Form 10QSB
period 1996-03-31
AMERICOMM RESOURCES CORP
filed 1996-05-08
CIK 887396

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                 FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended         March 31, 1996

Commission file Number          0-20193

                       AMERICOMM RESOURCES CORPORATION
           (Exact name of registrant as specified in its charter)

           Delaware                               73-1238709
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                Identification No.)

9 E. 4th Street, Suite 305, Tulsa, Oklahoma       74103-5109
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:  (918) 587-0096

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 YES [X]                 NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

     Common Stock, $.001 Par Value - 33,614,172 shares as of March 31, 1996.


                       PART I. - FINANCIAL INFORMATION

                       AMERICOMM RESOURCES CORPORATION

                                BALANCE SHEET


(Amounts in thousands, except per share data)
                                                   March 31, 1996
                                                   ______________

ASSETS
Current assets
   Cash and cash equivalents                       $      201,282
   Prepaid expenses                                             0
                                                   ______________
Total Current Assets                               $      201,282
Investments in prospects                                  777,687
                                                   ______________
TOTAL ASSETS                                       $      978,969

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities
   Accounts payable                                             0
   Accruals                                                  (155)
                                                   ______________
Total Current Liabilities                          $         (155)

Stockholders' equity (deficiency)
   Common stock, $.001 par value;
     authorized 50,000,000 shares
     33,614,172 shares issued                              33,614
   Capital in excess of par value                       1,238,136
   Deficit accumulated during the
     development stage                                   (292,626)
                                                   ______________
Total Stockholders' Equity                         $      979,124

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIENCY)                                $      978,969

See accountants' report and accompanying notes to financial statements

                       AMERICOMM RESOURCES CORPORATION

                             STATEMENT OF INCOME

                            FOR THE THREE MONTHS

                        ENDED MARCH 31, 1996 AND 1995

(Amounts in thousands, except per share data)
                                  Three Months          Three Months
                                         Ended                 Ended
                                     March 31,             March 31,
                                          1996                  1995
                                  ____________          ____________
Revenues
   Income                         $          0          $          0
   Interest income                       2,489                     0
                                  ____________          ____________
Total Income                             2,489                     0
                                  ____________          ____________

Costs and expenses
   General and administrative
     expenses                           19,014                 5,665
   Abandoned prospects                       0                     0
   Interest expense                          0                   850
                                  ____________          ____________
Total Costs and Expenses                19,014                 6,515
                                  ____________          ____________

Net Income (Loss)                 $    (16,526)         $     (6,515)

Net Income (Loss)
   per common share               $          0          $          0

Weighted average number of
   common shares outstanding        33,614,172            24,590,000

See accountants' report and accompanying notes to financial statements

                       AMERICOMM RESOURCES CORPORATION

                           STATEMENT OF CASH FLOWS

                            FOR THE THREE MONTHS

                        ENDED MARCH 31, 1996 AND 1995

(Amounts in thousands)
                                      Three Months          Three Months
                                             Ended                 Ended
                                         March 31,             March 31,
                                              1996                  1995
                                      ____________          ____________
Cash Flow From Operating Activities
  Operations
  Net income (loss)                   $    (16,526)         $     (6,515)
   Plus adjustments to reconcile
   net income to net cash flows
   from operating activities
   Abandoned prospects                           0                     0
  Changes in operating assets
   and liabilities
   Increase(Decrease) in accounts
     payable                                  (633)                4,100
   Increase(Decrease) in prepaid
     expenses                                  504                     0
   Accruals                                   (207)                  850
                                       ___________          ____________
  Net cash provided (used)
   by operating activities                 (16,862)               (1,565)

Cash Flows From Investing Activities
  Cash payments for investments in
   prospects                               (42,563)              (10,760)
                                       ___________          ____________
  Net cash provided (used)
   by investing activities                 (42,563)              (10,760)
                                       ___________          ____________

Cash Flows From Financing Activities
  Proceeds from issuance of common
   stock                                         0                     0
  Proceeds from note payable - related
   party                                         0                 9,000
  Repayment of note payable - related
   party                                         0                     0
                                      ____________          ____________

Net Increase(Decrease) in Cash and
Cash Equivalents                           (59,425)               (3,325)

Cash and Cash Equivalents,
  beginning of year                        260,707                 3,926
                                      ____________          ____________

Cash and Cash Equivalents,
  end of quarter                      $    201,282          $        601

See accountants' report and accompanying notes to financial statements

                       AMERICOMM RESOURCES CORPORATION

                        NOTES TO FINANCIAL STATEMENTS

                               MARCH 31, 1996

Note 1.  Basis of Presentation

     In the opinion of management the accompanying unaudited financial statements contain all adjustments, all of which were of a normal recurring nature, necessary to summarize fairly the Registrant's financial position and results of operations. The results of operations for the three months ended March 31, 1996 may not be indicative of the results that may be expected for the year ending December 31, 1996. These statements should be read in conjunction with the financial statements and notes thereto included in the Registrant's Form 10-KSB for its fiscal year ended
December 31, 1995.

Note 2.  Summary of Significant Accounting Policies

     Mining and oil and gas properties - The Company uses the successful efforts method of accounting for its mining activities. Costs incurred are deferred until exploration and completion results are evaluated.
At such time, costs of activities with economically recoverable reserves are capitalized as proven properties, and costs of unsuccessful or uneconomical development work are expensed.

     Cash and cash equivalents - The Company defines cash and cash equivalents to be cash on hand, cash in checking accounts, certificates of deposit, cash in money market accounts and certain investments with maturities of three months or less from the date of purchase.

Note 3.  Income Taxes

     As of December 31, 1995, the Company has tax net operating loss carryforwards totaling approximately $273,000. If not used, these carryforwards will expire in the years 2000 to 2009.

                       AMERICOMM RESOURCES CORPORATION

                              PLAN OF OPERATION

     In August 1995, the Registrant completed a private placement of 5,024,172 shares at $0.125 per share. To facilitate the offering, certain shareholders of the Registrant sold an aggregate of 2,000,000 shares at a purchase price of $.05 per share to investors who purchased shares from the Registrant in the offering. In connection with the offering, the Registrant realized gross cash proceeds of approximately $600,000 and was relieved of an obligation to repay a $28,000 advance from a shareholder who purchased shares in the offering. After utilizing approximately $85,200 of the offering proceeds to repay amounts due to the Registrant's officers, directors and stockholders as a result of advances made to the Registrant, the remaining cash proceeds of this offering have been and are expected to be used to fund the Registrant's operations including exploration of its existing prospects and to fund the Registrant's working capital requirements. Although the Registrant has not identified and does not currently have any plans or arrangements pending with respect to future acquisitions, the Registrant intends to continue to review various acquisition opportunities and may invest a portion of the proceeds in additional mineral prospects. In addition, in the event management determines either that developments in the mineral industry render additional investments therein inadvisable or that suitable prospects in such industry are not available to the Registrant on advantageous terms, the Registrant may engage in businesses unrelated to the exploration for and development of mineral properties. In the event management does not find what it considers to be suitable opportunities for investment, the proceeds of this offering may be invested in certificates of deposit and other low yield investments for considerable periods of time.

     As the proceeds of this offering may be used to finance unidentified future acquisitions and as the cost of the exploration and development of the Registrant's properties is dependent on numerous factors, some of which are beyond the Registrant's control, the Registrant cannot estimate how long the proceeds of this offering will satisfy its capital needs. In the absence of an acquisition, the Registrant believes the cash proceeds remaining will be sufficient to meet its capital needs over the next twelve months.

     Exploration for mineral resources, such as gold, is highly speculative and involves greater risks than many other businesses. Mineral exploration is frequently marked by unprofitable efforts, not only from unproductive prospects, but also from producing prospects which do not produce sufficient amounts to return a profit on the amount expended. Accordingly, there can be no assurance that the Registrant will be able to discover, develop or produce sufficient reserves to recover the expenses incurred in connection with the exploration of its properties, to fund additional exploration or to achieve profitability.

     The Registrant does not expect any significant change in the number of its employees during 1995. It will employ part-time or temporary persons and consultants in situations where special expertise is required.

                         PART II - OTHER INFORMATION

Item #6  Exhibits and Reports on Form 8-K

         a.  Exhibits - NONE

         b. Reports on Form 8-K - The Registrant has not filed, during the quarter for which this report is filed, a Form 8-K.

                       AMERICOMM RESOURCES CORPORATION

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      AMERICOMM RESOURCES CORPORATION
                                      Registrant

May 8, 1996                           Thomas R. Bradley
Date                                  Thomas R. Bradley
                                      President & CEO

May 8, 1996                           Thomas R. Bradley
Date                                  Thomas R. Bradley
                                      Principal Financial and Accounting
                                        Officer