Form 10QSB/A
period 1996-06-30
AMERICOMM RESOURCES CORP
filed 1996-08-12
CIK 887396

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                 FORM 10-QSB/A

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

     Common Stock, $.001 Par Value - 11,204,724 shares as of June 30, 1996.


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


                                      AMERICOMM RESOURCES CORPORATION
                                      Registrant

August 7, 1996                        Thomas R. Bradley
Date                                  Thomas R. Bradley
                                      President & CEO

August 7, 1996                        Thomas R. Bradley
Date                                  Thomas R. Bradley
                                      Principal Financial and Accounting
                                        Officer