Form 10QSB
period 1996-09-30
AMERICOMM RESOURCES CORP
filed 1996-11-13
CIK 887396

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                 FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended         September 30, 1996

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

     Common Stock, $.001 Par Value - 11,204,726 shares as of
 September 30, 1996.

Transitional Small Business Disclosure Format:   [ ] Yes     [X] No

                       PART I. - FINANCIAL INFORMATION

                       AMERICOMM RESOURCES CORPORATION

                                BALANCE SHEET


(Amounts in thousands, except per share data)
                                                   Sept. 30, 1996
                                                   ______________

ASSETS
Current assets
   Cash and cash equivalents                       $       49,885
   Prepaid expenses                                             0
                                                   ______________
Total Current Assets                               $       49,885
Investments in prospects                                  882,990
                                                   ______________
TOTAL ASSETS                                       $      932,875

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities
   Accounts payable                                             0
   Accruals                                                  (176)
                                                   ______________
Total Current Liabilities                          $         (176)

Stockholders' equity (deficiency)
   Common stock, $.001 par value;
     authorized 50,000,000 shares
     11,204,724 shares issued                              11,204
   Treasury Stock                                            (  8)
   Capital in excess of par value                       1,260,545
   Deficit accumulated during the
     development stage                                   (338,690)
                                                   ______________
Total Stockholders' Equity                         $      933,051

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIENCY)                                $      932,875

See accountants' report and accompanying notes to financial statements

                       AMERICOMM RESOURCES CORPORATION

                          STATEMENT OF OPERATIONS

                            FOR THE THREE MONTHS

                              AND NINE MONTHS

                      ENDED SEPTEMBER 30, 1996 AND 1995

(Amounts in thousands, except per share data)
                            Three Months  Three Months Nine Months Nine Months
                                   Ended         Ended       Ended       Ended
                               Sept. 30,     Sept. 30,   Sept. 30,   Sept. 30,
                                    1996          1995        1996        1995
                            ____________  ____________  __________  __________
Revenues
   Income                   $          0  $          0  $        0  $        0
   Interest income                   721             0       4,865           0
   Miscellaneous income                0            66       5,806          66
                            ____________  ____________  __________  __________
Total Income                         721            66      10,671          66
                            ____________  ____________  __________  __________

Costs and expenses
   General & administrative
     expenses                     19,792        21,786      67,282      33,041
   Abandoned prospects                 0             0       5,979           0
   Interest expense                    0           195           0       2,586
                            ____________  ____________  __________  __________
Total Costs and Expenses          19,792        21,981      73,261      35,627
                            ____________  ____________  __________  __________

Net Income (Loss)           $    (19,071) $    (21,915) $  (62,590) $  (35,561)

Net Income (Loss)
   per common share         $          0  $          0

Weighted average number of
   common shares outstanding  11,204,726    33,614,172

See accountants' report and accompanying notes to financial statements

                       AMERICOMM RESOURCES CORPORATION

                           STATEMENT OF CASH FLOWS

                            FOR THE THREE MONTHS

                              AND NINE MONTHS

                     ENDED SEPTEMBER 30, 1996 AND 1995

(Amounts in thousands)
                              Three Months  Three Months   Nine Mos.  Nine Mos.
                                     Ended         Ended       Ended      Ended
                                 Sept. 30,     Sept. 30,   Sept. 30,  Sept. 30,
                                      1996          1995        1996       1995
                              ____________  ____________  __________  _________
Cash Flow From Operating
Activities
  Operations
  Net income (loss)           $    (19,071) $    (21,915)  $ (62,590) $ (35,561)
   Plus adjustments to reconcile
   net income to net cash flows
   from operating activities
   Abandoned prospects               5,979             0       5,979          0
  Changes in operating assets
   and liabilities
   Increase(Decrease)in accounts
     payable                             0       (79,267)          0    (20,946)
   Increase(Decrease)in prepaid
     expenses                            0             0           0          0
   Increase(Decrease)in notes
     payable                             0       (41,500)          0    (90,700)
   Increase(Decrease) in accrued
     interest                            0        (4,499)          0     (5,085)
   Accruals                              0           671        (357)       671
   Treasury Stock                       (8)            0          (8)         0
                               ___________  ____________  __________  _________
  Net cash provided (used)
   by operating activities         (19,079)     (146,510)    (56,976)   151,621

Cash Flows From Investing
Activities
  Cash payments for investments
   in prospects                    (55,788)      (62,801)   (153,846)  (618,819)
                               ___________  ____________  __________  _________
  Net cash provided (used)
   by investing activities         (55,788)      (62,801)   (153,846)  (618,819)
                               ___________  ____________  __________  _________

Cash Flows From Financing
Activities
  Proceeds from issuance of
   common stock                          0       236,266           0  1,128,021
  Proceeds from note payable-
   related party                         0             0           0     19,700
  Repayment of note payable-
   related party                         0             0           0          0
                              ____________  ____________  __________  _________

Net Increase(Decrease) in
Cash and Cash Equivalents          (74,867)       26,955    (210,822)   377,281

Cash and Cash Equivalents,
  beginning of quarter             124,752       354,252     260,707      3,926
                              ____________  ____________  __________  _________

Cash and Cash Equivalents,
  end of quarter              $     49,885  $    381,207  $   49,885  $ 381,207

See accountants' report and accompanying notes to financial statements

                       AMERICOMM RESOURCES CORPORATION

                        NOTES TO FINANCIAL STATEMENTS

                             SEPTEMBER 30, 1996

Note 1.  Basis of Presentation

     In the opinion of management the accompanying unaudited financial statements contain all adjustments, all of which were of a normal recurring nature, necessary to summarize fairly the Registrant's financial position and results of operations. The results of operations for the nine months ended September 30, 1996 may not be indicative of the results that may be expected for the year ending December 31, 1996. These statements should be read in conjunction with the financial statements and notes thereto included in the Registrant's Form 10-KSB for its fiscal year ended
December 31, 1995.

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

                       AMERICOMM RESOURCES CORPORATION

                              PLAN OF OPERATION

     In August 1995, the Registrant completed a private placement of 5,024,172 shares at $0.125 per share, which resulted in gross cash proceeds of approximately $600,000 and relieved the Registrant of an obligation to repay a $28,000 advance from a shareholder who purchased share in the offering. After utilizing approximately $85,200 of the offering proceeds to repay amounts due to the Registrant's officers, directors and stockholders as a result of advances made to the Registrant, $465,000 of the remaining cash proceeds of this offering have been used to fund the Registrant's oerations including exploration of its existing prospects. The remaining cash proceeds are expected to be used to fund the exploration of the Registrant's prospects and to fund the Registrant's working capital requirements. Although the cost of the exploration and development of the Registrant's properties is dependent on numerous facts, some of which are beyond the Registrant's control, the Registrant believes the cash proceeds remaining will be sufficient to meet its operating expenses and commitments over the next six months. Thereafter the Registrant will be required to raise additional capital through debt or equity offerings, encumbering properties or entering into arrangements whereby certain costs of exploration will be paid by others to earn an interest in the properties. There can be no assurance that the additional capital expected to be necessary to fund the Registrant's operations will be available on economically acceptable terms, if at all.

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


                                      AMERICOMM RESOURCES CORPORATION
                                      Registrant

Novembe 13, 1996                      Thomas R. Bradley
Date                                  Thomas R. Bradley
                                      President & CEO

November 13, 1996                     Thomas R. Bradley
Date                                  Thomas R. Bradley
                                      Principal Financial and Accounting
                                        Officer