Form 10KSB
period 1996-12-31
AMERICOMM RESOURCES CORP
filed 1997-03-27
CIK 887396

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

(Mark One)
[X]  Annual report under section 13 or 15(d) of the Securities Act of 1934
     for the fiscal year ended         December 31, 1996.
[ ]  Transition report under section 13 or 15(d) of the Securities Exchange
     Act of 1934 for the transition period from            to              .

Commission File Number       0-20193

                             AMERICOMM RESOURCES CORPORATION
                      (Name of small business issuer in its charter)

          DELAWARE                                  73-1238709
(State or other Jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)

9 E. 4th Street, Suite 305, Tulsa, OK                74103-5109
(Address of principal executive offices)             (Zip Code)

(Issuer's Telephone Number)  (918) 587-0096

Securities registered under Section 12(b) of the Act:
                Title of each class         Name of each exchange on which
                                              registered
                       NONE

Securities registered under Section 12(g) of the Act:
                             Common Stock, $.001 Par Value
                                  (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                 YES [X]                 NO [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.           [ ]

State issuer's revenues for its most recent fiscal year $10,784.
The aggregate market value of the voting stock held by non-affiliates on March 3, 1997 was approximately $3,671,865. On such date, the closing price for the Registrant's Common Stock was $0.42 per share.

State the number of shares outstanding of each of the issuer's classes of
common equity, as of March 3, 1997.      11,204,592

Documents incorporated by reference:  NONE
Transitional Small Business Disclosure Format:
                 YES [ ]                 NO  [X]

                                  PART I
ITEM 1. BUSINESS

Background

Americomm Resources Corporation, a Delaware corporation (the "Registrant"), was incorporated in the state of Utah in August 1983 under the name
Chambers Energy Corporation and reincorporated in Delaware in March 1985 under the name Americomm Corporation. The corporate name was changed to Americomm Resources Corporation in July 1995 and a one-for-three reverse stock split of the Company's Common Stock was effected in June 1996. All per share numbers set forth in this Form 10-KSB have been adjusted to reflect such reverse stock split. The Registrant has no subsidiaries. The Registrant operates from leased office space at 9 East 4th Street, Suite 305, Tulsa, Oklahoma 74103-5109 with the telephone number shown on the front of this report.

From the time of its incorporation, the Registrant remained essentially inactive with the exception of a two year period from January 1985 to January 1987 when it engaged in a business brokerage and apartment rental brokerage business. In December 1991, the Registrant completed a $60,000 private placement of its common stock which was used to pay the costs of (i) obtaining an audit of the Registrant's financial statements, (ii) registering its common stock pursuant to the Securities Exchange Act of 1934, as amended, and (iii) partially funding the Registrant's business activities to date. In August 1995, the Registrant completed a private placement of 1,674,724 shares at $0.375 per share. To facilitate the offering, certain shareholders of the Company sold an aggregate of 666,666 shares at a purchase price of $0.15 per share to investors who purchased shares from the Company in the offering. In connection with the offering, the Company realized gross cash proceeds of approximately $600,000 and was relieved of an obligation to repay a $28,000 advance from a shareholder who purchased shares in the offering. See "Plan of Operation".

Forward-Looking Information. All statements, other than statements of historical fact contained in this Form 10-KSB, including statements in "Plan of Operation", "Business", and "Properties" are forward-looking statements. Forward-looking statements generally are accompanied by words such as "anticipate", "believe", "estimate", "expect", "potential",
"project" or similar statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct. Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements include the uncertainty of exploration results, operating hazards, need for additional capital, competition from other mining and natural resource companies, the fluctuations of gold prices and the effects of governmental and environmental regulation. All forward-looking statements in this Form 10-KSB are expressly qualified in their entirety by the cautionary statements in this paragraph.

Business Developments over the past five years.

Over the past five years, the Registrant has acquired interests in, and conducted surface geology, mapping, sampling and staking of claims on, the following seven gold mining prospects, six of which are in various stages of exploration and are without known reserves and one of which has been dropped. In 1995, the Registrant acquired a copper exploration prospect which was dropped in December 1996. The following is a brief description of the Registrant's interests:

On May 19, 1995 the Registrant acquired all of the interests of Southwestern Gold U.S.A., Inc. ("Southwestern Gold") in four gold mining prospects located in the State of Nevada in exchange for the issuance of 1,333,333 shares of the Registrant's restricted common stock to such company. The properties are located in Churchill, Nye, White Pine and Humboldt counties in Nevada and originally consisted of 148 unpatented and non-producing gold mining claims. In January 1996 the Registrant located 36 additional lode mining claims adjoining its Churchill County project, bringing the total in this group to 184 claims covering 3,680 acres. In December 1996 the Registrant executed a Heads of Agreement with Echo Bay Exploration Inc., a subsidiary of Echo Bay Mines Ltd., Denver, Colorado for exploration of the Churchill County property.

During 1994, the Registrant acquired a one-third (33 1/3%) interest in the North Goldfield Prospect in Esmeralda County, Nevada which consisted of
170 claims. The Registrant incurred $65,000 in exploration expense on this prospect in 1995 and dropped its 1/3 interest partnership after an unsuccessful test drilling program.

During 1992, the Registrant acquired 100% of the Indian Springs gold mining prospect which currently consists of 64 claims covering 1,280 acres in Esmeralda County, Nevada. During 1995 the Registrant incurred approximately $63,000 in expenses in an eight hole drill test program on four of the claims in this block. Six of the holes hit anomalous gold mineralization in narrow low grade intervals which were not of economic value. Additional anomalous gold values have been found at the surface within the claim block and the Registrant expects to conduct further mapping and sampling over the entire claim block to identify targets for a drilling program.

During 1992, the Registrant acquired the rights to a 3% net smelter run (NSR) nonparticipating royalty interest in the gold mining prospect known as the Gold Creek Prospect (formerly known as the Pioneer Project) which currently consists of 20 mining claims in Powell County, Montana. A geochemical soil survey was conducted on the prospect in 1993 to identify drill targets. No additional exploration activities have been conducted on this prospect since that time. In 1996, the holder of these claims reduced the number of mining claims from 60 to 20 as it had not located an industry partner to explore this prospect. The Registrant is attempting to negotiate a new agreement with the holder of these claims, whereby the Registrant would become the operator of the project.

In December 1995 the Registrant acquired a copper exploration prospect in the Big Indian mining district of the Lisbon Valley in San Juan County, Utah. The property had 107 located lode mining claims in two state leases contiguous to the claim blocks, totaling 2,380 acres. The Registrant engaged in surface exploration of the property in 1996 and dropped the property in December 1996 as, in the Registrant's opinion, the property had only marginal potential for discovery of economic copper production.

For a more particular description of the properties held by the Registrant, see "Item 2. PROPERTIES".

Competition

Precious metals exploration, is extremely competitive. The Registrant must compete with many long-established companies with greater financial resources and technical capabilities. There can be no assurance that the Registrant will be able to successfully compete for the properties or for the services and supplies necessary to conduct its business. The Registrant is not a significant participant in the precious metals industry.

Markets; Price Volatility

The market price of gold and other precious metals is volatile, subject to speculative movement and depends upon numerous factors beyond the control of the Registrant, including expectations regarding inflation, global and regional demand, political and economic conditions and production costs in major gold producing regions. There can be no assurance that the production and sale of gold and other precious metals, if any, from the Registrant's properties will be commercially feasible under market conditions prevailing in the future.

Regulation

The mining industry in the United States is subject to extensive federal, state and local laws and regulations governing exploration, development, and production, export, tax, labor standards, occupational health, waste disposal, protection and remediation of the environment, reclamation, mine safety, toxic substances and other matters. Compliance with such laws and regulations has increased the cost of planning, designing, drilling, developing, constructing, operating and closing mines and mining facilities.

In addition, during the past decade, legislation has been proposed that sought to reform the General Mining Law of 1872, which governs exploration and mining activities on unpatented mining claims and related activities on federal lands. The proposed legislation contained strict new environmental protection standards and conditions, additional reclamation requirements and extensive new procedural steps which would likely result in delays in permitting and could adversely effect the development of minerals on federal lands. The proposed legislation also provided for the imposition of royalties on gold production from currently unpatented mining claims, which could adversely affect the economics of mining projects. The imposition of stricter regulations governing mining operations and the protection of the environment could have a significant impact on the operations of all mining companies and substantially increase the costs of those operations.

Although the Registrant is not aware of any circumstances which would cause the Registrant to be in violation of any regulation, substantial costs are expected to be required to comply with applicable regulations and costs and delays associated with such compliance could materially affect the economics of a given project, cause material changes or delays in the Registrant's intended activities or inhibit the development of a mining property. The effect of any future regulation on the Registrant's operations cannot be determined at this time, although any increase in the cost of the Registrant's operations as a result of future regulations could have a material adverse impact on the Registrant.

Title to Properties

The Registrant's mineral rights consist of unpatented mining claims which are unique property interests and are generally considered to be subject to greater title risk than other real property interests. The greater title risk results from unpatented mining claims being dependent on strict compliance with a complex body of federal and state statutory and decisional law, much of which compliance involves physical activities on the land, and from the lack of public records which definitively control the issues of validity and ownership. In conformity with normal industry operating procedures, title reports or opinions are not obtained as a matter of course until a determination has been made to commence drilling operations. Accordingly, the Registrant bears the risk of loss resulting from any title defects.

Employees

The Registrant presently has two officers, (1) Mr. Thomas R. Bradley, its president, who devotes all of his working time to the affairs of the Registrant, and (2) Mrs. Jane Bradley, Mr. Bradley's wife, who serves as corporate Secretary and Treasurer of the Registrant, is not compensated for so serving has no active role and devotes a de minimis amount of time to the Registrant's affairs. The Registrant has no employees.

ITEM 2. PROPERTIES

Jessup Property
Churchill County, Nevada

The Jessup Property consists of 130 unpatented mining claims (94 acquired from Southwestern Gold U.S.A., Inc. in 1995 and 36 located by the Registrant in 1996) covering approximately 2,600 acres in Churchill County, Jessup
Mining District, Nevada (collectively the "Jessup Property") which is located approximately 60 miles northeast of Reno, Nevada. Access to the property is by way of interstate highway from Reno, Nevada and then by dirt road. The Registrant has received and evaluated data with respect to mapping, trenching, rock chip sampling, geophysical surveying and exploratory drilling which was conducted by Southwestern Gold and prior owners on the property. The Registrant, through its consulting geologist, conducted further exploration in 1995 and 1996 and assembled a data package on the prospect for presentation to potential joint venture partners.

In December 1996 the Registrant executed a Heads of Agreement (the "Agreement") with Echo Bay Exploration Inc. of Denver, Colorado, providing for a five year exploration program on the Jessup Property to be conducted by Echo Bay, as operator. The Agreement grants to Echo Bay the right to earn an undivided fifty-one percent (51%) interest at any time during the five (5) year period, in the Jessup Property by (i) expending Two Million Dollars ($2,000,000) on or for the direct benefit of the Jessup Property ("Work Expenditures"); and (ii) making cash payments to the Registrant totaling Seven Hundred Fifty Thousand Dollars ($750,000) (the "Cash Payment"). Under the terms of the Agreement, $250,000 in Work Expenditures shall be made in the first year and specified minimum amounts are to be expended in each year thereafter until the full $2,000,000 has been expended, although Echo Bay may accelerate the payment of such Work Expenditures or may elect to pay up to 20% of the minimum annual Work Expenditures in cash to the Registrant if such minimum annual Work Expenditures are not made. In addition, the Cash Payment is to be paid in minimum annual increments over the five year period commencing with the first cash payment of $50,000 which was received by the Registrant in January 1997. Additional cash payments of $100,000, $150,000, $200,000 and $250,000 are payable on or before
December 1 of each year commencing with December 1, 1997. Upon completion of the Work Expenditures and payment of the Cash Payment, Echo Bay shall have earned an undivided fifty-one (51%) interest in and to the Jessup Property. Within one (1) year after Echo Bay has earned its undivided fifty-one (51%) interest, Echo Bay has an option to acquire an additional nineteen percent (19%) undivided interest in the Jessup Property by making a cash payment to the Registrant of Two Million Dollars ($2,000,000). Prior to earning its interest in the Jessup Property, Echo Bay may terminate the Agreement at any time and shall be relieved of any further obligation to the Registrant except for any obligation which accrued prior to such termination.

The Agreement will continue for a term of twenty (20) years, and so long thereafter as operations or activities under the Agreement continue, or until the Agreement is terminated, whichever occurs first. The Agreement also provides that, Echo Bay will maintain liability insurance with respect to its operations on the Jessup Property during the five-year exploration period, indemify the Registrant against certain liabilities caused by its exploration activities during such period and pay all federal claim rental fees, payments and obligations required by the von Hafften and Lawrence Leases and perform assessment work and make necessary filings required to maintain the unpatented claims comprising the Jessup Property while Agreement is in full force and effect. If Echo Bay terminates the Agreement prior to acquiring an interest in the Jessup Property, Echo Bay will perform any reclamation work required as a direct result of its activities on the Jessup Property and shall hold the Registrant harmless from any such reclamation obligation. Liability for reclamation of any distrubance on the Jessup Property prior to the effective date of the Agreement is the exclusive responsibility of the Registrant and the Registrant has indemnified Echo Bay for any such liability. Echo Bay and the Registrant have each granted the other a right of first refusal with respect to their interest in the Jessup Property. Echo Bay's exploration program commenced in the first quarter of 1997.

The leased mining claims are governed by the Mining Lease Agreement dated June 15, 1991 between Southwestern Gold U.S.A., Inc., and Alexander von Hafften which covers 91 mining claims (the "Hafften Lease"), and the Mining Lease Agreement dated July 15, 1992 between Southwestern Gold U.S.A., Inc., and Edmond F. Lawrence which covers 3 mining claims (the "Lawrence Lease"). Each lease has a ten year term with one ten year renewal option. If any portion of the claims under the lease are placed into commercial production of minerals within the first renewal term, that lease may be renewed for additional renewal terms for so long as commercial production of minerals continues from that lease. The leases are terminable by the Lessee on 30 days notice to the Lessor. To maintain each lease, the following minimum advance royalty payments must be made:

                                     AMOUNT OF PAYMENT
                YEAR         HAFFTEN LEASE           LAWRENCE LEASE
                1996         $20,000                 $3,000
                1997         $30,000                 $4,000
                1998         $40,000                 $6,000
                1999         $50,000                 $6,000
                2000         $50,000                 $8,000
                2001         $50,000                 $8,000

The minimum advance royalty payments of $50,000 due with respect to the first renewal term of the Hafften Lease will be increased for inflation. The minimum advance royalty payments with respect to the Lawrence Lease will be $10,000 for 2002 and for each year thereafter. In addition to minimum advance royalty payments, the Lessee must pay the Lessor a royalty equal to 5% of net smelter returns less all advance royalty payments and must pay all taxes assessed against the property during the term of the lease. The Lessee must also pay applicable county, state and BLM annual fees to keep the property in good standing unless the Lessee terminates the lease before May 1st of any year.

Indian Springs Prospect
Esmeralda County, Nevada

The Registrant owns 100% of the Indian Springs Prospect with covers 64 recorded claims on 1,280 acres. This prospect is located approximately six miles west northwest of Goldfield, Nevada and is accessible by dirt road. Nevada is one of the worlds largest gold producing regions and the Goldfield District has produced gold, silver and copper since 1900. The Goldfield District, though an old, mature, mining area, has become active again with companies using modern exploration techniques. Kennecott is probably the most active company in the area. Within a 100 mile radius of the Registrant's prospect in this area, there are numerous mines producing gold, silver, lead and copper.

During 1995 the Registrant incurred approximately $63,000 in expenses in an eight hole drill test program on four of the claims in this block. Six of the holes hit anomalous gold mineralization in narrow low grade intervals which were not of economic value. Additional anomalous gold values have been found at the surface within the claim block and the Registrant expects to conduct further mapping and sampling over the entire claim block to identify targets for a drilling program. This prospect is without known reserves.

Gold Creek Prospect (a.k.a. Pioneer Project)
Powell County, Montana

The Gold Creek Prospect is in the historic Pioneer Gold Mining District of Powell County, Montana and currently consists of 20 mining claims covering
400 acres held by the other party to the Exploration Agreement described below. Surface geology and geochemical surveys have been completed on this prospect and three target areas for exploratory drilling have been identified. Placer gold was produced in the valleys immediately downstream from this prospect in the past and the proposed drilling and development work is intended to locate the source for this gold, which the Registrant believes may be within its claim block. No potential resource value has been assigned to this prospect. The prospect is accessible by dirt road.

The Registrant currently holds a 3% net smelter run (NSR) nonparticipating royalty interest in this prospect pursuant to an Exploration Agreement which it acquired effective December 30, 1992 for $12,000. Under the Exploration Agreement, the Registrant may, but is not required to, convert its NSR interest to a 30% participating interest at any time until the other party to the Agreement has expended $250,000 in Qualified Expenditures (as defined). If the Registrant elects to convert its interest, it will be required to reimburse the other party for 30% of all Qualified Expenditures incurred by the other party. If the prospect is developed and the Registrant does not elect to convert its NSR interest, the NSR interest and any other interest of the Registrant in the prospect will terminate when an aggregate of $2 million in royalties have been received by the Registrant. The other party may abandon all or any portion of the prospect or terminate the Exploration Agreement at any time, in which case it is obligated to assign all of its rights and title in the affected property to the Registrant at no cost. In 1996, the other party to the Exploration Agreement reduced the number of claims from 60 to 20 as such party had not located an industry partner to explore this prospect. The Registrant is attempting to negotiate a new agreement with the other party holding these claims, whereby the Registrant would become the operator of the project, for a drilling program in 1997.

Ikes Canyon Property
Nye County, Nevada

The Ikes Canyon Property consists of 31 unpatented mining claims covering approximately 620 acres in Nye County, Northumberland Mining District, Nevada. The Registrant has received and evaluated data with respect to preliminary rock chip sampling and reconnaissance mapping of the property conducted during 1995 to locate targets for a reverse circulation drilling program. The prospect is accessible by dirt road.

Pancake Summit Property
White Pine County, Nevada

The Pancake Summit Property consists of 10 unpatented mining claims located in White Pine County, Pancake Mining District, Nevada. An initial program of geological mapping and sampling on the property was conducted by Southwestern Gold.

Verlee Property
Humboldt County, Nevada

The Verlee Property consists of 13 unpatented mining claims located in Humboldt County, Red Butte Mining District, Nevada. An initial program of preliminary geological mapping and sampling was conducted by Southwestern Gold. An additional program of mapping and sampling was conducted by the Registrant during 1995 and targets for reverse circulation drilling have been identified. The Prospect is accessible by dirt road.

Lisbon Valley Copper Prospect
San Juan County, Utah

In December 1995 the Registrant leased a copper exploration prospect in the Big Indian mining district, in the Lisbon Valley, San Juan County, Utah. The property had 107 located lode mining claims in two blocks and two state leases contiguous to the claim blocks, totaling 2,380 acres. The Registrant completed geological mapping and sampling on the prospect in October 1996, and its consulting geologist prepared a complete data package on the property. After a thorough review of the data resulting from surface exploration work conducted on the property by the Registrant through its consulting geologist during 1996, in the opinion of the Company the property had marginal potential for economic copper production. As the Mining Lease Agreement required annual minimum advance royalty payments and the payment of certain other annual fees and expenses by the Registrant, and as the leaseholder was unwilling to modify such terms, both parties agreed to terminate the Mining Lease Agreement effective December 1, 1996, with a final payment of $10,000 by the Registrant and a reassignment of the State of Utah leases to the leaseholder.

ITEM 3. LEGAL PROCEEDINGS

The Registrant is not a party to any pending or threatened legal actions.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders of the Registrant during the fourth quarter of the fiscal year covered by this report.

                                       PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

The Registrant's Common Stock was listed for trading effective December 21, 1992 by the National Association of Securities Dealer's (NASD) OTC Bulletin Board and the National Quotation Bureau "Pink Sheets". The Registrant's trading symbol for the OTC Bulletin Board is "AREC". At the close of business on December 31, 1996, the holders of record of the Registrant's Common Stock numbered 167. High and low bid prices for the Registrant's Common Stock for each quarter within the fiscal years ending December 31, 1996 and 1995 as reported by the OTC Bulletin Board and as adjusted to reflect a one-for-three reverse split of the Registrant's Common Stock which was effective June 27, 1996 were as follows:

                                         LOW BID         HIGH BID
Quarter Ended March 31, 1995             0.1875          0.3900
Quarter Ended June 30, 1995              0.3750          1.0311
Quarter Ended September 30, 1995         0.3750          0.8436
Quarter Ended December 31, 1995          0.1875          0.4800
Quarter Ended March 31, 1996             0.1500          0.3000
Quarter Ended June 30, 1996              0.2400          0.4687
Quarter Ended September 30, 1996         0.2812          0.6875
Quarter Ended December 31, 1996          0.3125          0.6875

Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The Registrant has never paid any dividends and, due to the present nature of its business activity, payment of dividends is not presently anticipated.

ITEM 6. PLAN OF OPERATION

In August 1995, the Registrant completed a private placement of 5,024,172 shares at $0.125 per share, which resulted in gross cash proceeds of approximately $600,000 and relieved the Registrant of an obligation to repay a $28,000 advance from a shareholder who purchased shares in the offering. After utilizing approximately $85,200 of the offering proceeds to repay amounts due to the Registrant's officers, directors and stockholders as a result of advances made to the Registrant, $485,000 of the remaining cash proceeds of this offering have been used to fund the Registrant's operations including exploration of its existing prospects. The remaining cash proceeds, together with the $50,000 cash payment received from Echo Bay in January 1997, are expected to be used to fund the exploration of the Registrant's prospects and to fund the Registrant's working capital requirements. Although the cost of the exploration and development of the Registrant's properties is dependent on numerous facts, some of which are beyond the Registrant's control, the Registrant believes these funds will be sufficient to meet its operating expenses and commitments over the next six months. Thereafter the Registrant will be required to raise additional capital through debt or equity offerings, encumbering properties or entering into arrangements whereby certain costs of exploration will be paid by others to earn an interest in the properties. There can be no assurance that the additional capital expected to be necessary to fund the Registrant's operations will be available on economically acceptable terms, if at all.

Exploration for mineral resources, such as gold, is highly speculative and involves greater risks than many other businessess. Mineral exploration is frequently marked by unprofitable efforts, not only from unproductive prospects,but also from producing prospects which do not produce sufficient amounts to return a profit on the amount expended. Accordingly, there can be no assurance that the Registrant will be able to discover, develop or produce sufficient reserves to recover the expenses incurred in connection with the exploration of its properties, to fund additional exploration or to achieve profitability.

The Registrant does not expect any significant change in the number of its employees during 1997. It will employ part-time or temporary persons and consultants in situations where special expertise is required.

ITEM 7. FINANCIAL STATEMENTS

                            AMERICOMM RESOURCES CORPORATION
                                     BALANCE SHEET
                                   DECEMBER 31, 1996
ASSETS
Current Assets:
  Cash and cash equivalents               $ 29,311
  Prepaid expenses                             350
  Accounts Receivable                       50,000
                                          ________

Total Current Assets                        79,661
                                          ________
Investments in prospects                   805,161
                                          ________
Total Assets                              $884,822

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities:
  Accounts payable                        $   11,574
  Deferred payment proceeds                   50,000
                                          __________
Total current liabilities                 $   61,574
Stockholder's equity:
  Common stock, $.001 par value;
    authorized 50,000,000 shares, 11,204,724
    shares issued, of which 132 shares are
    held in treasury                          11,204
  Capital in excess of par value           1,260,538
  Retained earnings                         (448,494)
                                          __________
Total stockholders' equity                $  823,248
                                          __________
                                          $  884,822

See accountant's report and accompanying notes to financial statements.

                             AMERICOMM RESOURCES CORPORATION
                                     INCOME STATEMENT
                     FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
                                         For the Years Ended December 31,
                                         _______________________________
                                              1996            1995
                                         ______________   ______________
Revenues:
  Miscellaneous Income                   $     5,831      $       331
  Interest Income                              4,953            1,262
                                         ______________   ______________
Total income                                  10,784            1,593

Costs and expenses:
  General and administrative expenses         80,249           50,767
  Abandoned prospects                        102,928           65,666
  Interest expense                               -0-            2,586
                                         ______________   ______________
Total costs and expenses                     183,177          119,019
                                         ______________   ______________
Net income (loss)                        $  (173,393)     $  (117,426)
                                         ______________   ______________

Net income (loss) per common share       $      (.02)     $      (.01)
                                         ______________   ______________
Weighted average number of common
  shares outstanding                      11,204,684       11,204,724
                                         ______________   ______________

See accountants' report and accompanying notes to financial statements.

                             AMERICOMM RESOURCES CORPORATION
                       STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                           FOR THE YEAR ENDED DECEMBER 31, 1996
                 COMMON STOCK
                 _________________
                                             Capital in
                             Par             Excess of  Retained
                 Shares      Value  Amount   Par Value  Earnings   Total
                 ____________________________________________________________
BALANCES,
Jan. 1, 1995     24,590,000  .001   $24,590  $  119,139 $(158,675) $  (14,946)
  Net loss                                               (117,426)   (117,426)
  Issuance of
  common stock    9,024,172  .001     9,024   1,118,997             1,128,021
                 __________  ____   _______  __________ _________  __________
BALANCES,
Dec. 31, 1995    33,614,172  .001    33,614   1,238,136  (276,101)    995,649
  Net loss                                               (172,393)   (172,393)
Effect of Reverse
  stock split   (22,409,448) .001   (22,410)     22,402                    (8)
                 __________  ____   _______  __________ _________  __________
BALANCES
Dec. 31, 1996    11,204,724  .001   $11,204  $1,260,538 $(448,494) $  823,248
                 __________  ____   _______  __________ _________  __________

See accountants' report and accompanying notes to financial statements.

                             AMERICOMM RESOURCES CORPORATION
                                 STATEMENT OF CASH FLOWS
                      FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
                                         For the Years Ended December 31,
                                         ____________________________________
                                               1996              1995
                                         _________________   ________________
CASH FLOWS FROM OPERATING ACTIVITIES:
  Operations
  Net loss                                $ (172,393)         $ (117,426)
  Adjustments to reconcile net income
   to net cash flows from operating
   activities:
    Abandoned prospects                      102,894              65,666
    Changes in operating assets and
      liabilities:
      Accounts payable                        10,907             (20,313)
      Prepaid expenses                           154                (504)
      Accruals                                   (53)             (5,032)
                                         _________________   ________________
Net cash provided(used) by operating
  activities                             $   (58,491)        $   (77,609)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash payments for investments in
   prospects                                (172,905)           (222,631)
                                         ________________   _________________
Net cash provided(used) by investing
  activities                                (172,905)           (222,631)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock         -0-             628,021
  Repayment of note payable-related party        -0-             (71,000)
                                         ________________   _________________
Net cash provided(used) by financing
  activities                                     -0-              557,021
                                         ________________   _________________
Net increase(decrease) in cash and cash
  equivalents                               (231,396)             256,781

Cash and cash equivalents, beginning
  of year                                    206,707                3,926
                                         ________________   _________________
Cash and cash equivalents, end of year   $    29,311        $     260,707

Supplemental Disclosures
  Interest expense paid                  $       -0-        $       2,586
                                         ________________   _________________
  Income taxes paid                      $       -0-        $         -0-
                                         ________________   _________________
  Issuance of 1,333,333 shares of common
  stock in exchange for ownership interest
  in various mineral prospects           $       -0-        $     500,000
                                         ________________   _________________

See accountants' report and accompanying notes to financial statements.

                             AMERICOMM RESOURCES CORPORATION
                              NOTES TO FINANCIAL STATEMENTS
                                    DECEMBER 31, 1996

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General - The Company was originally incorporated in the State of Utah on the 22nd day of August 1983, as Chambers Energy Corporation. On the 7th day of March 1985, the state of incorporation was changed to Delaware by means of a merger with Americomm Corporation, a Delaware Corporation formed for the purpose of effecting the said change.

In July 1995, the Company changed its name to Americomm Resources Corporation.

During 1996, the Company continued to explore its gold mine prospects and Utah copper mine prospect. During 1996, the Company determined that the Utah copper mine prospect did not contain commercially producible reserves. Therefore, this prospect was abandoned and the amount expended on this prospect has been charged against income. A Heads of Agreement was entered into during December 31, 1996 as outlined below. Based on these activities Americomm is no longer reporting their financial statements as a development stage enterprise.

Method of Accounting - Assets, liabilities, revenues and expenses are recognized on the accrual method of accounting for financial statement presentation.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Income Taxes - Temporary differences exist between the financial and tax basis of assets relating to the revenue recognition on certain contracts.

Cash and Cash equivalents - The Company defines cash and cash equivalents to be cash on hand, cash in checking accounts, certificates of deposit, cash in money market accounts and certain investments with maturities of three months or less from the date of purchase.

2.  HEADS OF AGREEMENT

On December 1, 1996, Americomm entered into an agreement with Echo Bay Mines of Denver, Colorado (Echo Bay) for the exploration of the Jessup gold mine prospect. According to the terms of the agreement Echo Bay can acquire a 51% joint venture interest in such property by paying Americomm $750,000 and completing $2,000,000 in exploration expenditures over the five year period ending December 1, 2001. As of December 31, 1996, no exploration expenditures had occurred. The agreement stipulates Americomm is to receive a non-refundable $50,000 payment that has been recorded as an account receivable in the financial statements. This payment was received in January of 1997.

Income was not recognized on the transaction in 1996 as under the terms of the agreement title does not transfer to the developer until all terms and conditions are met.

3.  INCOME TAXES

The Company also has net operating loss carryovers of approximately $422,000 that expires from the year 2000 to 2009.

The deferred tax assets related to these items are as follows:

Reporting difference on Heads of Agreement       $  7,000
Net operating loss carryover                      175,000
                                                 ________
                                                  182,000

Valuation allowance                               182,000
                                                 ________
Net deferred tax asset                           $    -0-

                                                 ________

4.  CAPITAL STOCK

On June 13, 1995, the board of directors approved a one-for-three reverse stock split effective June 27, 1996. The Board of Directors elected not to change the par value of the stock. The effects of this reverse split are shown on the statement of stockholder's equity.

The weighted average shares outstanding have been adjusted to reflect this reverse split as if it had occured on January 1, 1995.

As outlined in these footnotes, the Company has outstanding options with various parties to purchase its common stock. Due to the stock's market price, these shares have not been included in the weighted average shares computation.

5.  OFFICE RENT

The Company leases office space from another corporation under an informal lease agreement. The lease is on a month-to-month basis with monthly rent expense of $350.

6.  STOCK OPTION PLAN

During 1995 Americomm adopted a Stock Option Plan. The compensation committee of the Board of Directors has sole discretion for the granting of these options. Options for a total of 1,000,000 shares (after the reverse split) can be granted under the plan. The exercise price of these options is the Fair Market Value on the date of grant.

The following stock options are outstanding at December 31, 1996

                             Year        Shares Under
                             Granted     Options         Expiration
                             _______________________________________
Officer/Employee/Director    1995       66,666           6/14/05

Officer/Employee             1996       200,000          10/11/06

Directors                    1995       200,000          6/14/05

Directors                    1996       400,000          10/11/06

Others                       1996       10,000           11/28/06

The effect of the exercising of these options has not been included in the calculation of earnings per share.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

Not applicable

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table gives certain information concerning the directors and executive officers of the Registrant. Each person shown as a director serves for a one-year term and until his successor is elected and qualified and each person shown as an officer serves at the discretion of the board of directors.

Name                      Age   Position       Officer Since  Director Since
                          ___   _____________  _____________  ______________
Thomas R. Bradley (1)     73    President and
                                Director       March, 1985    March, 1985

Jane Bradley (1)          73    Secretary/
                                Treasurer      December, 1991 N/A

Albert Whitehead          67    Director       N/A            December, 1991

George H. Plewes          57    Director       N/A            May, 1995
________________________________________
(1)  The Bradley's are husband and wife

Mr. Bradley has served as President of the Registrant since December 1991 and served as Executive Vice President of the Registrant from March 1985 to December 1991. Mr. Bradley is also the owner of Bradley & Associates Marketing, a sole proprietorship consulting firm providing domestic and foreign sales and marketing management services to small manufacturers. From January 1987 to March 1990, Mr. Bradley was also a partner in Capstone Communications, an industrial advertising agency.

Mrs. Bradley has not been employed for the past five years.

Mr. Whitehead currently serves as the Chairman and Chief Executive Officer of Seven Seas Petroleum Inc., A Yukon Territory corporation engaged in international oil and gas exploration. From April 1987 through January 1995, Mr. Whitehead served as Chairman and Chief Executive Officer of Garnet Resources Corporation, a publicly held oil and gas exploration and development company.

Mr. Plewes has served as Chairman of Southwestern Gold Corporation, Inc. since 1992 and as President of GHP Corporation, a private oil exploration and production company in the United States, since 1990.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth for each of the three fiscal years information concerning all compensation received by the Registrant's Chief Executive Officer for all services rendered to the Registrant. No other compensation was received by such person or by any other person for such services.

                             Summary Compensation Table

                                         Annual Compensation
                                         ____________________________________
                                                               Long Term
                                               Other Annual    Compensation
Name & Principal Position    Year    Salary    Compensation(2) Optons/SARs
_________________________    ____  __________  _______________ ______________
Thomas R. Bradley            1996  $36,000     -0-             200,000
President (Chief Executive   1995  $18,000(1)  $3,000           66,666
Officer)                     1994              $6,000
_________________________________
(1) Represents salary paid to Mr. Bradley for services performed from July 1,
1995 through December 31, 1995.
(2) With respect to 1995, the amount indicated represents fees for consulting service for the period from January 1, 1995 through June 30, 1995.  With respect to 1994, the amount indicated represents fees for consulting services due to Mr. Bradley which were accrued in such year and paid in 1995.  An additional $2,000 in consulting fees which were accrued from service performed in 1992 were also paid in 1995.

                             Option Grants in Last Fiscal Year

The following table sets forth information regarding the grant of an option in the last fiscal year to the Company's only executive officer and employee.

                             Individual Grants
_____________________________________________________________________________
                   Number of
                   Securities  % of Total
                   Underlying  Options Granted   Exercise or
                   Option      to Employees in   Base Price     Expiration
Name               Granted(1)  Fiscal Year       ($/Share)      Date
_____________________________________________________________________________
Thomas R. Bradley  200,000     100%              0.6875         10/11/06
______________________________
(1) This option was granted pursuant to the Registrant's 1995 Stock Option
Plan.  The exercise price of the option was equal to the fair market value of a share of the Registrant's Common Stock on the date of grant and may be paid in cash or by delivery of shares of Common Stock which have a fair market value on the date of exercise equal to the exercise price.  The option is fully exercisable and will remain exercisable for a period of ten years and thirty days from the date of grant unless the optionee resigns, retires or dies, in which case the right to exercise the option is limited.

                Aggregated Option Exercises in Last Fiscal Year
                       and Fiscal Year-End Option Values

The following table sets forth option exercise activity in the last fiscal year and fiscal year-end option values with respect to the Registrant's only executive officer.

                                                           Value of
                                         Number of         Unexercised
                                         Unexercised       In-the-Money
                                         Options at        Options at
                                         FY-End(#)         FY-End ($)(1)
                                         ___________________________________

                                          Exer-    Unexer-  Exer-    Unexer-
Name             Exercise(1)  Realized($) cisable  cisable  cisable  cisable
Thomas R.
   Bradley           --          --       266,666     --      N/A       N/A
___________________________________
(1) No value is set forth herein as the fair market value of a share of
Registrant's Common Stock at December 31, 1996 was less than the exercise price of the stock options.

                             Director's Fees

During the fiscal year ended December 31, 1996, the Registrant granted each director of the Corporation an option to purchase 200,000 shares of the Registrant's Common Stock at an exercise price of $0.6875 per share. No director's fees were paid during the fiscal year ended December 31, 1996.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows certain information, as of December 31, 1996, concerning ownership of the Registrant's only class of outstanding securities, common stock, by each of the Registrant's directors, by the Registrant's only executive officer, by the Registrant's directors and only executive officer as a group and by other persons known to the Registrant to beneficially own more than five percent thereof:

Name and Address             Amount and Nature
of Beneficial Owner        of Beneficial Ownership     Percent of Class
___________________        _______________________     ________________

Directors:
Albert E. Whitehead          862,056 (2)                      7.5%
2440 S. Terwilleger Blvd.
Tulsa, OK  74114

George H. Plewes             266,666 (3)                      2.3%
P. O. Box 3090
Rancho Santa Fe, CA  92067

Director and Only Executive Officer:

Thomas R. Bradley            800,000 (4)                      6.9%
6617 South New Haven
Tulsa, OK  74136

Directors and Only Executive Officer as a Group:

(3 persons)                1,928,722 (5)                     16.1%

Other Five Percent Owners:

Southwestern Gold
   Corporation             1,333,333 (6)                     11.9%
P. O. Box 10102
#1650-701 West Georgia Street
Vancouver, B.C.  V7Y 1C6
Canada
______________________________
(1) Except as set forth below, to the best of the Registrant's knowledge, each beneficial owner has sole voting power and sole investment power.  For each individual, the beneficial ownership information set forth above includes shares currently issuable upon exercise of outstanding stock options granted to such individuals.
(2) Includes 230,389 shares owned by Mr. Whitehead's spouse in which he disclaims any interest and 266,666 shares issuable upon exercise of vested stock options.
(3) Includes 266,666 shares issuable upon exercise of vested stock options.
Does not include shares beneficially owned by Southwestern Gold Corporation, of which Mr. Plewes is the Chairman.
(4) Includes 266,666 shares issuable upon exercise of vested stock options.
(5) Includes 799,998 shares issuable upon exercise of vested stock options.
(6) Shares are held by Southwestern Gold U.S.A., Inc., a wholly-owned subsidiary of Southwestern Gold Corporation.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit                                          Page(s) of this Form or
Number     Exhibit Description                   Report Previously Filed*
______     ___________________                   ________________________
3          Articles of Incorporation, as         Form 10-QSB for quarter
           amended, and Bylaws                   ended September 30, 1995
                                                 as filed November 6, 1995

4          Instruments defining the rights of    Form 10-QSB for quarter
           security holders including            ended September 30, 1995
           debentures                            as filed November 6, 1995

10         Material Contracts
           (a) Letter Agreement, dated December  Form 8-K
               29, 1992 between American Gold    filed January 21, 1993
               Resources Corporation and the
               Registrant

           (b) Assignment of Exploration         Form 8-K
               Agreement dated effective         filed January 21, 1993
               December 30, 1992 (Executed
               January 11, 1993) between the
               Registrant and American Gold
               Resources Corporation

           (c) Exploration Agreement between     Form 8-K
               North Lily Mining Company and     filed January 21, 1993
               American Gold Resources
               Corporation dated June 6, 1991

           (d) Purchase Agreement by and among   Form 10-QSB for the quarter
               Southwestern Gold U.S.A., Inc.,   ended June 30, 1995 as filed
               Southwestern Gold Corporation     August 11, 1995
               and the Registrant dated
               May 19, 1995

           (e) Mining Lease dated December 19,   Form 10-KSB for the year
               1995 between the Registrant and   ended December 31, 1995
               Robert A. Lufkin                  as filed March 29, 1996

           (f) 1995 Stock Option Plan**          Proxy Statement dated
                                                 June 13, 1995 as filed
                                                 June 14, 1995

           (g) Form of Stock Option Agreement**  Form 10-KSB for the year ended December 31, 1995
                                                 as filed March 29, 1996

           (h) Amendment to Letter Agreement     Filed herewith
               dated December 29, 1992 between
               American Gold Resources
               Corporation and the Registrant

           (i) Heads of Agreement dated          Filed herewith
               November 22, 1996 by and between
               Echo Bay Exploration Inc, and
               the Registrant relating to the
               Jessup Property

28         Common stock certificates             Amendment No. 2 Form 10
                                                 Registration Statement filed
                                                 September 17, 1992

*          Incorporated herein by reference
**         Compensatory plan or arrangement

(b)        Reports on Form 8-K

           No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                             AMERICOMM RESOURCES CORPORATION

                                      SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                         AMERICOMM RESOURCES CORPORATION
                                         Registrant

March 27, 1996                           Thomas R. Bradley
DATE                                     THOMAS R. BRADLEY
                                         President and Chief Executive Officer
                                         (Principal Executive Officer) and
                                         Chief Financial Officer (Principal
                                         Financial and Accounting Officer)

In accordance with the Exchange Act this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 27, 1996                           Thomas R. Bradley
DATE                                     THOMAS R. BRADLEY, Director

March 27, 1996                           George H. Plewes
DATE                                     GEORGE H. PLEWES, Director

March 27, 1996                           A. E. Whitehead
DATE                                     A. E. WHITEHEAD, Director