Form 10KSB/A
period 1996-12-31
AMERICOMM RESOURCES CORP
filed 1997-04-18
CIK 887396

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

Name and Address             Amount and Nature
of Beneficial Owner        of Beneficial Ownership     Percent of Class
___________________        _______________________     ________________

Directors:
Albert E. Whitehead          862,056 (2)                      7.5%
2440 S. Terwilleger Blvd.
Tulsa, OK  74114

George H. Plewes             266,666 (3)                      2.3%
The Regency
Margaret Suite
22 Cavendish Road
Pembroke HM19
Bermuda

Director and Only Executive Officer:

Thomas R. Bradley            800,000 (4)                      6.9%
6617 South New Haven
Tulsa, OK  74136

Directors and Only Executive Officer as a Group:

(3 persons)                1,928,722 (5)                     16.1%

Other Five Percent Owners:

Southwestern Gold
   Corporation             1,333,333 (6)                     11.9%
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

                                         AMERICOMM RESOURCES CORPORATION
                                         Registrant

March 27, 1997                           Thomas R. Bradley
DATE                                     THOMAS R. BRADLEY
                                         President and Chief Executive Officer
                                         (Principal Executive Officer) and
                                         Chief Financial Officer (Principal
                                         Financial and Accounting Officer)

In accordance with the Exchange Act this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 27, 1997                           Thomas R. Bradley
DATE                                     THOMAS R. BRADLEY, Director

March 27, 1997                           George H. Plewes
DATE                                     GEORGE H. PLEWES, Director

March 27, 1997                           A. E. Whitehead
DATE                                     A. E. WHITEHEAD, Director