Form 10QSB
period 1997-03-31
AMERICOMM RESOURCES CORP
filed 1997-05-13
CIK 887396

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                 FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended         March 31, 1997

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

     Common Stock, $.001 Par Value - 11,204,592 shares as of March 31, 1997.


                       PART I. - FINANCIAL INFORMATION

                       AMERICOMM RESOURCES CORPORATION

                                BALANCE SHEET


(Amounts in thousands, except per share data)
                                                   March 31, 1997
                                                   ______________

ASSETS
Current assets
   Cash and cash equivalents                       $       49,387
   Prepaid expenses                                             0
                                                   ______________
Total Current Assets                               $       49,387
Investments in prospects                                  806,711
                                                   ______________
TOTAL ASSETS                                       $      856,098

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities
   Accounts payable                                             0
   Accruals                                                   (65)
   Deferred payment proceeds                               50,000
                                                   ______________
Total Current Liabilities                          $       49,935

Stockholders' equity (deficiency)
   Common stock, $.001 par value;
     authorized 50,000,000 shares
     11,204,724 shares issued, of which                    11,204
     132 shares are held in Treasury
   Capital in excess of par value                       1,260,538
   Deficit accumulated during the
     development stage                                   (465,579)
                                                   ______________
Total Stockholders' Equity                         $      806,163

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIENCY)                                $      856,098

See accountants' report and accompanying notes to financial statements

                       AMERICOMM RESOURCES CORPORATION

                             STATEMENT OF INCOME

                            FOR THE THREE MONTHS

                        ENDED MARCH 31, 1997 AND 1996

(Amounts in thousands, except per share data)
                                  Three Months          Three Months
                                         Ended                 Ended
                                     March 31,             March 31,
                                          1997                  1996
                                  ____________          ____________
Revenues
   Income                         $          0          $          0
   Interest income                         326                 2,489
                                  ____________          ____________
Total Income                               326                 2,489
                                  ____________          ____________

Costs and expenses
   General and administrative
     expenses                           17,411                19,014
   Abandoned prospects                       0                     0
   Interest expense                          0                     0
                                  ____________          ____________
Total Costs and Expenses                17,411                19,014
                                  ____________          ____________

Net Income (Loss)                 $    (17,085)         $    (16,526)

Net Income (Loss)
   per common share               $          0          $          0

Weighted average number of
   common shares outstanding        11,204,592            11,204,724

See accountants' report and accompanying notes to financial statements

                       AMERICOMM RESOURCES CORPORATION

                           STATEMENT OF CASH FLOWS

                            FOR THE THREE MONTHS

                        ENDED MARCH 31, 1997 AND 1996

(Amounts in thousands)
                                      Three Months          Three Months
                                             Ended                 Ended
                                         March 31,             March 31,
                                              1997                  1996
                                      ____________          ____________
Cash Flow From Operating Activities
  Operations
  Net income (loss)                   $    (17,085)         $    (16,526)
   Plus adjustments to reconcile
   net income to net cash flows
   from operating activities
   Abandoned prospects                           0                     0
  Changes in operating assets
   and liabilities
   Increase(Decrease) in accounts
     payable                               (11,574)                  633
   Increase(Decrease) in prepaid
     expenses                                  350                   504
   Accruals                                    (65)                 (207)
   Deferred payment proceeds                50,000                     0
                                       ___________          ____________
  Net cash provided (used)
   by operating activities                  21,626               (16,862)

Cash Flows From Investing Activities
  Cash payments for investments in
   prospects                                (1,550)              (42,563)
                                       ___________          ____________
  Net cash provided (used)
   by investing activities                  (1,550)              (42,563)
                                       ___________          ____________

Cash Flows From Financing Activities
  Proceeds from issuance of common
   stock                                         0                     0
  Proceeds from note payable - related
   party                                         0                     0
  Repayment of note payable - related
   party                                         0                     0
                                      ____________          ____________

Net Increase(Decrease) in Cash and
Cash Equivalents                            20,076               (59,425)

Cash and Cash Equivalents,
  beginning of year                         29,311               260,707
                                      ____________          ____________

Cash and Cash Equivalents,
  end of quarter                      $     49,387          $    201,282

See accountants' report and accompanying notes to financial statements

                       AMERICOMM RESOURCES CORPORATION

                        NOTES TO FINANCIAL STATEMENTS

                               MARCH 31, 1997

Note 1.  Basis of Presentation

     In the opinion of management the accompanying unaudited financial statements contain all adjustments, all of which were of a normal recurring nature, necessary to summarize fairly the Registrant's financial position and results of operations. The results of operations for the three months ended March 31, 1997 may not be indicative of the results that may be expected for the year ending December 31, 1997. These statements should be read in conjunction with the financial statements and notes thereto included in the Registrant's Form 10-KSB for its fiscal year ended
December 31, 1996.

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

Note 3.  Income Taxes

     As of December 31, 1996, the Company has tax net operating loss carryforwards totaling approximately $422,000. If not used, these carryforwards will expire in the years 2000 to 2009.

                       AMERICOMM RESOURCES CORPORATION

                              PLAN OF OPERATION

     In August 1995, the Registrant completed a private placement of 5,024,172 shares at $0.125 per share, which resulted in gross cash proceeds of approximately $600,000 and relieved the Registrant of an obligation to repay a $28,000 advance from a shareholder who purchased share in the offering. After utilizing approximately $85,200 of the offering proceeds to repay amounts due to the Registrant's officers, directors and stockholders as a result of advances made to the Registrant, all of the remaining cash proceeds of this offering were used to fund the Registrant's operations including exploration of its existing prospects. The remaining cash balance is expected to be used to fund the Registrant's working capital requirements. Although the cost of the exploration and development of the Registrant's properties is dependent on numerous facts, some of which are beyond the Registrant's control, the Registrant believes the cash proceeds remaining will be sufficient to meet its operating expenses and commitments over the next six months. Thereafter the Registrant will be required to raise additional capital through debt or equity offerings, encumbering properties or entering into arrangements whereby certain costs of exploration will be paid by others to earn an interest in the properties. There can be no assurance that the additional capital expected to be necessary to fund the Registrant's operations will be available on economically acceptable terms, if at all.

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

         c.  27-Financial Data Schedule

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


                                      AMERICOMM RESOURCES CORPORATION
                                      Registrant

May 13, 1997                          Thomas R. Bradley
Date                                  Thomas R. Bradley
                                      President & CEO

May 13, 1997                          Thomas R. Bradley
Date                                  Thomas R. Bradley
                                      Principal Financial and Accounting
                                        Officer