Form 10QSB
period 1997-06-30
AMERICOMM RESOURCES CORP
filed 1997-07-25
CIK 887396

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                 FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended         June 30, 1997

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

     Common Stock, $.001 Par Value - 11,204,592 shares as of June 30, 1997.


                       PART I. - FINANCIAL INFORMATION

                       AMERICOMM RESOURCES CORPORATION

                                BALANCE SHEET


(Amounts in thousands, except per share data)
                                                   June 30, 1997
                                                   ______________

ASSETS
Current assets
   Cash and cash equivalents                       $       27,288
   Prepaid expenses                                             0
                                                   ______________
Total Current Assets                               $       27,288
Investments in prospects                                  813,363
                                                   ______________
TOTAL ASSETS                                       $      840,651

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities
   Accounts payable                                $            0
   Accruals                                                   (67)
   Deferred payment proceeds                               50,000
                                                   ______________
Total Current Liabilities                          $       49,933

Stockholders' equity (deficiency)
   Common stock, $.001 par value;
     authorized 50,000,000 shares
     11,204,724 shares issued, of
     which 132 shares are held in
     treasury                                              11,204
   Capital in excess of par value                       1,260,538
   Deficit accumulated during the
     development stage                                   (481,024)
                                                   ______________
Total Stockholders' Equity                         $      790,718

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIENCY)                                $      840,651

See accountants' report and accompanying notes to financial statements

                       AMERICOMM RESOURCES CORPORATION

                            STATEMENT OF INCOME

                            FOR THE THREE MONTHS

                               AND SIX MONTHS

                        ENDED JUNE 30, 1997 AND 1996

(Amounts in thousands, except per share data)
                            Three Months  Three Months  Six Months  Six Months
                                   Ended         Ended       Ended       Ended
                                June 30,      June 30,    June 30,    June 30,
                                    1997          1996        1997        1996
                            ____________  ____________  __________  __________
Revenues
   Income                   $          0  $          0  $        0  $        0
   Interest income                    81         1,655         407       4,143
   Miscellaneous income                0         5,806           0       5,806
                            ____________  ____________  __________  __________
Total Income                          81         7,461         407       9,949
                            ____________  ____________  __________  __________

Costs and expenses
   General & administrative
     expenses                     15,526        28,475      32,937      47,489
   Abandoned prospects                 0         5,979           0       5,979
   Interest expense                    0             0           0           0
                            ____________  ____________  __________  __________
Total Costs and Expenses          15,526        34,454      32,937      53,468
                            ____________  ____________  __________  __________

Net Income (Loss)           $    (15,445) $    (26,993) $  (32,530) $  (43,519)

Net Income (Loss)
   per common share         $          0  $          0

Weighted average number of
   common shares outstanding  11,204,592    11,204,724

See accountants' report and accompanying notes to financial statements

                       AMERICOMM RESOURCES CORPORATION

                           STATEMENT OF CASH FLOWS

                            FOR THE THREE MONTHS

                               AND SIX MONTHS

                        ENDED JUNE 30, 1997 AND 1996

(Amounts in thousands)
                              Three Months  Three Months  Six Months Six Months
                                     Ended         Ended       Ended      Ended
                                  June 30,      June 30,    June 30,   June 30,
                                      1997          1996        1997       1996
                              ____________  ____________  __________  _________
Cash Flow From Operating
Activities
  Operations
  Net income (loss)           $    (15,445) $    (26,993) $  (32,530) $ (43,519)
   Plus adjustments to reconcile
   net income to net cash flows
   from operating activities
   Abandoned prospects                   0         5,979           0      5,979
  Changes in operating assets
   and liabilities
   Increase(Decrease)in accounts
     payable                             0             0     (11,574)      (633)
   Increase(Decrease)in prepaid
     expenses                            0             0         350        504
   Accruals                              0           (21)        (67)      (228)
   Deferred payment proceeds             0             0      50,000          0
                               ___________  ____________  __________  _________
  Net cash provided (used)
   by operating activities         (15,447)      (21,035)      6,179    (37,897)

Cash Flows From Investing
Activities
  Cash payments for investments
   in prospects                     (6,652)      (55,495)     (8,202)   (98,058)
                               ___________  ____________  __________  _________
  Net cash provided (used)
   by investing activities          (6,652)      (55,495)     (8,202)   (98,058)
                               ___________  ____________  __________  _________

Cash Flows From Financing
Activities
  Proceeds from issuance of
   common stock                          0             0           0          0
  Proceeds from note payable-
   related party                         0             0           0          0
  Repayment of note payable-
   related party                         0             0           0          0
                              ____________  ____________  __________  _________

Net Cash provided (used)
  by financing activities                0             0           0          0
                              ____________  ____________  __________  _________

Net Increase(Decrease) in
  Cash and Cash Equivalents        (22,099)      (76,530)     (2,023)  (135,955)

Cash and Cash Equivalents,
  beginning of quarter              49,387       201,282      29,311    260,707
                              ____________  ____________  __________  _________

Cash and Cash Equivalents,
  end of quarter              $     27,288  $    124,752  $   27,288  $ 124,752

See accountants' report and accompanying notes to financial statements

                       AMERICOMM RESOURCES CORPORATION

                        NOTES TO FINANCIAL STATEMENTS

                                JUNE 30, 1997

Note 1.  Basis of Presentation

     In the opinion of management the accompanying unaudited financial statements contain all adjustments, all of which were of a normal recurring nature, necessary to summarize fairly the Registrant's financial position and results of operations. The results of operations for the six months ended June 30, 1997 may not be indicative of the results that may be expected for the year ending December 31, 1997. These statements should be read in conjunction with the financial statements and notes thereto included in the Registrant's Form 10-KSB for its fiscal year ended
December 31, 1996.

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

                       AMERICOMM RESOURCES CORPORATION

                              PLAN OF OPERATION

     In August 1995, the Registrant completed a private placement of 1,674,724 shares at $0.375 per share (as adjusted for the one-for-three reverse stock split effected in June 1996), which resulted in gross cash proceeds of approximately $600,000 and relieved the Registrant of an obligation to repay a $28,000 advance from a shareholder who purchased shares in the offering. After utilizing approximately $85,200 of the offering proceeds to repay amounts due to the Registrant's officers, directors and stockholders as a result of advances made to the Registrant, all of the remaining cash proceeds of this offering have been used to fund the Registrant's operations including exploration of its existing prospects. The current cash balance is expected to be used to fund the Registrant's working capital requirements. In December 1996, the Registrant and Echo Bay Exploration Inc. ("Echo Bay") entered into a Heads of Agreement (the "Agreement") which grants Echo Bay the right to earn an undivided fifty-one percent (51%) interest in the Jessup Property at any time during a five (5) year period by (i) expending Two Million Dollars ($2,000,000) over the five-year period on or for the direct benefit of the Jessup Property and (ii) making cash payments to the Registrant over a five-year period totaling Seven Hundred Fifty Thousand Dollars ($750,000). Echo Bay has paid the first $50,000 of the cash payment, is conducting the work program for the first year and, under the terms of the Agreement, is obligated to maintain liability insurance and pay all federal claim rental fees, payments and obligations required to maintain the leases and unpatented claims comprising the Jessup Property while the Agreement is in full force and effect. If
Echo Bay elects to continue the work program, an additional cash payment of $100,000 is payable to the Registrant on or before December 1, 1997 and additional cash payments of $150,000, $200,000 and $250,000 are payable to the Registrant on or before December 1st of each year thereafter. As Echo Bay may terminate the Agreement at any time without further obligation to the Registrant, no assurance can be given that these payments will be made. Reference is made to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1996 for a more particular description of the Agreement.

     The Registrant's current cash resources are expected to be used to fund the Registrant's operating expenses and commitments over the next four months. If Echo Bay elects to terminate the Agreement, Echo Bay will not be obligated to pay the Registrant $100,000 on December 1, 1997 and the Registrant will be required to raise additional capital to fund its operations and to conduct its exploration activities. If Echo Bay elects to continue the work program and makes the payment due on December 1, 1997, the Registrant may elect to raise additional capital. Additional capital may be raised through debt or equity offerings, encumbering properties or entering into arrangements whereby certain costs of exploration will be paid by others to earn an interest in the properties. There can be no assurance that additional capital will be available on economically acceptable terms, if at all.

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

         c.  27-Financial Data Schedule

                       AMERICOMM RESOURCES CORPORATION

                                 SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      AMERICOMM RESOURCES CORPORATION
                                      Registrant

July 25, 1997                         Thomas R. Bradley
Date                                  Thomas R. Bradley
                                      President & CEO

July 25, 1997                         Thomas R. Bradley
Date                                  Thomas R. Bradley
                                      Principal Financial and Accounting
                                        Officer