Form 10QSB
period 1997-09-30
AMERICOMM RESOURCES CORP
filed 1997-11-14
CIK 887396

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                 FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended         September 30, 1997

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


                       PART I. - FINANCIAL INFORMATION

                       AMERICOMM RESOURCES CORPORATION

                                BALANCE SHEET


(Amounts in thousands, except per share data)
                                                 September 30, 1997
                                                   ______________

ASSETS
Current assets
   Cash and cash equivalents                       $       19,167
   Prepaid expenses                                             0
                                                   ______________
Total Current Assets                               $       19,167
Investments in prospects                                  829,113
                                                   ______________
TOTAL ASSETS                                       $      848,280

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities
   Accounts payable                                $            0
   Notes payable - related party                           20,000
   Accruals                                                   (67)
   Deferred payment proceeds                               50,000
                                                   ______________
Total Current Liabilities                          $       69,933

Stockholders' equity (deficiency)
   Common stock, $.001 par value;
     authorized 50,000,000 shares
     11,204,724 shares issued, of
     which 132 shares are held in
     treasury                                              11,204
   Capital in excess of par value                       1,260,538
   Deficit accumulated during the
     development stage                                   (493,395)
                                                   ______________
Total Stockholders' Equity                         $      778,347

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIENCY)                                $      848,280

See accountants' report and accompanying notes to financial statements

                       AMERICOMM RESOURCES CORPORATION

                            STATEMENT OF INCOME

                            FOR THE THREE MONTHS

                               AND NINE MONTHS

                      ENDED SEPTEMBER 30, 1997 AND 1996

(Amounts in thousands, except per share data)
                            Three Months  Three Months   Nine Mos.   Nine Mos.
                                   Ended         Ended       Ended       Ended
                               Sept. 30,     Sept. 30,   Sept. 30,   Sept. 30,
                                    1997          1996        1997        1996
                            ____________  ____________  __________  __________
Revenues
   Income                   $          0  $          0  $        0  $        0
   Interest income                     0           721         407       4,865
   Miscellaneous income                0             0           0       5,806
                            ____________  ____________  __________  __________
Total Income                           0           721         407      10,671
                            ____________  ____________  __________  __________

Costs and expenses
   General & administrative
     expenses                     12,371        19,792      45,308      67,282
   Abandoned prospects                 0             0           0       5,979
   Interest expense                    0             0           0           0
                            ____________  ____________  __________  __________
Total Costs and Expenses          12,371        19,792      45,308      73,261
                            ____________  ____________  __________  __________

Net Income (Loss)           $    (12,371) $    (19,071) $  (44,901) $  (62,590)

Net Income (Loss)
   per common share         $          0  $          0

Weighted average number of
   common shares outstanding  11,204,592    11,204,724

See accountants' report and accompanying notes to financial statements

                       AMERICOMM RESOURCES CORPORATION

                           STATEMENT OF CASH FLOWS

                            FOR THE THREE MONTHS

                               AND NINE MONTHS

                      ENDED SEPTEMBER 30, 1997 AND 1996

(Amounts in thousands)
                              Three Months  Three Months   Nine Mos.  Nine Mos.
                                     Ended         Ended       Ended      Ended
                                 Sept. 30,     Sept. 30,   Sept. 30,  Sept. 30,
                                      1997          1996        1997       1996
                              ____________  ____________  __________  _________
Cash Flow From Operating
Activities
  Operations
  Net income (loss)           $    (12,371) $    (19,071) $  (44,901) $ (62,590)
   Plus adjustments to reconcile
   net income to net cash flows
   from operating activities
   Abandoned prospects                   0             0           0      5,979
  Changes in operating assets
   and liabilities
   Increase(Decrease)in accounts
     payable                             0             0     (11,574)         0
   Increase(Decrease)in prepaid
     expenses                            0             0         350          0
   Accruals                              0             0         (67)      (357)
   Deferred payment proceeds             0             0      50,000          0
   Treasury Stock                        0            (8)          0       (  8)
                               ___________  ____________  __________  _________
  Net cash provided (used)
   by operating activities         (12,371)      (19,079)     (6,192)   (56,976)

Cash Flows From Investing
Activities
  Cash payments for investments
   in prospects                    (15,750)      (55,788)    (23,952)  (153,846)
                               ___________  ____________  __________  _________
  Net cash provided (used)
   by investing activities         (15,750)      (55,788)    (23,952)  (153,846)
                               ___________  ____________  __________  _________

Cash Flows From Financing
Activities
  Proceeds from issuance of
   common stock                          0             0           0          0
  Proceeds from note payable-
   related party                    20,000             0      20,000          0
  Repayment of note payable-
   related party                         0             0           0          0
                              ____________  ____________  __________  _________

Net Cash provided (used)
  by financing activities           20,000             0      20,000          0
                              ____________  ____________  __________  _________

Net Increase(Decrease) in
  Cash and Cash Equivalents         (8,121)      (74,867)    (10,144)  (210,822)

Cash and Cash Equivalents,
  beginning of quarter              27,288       124,752      29,311    260,707
                              ____________  ____________  __________  _________

Cash and Cash Equivalents,
  end of quarter              $     19,167  $     49,885  $   19,167  $  49,885

See accountants' report and accompanying notes to financial statements

                       AMERICOMM RESOURCES CORPORATION

                        NOTES TO FINANCIAL STATEMENTS

                             SEPTEMBER 30, 1997

Note 1.  Basis of Presentation

     In the opinion of management the accompanying unaudited financial statements contain all adjustments, all of which were of a normal recurring nature, necessary to summarize fairly the Registrant's financial position and results of operations. The results of operations for the nine months ended September 30, 1997 may not be indicative of the results that may be expected for the year ending December 31, 1997. These statements should be read in conjunction with the financial statements and notes thereto included in the Registrant's Form 10-KSB for its fiscal year ended
December 31, 1996.

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

                       AMERICOMM RESOURCES CORPORATION

                              PLAN OF OPERATION

     In December 1996, the Registrant and Echo Bay Exploration Inc.
("Echo Bay") entered into a Heads of Agreement (the "Agreement") which grants Echo Bay the right to earn an undivided fifty-one percent (51%) interest in the Jessup Property at any time during a five (5) year period by (i) expending Two Million Dollars ($2,000,000) over the five-year period on or for the direct benefit of the Jessup Property and (ii) making cash payments to the Registrant over a five-year period totaling Seven Hundred Fifty Thousand Dollars ($750,000). Echo Bay paid the first $50,000 of the cash payment, conducted the work program for the first year and, under the terms of the Agreement, is obligated to maintain liability insurance and pay all federal claim rental fees, payments and obligations required to maintain the leases and unpatented claims comprising the Jessup Property while the Agreement is in full force and effect. Echo Bay has informally advised the Registrant that it intends to continue the work program for another year.
In such event, under the terms of the Agreement an additional cash payment of $100,000 is payable to the Registrant on or before December 1, 1997. If Echo Bay elects to continue the work program in future years, additional cash payments of $150,000, $200,000 and $250,000 are payable to the Registrant on or before December 1st of each year thereafter. As Echo Bay may terminate the Agreement at any time without further obligation to the Registrant, no assurance can be given that these payments will be made. Reference is made to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1996 for a more particular description of the Agreement.

     On September 23, 1997 the Registrant borrowed $20,000 for a period of one year from the Albert E. Whitehead Living Trust pursuant to a 6% Convertible Note due September 23, 1998 issued to such trust to evidence such indebtedness, which note is convertible, at the option of the holder thereof, into shares of Common Stock of the Corporation at a purchase price of $0.15 per share. Proceeds of this note are expected to be used to fund the Registrant's operating expenses and commitments over the next four months. If Echo Bay elects to terminate the Agreement and does not pay the Registrant $100,000 on December 1, 1997 the Registrant will be required to raise additional capital to fund its operations and to conduct its exploration activities. If Echo Bay elects to continue the work program and makes the payment due on December 1, 1997, the Registrant may elect to raise additional capital. Additional capital may be raised through debt or equity offerings, encumbering properties or entering into arrangements whereby certain costs of exploration will be paid by others to earn an interest in the properties. There can be no assurance that additional capital will be available on economically acceptable terms, if at all.

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

                         PART II - OTHER INFORMATION


Item #5  Other Information

In August 1997 the Registrant acquired a 100 percent interest in twenty (20) gold mining claims in Powell County, Montana by a Quitclaim Deed from North Lily Mining Company and a payment of Two Thousand Dollars ($2,000.00) to North Lily and an assignment of a three percent (3%) net smelter run (NSR) interest in any production from the property, to North Lily. This is the Registrant's Gold Creek Prospect (a.k.a. Pioneer Project) in which it previously held a 3% net smelter run (NSR) non-participating royalty interest with North Lily.

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


                                      AMERICOMM RESOURCES CORPORATION
                                      Registrant

November 14, 1997                     Thomas R. Bradley
Date                                  Thomas R. Bradley
                                      President & CEO

November 14, 1997                     Thomas R. Bradley
Date                                  Thomas R. Bradley
                                      Principal Financial and Accounting
                                        Officer