Form 10KSB
period 1997-12-31
AMERICOMM RESOURCES CORP
filed 1998-04-09
CIK 887396

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

(Mark One)
[X]  Annual report under section 13 or 15(d) of the Securities Act of 1934
     for the fiscal year ended         December 31, 1997.
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

State issuer's revenues for its most recent fiscal year $568.
The aggregate market value of the voting stock held by non-affiliates on March 27, 1998 was approximately $8,450,814. On such date, the closing price for the Registrant's Common Stock was $0.9375 per share.

State the number of shares outstanding of each of the issuer's classes of
common equity, as of March 27 1998.      13,146,258

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

From the time of its incorporation through December 1991, the Registrant remained essentially inactive. In December 1991, the Registrant completed a $60,000 private placement of its common stock which was used to pay the costs of (i) obtaining an audit of the Registrant's financial statements, (ii) registering its common stock pursuant to the Securities Exchange Act of 1934, as amended, and (iii) partially funding the Registrant's business activities to date. In August 1995, the Registrant completed a private placement of 1,674,724 shares at $0.375 per share. To facilitate the offering, certain shareholders of the Company sold an aggregate of 666,666 shares at a purchase price of $0.15 per share to investors who purchased shares from the Company in the offering. In connection with the offering, the Company realized gross cash proceeds of approximately $600,000 and was relieved of an obligation to repay a $28,000 advance from a shareholder who purchased shares in the offering.

In March 1998, Albert E. Whitehead purchased 1,375,000 shares of Common Stock from the Registrant at a purchase price of $0.20 per share or a total purchase price of $275,000 which the Registrant has agreed to use to acquire oil and gas leases on an oil prospect in the state of Wyoming. The Registant has also issued an additional 566,000 shares of Common Stock in connection with the acquisition of such oil and gas leases. Although the entry into oil and gas represents a new direction for the Registrant, the Registrant intends to continue limited exploration of its gold prospects. Mr. Whitehead, a director and shareholder of the Registrant, was appointed Chairman of the Board in March 1998. Mr. Whitehead was a co-founder and Chairman and Chief Executive Officer of Seven Seas Petroleum Inc. until his retirement in May 1997.


Forward-Looking Information. All statements, other than statements of historical fact contained in this Form 10-KSB, including statements in "Plan of Operation", "Business", and "Properties" are forward-looking statements. Forward-looking statements generally are accompanied by words such as "anticipate", "believe", "estimate", "expect", "potential",
"project" or similar statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct. Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements include the uncertainty of exploration results, operating hazards, need for additional capital, competition from other mining and natural resource companies, the fluctuations of prices for gold and for oil and gas and the effects of governmental and environmental regulation. All forward-looking statements in this Form 10-KSB are expressly qualified in their entirety by the cautionary statements in this paragraph.

Business Developments over the past five years.

OIL AND GAS PROSPECT. In March 1998, the Registrant entered into agreements relating to a proposed oil and gas prospect in the state of Wyoming. The Registrant agreed to pay $234,500 to cover the initial expenses of acquiring oil and gas leases relating to the prospect. The Registrant also issued an aggregate of 566,000 shares of Common Stock and agreed to grant overriding royalty interests to five individuals as consideration for services performed and to be performed in connection with the acquisition and exploration of the prospect. The parties to the agreement are in the process of obtaining oil and gas leases covering the prospect. The Registrant believes the exploration and development of the prospect will require substantial amounts of additional capital which may be raised through debt or equity offerings, encumbering properties or entering into arrangements whereby certain costs of exploration will be paid by others to earn an interest in the prospect.
No assurance can be given that the additional capital required to explore the prospect will be available to the Registrant on acceptable terms.

Under the terms of the agreement relating to the prospect, the Registrant is not required to drill a well on the prospect until a minimum number of acres have been acquired. If the Registrant is unable to finance the cost of drilling the first well on the prospect within a specified period after the acquisition of the minimum acreage, the parties to the agreement have agreed to sell the prospect. In such event, assuming the parties are successful in locating a buyer for the prospect, the Registrant would recover its costs in acquiring the prospect and would receive 50% of any proceeds from the sale of the prospect in excess of such costs.

The exploration and development of oil and gas prospects is highly speculative. Even if the Registrant is successful in acquiring the prospect and in financing the exploration and development costs with respect thereto, there can be no assurance that the Registrant will be able to discover, develop or produce sufficient reserves to recover the expenses incurred in connection with the exploration of its properties, to fund additional exploration or development or to achieve profitablility.

GOLD MINING PROSPECTS. Over the past five years, the Registrant has acquired interests in, and conducted surface geology, mapping, sampling and staking of claims on, the following seven gold mining prospects, six of which are in various stages of exploration and are without known reserves and one of which has been dropped. In 1995, the Registrant acquired a copper exploration prospect which was dropped in December 1996. The following is a brief description of the Registrant's interests:

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

During 1992, the Registrant acquired 100% of the Indian Springs gold mining prospect which currently consists of 64 claims covering 1,280 acres in Esmeralda County, Nevada. During 1995 the Registrant incurred approximately $63,000 in expenses in an eight hole drill test program on four of the claims in this block. Six of the holes hit anomalous gold mineralization in narrow low grade intervals which were not of economic value. Additional anomalous gold values have been found at the surface within the claim block and the Registrant may conduct further mapping and sampling over the entire claim block to identify targets for a drilling program.

During 1992, the Registrant acquired the rights to a 3% net smelter run (NSR) nonparticipating royalty interest in the gold mining prospect known as the Gold Creek Prospect (formerly known as the Pioneer Project) which currently consists of 20 mining claims in Powell County, Montana. A geochemical soil survey was conducted on the prospect in 1993 to identify drill targets. No additional exploration activities have been conducted on this prospect since that time. In 1996, the holder of these claims reduced the number of mining claims from 60 to 20 as it had not located an industry partner to explore this prospect. In 1997 the Registrant received assignment of these claims from the previous holder, whereby the Registrant became the operator of the project. In consideration for this assignment, the Registrant agreed to pay necessary BLM and county filing fees in 1997 to maintain these claims during the 1998 assessment year and to pay the previous holder a 3% net smelter run (NSR) non-participating royalty interest on production from the property, if and when such production takes place.

In December 1995 the Registrant acquired a copper exploration prospect in the Big Indian mining district of the Lisbon Valley in San Juan County,
Utah. The property had 107 located lode mining claims two blocks and in two state leases contiguous to the claim blocks, totaling 2,380 acres. The Registrant engaged in surface exploration of the property in 1996 and dropped the property in December 1996 as, in the Registrant's opinion, the property had only marginal potential for discovery of economic copper production.

For a more particular description of the properties held by the Registrant, see "Item 2. PROPERTIES".

Competition

Precious metals and oil and gas exploration, is extremely competitive. The Registrant must compete with many long-established companies with greater financial resources and technical capabilities. There can be no assurance that the Registrant will be able to successfully compete for the properties or for the services and supplies necessary to conduct its business. The Registrant is not a significant participant in the oil and gas industry or in the precious metals industry.

Markets; Price Volatility

The market price of oil and gas and gold is volatile, subject to speculative movement and depends upon numerous factors beyond the control of the Registrant, including expectations regarding inflation, global and regional demand, political and economic conditions and production costs. There can be no assurance that the production and sale of oil and gas or gold, if any, from the Registrant's properties will be commercially feasible under market conditions prevailing in the future.

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

The oil and gas industry is also subject to extensive federal, state and local laws and regulations governing the production, transportation and sale of hydrocarbons as well as the taxation of income resulting therefrom. If the Registrant engages in exploration for oil and gas, the Registrant's operations will be subject to numerous regulations the effect of which cannot be determined at this time.


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

Employees

The Registrant presently has two officers, (1) Mr. Albert E. Whitehead, who was appointed its Chairman of the Board in March 1998 and who devotes a substantial part of his working time to the affairs of the Registrant,
(2) Mr. Thomas R. Bradley, its President, who devotes all of his working time to the affairs of the Registrant, and (3) Mrs. Jane Bradley, Mr. Bradley's wife, who serves as corporate Secretary and Treasurer of the Registrant, is not compensated for so serving has no active role and devotes a de minimis amount of time to the Registrant's affairs. The Registrant has no employees.

ITEM 2. PROPERTIES

Jessup Property
Churchill County, Nevada

The Jessup Property consists of 130 unpatented mining claims (94 acquired from Southwestern Gold U.S.A., Inc. in 1995 and 36 located by the Registrant in 1996) covering approximately 2,200 acres in Churchill County, Jessup Mining District, Nevada (collectively the "Jessup Property") which is located approximately 60 miles northeast of Reno, Nevada. Access to the property is by way of interstate highway from Reno, Nevada and then by dirt road.

In December 1996 the Registrant executed a Heads of Agreement (the "Agreement") with Echo Bay Exploration Inc. of Denver, Colorado, providing for a five year exploration program on the Jessup Property to be conducted by Echo Bay, as operator.  The Agreement grants to Echo Bay the right to earn an undivided fifty-one percent (51%) interest at any time during the five (5) year period, in the Jessup Property by (i) expending Two Million Dollars ($2,000,000) on or for the direct benefit of the Jessup Property ("Work Expenditures"); and (ii) making cash payments to the Registrant totaling Seven Hundred Fifty Thousand Dollars ($750,000) (the "Cash Payment"). Under the terms of the Agreement, $250,000 in Work Expenditures shall be made in the first year and specified minimum amounts are to be expended in each year thereafter until the full $2,000,000 has been expended, although Echo Bay may accelerate the payment of such Work Expenditures or may elect to pay up to 20% of the minimum annual Work Expenditures in cash to the Registrant if such minimum annual Work Expenditures are not made. In addition, the Cash Payment is to be paid in minimum annual increments over the five year period commencing with the first cash payment of $50,000 which was received by the Registrant in January 1997. A second cash payment of
$100,000 was received in November 1997.   Additional cash payments
of $150,000, $200,000 and $250,000 are payable on or before December 1 of each year commencing with December 1, 1998. Upon completion of the Work Expenditures and payment of the Cash Payment, Echo Bay shall have earned an undivided fifty-one (51%) interest in and to the Jessup Property. Within one (1) year after Echo Bay has earned its undivided fifty-one (51%) interest, Echo Bay has an option to acquire an additional nineteen percent (19%) undivided interest in the Jessup Property by making a cash payment to the Registrant of Two Million Dollars ($2,000,000). Prior to earning its interest in the Jessup Property, Echo Bay may terminate the Agreement at any time and shall be relieved of any further obligation to the Registrant except for any obligation which accrued prior to such termination.

During 1997 Echo Bay had work expenditures of approximately $750,000 on the property. This exploration included geologic mapping and surface sampling and the drilling of 123 reverse circulation exploration holes and 2 diamond drill core holes for metallurgical testing. The total of this drilling was approximately 41,127 feet. While it is too early in the exploration program to do an economic evaluation of the property, exploration to date has delineated areas of mineralization associated with typical Nevada style epithermal gold deposits close to the surface.

The Agreement will continue for a term of twenty (20) years, and so long thereafter as operations or activities under the Agreement continue, or until the Agreement is terminated, whichever occurs first. The Agreement also provides that, Echo Bay will maintain liability insurance with respect to its operations on the Jessup Property during the five-year exploration period, indemify the Registrant against certain liabilities caused by its exploration activities during such period and pay all federal claim rental fees, payments and obligations required by the von Hafften and Lawrence Leases and perform assessment work and make necessary filings required to maintain the unpatented claims comprising the Jessup Property while the Agreement is in full force and effect. If Echo Bay terminates the Agreement prior to acquiring an interest in the Jessup Property, Echo Bay will perform any reclamation work required as a direct result of its activities on the Jessup Property and shall hold the Registrant harmless from any such reclamation obligation. Liability for reclamation of any distrubance on the Jessup Property prior to the effective date of the Agreement is the exclusive responsibility of the Registrant and the Registrant has indemnified Echo Bay for any such liability. Echo Bay and the Registrant have each granted the other a right of first refusal with respect to their interest in the Jessup Property. Echo Bay's exploration program commenced in the first quarter of 1997.

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

                                     AMOUNT OF PAYMENT
                YEAR         HAFFTEN LEASE           LAWRENCE LEASE
                1997         $30,000                 $4,000
                1998         $40,000                 $6,000
                1999         $50,000                 $6,000
                2000         $50,000                 $8,000
                2001         $50,000                 $8,000

All Hafften and Lawrence lease payments are current through 1997.

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

During 1995 the Registrant incurred approximately $63,000 in expenses in an eight hole drill test program on four of the claims in this block. Six of the holes hit anomalous gold mineralization in narrow low grade intervals which were not of economic value. Additional anomalous gold values have been found at the surface within the claim block and the Registrant may conduct further mapping and sampling over the entire claim block to identify targets for a drilling program. This prospect is without known reserves.

Gold Creek Prospect (a.k.a. Pioneer Project)
Powell County, Montana

The Gold Creek Prospect is in the historic Pioneer Gold Mining District of Powell County, Montana and currently consists of 20 mining claims covering
400 acres. Surface geology and geochemical surveys completed on this prospect in 1993 identified three target areas for exploratory drilling. No additional exploration activities have been conducted on this prospect since that time. Placer gold was produced in the valleys immediately downstream from this prospect in the past and the proposed drilling and development work is intended to locate the source for this gold, which the Registrant believes may be within its claim block. No potential resource value has been assigned to this prospect. The prospect is accessible by dirt road.

During 1992, the Registrant acquired the rights to a 3% net smelter run (NSR) nonparticipating royalty interest in the gold mining prospect known as the Gold Creek Prospect (formerly known as the Pioneer Project).
In 1996, the holder of this prospect reduced the number of mining claims from 60 to 20 as it had not located an industry partner to explore this prospect. In 1997 the Registrant received assignment of these claims from the previous holder, whereby the Registrant became the operator of the project. In consideration for this assignment, the Registrant agreed to pay necessary BLM and county filing fees in 1997 to maintain these claims during the 1998 assessment year and to pay the previous holder a 3% net smelter run
(NSR) non-participating royalty interest on production from the property, if and when such production takes place.

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

                                       PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

The Registrant's Common Stock was listed for trading effective December 21, 1992 by the OTC Bulletin Board and the National Quotation Bureau
"Pink Sheets". The Registrant's trading symbol for the OTC Bulletin Board is "AREC". At the close of business on December 31, 1997, the holders of record of the Registrant's Common Stock numbered 167. High and low bid prices for the Registrant's Common Stock for each quarter within the fiscal years ending December 31, 1997 and 1996 as reported by the OTC Bulletin Board and as adjusted to reflect a one-for-three reverse split of the Registrant's Common Stock which was effective June 27, 1996 were as follows:

                                         LOW BID         HIGH BID
Quarter Ended March 31, 1996             0.1500          0.3000
Quarter Ended June 30, 1996              0.2400          0.4687
Quarter Ended September 30, 1996         0.2812          0.6875
Quarter Ended December 31, 1996          0.3125          0.6875
Quarter Ended March 31, 1997             0.2825          0.4375
Quarter Ended June 30, 1997              0.2500          0.5000
Quarter Ended September 30, 1997         0.0625          0.2812
Quarter Ended December 31, 1997          0.0750          0.2500

Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The Registrant has never paid any dividends and, due to the present nature of its business activity, payment of dividends is not presently anticipated.


ITEM 6. PLAN OF OPERATION

The Registrant funded its operations during 1997 through amounts received from Echo Bay pursuant to the Agreement and by borrowing $20,000 from the Albert E. Whitehead Living Trust pursuant to the terms of a 6% Convertible Note due September 23, 1998, which note is convertible at the option of the holder thereof into shares of Common Stock of the Corporation at a purchase price of $0.15 per share.

As Echo Bay elected to continue its work program through 1998, under the terms of the Agreement, Echo Bay paid an additional $100,000 to the Registrant in November 1997, which the Registrant expects to use to fund its operations through 1998. In the event Echo Bay continues its work program on the Jessup Property, an additional cash payment of $150,000 is payable to the Registrant on or before December 1, 1998. If Echo Bay elects to continue the work program in future years, additional cash payments of $200,000 and $250,000 are payable to the Registrant on or before December 1, 1999 and the year 2000 respectively. As Echo Bay may terminate the Agreement at any time without further obligation to the Registrant, no assurance can be given that these payments will be made. If Echo Bay elects to terminate the Agreement and does not pay the Registrant $150,000 on December 1, 1998 the Registrant will be required to raise additional capital to fund its operations and to conduct it exploration activities.

In March 1998, the Registrant raised an additional $275,000 through the issuance of 1,375,000 shares of its Common Stock to Albert E. Whitehead. The Registrant has agreed to use the proceeds of this offering to fund its acquisition of oil and gas leases on a prospect located in the state of Wyoming. The parties to the agreement are in the process of obtaining oil and gas leases covering the prospect. The Registrant believes the exploration and development of the prospect will require substantial amounts of additional capital. Additional capital may be raised through debt or equity offerings, encumbering properties or entering into arrangements whereby certain costs of exploration will be paid by others to earn an interest in the properties. There can be no assurance that additional capital will be available on ecomomically acceptable terms, if at all.

Exploration for mineral resources, such as gold and oil and gas, is highly speculative and involves greater risks than many other businessess. Mineral exploration and oil and gas drilling and development is frequently marked by unprofitable efforts, not only from unproductive prospects,but also from producing prospects which do not produce sufficient amounts to return a profit on the amount expended. Accordingly, there can be no assurance that the Registrant will be able to discover, develop or produce sufficient reserves to recover the expenses incurred in connection with the exploration of its properties, to fund additional exploration or to achieve profitability.

The Registrant does not expect any significant change in the number of its employees during 1997. It will employ part-time or temporary persons and consultants in situations where special expertise is required.


ITEM 7. FINANCIAL STATEMENTS

                           AMERICOMM RESOURCES CORPORATION
                            INDEX TO FINANCIAL STATEMENTS

                                                              PAGE

Independent Auditors' Report                                   F-2

Balance Sheet - December 31, 1997                              F-3

Income Statements - For the Years Ended
  December 31, 1997 and 1996                                   F-4

Statements of Changes in Stockholders' Equity
  For the Years Ended December 31, 1997 and 1996               F-5

Statements of Cash Flows - For the Years Ended
  December 31, 1997 and 1996                                   F-6

Notes to Financial Statements                                  F-7


All schedules are omitted as the required information is either inapplicable or presented in the financial statements or accompanying notes.

                        MAGEE RAUSCH & SHELTON, LLP
                        Certified Public Accountants
                          1856 East 15th Street
                              P. O. Box 4629
                          Tulsa, Oklahoma  74159
                             PH: 918-744-0191
                            FAX: 918 -744-5810




To the Board of Directors and Stockholders
Americomm Resources Corporation
Tulsa, Oklahoma

                            Independent Auditor's Report

We have audited the accompanying balance sheet of Americomm Resources Corporation as of December 31, 1997 and the related statements of operations, changes in stockholders' equity (deficiency) and cash flows for the years ended December 31, 1997 and 1996 respectively. These financial statements are the responsibility of Americomm Resources Corporation's management.
Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Americomm Resources Corporation at December 31, 1997, and the results of its operations and its cash flows for the years ended December 31, 1997 and 1996 in conformity with generally accepted accounting principles.


Magee Raush & Shelton LLP

February 6, 1998

                            AMERICOMM RESOURCES CORPORATION
                                     BALANCE SHEET
                                   DECEMBER 31, 1997
ASSETS
Current Assets:
  Cash and cash equivalents               $103,168
                                          ________

Total Current Assets                       103,168
                                          ________

Investments in prospects                   682,148
                                          ________
Total Assets                              $785,316

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                        $   11,518
  Notes payable                               20,000
  Accrued interest                               325
                                          __________
Total current liabilities                 $   31,843
Stockholders' equity:
  Common stock, $.001 par value;
    authorized 50,000,000 shares, 11,204,724
    shares outstanding, with 132 shares held
    in treasury                               11,204
  Capital in excess of par value           1,260,538
  Retained earnings                         (518,269)
                                          __________
Total stockholders' equity                $  753,473
                                          __________
                                          $  785,316

See accountant's report and accompanying notes to financial statements.

                             AMERICOMM RESOURCES CORPORATION
                                     INCOME STATEMENT
                     FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                                         For the Years Ended December 31,
                                         _______________________________
                                              1997            1996
                                         ______________   ______________
Revenues:
  Miscellaneous Income                   $         0      $     5,831
  Interest Income                                568            4,953
                                         ______________   ______________
Total income                                     568           10,784

Costs and expenses:
  General and administrative expenses         70,018           80,249
  Abandoned prospects                              0          102,928
  Interest expense                               325                0
                                         ______________   ______________
Total costs and expenses                      70,343          183,177
                                         ______________   ______________
Net income (loss)                        $   (69,775)     $  (172,393)
                                         ______________   ______________

Net income (loss) per common share       $      (.01)     $      (.02)
                                         ______________   ______________
Weighted average number of common
  shares outstanding                      11,204,684       11,204,684
                                         ______________   ______________

See accountants' report and accompanying notes to financial statements.

                             AMERICOMM RESOURCES CORPORATION
                       STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                 COMMON STOCK
                 _________________
                                             Capital in
                             Par             Excess of  Retained
                 Shares      Value  Amount   Par Value  Earnings   Total
                 ____________________________________________________________
BALANCES,
Jan. 1, 1996     33,614,172  .001    33,614   1,238,136  (276,101)    995,649
  Net loss                                               (172,393)   (172,393)
Effect of Reverse
  stock split    22,409,448  .001    22,410      22,402                     8
                 __________  ____   _______  __________ _________  __________
BALANCES
Dec. 31, 1996    11,204,724  .001   $11,204  $1,260,538 $ 448,494  $  823,248
  Net loss                                                (69,775)    (69,775)
                 __________  ____   _______  __________ _________  __________

BALANCES
Dec. 31, 1997    11,204,724  .001   $11,204  $1,260,538 $(518,269) $  753,473
                 __________  ____   _______  __________ _________  __________

See accountants' report and accompanying notes to financial statements.

                             AMERICOMM RESOURCES CORPORATION
                                 STATEMENTS OF CASH FLOWS
                      FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                                         For the Years Ended December 31,
                                         ____________________________________
                                               1997              1996
                                         _________________   ________________
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                $  (69,775)        $  (172,393)
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Abandoned prospects                            0             102,894
    Changes in operating assets and
      liabilities:
      Prepaid expenses                           350                 154
      Accounts payable                           (56)             10,907
      Accruals                                   325                 (53)
                                         _________________   ________________
Net cash provided(used) by operating
  activities                             $   (69,156)        $   (58,491)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash payments for investments in
   prospects                                 (26,987)           (172,905)
  Cash receipts under Heads of Agreement     150,000                   0
                                         ________________   _________________
Net cash provided(used) by investing
  activities                                 123,013            (172,905)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from note payable-related party    20,000                   0
                                         ________________   _________________
Net cash provided(used) by financing
  activities                                  20,000                   0
                                         ________________   _________________
Net increase(decrease) in cash and cash
  equivalents                                 73,857            (231,396)

Cash and cash equivalents, beginning
  of year                                     29,311             260,707
                                         ________________   _________________
Cash and cash equivalents, end of year   $   103,168        $     29,311

Supplemental Disclosures
  Interest expense paid                  $         0        $          0
                                         ________________   _________________
  Income taxes paid                      $         0        $          0
                                         ________________   _________________

See accountants' report and accompanying notes to financial statements.

                             AMERICOMM RESOURCES CORPORATION
                              NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1997 AND 1996

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

In July 1995, the Company changed its name to Americomm Resources Corporation.

During 1996, the Company continued to explore its gold mine prospects and Utah copper mine prospect. During 1996, the Company determined that the Utah copper mine prospect did not contain commercially producible reserves. Therefore, this prospect was abandoned and the amount expended on this prospect has been charged against income. A Heads of Agreement was entered into during December 31, 1996 as outlined below. Based on these activities, Americomm is no longer reporting their financial statements as a development stage enterprise.

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

2.  HEADS OF AGREEMENT

On December 1, 1996, Americomm entered into an agreement with Echo Bay Mines of Denver, Colorado (Echo Bay) for the exploration of the Jessup gold mine prospect. According to the terms of the agreement Echo Bay can acquire a 51% joint venture interest in such property by paying Americomm $750,000 and completing $2,000,000 in exploration expenditures over the five year period ending December 1, 2001. As of December 31, 1997, Echo Bay had exploration expenditures of approximately $749,939 and Americomm had received two non-refundable payments totaling $150,000, which is recorded as a reduction in the investments in prospects costs on the balance sheet.

3.  INCOME TAXES

The Company also has net operating loss carryovers of approximately $490,000 that expires from the year 2000 to 2009.

The deferred tax assets related to these items are as follows:

Net operating loss carryover                     $185,000

Valuation allowance                               185,000
                                                 ________
Net deferred tax asset                           $      0
                                                 ________

4.  CAPITAL STOCK

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

The following stock options are outstanding at December 31, 1997

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

7.  NOTE PAYABLE - RELATED PARTY

On September 23, 1997, Americomm borrowed $20,000 for a period of one year from a shareholder. The 6% convertible note due September 23, 1998, at the option of the holder, is convertible into shares of Americomm's common stock at a purchase price of $0.15 per share. An aggregate of 133,333 shares of Americomm's common stock was reserved for issuance upon conversion of the note.


8.  CONCENTRATION OF CREDIT RISK

The Corporation maintains its cash balance in one financial institution. The balance is insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 1997, the Corporation's uninsured cash balance totals $3,168.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

Not applicable.


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

Name                      Age   Position       Officer Since  Director Since
                          ___   _____________  _____________  ______________
Albert E. Whitehead       68    Chairman of the
                                Board,Director March, 1998   December, 1991

Thomas R. Bradley (1)     74    President and
                                Director       March, 1985    March, 1985

Jane Bradley (1)          74    Secretary/
                                Treasurer      December, 1991 N/A

George H. Plewes          58    Director       N/A            May, 1995
________________________________________
(1)  The Bradley's are husband and wife

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

Mr. Whitehead has served as Chairman of the Board since March 1998. Mr. Whitehead is an investor and formerly served as the Chairman and Chief Executive Officer of Seven Seas Petroleum Inc., a company engaged in international oil and gas exploration. From April 1987 through January 1995, Mr. Whitehead served as Chairman and Chief Executive Officer of Garnet Resources Corporation, a publicly held oil and gas exploration and development company.

Mr. Plewes has served as Chairman of Southwestern Gold Corporation, Inc. since 1992 and as President of GHP Corporation, a private oil exploration and production company in the United States, since 1990.


ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth for each of the last three fiscal years information concerning all compensation received by the Registrant's Chief Executive Officer for all services rendered to the Registrant. No other compensation was received by such person or by any other person for services as an executive officer of the Corporation.

                             Summary Compensation Table

                                         Annual Compensation
                                         ____________________________________
                                                               Long Term
                                               Other Annual    Compensation
Name & Principal Position    Year    Salary    Compensation(2) Optons/SARs
_________________________    ____  __________  _______________ ______________
Thomas R. Bradley            1997  $36,000     -0-
President (Chief Executive   1996  $36,000     -0-             200,000
Officer)                     1995  $18,000(1)  $3,000           66,666
_________________________________
(1) Represents salary paid to Mr. Bradley for services performed from July 1,
1995 through December 31, 1995.
(2) With respect to 1995, the amount indicated represents fees for consulting service for the period from January 1, 1995 through June 30, 1995.  In addition to the amounts listed above, in 1995, Mr. Bradley received and aggregate of $8,000 in accrued consulting fees for services which were performed in 1992 and 1994.

                             Option Grants in Last Fiscal Year

There were no options granted in the 1997 fiscal year to the Company's executive officers.

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
___________________________________
(1) No value is set forth herein as the fair market value of a share of
Registrant's Common Stock at December 31, 1997 was less than the exercise price of the stock options.

                             Director's Fees

During the fiscal year ended December 31, 1996, the Registrant granted each director of the Corporation an option to purchase 200,000 shares of the Registrant's Common Stock at an exercise price of $0.6875 per share. No director's fees were paid during the fiscal year ended December 31, 1997.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows certain information, as of March 27, 1997, concerning ownership of the Registrant's only class of outstanding securities, common stock, by each of the Registrant's directors, and executive officers, and by the Registrant's directors and executive officers as a group and by other persons known to the Registrant to beneficially own more than five percent thereof:

Name and Address             Amount and Nature
of Beneficial Owner        of Beneficial Ownership     Percent of Class
___________________        _______________________     ________________

Albert E. Whitehead        2,665,388 (2)                     19.7%
2440 S. Terwilleger Blvd.
Tulsa, OK  74114

George H. Plewes             266,666 (3)                      2.0%
The Regency
Margaret Suite
22 Cavendish Road
Pembroke HM19
Bermuda

Thomas R. Bradley            800,000 (4)                      6.0%
6617 South New Haven
Tulsa, OK  74136

Directors and Executive Officers as a Group:

(3 persons)                3,732,054 (5)                     26.5%

Other Five Percent Owners:

Southwestern Gold
   Corporation             1,333,333 (6)                     10.1%
P. O. Box 10102
#1650-701 West Georgia Street
Vancouver, B.C.  V7Y 1C6
Canada
______________________________
(1) Except as set forth below, to the best of the Registrant's knowledge, each beneficial owner has sole voting power and sole investment power.  For each individual, the beneficial ownership information set forth above includes shares currently issuable upon exercise of outstanding stock options granted to such individuals.
(2) Includes 230,389 shares owned by Mr. Whitehead's spouse in which he disclaims any interest, 266,666 shares issuable upon exercise of vested stock options and 133,333 shares issuable upon conversion of a 6% convertible note due September 23, 1998 issued to a revocable trust for the benefit of
Mr. Whitehead's spouse and of which Mr. Whitehead is the settlor and serves as the trustee (the "Trust").
(3) Includes 266,666 shares issuable upon exercise of vested stock options.
Does not include shares beneficially owned by Southwestern Gold Corporation, of which Mr. Plewes is the Chairman.
(4) Includes 266,666 shares issuable upon exercise of vested stock options.
(5) Includes shares issuable upon exercise of vested stock options and 133,333 shares issuable upon conversion of the convertible note issued to the Trust.
(6) Shares are held by Southwestern Gold U.S.A., Inc., a wholly-owned subsidiary of Southwestern Gold Corporation.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On September 23, 1997 the Registrant borrowed $20,000 for a period of one year from The Albert E. Whitehead Living Trust pursuant to a 6% Convertible Note due September 23, 1998 issued to such trust to evidence such indebtedness, which not is convertible, at the option of the holder thereof, into shares of Common Stock of the Corporation at a purchase price of $0.15 per share.

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

           (f) 1995 Stock Option Plan**          Proxy Statement dated
                                                 June 13, 1995 as filed
                                                 June 14, 1995

           (g) Form of Stock Option Agreement**  Form 10-KSB for the year ended December 31, 1995
                                                 as filed March 29, 1996

           (h) Amendment to Letter Agreement     Form 10-KSB for the year
               dated December 29, 1992 between   ended December 31, 1996
               American Gold Resources           as filed March 27, 1997
               Corporation and the Registrant

           (i) Heads of Agreement dated          Form 10-KSB for the year
               November 22, 1996 by and between  ended December 31, 1996
               Echo Bay Exploration Inc, and     as filed March 27, 1997
               the Registrant relating to the
               Jessup Property

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

                                         AMERICOMM RESOURCES CORPORATION
                                         Registrant

April 6, 1998                            Thomas R. Bradley
DATE                                     THOMAS R. BRADLEY
                                         President and Chief Executive Officer
                                         (Principal Executive Officer) and
                                         Chief Financial Officer (Principal
                                         Financial and Accounting Officer)

In accordance with the Exchange Act this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

April 6, 1998                            Thomas R. Bradley
DATE                                     THOMAS R. BRADLEY, Director

April 6, 1998                            George H. Plewes
DATE                                     GEORGE H. PLEWES, Director

April 6, 1998                            A. E. Whitehead
DATE                                     A. E. WHITEHEAD, Director