Form 10QSB
period 1998-03-31
AMERICOMM RESOURCES CORP
filed 1998-05-15
CIK 887396

UNITED STATES

                              SECURITIES AND EXCHANGE COMMISSION

                                   Washington, D.C. 20549

                                        FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended         March 31, 1998

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

     Common Stock, $.001 Par Value - 13,164,258 shares as of March 31, 1998.


                               PART I. - FINANCIAL INFORMATION

                               AMERICOMM RESOURCES CORPORATION

                                       BALANCE SHEET


(Amounts in thousands, except per share data)
                                                   March 31, 1998
                                                   ______________

ASSETS
Current assets
   Cash and cash equivalents                      	$      151,258
   Prepaid expenses                                             		                   0
                                                                                                     __________
Total Current Assets                              	$      151,258
Investments in prospects                                       927,229
                                                                                                     __________
TOTAL ASSETS                                      	$    1,078,487

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities
   Accounts payable                                           		0
   Accruals                                                   558
   Notes payable - Related party                           20,000
                                                   ______________
Total Current Liabilities                          $       20,558

Stockholders' equity (deficiency)
   Common stock, $.001 par value;
     authorized 50,000,000 shares
     13,146,258 shares issued, of which                    13,146
     132 shares are held in Treasury
   Capital in excess of par value                       1,577,096
   Deficit accumulated during the
     development stage                                   (532,313)
                                                   ______________
Total Stockholders' Equity                         $    1,057,929

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIENCY)                                $    1,078,487

See accountants' report and accompanying notes to financial statements

                       AMERICOMM RESOURCES CORPORATION

                             STATEMENT OF INCOME

                            FOR THE THREE MONTHS

                        ENDED MARCH 31, 1998 AND 1997

(Amounts in thousands, except per share data)
                                  Three Months          Three Months
                                         Ended                 Ended
                                     March 31,             March 31,
                                          1998                  1997
                                  ____________          ____________
Revenues
   Income                         $          0          $          0
   Interest income                         764                   326
                                  ____________          ____________
Total Income                               764                   326
                                  ____________          ____________

Costs and expenses
   General and administrative
     expenses                           14,514                17,411
   Abandoned prospects                       0                     0
   Interest expense                        295                     0
                                  ____________          ____________
Total Costs and Expenses                14,809                17,411
                                  ____________          ____________

Net Income (Loss)                 $    (14,045)         $    (17,085)

Net Income (Loss)
   per common share               $          0          $          0

Weighted average number of
   common shares outstanding        13,146,258            11,204,592

See accountants' report and accompanying notes to financial statements

                       AMERICOMM RESOURCES CORPORATION

                           STATEMENT OF CASH FLOWS

                            FOR THE THREE MONTHS

                        ENDED MARCH 31, 1998 AND 1997

(Amounts in thousands)
                                      Three Months          Three Months
                                             Ended                 Ended
                                         March 31,             March 31,
                                              1998                  1997
                                      ____________          ____________
Cash Flow From Operating Activities
  Operations
  Net income (loss)                   $    (14,045)         $    (17,085)
   Plus adjustments to reconcile
   net income to net cash flows
   from operating activities
   Abandoned prospects                           0                     0
  Changes in operating assets
   and liabilities
   Increase(Decrease) in accounts
     payable                               (11,492)              (11,574)
   Increase(Decrease) in prepaid
     expenses                                 (350)                  350
   Accruals                                    558                   (65)
   Deferred payment proceeds                                      50,000
                                       ___________          ____________
  Net cash provided (used)
   by operating activities                 (25,329)               21,626

Cash Flows From Investing Activities
  Cash payments for investments in
   prospects                              (245,081)              (1,550)
                                       ___________          ____________
  Net cash provided (used) by
   investing activities                   (245,081               (1,550)
                                       ___________          ____________

Cash Flows From Financing Activities
  Proceeds from issuance of common
   stock                                   318,500                    0
  Proceeds from note payable - related
   party                                         0                    0
  Repayment of note payable - related
   party                                         0                    0
                                      ____________          ____________
  Net cash provided (used) by
     financing activities                  318,500                    0

Net Increase(Decrease) in Cash and
Cash Equivalents                            48,090               20,076

Cash and Cash Equivalents,
  beginning of year                        103,168               29,311
                                      ____________          ____________

Cash and Cash Equivalents,
  end of quarter                      $    151,258          $    49,387

See accountants' report and accompanying notes to financial statements

                       AMERICOMM RESOURCES CORPORATION

                        NOTES TO FINANCIAL STATEMENTS

                               MARCH 31, 1998

Note 1.  Basis of Presentation

     In the opinion of management the accompanying unaudited financial statements contain all adjustments, all of which were of a normal recurring nature, necessary to summarize fairly the Registrant's financial position and results of operations. The results of operations for the three months ended March 31, 1998 may not be indicative of the results that may be expected for the year ending December 31, 1998. These statements should be read in conjunction with the financial statements and notes thereto included in the Registrant's Form 10-KSB for its fiscal year ended
December 31, 1997.

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

Note 3.  Income Taxes

     As of December 31, 1997, the Company has tax net operating loss carryforwards totaling approximately $456,000. If not used, these carryforwards will expire in the years 2000 to 2009.

                       AMERICOMM RESOURCES CORPORATION

                              PLAN OF OPERATION


     The Registrant funded its operations during 1997 through amounts received from Echo Bay Exploration Inc. ("Echo Bay") a subsidiary of Echo
Bay Mines LTD., Denver, Colorado pursuant to a Heads of Agreement covering exploration of its Churchill County, Nevada property (the "Jessup Property") and by borrowing $20,000 from the Albert E. Whitehead Living Trust pursuant to the terms of a 6% Convertible Note due September 23, 1998. In November 1997, Echo Bay elected to continue its work program during 1998 and paid an additional $100,000 to the Registrant. In March 1998, the Registrant raised an additional $275,000 through the issuance of 1,375,000 to Mr. Whitehead and agreed to use substantially all of the proceeds of this issuance to fund its acquisition of oil and gas leases on a prospect located in the state of Wyoming. In April 1, 1998, the Albert E. Whitehead Living Trust converted its note into shares of Common Stock of the Registrant at a purchase price of $0.15 per share.

     Although Echo Bay stated that it was encouraged by the results of its exploration of the Jessup Property, in May 1998, Echo Bay elected to discontinue its exploration program and concentrate its exploration efforts in the United States on a limited number of projects. As Echo Bay terminated the joint venture agreement prior to earning its interest in the property, under the terms of the joint venture agreement, the Registrant retains its interest in the Jessup Property and the amounts previously paid by Echo Bay. The Registrant intends to seek a new industry partner to continue the exploration of the Jessup Property or may elect to sell such property if a transaction may be consummated on advantageous terms.

     As of March 31, 1998, the Registrant had approximately $151,259 in cash to fund its operations. The Registrant expects to spend approximately $66,000 to satisfy its annual lease obligations and BLM fees on mining properties and approximately $15,000 to fund its acquisition of oil and gas leases on its prospect in Wyoming. The Registrant expects the remainder of its cash to fund its operations for approximately 12 months, assuming no additional amounts are expended on exploration of its mining properties or the acquisition or exploration of its oil and gas prospect. The Registrant expects the exploration and development of its oil and gas prospect will require substantial amounts of additional capital which may be raised through debt or equity offerings, encumbering properties or entering into arrangements whereby certain costs of exploration will be paid by others to earn an interest in the properties. Additional capital will also be required to continue exploration of the Registrant's mining prospects if the Registrant is unsuccessful in locating an industry partner for such prospects. There can be no assurance that additional capital will be available to the Registrant on economically acceptable terms, if at all.

     Exploration for mineral resources, such as gold, and for oil and gas, is highly speculative and involves greater risks than many other businesses. Mineral exploration and oil and gas drilling and development is frequently marked by unprofitable efforts, not only from unproductive prospects, but also from producing prospects which do not produce sufficient amounts to return a profit on the amount expended. Accordingly, there can be no assurance that the Registrant will be able to discover, develop or produce sufficient reserves to recover the expenses incurred in connection with the exploration of its properties, to fund additional exploration or to achieve profitability.

     The Registrant does not expect any significant change in the number of its employees during 1998. It will employ part-time or temporary persons and consultants in situations where special expertise is required.

                         PART II - OTHER INFORMATION

Item #6  Exhibits and Reports on Form 8-K

         a.  Exhibits
             (3)  Amended and Restated By-Laws                Filed herewith

             (4)  Instruments defining the rights of
                  security holders
                  (a)  Excerpts from Amended and Restated
                       By-Laws                                Filed herewith

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


                                      AMERICOMM RESOURCES CORPORATION
                                      Registrant

May 15, 1998                          Thomas R. Bradley
Date                                  Thomas R. Bradley
                                      President & CEO

May 15, 1998                          Thomas R. Bradley
Date                                  Thomas R. Bradley
                                      Principal Financial and Accounting
                                        Officer