Form 10QSB
period 1998-06-30
AMERICOMM RESOURCES CORP
filed 1998-08-12
CIK 887396

UNITED STATES

                              SECURITIES AND EXCHANGE COMMISSION

                                   Washington, D.C. 20549

                                        FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended          June 30, 1998


Commission file Number          0-20193


                       AMERICOMM RESOURCES CORPORATION
           (Exact name of registrant as specified in its charter)

           Delaware                               73-1238709
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                Identification No.)

15 E. 5th Street, Suite 4000, Tulsa, Oklahoma     74103-4346
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:  (918) 587-8093

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

     Common Stock, $.001 Par Value - 13,879,589 shares as of  June 30,
1998.


                               PART I. - FINANCIAL INFORMATION

                               AMERICOMM RESOURCES CORPORATION

                                       BALANCE SHEET


(Amounts in thousands, except per share data)
                                                   June 30, 1998
                                                   ______________
ASSETS
Current assets
   Cash and cash equivalents                       $      393,625
   Prepaid expenses                                             0
   Deposits                                                 3,244
                                                   ______________
                 Total current assets                     396,869
Investments in prospects                                1,029,217
                                                   ______________
 TOTAL ASSETS                                      $    1,426,086

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities
   Accounts payable                                             0
   Accruals                                                 1,352
                                                   ______________
Total Current Liabilities                           $       1,352

Stockholders' equity (deficiency)
   Common stock, $.001 par value;
     authorized 50,000,000 shares
     13,879,589 shares issued, of which
     132 shares are held in Treasury                       13,879
   Capital in excess of par value                       1,968,862
   Deficit accumulated during the
     development stage                                   (558,007)
                                                   ______________
Total Stockholders' Equity                          $   1,424,734

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIENCY)                                 $   1,426,086

See accountants' report and accompanying notes to financial statements

                       AMERICOMM RESOURCES CORPORATION

                             STATEMENT OF INCOME

                             FOR THE SIX MONTHS

                        ENDED JUNE 30, 1998 AND 1997

(Amounts in thousands, except per share data)
                                    Six Months            Six Months
                                         Ended                 Ended
                                       June 30,              June 30,
                                          1998                  1997
                                  ____________          ____________
Revenues
   Income                         $          0          $          0
   Interest income                       1,966                   407
                                  ____________          ____________
Total Income                             1,966                   407
                                  ____________          ____________

Costs and expenses
   General and administrative
     expenses                           40,721                32,937
   Abandoned prospects                       0                     0
   Interest expense                        984                     0
                                  ____________          ____________
Total Costs and Expenses                41,705                32,937
                                  ____________          ____________

Net Income (Loss)                 $    (39,739)         $    (32,530)

Net Income (Loss)
   per common share               $          0          $          0

Weighted average number of
   common shares outstanding        13,879,589            11,204,592

See accountants' report and accompanying notes to financial statements

                       AMERICOMM RESOURCES CORPORATION

                           STATEMENT OF CASH FLOWS

                             FOR THE SIX MONTHS

                        ENDED JUNE 30, 1998 AND 1997

(Amounts in thousands)
                                        Six Months          Six Months
                                             Ended               Ended
                                           June 30,            June 30,
                                              1998                1997
                                      ____________         ___________

Cash Flow From Operating Activities
  Operations
  Net income (loss)                   $    (39,739)         $  (32,530)
   Plus adjustments to reconcile
   net income to net cash flows
   from operating activities
   Abandoned prospects                           0                   0
  Changes in operating assets
   and liabilities
   Increase(Decrease) in accounts
     payable                               (11,492)            (11,574)
   Increase(Decrease) in prepaid
     expenses                                 (350)                350
  Increase(Decrease) in deposits            (3,244)                  0
  Accruals                                   1,352                 (67)
   Deferred payment proceeds                     0              50,000
                                       ___________        ____________
  Net cash provided (used)
   by operating activities                 (53,473)              6,179

Cash Flows From Investing Activities
  Cash payments for investments in
   prospects                              (337,069)             (8,202)
                                       ___________        ____________
  Net cash provided (used) by
   investing activities                   (337,069)             (8,202)
                                       ___________        ____________

Cash Flows From Financing Activities
  Proceeds from issuance of common
   stock                                   680,999                   0
  Proceeds from note payable - related
   party                                         0                   0
  Repayment of note payable - related
   party                                         0                   0
                                      ____________        ____________
  Net cash provided (used) by
     financing activities                  680,999                   0

Net Increase(Decrease) in Cash and
Cash Equivalents                           290,457              (2,023)

Cash and Cash Equivalents,
  beginning of quarter                     103,168              29,311
                                      ____________        ____________

Cash and Cash Equivalents,
  end of quarter                      $    393,625          $   27,288

See accountants' report and accompanying notes to financial statements

                       AMERICOMM RESOURCES CORPORATION

                        NOTES TO FINANCIAL STATEMENTS

                               JUNE 30, 1998

Note 1.  Basis of Presentation

     In the opinion of management the accompanying unaudited financial statements contain all adjustments, all of which were of a normal recurring nature, necessary to summarize fairly the Registrant's financial position and results of operations. The results of operations for the three and six months ended June 30, 1998 may not be indicative of the results that may be expected for the year ending December 31, 1998. These statements should be read in conjunction with the financial statements and notes thereto included in the Registrant's Form 10-KSB for its fiscal year ended December 31, 1997.

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


                       AMERICOMM RESOURCES CORPORATION
                              PLAN OF OPERATION

     All statements other than statements of historical fact contained herein are forward-looking statements. The forward-looking statements were prepared on the basis of certain assumptions which relate, among other things, to costs expected to be incurred in the acquisition, exploration and development of the Company's properties. Even if the assumptions on which the projections are based prove accurate and appropriate, the actual results of the Company's operations in the future may vary widely from the financial projections due to unforeseen, mechanical or technological difficulties in drilling wells, general economic conditions, increased competition, changes in government regulation or intervention in the oil and gas or mining industries, and other risks described in the Company's filings with the Securities and Exchange Commission. Accordingly, the actual results of the Company's operations in the future may vary widely from the forward-looking statements included herein.

     As of June 30, 1998, the Registrant had approximately $393,625 in cash to fund its operations. The Registrant expects to spend approximately $26,800 on BLM fees on its mining properties and approximately $20,000 to fund its acquisition of oil and gas leases on its prospect in Wyoming. The Registrant expects the remainder of its cash to fund its operations for approximately 12 months, assuming no additional amounts are expended on the acquisition or exploration of its oil and gas prospect or the exploration of its mining properties. The Registrant expects the exploration and development of its oil and gas prospect will require substantial amounts of additional capital which may be raised through debt or equity offerings, encumbering properties or entering into arrangements whereby certain costs of exploration will be paid by others to earn an interest in the properties. Additional capital will also be required to continue exploration of the Registrant's mining prospects if the Registrant is unsuccessful in locating an industry partner for such prospects. There can be no assurance that additional capital will be available to the Registrant on economically acceptable terms, if at all.

     The Registrant funded its operations during 1997 through amounts received from Echo Bay Exploration Inc. ("Echo Bay") a subsidiary of Echo Bay Mines LTD., Denver, Colorado pursuant to a Heads of Agreement covering exploration of its Churchill County, Nevada property (the "Jessup Property") and by borrowing $20,000 from the Albert E. Whitehead Living Trust pursuant to the terms of a 6% Convertible Note due September 23, 1998. In November 1997, Echo Bay elected to continue its work program during 1998 and paid an additional $100,000 to the Registrant. In March 1998, the Registrant raised an additional $275,000 through the issuance of 1,375,000 to Mr. Whitehead and agreed to use substantially all of the proceeds of this issuance to fund its acquisition of oil and gas leases on a prospect located in the state of Wyoming. In April 1, 1998, the Albert
E. Whitehead Living Trust converted its note into shares of Common Stock of the Registrant at a purchase price of $0.15 per share. In June 1998 Messrs. Whitehead and Plewes, directors of the Registrant purchased an aggregate of 533,332 shares of Common Stock upon exercise of previously issued stock options at an exercise price of $0.6875 per share, which provided $362,499 in additional working capital to the Registrant.

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


Part II  OTHER INFORMATION

         The Registrant has acquired over 93,000 acres of oil and gas leases in the Powder River Basin in Wyoming and is continuing to acquire additional leases in that area. The Company's oil and gas prospect is located in a mature producing area with established pipelines and services, which has been inactive over the last 30 years pending the development of new drilling technology. The Registrant currently plans to utilize horizontal drilling techniques to drill the first test well on the prospect in the fourth quarter of 1998, subject to the availability of additional financing. Under the terms of the agreement relating to the prospect, the Registrant is required to drill the first test well within six months after it has acquired 100,000 acres of oil and gas leases with respect to the prospect or seek a buyer for the prospect. In such event, assuming the parties are successful in locating a buyer for the prospect, the Registrant would recover its costs in acquiring the prospect and would receive 50% of any profits from the sale of the prospect in excess of such costs.

Item #6  Exhibits and Reports on Form 8-K

         a.  Exhibits
             (10)(j)  Americomm Cheyenne River Prospect
                      Agreement by and among the Registrant,
                      Fred S. Jensen, Richard A. Bate,
                      A. R. Briggs and Thomas L. Thompson       Filed herewith


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




                                      AMERICOMM RESOURCES CORPORATION
                                      Registrant

August 12, 1998                       Thomas R. Bradley
Date                                  Thomas R. Bradley
                                      President & CEO

August 12, 1998                       Thomas R. Bradley
Date                                  Thomas R. Bradley
                                      Principal Financial and Accounting
                                        Officer