Form 10QSB
period 1998-09-30
AMERICOMM RESOURCES CORP
filed 1998-11-12
CIK 887396

UNITED STATES

                              SECURITIES AND EXCHANGE COMMISSION

                                   Washington, D.C. 20549

                                        FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended          September 30, 1998


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

     Common Stock, $.001 Par Value - 13,879,589 shares as of  September 30,
1998.


                               PART I. - FINANCIAL INFORMATION

                               AMERICOMM RESOURCES CORPORATION

                                       BALANCE SHEET


(Amounts in thousands, except per share data)
                                               September 30, 1998
                                               __________________
ASSETS
Current assets
   Cash and cash equivalents                       $      208,191
   Prepaid expenses                                             0
   Deposits                                                 3,244
   Furniture & Fixtures                                    14,555
   Accum. Depreciation                                     (2,183)
                                                   ______________
                 Total current assets                     223,807
Investments in prospects                                1,143,336
                                                   ______________
 TOTAL ASSETS                                      $    1,367,143

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities
   Accounts payable                                             0
   Accruals                                                   556
                                                   ______________
Total Current Liabilities                           $         556

Stockholders' equity (deficiency)
   Common stock, $.001 par value;
     authorized 50,000,000 shares
     13,879,589 shares issued, of which
     132 shares are held in Treasury                       13,879
   Capital in excess of par value                       1,968,862
   Deficit accumulated during the
     development stage                                   (616,154)
                                                   ______________
Total Stockholders' Equity                          $   1,366,587

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIENCY)                                 $   1,367,143

See accountants' report and accompanying notes to financial statements

                       AMERICOMM RESOURCES CORPORATION

                             STATEMENT OF INCOME

                             FOR THE NINE MONTHS

                        ENDED SEPTEMBER 30, 1998 AND 1997

(Amounts in thousands, except per share data)
                                   Nine Months           Nine Months
                                         Ended                 Ended
                                  September 30,         September 30,
                                          1998                  1997
                                  ____________          ____________
Revenues
   Income                         $          0          $          0
   Interest income                       5,483                   407
                                  ____________          ____________
Total Income                             5,483                   407
                                  ____________          ____________

Costs and expenses
   General and administrative
     expenses                          102,384                45,308
   Abandoned prospects                       0                     0
   Interest expense                        985                     0
                                  ____________          ____________
Total Costs and Expenses               103,369                45,308
                                  ____________          ____________

Net Income (Loss)                 $    (97,886)         $    (44,901)

Net Income (Loss)
   per common share               $          0          $          0

Weighted average number of
   common shares outstanding        13,879,589            11,204,592

See accountants' report and accompanying notes to financial statements

                       AMERICOMM RESOURCES CORPORATION

                           STATEMENT OF CASH FLOWS

                             FOR THE NINE MONTHS

                        ENDED SEPTEMBER 30, 1998 AND 1997

(Amounts in thousands)
                                       Nine Months         Nine Months
                                             Ended               Ended
                                      September 30,       September 30,
                                              1998                1997
                                      ____________         ___________

Cash Flow From Operating Activities
  Operations
  Net income (loss)                   $    (97,886)         $  (44,901)
   Plus adjustments to reconcile
   net income to net cash flows
   from operating activities
  Depreciation expense                       2,183                   0
  Abandoned prospects                            0                   0
  Changes in operating assets
   and liabilities
   Increase(Decrease) in accounts
     payable                               (11,492)            (11,574)
   Increase(Decrease) in prepaid
     expenses                                 (350)                350
  Increase(Decrease) in deposits            (3,244)                  0
  Accruals                                     556                 (67)
   Deferred payment proceeds                     0              50,000
                                       ___________        ____________
  Net cash provided (used)
   by operating activities                (110,233)              6,192

Cash Flows From Investing Activities
  Cash payments for investments in
   prospects                              (451,188)            (23,952)
  Cash payments for furniture
    and fixtures                           (14,555)                  0
                                       ___________        ____________
  Net cash provided (used) by
    investing activities                  (465,743)            (23,952)
                                       ___________        ____________

Cash Flows From Financing Activities
  Proceeds from issuance of common
   stock                                  680,999                   0
  Proceeds from note payable - related
   party                                        0              20,000
  Repayment of note payable - related
   party                                        0                   0
                                     ____________        ____________
  Net cash provided (used) by
     financing activities                 680,999              20,000

Net Increase(Decrease) in Cash and
Cash Equivalents                          105,023             (10,144)

Cash and Cash Equivalents,
  beginning of quarter                    103,168              29,311
                                      ____________        ____________

Cash and Cash Equivalents,
  end of quarter                      $   208,191          $   19,167

See accountants' report and accompanying notes to financial statements

                       AMERICOMM RESOURCES CORPORATION

                        NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998

Note 1.  Basis of Presentation

     In the opinion of management the accompanying unaudited financial statements contain all adjustments, all of which were of a normal recurring nature, necessary to summarize fairly the Registrant's financial position and results of operations. The results of operations for the three and six months ended September 30, 1998 may not be indicative of the results that may be expected for the year ending December 31, 1998. These statements should be read in conjunction with the financial statements and notes thereto included in the Registrant's Form 10-KSB for its fiscal year ended December 31, 1997.

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

     As of September 30, 1998, the Registrant had approximately $208,191 in cash to fund its operations. The Registrant expects the remainder of its cash to fund its operations for approximately 6 months, assuming no additional amounts are expended on the acquisition or exploration of its oil and gas prospect or the exploration of its mining properties. The Registrant expects the exploration and development of its oil and gas prospect will require substantial amounts of additional capital which may be raised through debt or equity offerings, encumbering properties or entering into arrangements whereby certain costs of exploration will be paid by others to earn an interest in the properties. Additional capital will also be required to pay carrying costs on the Registrant's mining prospects and on its oil and gas prospect in Wyoming. There can be no assurance that additional capital will be available to the Registrant on economically acceptable terms, if at all.

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


Part II  OTHER INFORMATION

Item #4  Submission of Matters to a Vote of Security Holders

          The Annual Meeting of the Shareholders of the Registrant was held on September 24, 1998, pursuant to notice, at which the following persons were elected directors of the Registrant to serve until the next annual meeting of the shareholders or until their successors are elected and qualify:


                                                                  Brokers
                               For            Against   Abstain   Non-Votes
          Thomas R. Bradley    10,369,941     6,313       --         --
          John C. Kinard       10,372,921     3,333       --         --
          George H. Plewes     10,372,921     3,333       --         --
          Albert E. Whitehead  10,372,921     3,333       --         --

         In addition, the following proposals were approved by the shareholders:

         The proposal to amend the 1995 Stock Options Plan to increase the number of shares issuable upon exercise of options granted and to be granted thereunder by 600,000 shares and to increase the limit on the number of shares which may be subject to options granted to an employee in any calendar year to 200,000 shares was passed with 10,336,343 votes in favor, 35,065 votes against and 4,846 abstentions.

Item #5  Other Information

         The Registrant has acquired over 99,600 acres of oil and gas leases in the Powder River Basin in Wyoming and is continuing to acquire additional leases in that area. The Company's oil and gas prospect is located in a mature producing area with established pipelines and services, which has been inactive over the last 30 years pending the development of new drilling technology. The Registrant currently plans to utilize horizontal drilling techniques to drill the first test well on the prospect in the fourth quarter of 1998, subject to the availability of additional financing. Under the terms of the agreement relating to the prospect, the Registrant is required to drill the first test well within six months after it has acquired 100,000 acres of oil and gas leases with respect to the prospect or seek a buyer for the prospect. In such event, assuming the parties are successful in locating a buyer for the prospect, the Registrant would recover its costs in acquiring the prospect and would receive 50% of any profits from the sale of the prospect in excess of such costs.

Item #6  Exhibits and Reports on Form 8-K

         a.  Exhibits --None

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




                                      AMERICOMM RESOURCES CORPORATION
                                      Registrant

November 11,1998                      Thomas R. Bradley
Date                                  Thomas R. Bradley
                                      President & CEO

November 11,1998                      Thomas R. Bradley
Date                                  Thomas R. Bradley
                                      Principal Financial and Accounting
                                        Officer