Form 10KSB
period 1998-12-31
AMERICOMM RESOURCES CORP
filed 1999-04-14
CIK 887396

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

(Mark One)
[X]  Annual report under section 13 or 15(d) of the Securities Act of 1934
     for the fiscal year ended         December 31, 1998.
[ ]  Transition report under section 13 or 15(d) of the Securities Exchange
     Act of 1934 for the transition period from            to              .

Commission File Number       0-20193

                             AMERICOMM RESOURCES CORPORATION
                      (Name of small business issuer in its charter)

          DELAWARE                                  73-1238709
(State or other Jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)

15 E. 5th Street, Suite 4000, Tulsa, OK              74103-4346
(Address of principal executive offices)             (Zip Code)

(Issuer's Telephone Number)  (918) 587-8093

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.           [X]

State issuer's revenues for its most recent fiscal year $6,504.
The aggregate market value of the voting stock held by non-affiliates on March 19, 1999 was approximately $3,341,362. On such date, the average bid price for the Registrant's Common Stock was $0.38 per share.

State the number of shares outstanding of each of the issuer's classes of
common equity, as of March 19, 1999.      13,879,589

Documents incorporated by reference:  NONE
Transitional Small Business Disclosure Format:
                 YES [ ]                 NO  [X]

                                  PART I
ITEM 1. BUSINESS

Background

Americomm Resources Corporation, a Delaware corporation (the "Registrant"), was incorporated in the state of Utah in August 1983 under the name
Chambers Energy Corporation and reincorporated in Delaware in March 1985 under the name Americomm Corporation. The corporate name was changed to Americomm Resources Corporation in July 1995 and a one-for-three reverse stock split of the Company's Common Stock was effected in June 1996. All per share numbers set forth in this Form 10-KSB have been adjusted to reflect such reverse stock split. The Registrant has no subsidiaries. The Registrant operates from leased office space at 15 East 5th Street, Suite 4000, Tulsa, Oklahoma 74103-4346 with the telephone number shown on the front of this report.

The Registrant has no income producing properties and its principal assets are substantially unexplored. The Registrant will be required to raise additional capital through debt or equity offerings, encumbering properties or entering into arrangements whereby certain costs of exploration will be paid by others to earn an interest in the property to continue its operations and to finance the costs of exploring its properties, including the Cheyenne River Prospect described below. The present environment for financing the ongoing obligations of an exploration business is uncertain. There can be no assurance that the additional debt or equity financing necessary to fund the Registrant's operations will be available on economically acceptable terms. The Registrant is currently seeking an industry partner to continue the exploration of its mineral properties or to purchase such properties if a transaction may be consummated on advantageous terms. If a transaction with respect to its mineral properties is not consummated, and additional capital is not available, the Registrant will be required to renegotiate the leases governing its mineral properties to maintain its interest therein. See "Plan of Operations".

Forward-Looking Information. All statements, other than statements of historical fact contained in this Form 10-KSB, including statements in "Plan of Operation", "Business", and "Properties" are forward-looking statements. Forward-looking statements generally are accompanied by words such as "anticipate", "believe", "estimate", "expect", "potential",
"project" or similar statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct. Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements include the need for additional capital, the costs expected to be incurred in the exploration and development of the Registrant's properties, unforseen engineering, mechanical or technilogical difficulties in drilling wells, uncertainty of exploration results, operating hazards, competition from other mining and natural resource companies, the fluctuations of prices for oil and gas and for gold, the effects of governmental and environmental regulation and economic conditions. All forward-looking statements in this Form 10-KSB are expressly qualified in their entirety by the cautionary statements in this paragraph.

Business Developments over the past three years.

OIL AND GAS PROSPECT. In March 1998, the Registrant paid $234,500 to cover the initial expenses of acquiring leases relating to an oil and gas prospect in the State of Wyoming (The Cheyenne River Prospect). The Registrant also issued an aggregate of 566,000 shares of Common Stock and agreed to grant overriding royalty interests to five individuals as consideration for services performed and to be performed in connection with the acquisition and exploration of the Cheyenne River Prospect. As of the date of this report the parties to the agreement have obtained 101,628 acres of oil and gas leases covering the prospect. The Registrant believes the exploration and development of the Cheyenne River Prospect will require substantial amounts of additional capital which may be raised through debt or equity offerings, encumbering properties or entering into arrangements whereby certain costs of exploration will be paid by others to earn an interest in the prospect. No assurance can be given that the additional capital required to explore the Cheyenne River Prospect will be available to the Registrant on acceptable terms.

Under the terms of the Company's agreements relating to the Cheyenne River Prospect, the Registrant is required to drill the first test well on the property within six months after December 1, 1998, the date on which it acquired 100,000 acres of oil and gas leases with respect to the Cheyenne River Prospect. If the Registrant is unable to drill the first well on the Cheyenne River Prospect within such time period, under the terms of its agreements, the Registrant will be required to seek a buyer for the prospect. In such event, assuming the parties are successful in locating a buyer for the prospect, the Registrant would recover its costs in acquiring the prospect and would receive 50% of any profits from the sale of the prospect in excess of such costs. In February 1999, the Registrant's joint venture partners agreed to extend the time period for the drilling of the first exploratory well to December 1, 1999. In March 1999, the Registrant engaged Oak Creek Capital, Inc., on a non-exclusive basis, to assist the Registrant in locating an investor to participate in the Cheyenne River Prospect.
If Oak Creek Capital, Inc. is successful in locating an investor in the prospect, the Registrant has agreed to pay Oak Creek a fee of 6% of the transaction amount. If the Registrant is unable to finance the costs of the first test well by December 1, 1999, the Registrant may be required to sell the property. Given the current environment for financing oil and gas exploration, there can be no assurance that the Registrant will be able to raise the additional capital required, or to enter into arrangements with industry partners, to finance the cost of the first test well. In addition, if the Registrant is required to seek a buyer for the property, there can be no assurance that the Registrant would be successful in locating a buyer for the prospect on advantageous terms.

GOLD MINING PROSPECTS. Over the past seven years, the Registrant has acquired interests in, and conducted surface geology, mapping, sampling and staking of claims on, the seven gold mining prospects, six of which are in various stages of exploration and are without known reserves and one of which was dropped. In 1995, the Registrant acquired a copper exploration prospect which was dropped in December 1996. The following is a brief description of the Registrant's interests in its six remaining prospects:

On May 19, 1995 the Registrant acquired all of the interests of Southwestern Gold U.S.A., Inc. ("Southwestern Gold") in four gold mining prospects located in the State of Nevada in exchange for the issuance of 1,333,333 shares of the Registrant's restricted common stock to such company. The properties are located in Churchill, Nye, White Pine and Humboldt counties in Nevada and originally consisted of 148 unpatented and non-producing gold mining claims. In January 1996 the Registrant located 36 additional lode mining claims adjoining its Churchill County project, bringing the total in this group to 184 claims covering 3,680 acres. In December 1996 the Registrant executed a Heads of Agreement with Echo Bay Exploration Inc., a subsidiary of Echo Bay Mines Ltd., Denver, Colorado for exploration of the Churchill County property. In May 1998, Echo Bay elected to discontinue it exploration program on the Jessup Property. See "Properties".

During 1992, the Registrant acquired 100% of the Indian Springs gold mining prospect which currently consists of 64 claims covering 1,280 acres in Esmeralda County, Nevada. During 1995 the Registrant incurred approximately $63,000 in expenses in an eight hole drill test program on four of the claims in this block. Six of the holes hit anomalous gold mineralization in narrow low grade intervals which were not of economic value. Additional anomalous gold values have been found at the surface within the claim block and the Registrant believes further mapping and sampling over the entire claim block may identify targets for a drilling program.

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

In December 1995 the Registrant acquired a copper exploration prospect in the Big Indian mining district of the Lisbon Valley in San Juan County,
Utah. The property had 107 located lode mining claims in two blocks and in two state leases contiguous to the claim blocks, totaling 2,380 acres. The Registrant engaged in surface exploration of the property in 1996 and dropped the property in December 1996 as, in the Registrant's opinion, the property had only marginal potential for discovery of economic copper production.

For a more particular description of the properties held by the Registrant, see "Item 2. PROPERTIES".

Risks Inherent in Mineral and Oil and Gas Exploration. Exploration for oil and gas, and for mineral resources, such as gold is highly speculative and involves greater risks than many other businesses. The odds against discovering commercially exploitable hydrocarbon or mineral reserves are substantial. The Registrant may be required to perform, in some cases, expensive geological and/or seismic surveys with respect to its properties and even if the results of such surveys are favorable, only subsequent drilling or mining operations at substantial costs can determine whether commercial development of the properties is feasible. Oil and gas drilling and mineral exploration are frequently marked by unprofitable efforts, not only from unproductive prospects, but also from productive prospects which do not produce sufficient amounts to return a profit on the amount expended. to test its Cheyenne River Prospect, the Registrant plans to utilize horizontal drilling, a new drilling technique which seeks to drill unbalanced wells horizontally thousands of feet into fractured reservoirs. Although the Registrant believes horizontal drilling could yield substantial and economic reserves, horizontal drilling has not been employed in the prospect area and is more costly than conventional drilling methods. Accordingly, there can be no assurance that the Registrant will be able to discover, develop or produce sufficient reserves to recover the expenses incurred in connection with the exploration of its Cheyenne River Prospect or its mineral properties and achieve profitability.

The Registrant's operations are subject to the substantial hazards and risks normally incident to exploring for and developing oil and gas and mineral properties, such as encountering unusual or unexpected formations, interruptions due to adverse weather conditions, unforseen technical difficulties and equipment breakdowns. The Registrant's oil and gas properties are subject to all of the risks normally incident to drilling for and producing oil and gas, including blowouts, cratering and fires. These risks could result in damage to or loss of life and property.

Limited Management; Dependence on Consultants. The Registrant currently has two executive officers, Albert E. Whitehead and Thomas R. Bradley. The Registrant intends to enter into consulting agreements with independent geologists and other consultants until the Registrant's operations are sufficiently established to warrant expanding its management team. In addition, any exploration work, such as drilling, with respect to the Registrant's properties would be performed by independent contractors.
The Registrant will be required to compete with companies with greater financial resources for the qualified geologists, independent contractors and other personnel necessary to operate its business. There can be no assurance that the Registrant will be able to attract and retain the qualified personnel required for the successful exploration and development of its properties.

Competition

Oil and gas, as well as mineral, exploration is extremely competitive. The Registrant must compete with many long-established companies with greater financial resources and technical capabilities. The Registrant is not a significant participant in the oil and gas industry or in the precious metals industry.

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

Regulation

The oil and gas industry is also subject to extensive federal, state and local laws and regulations governing the production, transportation and sale of hydrocarbons as well as the taxation of income resulting therefrom. If the Registrant engages in exploration of its oil and gas properties the Registrant's operations will be subject to numerous regulations the effect of which cannot be determined at this time.

The mining industry in the United States is also subject to extensive federal, state and local laws and regulations governing exploration, development, production, export, tax, labor standards, occupational health, waste disposal, protection and remediation of the environment, reclamation, mine safety, toxic substances and other matters. Compliance with such laws and regulations has increased the cost of planning, designing, drilling, developing, constructing, operating and closing mines and mining facilities.

Although the Registrant is not aware of any circumstances which would cause the Registrant to be in violation of any regulation, if the Registrant engages in the exploration of its oil and gas or mining properties, substantial costs are expected to be required to comply with applicable regulations and costs and delays associated with such compliance could materially affect the economics of a given project, cause material changes or delays in the Registrant's intended activities or inhibit the development of an oil or gas or a mining property. The effect of any future regulation on the Registrant's operations cannot be determined at this time, although any increase in the cost of the Registrant's operations as a result of future regulations could have a material adverse impact on the Registrant.

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

Employees

The Registrant presently has two officers, (1) Mr. Albert E. Whitehead, who was appointed its Chairman of the Board in March 1998 and who devotes a substantial part of his working time to the affairs of the Registrant but is not compensated for such services, (2) Mr. Thomas R. Bradley, its President, who devotes all of his working time to the affairs of the Registrant, and
(3) Mrs. Jane Bradley, Mr. Bradley's wife, who serves as corporate Secretary and Treasurer of the Registrant, is not compensated for so serving, has no active role and devotes a de minimis amount of time to the Registrant's affairs. The Registrant has two employees, its President and a secretary.

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

In December 1996 the Registrant executed a Heads of Agreement (the "Agreement") with Echo Bay Exploration Inc. of Denver, Colorado, providing for a five year exploration program on the Jessup Property to be conducted by Echo Bay, as operator. The Agreement granted to Echo Bay the right to earn an undivided fifty-one percent (51%) interest at any time during the five (5) year period, in the Jessup Property by (i) expending Two Million Dollars ($2,000,000) on or for the direct benefit of the Jessup Property ("Work Expenditures"); and (ii) making cash payments to the Registrant totaling Seven Hundred Fifty Thousand Dollars ($750,000) (the "Cash Payment"). The first cash payment of $50,000 was received by the Registrant in January 1997. A second cash payment of $100,000 was received in November 1997.

During 1997 and the first quarter of 1998 Echo Bay had work expenditures of approximately $880,000 on the property. This exploration included geologic mapping and surface sampling and the drilling of 123 reverse circulation exploration holes and 2 diamond drill core holes for metallurgical testing. The total of this drilling was approximately 41,127 feet. Although Echo Bay stated that it was encouraged by the results of its exploration of the Jessup Property, in May 1998, Echo Bay elected to discontinue its exploration program and concentrate its exploration efforts in the United States on a limited number of projects. As Echo Bay terminated the joint venture agreement prior to earning its interest in the property, under the terms of the joint venture agreement, the Registrant retains its interest in the Jessup Property and the amounts previously paid by Echo Bay.

The 94 leased mining claims in the Jessup property are governed by the Mining Lease Agreement dated June 15, 1991 between Southwestern Gold U.S.A., Inc., and Alexander von Hafften which covers 91 mining claims
(the "Hafften Lease"), and the Mining Lease Agreement dated July 15, 1992 between Southwestern Gold U.S.A., Inc., and Edmond F. Lawrence which covers 3 mining claims (the "Lawrence Lease"). Each lease has a ten year term with one ten year renewal option. If any portion of the claims under the lease are placed into commercial production of minerals within the first renewal term, that lease may be renewed for additional renewal terms for so long as commercial production of minerals continues from that lease. The leases are terminable by the Lessee on 30 days notice to the Lessor.
To maintain each lease, the following minimum advance royalty payments must be made by May 15th of each year:

                                     AMOUNT OF PAYMENT
                YEAR         HAFFTEN LEASE           LAWRENCE LEASE
                1999         $50,000                 $6,000
                2000         $50,000                 $8,000
                2001         $50,000                 $8,000

All Hafften and Lawrence lease payments are current through 1998.

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

During 1995 the Registrant incurred approximately $63,000 in expenses in an eight hole drill test program on four of the claims in this block. Six of the holes hit anomalous gold mineralization in narrow low grade intervals which were not of economic value. Additional anomalous gold values have been found at the surface within the claim block and the Registrant believes further mapping and sampling over the entire claim block may identify targets for a drilling program. This prospect is without known reserves.

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

ITEM 4.  SUBMISSION OF MATERS TO A VOTE OF SECURITY HOLDERS

Not applicable

                                       PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

The Registrant's Common Stock was listed for trading effective December 21, 1992 by the OTC Bulletin Board and the National Quotation Bureau
"Pink Sheets". The Registrant's trading symbol for the OTC Bulletin Board is "AREC". At the close of business on December 31, 1998, the holders of record of the Registrant's Common Stock numbered 160. High and low bid prices for the Registrant's Common Stock for each quarter within the fiscal years ending December 31, 1998 and 1997 as reported by the OTC Bulletin Board and as adjusted to reflect a one-for-three reverse split of the Registrant's Common Stock which was effective June 27, 1996 were as follows:

                                         LOW BID         HIGH BID
Quarter Ended March 31, 1997             0.2825          0.4375
Quarter Ended June 30, 1997              0.2500          0.5000
Quarter Ended September 30, 1997         0.0625          0.2812
Quarter Ended December 31, 1997          0.0750          0.2500
Quarter Ended March 31, 1998             0.0700          1.3000
Quarter Ended June 30, 1998              0.6875          1.0625
Quarter Ended September 30, 1998         0.4375          1.40625
Quarter Ended December 31, 1998          0.2813          0.6875

Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The Registrant has never paid any dividends and, due to the present nature of its business activity, payment of dividends is not presently anticipated.

In 1998, the Registrant sold the following shares of common stock in private placements exempt from registration under Section 4(2) of the Securities
Act of 1933, as amended, for the following consideration: (a) in March 1998, the Registrant sold 1,375,000 shares of Common Stock to Mr. Whitehead for an aggregate of $275,000 in cash, which amount was used to fund the Registrant's acquisition of oil and gas leases on the Cheyenne River Prospect;
(b) in March 1998, the Registrant issued an aggregate of 566,000 to five individuals as consideration for services performed and to be performed in connection with the acquisition and exploration of the Cheyenne River Prospect; (c) in April 1, 1998, the Registrant issued 133,333 shares to the Albert E. Whitehead Living Trust upon conversion of a convertible promissory note issued to such trust by the Registrant in September 1997; (d) in June 1998, the Registrant issued an aggregate of 533,332 shares of Common Stock to Messrs. Whitehead and Plewes, directors of the Registrant, upon exercise of previously issued stock options at an exercise price of $0.68 per share, which provided $362,499 in additional working capital to the Registrant.

ITEM 6. PLAN OF OPERATION

As of December 31, 1998, the Registrant had approximately $74,000 in cash. In March 1999, the Registrant borrowed $105,000 from Albert E. Whitehead Living Trust pursuant to a promissory note due June 30, 1999 which bears interest at the rate of 10% per annum (the "AEW Note"). The proceeds of this loan were used to pay the annual lease rentals on the Cheyenne River Prospect.

As of March 31, 1999, the Registrant had approximately $7,000 cash on hand, which amount is not sufficient to fund the Registrant's continued operations. In addition to the salaries of Mr. Bradley and his secretary, the Registrant's material commitments consist of lease payments of $3,244 per month, which payments have been guaranteed by Mr. Whitehead, and $56,000 in annual lease payments due with respect to the Registrant's Jessup property. Pending receipt of additional capital by the Registrant, Mr. Bradley has agreed to suspend payment of his salary.

Mr. Whitehead has agreed to pay the Reigistrant's day-to-day operating expenses including, without limitation, the monthly office lease payments and the salary of the Registrant's secretary until the earlier to occur of receipt of additional capital by the Registrant or June 30, 1999.
Amounts paid by Mr. Whitehead will be added to the principal of the AEW
Note. The Registrant is actively seeking either a buyer for the Jessup property or an industry partner to finance the exploration of such property. If the Registrant is not successful in selling such property, locating a partner or raising additional capital by May 15, 1999, the Registrant will be required to renegotiate the lease payment due with respect to the Jessup Property to maintain its interest therein. Given the current market for selling or financing mining properties, there can be no assurance that a transaction could be effected in the time required.

If the Registrant is not successful in raising additional capital by June 30, 1999 or negotiating an extension of the commitment by Mr. Whitehead beyond June 30, 1999, the Registrant's continued operation would depend on its ability to sublet its office space, the continued cooperation and support of Messrs. Whitehead and Bradley and its ability to raise additional capital or locate an industry partner to pay the annual lease rentals on, and the costs of exploring its Cheyenne River Prospect. Under the terms of the agreement governing the Cheyenne River Prospect, as amended, if the Registrant is unable to finance the cost of the first well on the Cheyenne River Prospect by December 1, 1999, the Registrant will be required to seek a buyer for the prospect. In such event, assuming the parties are successful in locating a buyer for the prospect, the Registrant would recover its costs in acquiring the prospect and would receive 50% of any profits from the sale of the prospect in excess of such costs. Given the present environment for selling oil and gas prospects, there can be no assurance that a sale could be effected on advantageous terms.

The Registrant has been actively engaged in discussions with numerous sources of additional financing for the Registrant and parties which may be interested in acquiring an interest in the Registrant's properties.
In March 1999, the Registrant engaged Oak Creek Capital, Inc., on a non-exclusive basis, to assist the Registrant in locating an industry partner to participate in the Cheyenne River Prospect. If Oak Creek Capital, Inc. is successful in locating industry partners which invest in the prospect, the Registrant has agreed to pay Oak Creek a fee of 6% of the transaction amount. Although management believes the Registrant should be successful in raising the additional capital required to continue its operations and/or locating industry partners to assist in the cost of the exploration of its properties, due to low prices for oil and gas and gold, the present environment for financing and oil and gas or mining operation is extremely difficult. There can be no assurance that the Registrant will be successful in entering into arrangements with others to pay the costs of exploring its properties or in raising the additional capital required to continue its operations.

The Registrant funded its operations during 1998 through amounts received from Echo Bay Exploration Inc. ("Echo Bay") a subsidiary of Echo Bay Mines LTD., Denver, Colorado pursuant to a Heads of Agreement covering exploration of its Churchill County, Nevada property (the "Jessup Property") and by borrowing from, and stock issuances to, directors of the Registrant's in September 1997, the Registrant borrowed $20,000 from the Albert E. Whitehead Living Trust pursuant to the terms of a 6% Convertible Note due September 23, 1998. In November 1997, Echo Bay elected to continue its work program during 1998 and paid an additional $100,000 to the Registrant. In March 1998, the Registrant raised an additional $275,000 through the issuance of 1,375,000 shares of Common Stock to Mr. Whitehead and agreed to use substantially all of the proceeds of this issuance of oil and gas leases on the Cheyenne River Prospect. On April 1, 1998, the Albert E. Whitehead Living Trust converted its note into shares of Common Stock of the Registrant at a purchase price of $0.15 per share. In June 1998, Messrs. Whitehead and Plewes, directors of the Registrant purchased an aggregate of 533,332 shares of Common Stock upon exercise of previously issued stock options at an exercise price of $0.68 per share, which provided $362,499 in additional working capital to the Registrant.

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

The Registrant does not expect any significant change in the number of its employees during 1999. If the Registrant is successful in raising additional capital, it will employ part-time or temporary persons and consultants in situations where special expertise is required.

The Registrant relies on standard office computer hardware and software equipment to run its operations. The Registrant has contacted the suppliers of the hardware and software utilized by the Registrant and has been verbally assured that the hardware and software is Year 2000 compliant. As the Registrant is not actively engaged in drilling or mining operations, the Registrant is not currently dependent on any additional computer hardware or software at this time. If the Registrant is successful in raising the additional capital necessary to explore its properties, the Registrant will seek to retain consultants to perform such exploration and intends to inquire, prior to retaining such consultants, as to the consultant's Year 2000 readiness. Although the Registrant does not rely on computer hardware or software for its limited operations at this time, given the pervasive nature of the Year 2000 issues, there can be no assurance that the Registrant will not be adversely affected by the failure of third parties to be Year 2000 compliant.

ITEM 7. FINANCIAL STATEMENTS

                           AMERICOMM RESOURCES CORPORATION
                            INDEX TO FINANCIAL STATEMENTS

                                                              PAGE

Independent Auditors' Report                                   F-2

Balance Sheet - December 31, 1998                              F-3

Income Statements - For the Years Ended
  December 31, 1998 and 1997                                   F-4

Statements of Changes in Stockholders' Equity
  For the Years Ended December 31, 1998 and 1997               F-5

Statements of Cash Flows - For the Years Ended
  December 31, 1998 and 1997                                   F-6

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
                             PH: 918-744-0191
                            FAX: 918 -744-5810




To the Board of Directors and Stockholders
Americomm Resources Corporation
Tulsa, Oklahoma

                            Independent Auditor's Report

We have audited the accompanying balance sheet of Americomm Resources Corporation as of December 31, 1998 and the related statements of income, changes in stockholders' equity (deficiency) and cash flows for the years ended December 31, 1998 and 1997 respectively. These financial statements are the responsibility of Americomm Resources Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Americomm Resources Corporation at December 31, 1998, and the results of its operations and its cash flows for the years ended December 31, 1998 and 1997 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in a note to the financial statements, the company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to those matters are also described in the note. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Magee Raush & Shelton LLP

January 20, 1999

                            AMERICOMM RESOURCES CORPORATION
                                     BALANCE SHEET
                                   DECEMBER 31, 1998
ASSETS
Current Assets:
  Cash and cash equivalents               $ 74,225
  Prepaid expenses                           3,244
                                       ___________

Total Current Assets                        77,469
                                       ___________

Investments in prospects                 1,325,544
Property and equipment net of
  accumulated depreciation of $1,039       13,516
Deposits                                    3,244
                                       ___________
                                        1,342,304
                                       ___________

Total Asset                            $1,419,773
                                       ___________

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accrued payroll taxes                   $    2,684
                                          __________
Total current liabilities                 $    2,684
Stockholders' equity:
  Common stock, $.001 par value;
    authorized 50,000,000 shares,
    13,879,589 shares outstanding,
    with 132 shares held in treasury          13,879
  Capital in excess of par value           2,066,529
  Retained earnings                         (663,319)
                                          __________
Total stockholders' equity                $1,417,089
                                          __________
                                          $1,419,773

See accountant's report and accompanying notes to financial statements.

                             AMERICOMM RESOURCES CORPORATION
                                     INCOME STATEMENT
                     FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
                                         For the Years Ended December 31,
                                         _______________________________
                                              1998            1997
                                         ______________   ______________
Revenues:
  Interest Income                              6,504              568
                                         ______________   ______________
Total income                                   6,504              568

Costs and expenses:
  General and administrative expenses        151,190           70,018
  Interest expense                               364              325
                                         ______________   ______________
Total costs and expenses                     151,554           70,343
                                         ______________   ______________
Net income (loss)                        $  (145,050)     $   (69,775)
                                         ______________   ______________

Net income (loss) per common share       $      (.01)     $      (.01)
                                         ______________   ______________
Weighted average number of common
  shares outstanding                      13,696,256       11,204,684
                                         ______________   ______________

See accountants' report and accompanying notes to financial statements.

                             AMERICOMM RESOURCES CORPORATION
                       STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
                 COMMON STOCK
                 _________________
                                             Capital in
                             Par             Excess of  Retained
                 Shares      Value  Amount   Par Value  Earnings   Total
                 ____________________________________________________________
BALANCES,
Jan. 1, 1997     11,204,724  .001    11,204   1,260,538  (448,494)    823,248
  Net loss                                                (69,775)    (69,775)
                 __________  ____   _______  __________ _________  __________
BALANCES
Dec. 31, 1997    11,204,724  .001   $11,204  $1,260,538 $(518,269) $  753,473
  Net loss                                               (145,050)   (145,050)
  Issuance of
   Common Stock   2,074,999  .001     2,075     400,592               402,667
  Exercise of
   stock options    599,998  .001       600     405,399               405,999
                 __________  ____   _______  __________ _________  __________

BALANCES
Dec. 31, 1998    13,879,721  .001   $13,879  $2,066,529 $(663,319) $1,417,089

See accountants' report and accompanying notes to financial statements.

                             AMERICOMM RESOURCES CORPORATION
                                 STATEMENTS OF CASH FLOWS
                      FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
                                         For the Years Ended December 31,
                                         ____________________________________
                                               1998              1997
                                         _________________   ________________
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                $ (145,050)         $  (69,775)
  Adjustments to reconcile net loss
   to net cash provided by operating
   activities:
    Depreciation expense                       1,039                   0
    Changes in operating assets and
      liabilities:
      Prepaid expenses                        (3,244)                350
      Deposits                                (3,244)                  0
      Accounts payable                       (11,518)                (56)
      Accruals                                 2,359                 325
                                         _________________   ________________
Total adjustments                            (14,608)               (619)
Net cash used by operating
  activities                             $  (159,658)        $   (69,156)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash payments for investments in
   prospects                                (535,729)            (26,987)
  Cash payments for the purchase of
   property and equipment                    (14,555)                  0
  Cash receipts under Heads of Agreement           0             150,000
                                         ________________   _________________
Net cash provided by (used in)investing
  activities                                (550,284)            123,013
                                         ________________   _________________

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                   680,999                   0
  Proceeds from note payable-related party         0              20,000
                                         ________________   _________________
Net cash provided(used) by financing
  activities                                 680,999              20,000
                                         ________________   _________________
Net increase(decrease) in cash and cash
  equivalents                                (28,943)             73,857

Cash and cash equivalents, beginning
  of year                                    103,168              29,311
                                         ________________   _________________
Cash and cash equivalents, end of year   $    74,225        $    103,168

Supplemental Disclosures
  Interest expense paid                  $         0        $          0
                                         ________________   _________________
  Income taxes paid                      $         0        $          0
                                         ________________   _________________

See accountants' report and accompanying notes to financial statements.

                             AMERICOMM RESOURCES CORPORATION
                              NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1998 AND 1997

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General - Americomm Resources Corporation ("Company") was originally incorporated in the State of Utah on the 22nd day of August 1983, as Chambers Energy Corporation. On the 7th day of March 1985, the state of incorporation was changed to Delaware by means of a merger with Americomm Corporation, a Delaware corporation formed for the purpose of effecting the said change. In July 1995, the Company changed its name to Americomm Resources Corporation. The Company is involved in oil and gas exploration and retains ownership of certain gold prospects.

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

Property and Equipment - Property and equipment are carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the property and equipment. Expenditures for repairs and maintenance are expensed as incurred.

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

HEADS OF AGREEMENT

On December 1, 1996, the Company entered into an agreement with Echo Bay Mines of Denver, Colorado ("Echo Bay") for the exploration of the Jessup gold prospect. According to the terms of the agreement, Echo Bay could have acquired a 51% joint venture interest in such property by paying the Company $750,000 and completing $2,000,000 in exploration expenditures over the five year period ending December 1, 2001. On May 5, 1998, Echo Bay officially surrendered and terminated the Agreement.

INCOME TAXES

The Company has net operating loss carryovers of approximately
$603,000 that expire from the years 2000 to 2013.

The deferred tax assets related to these items are as follows:

Net operating loss carryover                     $185,000

Less valuation allowance                          185,000
                                                 ________
Net deferred tax asset                           $      0
                                                 ________

CAPITAL STOCK

As outlined in these footnotes, the Company has outstanding options with various parties to purchase its common stock. Due to the stock's market price, these shares have not been included in the weighted average shares computation.

OFFICE RENT

The Company leases office space under an operating lease which will expire in 2003. The lease calls for monthly lease payments of $3,244 for years one and two and then monthly lease payments of $3,569 for year three, and $3,893 for years four and five. Future minimum lease payments are as follows:

                1999                     $ 38,928
                2000                       38,928
                2001                       42,828
                2002                       46,716
                2003                       46,716

Rent expense for the year ended December 31, 1998 was $21,565.

STOCK OPTION PLAN

The Company has a stock option plan. Under the plan adopted in 1995, the Company may grant options for up to 1,600,000 shares of common stock. The compensation committee of the Board of Directors has sole discretion for the granting of these options. The exercise price of these options is the Fair Market Value on the date of grant.

A summary of the status of the Company's stock option plan as of December 31, 1998 and changes during the year then ended is presented below:

Outstanding shares at beginning of year            876,666
Shares granted                                     400,000
Shares exercised                                  (600,000)
                                                 _________

Outstanding shares at end of year                  676,666
                                                 _________

The following stock options are outstanding at December 31, 1998

                             Year        Shares Under
                             Granted     Options         Expiration
                             _______________________________________
Officer/Employee             1995       66,666           6/14/05

Officer/Employee             1996      200,000          10/11/06

Others                       1996       10,000          11/28/06

Officer/Employee             1998      100,000           7/09/08

Directors                    1998      300,000           7/09/08


The effect of the exercising of these options has not been included in the calculation of earnings per share.

NONCASH INVESTING AND FINANCING ACTIVITIES:

During 1998, the Company invested $107,667 in an oil and gas prospect by issuing 566,666 shares of the Company's common stock. Also during 1998, the Company converted a note payable of $20,000 into 133,333 shares of the Company's common stock.

GOING CONCERN:

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses from operations and has limited liquid assets that raise substantial doubt about its ability to continue as a going concern. Recurring net losses have resulted in the reported deficit of retained earnings of $663,319 on the balance sheet at December 31, 1998. Management's plan in regard to this matter is to raise additional funds through outside financing. As of the date of our report, the necessary financing had not been obtained. The Company's continued existence is dependent upon its ability to raise additional capital and/or to obtain agreements with other to finance the exploration costs and the continued commitments from its officers and directors.

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

Name                      Age   Position       Officer Since  Director Since
                          ___   _____________  _____________  ______________
Albert E. Whitehead       69    Chairman of the
                                Board,Director March, 1998   December, 1991

Thomas R. Bradley (1)     75    President and
                                Director       March, 1985    March, 1985

Jane Bradley (1)          75    Secretary/
                                Treasurer      December, 1991 N/A

John C. Kinard            65    Director       N/A            June, 1998

George H. Plewes          59    Director       N/A            May, 1995
________________________________________
(1)  The Bradley's are husband and wife

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

Mr. Whitehead has served as Chairman of the Board since March 1998. Mr. Whitehead is an investor and formerly served as the Chairman and Chief Executive Officer of Seven Seas Petroleum Inc., a publicly held company engaged in international oil and gas exploration from February 1995 to May 1997. From April 1987 through January 1995, Mr. Whitehead served as Chairman and Chief Executive Officer of Garnet Resources Corporation, a publicly held oil and gas exploration and development company.

Mr. Kinard has served as President of the Reumda Corporation, a private oil and gas exploration company, since 1967. From 1990 through December 1995, Mr. Kinard also served as President of Glen Petroleum, Inc., a private oil and gas exploration company. Mr. Kinard has also served as the Chairman of Envirosolutions UK Ltd., a private industrial wastewater treatment company since 1990.

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

                             Summary Compensation Table

                                         Annual Compensation
                                         ____________________________________
                                                               Long Term
                                               Other Annual    Compensation
Name & Principal Position    Year    Salary    Compensation(2) Optons/SARs
_________________________    ____  __________  _______________ ______________
Thomas R. Bradley            1998  $50,500     -0-             100,000
President (Chief Executive   1997  $36,000     -0-
Officer)                     1996  $36,000     -0-             200,000

                             Option Grants in Last Fiscal Year

The following table sets forth information regarding the grant of an option in the last fiscal year to the Company's only executive officer and employee.

Individual Grants

                    Number of
                    Securities
                    Underlying   Options Granted  Exercise or
                    Option       to Employees in  Base Price  Expiration
Name                Granted (1)  Fiscal Year      ($/Share)    Date
_________________________________________________________________________

Thomas R. Bradley   100,000          100%         1.3750       9/24/08


(1)	This option was granted pursuant to the Registrant's 1995 Stock Option
Plan. The exercise price of the option was equal to or greater than the fair market value of a share of the Registrant's Common Stock on the date of grant and may be paid in cash or by delivery of shares of Common Stock which have a fair market value on the date of exercise equal to the exercise price. The option is fully exercisable and will remain exercisable for a period of ten years and thirty days from the date of grant unless the optionee resigns, retires or dies, in which case the right to exercise the option is limited.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth option exercise activity in the last fiscal year and fiscal year-end option values with respect to the Registrant's only executive officer.

	                                                         Value of Unexercised
			                                 Number of Unexercised In-the-Money Options
                                    Options at FY-End (#) at FY-End ($)(1)
                                    _____________________ ____________________

           Shares
           Acquired on  Value
Name       Exercise (1) Realized($)  Exercis Unexercis    Exercis Unexercis

Thomas R
     Bradley   -           -         366,000    -           N/A      N/A

(1)	No value is set forth herein as the fair market value of a share of
Registrant's Common Stock at December 31, 1998 was less than the exercise price of the stock options.

Director's Fees

During the fiscal year ended December 31, 1998, the Registrant granted each director of the Corporation an option to purchase 100,000 shares of the Registrant's Common Stock at an exercise price of $1.3750 per share.
No director's fees were paid during the fiscal year ended December 31, 1998.



ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows certain information, as of March 31, 1999, concerning ownership of the Registrant's only class of outstanding securities, common stock, by each of the Registrant's directors, and executive officers, and by the Registrant's directors and executive officers as a group and by other persons known to the Registrant to beneficially own more than five percent thereof:

Name and Address             Amount and Nature
of Beneficial Owner        of Beneficial Ownership     Percent of Class
___________________        _______________________     ________________

Albert E. Whitehead        2,741,888 (2)                     19.8%
2440 S. Terwilleger Blvd.
Tulsa, OK  74114

George H. Plewes             366,666 (3)                      2.6%
The Regency
Margaret Suite
22 Cavendish Road
Pembroke HM19
Bermuda

Thomas R. Bradley            900,000 (4)                      6.4%
6617 South New Haven
Tulsa, OK  74136

John C. Kinard               411,331 (5)                      3.0%
240 Cook Street
Denver, CO  80206-0590

Directors and Executive Officers as a Group:

(4 persons)                4,419,865 (6)                     31.8%

Other Five Percent Owners:

Southwestern Gold
   Corporation             1,333,333 (7)                     9.6%
P. O. Box 10102
#1650-701 West Georgia Street
Vancouver, B.C.  V7Y 1C6
Canada
______________________________
(1) Except as set forth below, to the best of the Registrant's knowledge, each beneficial owner has sole voting power and sole investment power.  For each individual, the beneficial ownership information set forth above includes shares currently issuable upon exercise of outstanding stock options granted to such individuals.
(2) Includes 246,889 shares owned by Mr. Whitehead's spouse in which he disclaims any interest, and 100,000 shares issuable upon exercise of a vested stock option.
(3) Includes 100,000 shares issuable upon exercise of a vested stock option.
Does not include shares beneficially owned by Southwestern Gold Corporation, of which Mr. Plewes is the Chairman.
(4) Includes 366,666 shares issuable upon exercise of a vested stock option.
(5) Includes 150,000 shares owned by Mr. Kinard's spouse in which he disclaims interest and 100,000 shares issuable upon exercise of a vested stock option.
(6) Includes shares issuable upon exercise of a vested stock option.
(7) Shares are held by Southwestern Gold U.S.A., Inc., a wholly-owned subsidiary of Southwestern Gold Corporation.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit                                          Page(s) of this Form or
Number     Exhibit Description                   Report Previously Filed*
______     ___________________                   ________________________
3          Articles of Incorporation, as
           amended, and Bylaws

           (a) Articles of Incorporation         Form 10-QSB for quarter
               as amended                        ended September 30, 1995
                                                 as filed November 6, 1995

           (b) Bylaws as amended                 Form 10-QSB for quarter
                                                 ended March 31, 1998
                                                 as filed May 15, 1998

4          Instruments defining the rights of
           security holders including
           debentures

           (a) Excerpts from Articles of         Form 10-QSB for quarter
               Incorporation as amended          ended September 30, 1995
                                                 as filed November 6, 1995

           (b) Excerpts from Bylaws as           Form 10-QSB for quarter
               amended                           ended March 31, 1998
                                                 as filed May 15, 1998

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

           (j) Americomm Cheyenne River          Form 10-QSB for quarter
               Prospect Agreement by and         ended June 30, 1998
               among the Registrant, Fred        as filed August 12, 1998
               S. Jensen, Richard A. Bate,
               A. R. Briggs and Thomas L.
               Thompson

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

                                         AMERICOMM RESOURCES CORPORATION
                                         Registrant

April 14, 1999                           Thomas R. Bradley
DATE                                     THOMAS R. BRADLEY
                                         President and Chief Executive Officer
                                         (Principal Executive Officer) and
                                         Chief Financial Officer (Principal
                                         Financial and Accounting Officer)

In accordance with the Exchange Act this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

April 14, 1999                           Thomas R. Bradley
DATE                                     THOMAS R. BRADLEY, Director

April 14, 1999                           George H. Plewes
DATE                                     GEORGE H. PLEWES, Director

April 14, 1999                           A. E. Whitehead
DATE                                     A. E. WHITEHEAD, Director

April 14, 1999                           John C. Kinard
DATE                                     JOHN C. KINARD, Director