Form 10QSB
period 1999-03-31
AMERICOMM RESOURCES CORP
filed 1999-05-14
CIK 887396

UNITED STATES

                              SECURITIES AND EXCHANGE COMMISSION

                                   Washington, D.C. 20549

                                        FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended         March 31, 1999

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


                               PART I. - FINANCIAL INFORMATION

                               AMERICOMM RESOURCES CORPORATION

                                       BALANCE SHEET


(Amounts in thousands, except per share data)
                                                   March 31, 1999
                                                   ______________

ASSETS
Current assets
   Cash and cash equivalents                       $        7,014
   Prepaid expenses                                         3,244
                                                   ______________

Total Current Assets                                       10,258
                                                   ______________

Investments in prospects                                1,454,189
Property & equip. net of accum. dep. of $1,564             12,991
Deposits                                                    3,244
                                                   ______________

Total property & equipment                              1,470,424

TOTAL ASSETS                                       $    1,480,682
                                                   ______________

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities
   Notes payable - Related party                          105,000
   Payroll taxes payable                                      276
                                                   ______________

Total Current Liabilities                                 105,276
                                                   ______________

Stockholders' equity (deficiency)
   Common stock, $.001 par value;
     authorized 50,000,000 shares
     13,146,258 shares issued, of which                    13,879
     132 shares are held in Treasury
   Capital in excess of par value                       2,066,528
   Retained earnings                                     (663,318)
   Net income (loss)                                     ( 41,683)
                                                   ______________

Total Stockholders' Equity                              1,375,406

TOTAL LIABILITIES & EQUITY                         $    1,480,682

See accountants' report and accompanying notes to financial statements

                       AMERICOMM RESOURCES CORPORATION

                             STATEMENT OF INCOME

                            FOR THE THREE MONTHS

                        ENDED MARCH 31, 1999 AND 1998

(Amounts in thousands, except per share data)
                                  Three Months          Three Months
                                         Ended                 Ended
                                     March 31,             March 31,
                                          1999                  1998
                                  ____________          ____________
Revenues
   Interest income                $        155          $        764
                                  ____________          ____________

Total Income                               155                   764
                                  ____________          ____________

Costs and expenses
   General and administrative
     expenses                           41,838                14,514
   Interest expense                          0                   295
                                  ____________          ____________

Total Costs and Expenses                41,838                14,809
                                  ____________          ____________

Net Income (Loss)                 $    (41,683)         $    (14,045)

Net Income (Loss)
   per common share                          0                     0

Weighted average number of
   common shares outstanding        13,879,589            13,146,258

See accountants' report and accompanying notes to financial statements

                       AMERICOMM RESOURCES CORPORATION

                           STATEMENT OF CASH FLOWS

                            FOR THE THREE MONTHS

                        ENDED MARCH 31, 1999 AND 1998

(Amounts in thousands)
                                      Three Months          Three Months
                                             Ended                 Ended
                                         March 31,             March 31,
                                              1999                  1998
                                      ____________          ____________
Cash Flow From Operating Activities
  Operations
  Net income (loss)                   $    (41,683)         $    (14,045)
   Plus adjustments to reconcile
   net income to net cash flows
   from operating activities
   Depreciation expense                        525                     0
  Changes in operating assets
   and liabilities
   Accounts payable                              0               (11,492)
   Prepaid expenses                              0                  (350)
   Accruals                                 (2,408)                  558
                                       ___________          ____________
  Net cash provided (used)
   by operating activities                 (43,566)              (25,329)

Cash Flows From Investing Activities
  Cash payments for investments in
   prospects                              (128,645)             (245,081)
                                       ___________          ____________
  Net cash provided (used) by
   investing activities                   (128,645)             (245,081)
                                       ___________          ____________

Cash Flows From Financing Activities
  Proceeds from issuance of common
   stock                                         0               318,500
  Proceeds from note payable - related
   party                                   105,000                     0
  Repayment of note payable - related
   party                                         0                     0
                                      ____________          ____________
  Net cash provided (used) by
     financing activities                  105,000               318,500

Net Increase(Decrease) in Cash and
Cash Equivalents                           (67,211)               48,090

Cash and Cash Equivalents,
  beginning of year                         74,225               103,168
                                      ____________          ____________

Cash and Cash Equivalents,
  end of quarter                      $      7,014          $    151,258

See accountants' report and accompanying notes to financial statements

                       AMERICOMM RESOURCES CORPORATION

                        NOTES TO FINANCIAL STATEMENTS

                               MARCH 31, 1999

1.  Basis of Presentation

    In the opinion of management the accompanying unaudited financial statements contain all adjustments, all of which were of a normal recurring nature, necessary to summarize fairly the Registrant's financial position and results of operations. The results of operations for the three months ended March 31, 1999 may not be indicative of the results that may be expected for the year ending December 31, 1999. These statements should be read in conjunction with the financial statements and notes thereto included in the Registrant's Form 10-KSB for its fiscal year ended
December 31, 1998.

2.  Summary of Significant Accounting Policies

    Mining and oil and gas properties - The Company uses the successful efforts method of accounting for its mining and oil and gas activities. Costs incurred are deferred until exploration and completion results are evaluated. At such time, costs of activities with economically recoverable reserves are capitalized as proven properties, and costs of unsuccessful or uneconomical development work are expensed.

    Cash and cash equivalents - The Company defines cash and cash equivalents to be cash on hand, cash in checking accounts, certificates of deposit, cash in money market accounts and certain investments with maturities of three months or less from the date of purchase.

3.  Income Taxes

    As of December 31, 1998, the Company has tax net operating loss carryforwards totaling approximately $603,000. If not used, these carryforwards will expire in the years 2000 to 2013.


                       AMERICOMM RESOURCES CORPORATION

                              PLAN OF OPERATION


All statements other than statements of historical fact contained herein are forward-looking statements. The forward-looking statements were prepared on the basis of certain assumptions which relate, among other things, to costs expected to be incurred in the acquisition, exploration and development of the Company's properties. Even if the assumptions on which the projections are based prove accurate and appropriate, the actual results of the Company's operations in the future may vary widely from the financial projections due to unforseen engineering, mechanical or technological difficulties in drilling wells, general economic conditions, increased competition, changes in government regulation or intervention in the oil and gas or mining industries, and other risks described in the Company's filings with the Securities and Exchange Commission. Accordingly, the actual results of the Company's operations in the future may vary widely from the forward-looking statements included herein.

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

Mr. Whitehead has agreed to pay the Registrant's day-to-day operating expenses including, without limitation, the monthly office lease payments and the salary of the Registrant's secretary until the earlier to occur of receipt of additional capital by the Registrant or June 30, 1999. Amounts paid by Mr. Whitehead will be added to the principal of the AEW Note. The Registrant is actively seeking either a buyer for the Jessup property or an industry partner to finance the exploration of such property. In May 1999, the Registrant and the lessors of the Jessup Property agreed to extend the due date for the next annual lease payment for the Jessup Property to August 15, 1999. To maintain its interest in the Jessup Property, by July 15, 1999, the Registrant will be required to renegotiate the terms of its agreement with the lessors of the Jessup Property, locate a partner or a buyer for such property or raise additional capital to finance the annual rental payments. Given the current market for selling or financing mining properties, there can be no assurance that a transaction could be effected in the time required.

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

The Registrant has been actively engaged in discussions with numerous sources of additional financing for the Registrant and parties which may be interested in acquiring an interest in the Registrant's properties. In March 1999, the Registrant engaged Oak Creek Capital, Inc., on a non-exclusive basis, to assist the Registrant in locating an industry partner to participate in the Cheyenne River Prospect. If Oak Creek Capital, Inc. is successful in locating industry partners which invest in the prospect, the Registrant has agreed to pay Oak Creek a fee of 6% of the transaction amount. Although management believes the Registrant should be successful in raising the additional capital required to continue operations and/or locating industry partners to assist in the cost of the exploration of its properties, due to low prices for oil and gas and gold, the present environment for financing and oil and gas or mining operations is extremely difficult. There can be no assurance that the Registrant will be successful in entering into arrangements with others to pay the costs of exploring its properties or in raising the additional capital required to continue its operations.

The Registrant funded its operations during 1998 through amounts received from Echo Bay Exploration Inc. ("Echo Bay") a subsidiary of Echo Bay Mines LTD., Denver, Colorado pursuant to a Heads of Agreement covering exploration of its Churchill County, Nevada property (the "Jessup Property") and by borrowing from, and stock issuances to, directors of the Registrant. In September 1997, the Registrant borrowed $20,000 from the Albert E. Whitehead Living Trust pursuant to the terms of a 6% Convertible Note due September 23, 1998. In November 1997, Echo Bay elected to continue its work program during 1998 and paid an additional $100,000 to the Registrant. In March 1998, the Registrant raised an additional $275,000 through the issuance of 1,375,000 shares of Common Stock to Mr. Whitehead and agreed to use substantially all of the proceeds of this issuance to fund its acquisition of oil and gas leases on the Cheyenne River Prospect. On April 1, 1998, the Albert E. Whitehead Living Trust converted its note into shares of Common Stock of the Registrant at a purchase price of $0.15 per share.
In June 1998, Messrs. Whitehead and Plewes, directors of the Registrant purchased an aggregate of 533,332 shares of Common Stock upon exercise of previously issued stock options at an exercise price of $0.68 per share, which provided $362,499 in additional working capital to the Registrant.

Although Echo Bay stated that it was encouraged by the results of its exploration of the Jessup Property, in May 1998, Echo Bay elected to discontinue its exploration program and concentrate its exploration efforts in the United States on a limited number of projects. As Echo Bay terminated the joint venture agreement prior to earning its interest in the property, under the terms of the joint venture agreement, the Registrant retained its interest in the Jessup Property and the amounts previously paid by Echo Bay.

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

Year 2000 Issues

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


                         PART II - OTHER INFORMATION


Item #5  Other Information - NONE

Item #6  Exhibits and Reports on Form 8-K

         	a.  Exhibits

                    (1)  Promissory Note dated March 15, 1999 issued to Albert
                         E. Whitehead Living Trust.

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


                                      AMERICOMM RESOURCES CORPORATION
                                      Registrant

May 14, 1999                          Thomas R. Bradley
Date                                  Thomas R. Bradley
                                      President & CEO

May 14, 1999                          Thomas R. Bradley
Date                                  Thomas R. Bradley
                                      Principal Financial and Accounting
                                        Officer