Form 10QSB/A
period 1999-03-31
AMERICOMM RESOURCES CORP
filed 1999-05-19
CIK 887396

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

     Common Stock, $.001 Par Value - 13,879,589 shares as of March 31, 1998.


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
                                                   ______________

Stockholders' equity (deficiency)
   Common stock, $.001 par value;
     authorized 50,000,000 shares

     13,879,589 shares issued, of which                    13,879

     132 shares are held in Treasury
   Capital in excess of par value                       2,066,528
   Retained earnings                                     (663,318)
   Net income (loss)                                     ( 41,683)
                                                   ______________

Total Stockholders' Equity                              1,375,406

TOTAL LIABILITIES & EQUITY                         $    1,480,682

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