Form 10QSB
period 1999-06-30
AMERICOMM RESOURCES CORP
filed 1999-08-12
CIK 887396

UNITED STATES

                              SECURITIES AND EXCHANGE COMMISSION

                                   Washington, D.C. 20549

                                        FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended         June 30, 1999

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

     Common Stock, $.001 Par Value - 13,879,589 shares as of June 30, 1999.

                               PART I. - FINANCIAL INFORMATION

                               AMERICOMM RESOURCES CORPORATION

                                       BALANCE SHEET


(Amounts in thousands, except per share data)
                                                   June 30, 1999
                                                   ______________

ASSETS
Current assets
   Cash and cash equivalents                       $        1,007
   Prepaid expenses                                         3,244
                                                   ______________

Total Current Assets                                        4,251
                                                   ______________

Investments in prospects                                  975,304
Property & equip. net of accum. dep. of $1,564             12,466
Deposits                                                    3,244
                                                   ______________

Total property & equipment                                991,014

TOTAL ASSETS                                       $      995,265
                                                   ______________

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities
   Notes payable - Related party                          146,058
   Payroll taxes payable                                     (315)
                                                   ______________

Total Current Liabilities                                 145,743
                                                   ______________

Stockholders' equity (deficiency)
   Common stock, $.001 par value;
     authorized 50,000,000 shares
     13,879,589 shares issued, of which                    13,879
     132 shares are held in Treasury
   Capital in excess of par value                       2,066,528
   Retained earnings                                     (663,318)
   Net income (loss)                                     (567,567)
                                                   ______________

Total Stockholders' Equity                                849,522

TOTAL LIABILITIES & EQUITY                         $      995,265

See accountants' report and accompanying notes to financial statements

                       AMERICOMM RESOURCES CORPORATION

                             STATEMENT OF INCOME

                              FOR THE SIX MONTHS

                        ENDED June 30, 1999 AND 1998

(Amounts in thousands, except per share data)
                                    Six Months            Six Months
                                         Ended                 Ended
                                      June 30,              June 30,
                                          1999                  1998
                                  ____________          ____________
Revenues
   Interest income                $        155          $      1,966
   Disposal of assets                 (498,647)                    0
                                  ____________          ____________

Total Income                          (498,492)                1,966
                                  ____________          ____________

Costs and expenses
   General and administrative
     expenses                           69,075                40,721
   Interest expense                          0                   984
                                  ____________          ____________

Total Costs and Expenses                69,075                41,705
                                  ____________          ____________

Net Income (Loss)                 $   (567,567)         $    (39,739)

Net Income (Loss)
   per common share                          0                     0

Weighted average number of
   common shares outstanding        13,879,589            13,879,589

See accountants' report and accompanying notes to financial statements

                       AMERICOMM RESOURCES CORPORATION

                           STATEMENT OF CASH FLOWS

                             FOR THE SIX MONTHS

                        ENDED JUNE 30, 1999 AND 1998

(Amounts in thousands)
                                        Six Months            Six Months
                                             Ended                 Ended
                                          June 30,              June 30,
                                              1999                  1998
                                      ____________          ____________
Cash Flow From Operating Activities
  Operations
  Net income (loss)                   $   (567,567)         $    (39,739)
   Plus adjustments to reconcile
   net income to net cash flows
   from operating activities
   Depreciation expense                      1,050                     0
   Disposal of assets                      498,647
  Changes in operating assets
   and liabilities
   Accounts payable                              0               (11,492)
   Prepaid expenses                              0                  (350)
   Deposits                                      0                (3,244)
   Accruals                                 (3,000)                1,352
                                       ___________          ____________
  Net cash provided (used)
   by operating activities                 (70,870)              (53,473)

Cash Flows From Investing Activities
  Cash payments for investments in
   prospects                              (148,406)             (337,069)
                                       ___________          ____________
  Net cash provided (used) by
   investing activities                   (148,406)             (337,069)
                                       ___________          ____________

Cash Flows From Financing Activities
  Proceeds from issuance of common
   stock                                         0               680,999
  Proceeds from note payable - related
   party                                   146,058                     0
  Repayment of note payable - related
   party                                         0                     0
                                      ____________          ____________
  Net cash provided (used) by
     financing activities                  146,058               680,999

Net Increase(Decrease) in Cash and
Cash Equivalents                           (73,218)              290,457

Cash and Cash Equivalents,
  beginning of quarter                      74,225               103,168
                                      ____________          ____________

Cash and Cash Equivalents,
  end of quarter                      $      1,007          $    393,625

See accountants' report and accompanying notes to financial statements

                       AMERICOMM RESOURCES CORPORATION

                        NOTES TO FINANCIAL STATEMENTS

                               JUNE 30, 1999

1.  Basis of Presentation

    In the opinion of management the accompanying unaudited financial statements contain all adjustments, all of which were of a normal recurring nature, necessary to summarize fairly the Registrant's financial position and results of operations. The results of operations for the six months ended June 30, 1999 may not be indicative of the results that may be expected for the year ending December 31, 1999. These statements should be read in conjunction with the financial statements and notes thereto included in the Registrant's Form 10-KSB for its fiscal year ended
December 31, 1998.

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

As of December 31, 1998, the Registrant had approximately $74,000 in cash. In March 1999, the Registrant borrowed $105,000 from Albert E. Whitehead Living Trust pursuant to a promissory note due September 15, 1999 which bears interest at the rate of 10% per annum (the "AEW Note"). The proceeds of this loan were used to pay lease rentals on the Cheyenne River Prospect.

As of June 30, 1999, the Registrant had approximately $1,000 cash on hand, which amount is not sufficient to fund the Registrant's continued operations. In addition to the salaries of Mr. Bradley and his secretary, the Registrant's material commitments consist of office lease payments of $3,244 per month, which payments have been guaranteed by Mr. Whitehead, and lease rentals on the Cheyenne River Prospect of approximately $138,000 per year. Pending receipt of additional capital by the Registrant, Mr.
Bradley has agreed to suspend payment of his salary. In July the Registrant notified the lessors of 94 of the claims in its Jessup gold exploration property in Nevada, that it was canceling its Lease Agreement with them, thereby relieving the Registrant of any further lease payment obligations relating to these claims. In August 1999, the Registrant transferred its interest in the Verlee prospect to a third party by Quitclaim Deed in exchange for a 1% net smelter interest in that property. The Registrant plans to dispose of the remainder of its gold exploration properties and concentrate its activities on its Cheyenne River Prospect which consists of 102,000 acres of oil and gas exploration leases in the Powder River Basin in Wyoming. As a result of the cancellation of the leases on the Jessup Property and the transfer of its interests in the Verlee Prospect, the Registrant wrote off $498,646.65 of its assets as of June 30, 1999.

Mr. Whitehead has agreed to pay the Registrant's day-to-day operating expenses including, without limitation, the monthly office lease payments and the salary of the Registrant's secretary until the earlier to occur of receipt of additional capital by the Registrant or September 15, 1999. Amounts paid by Mr. Whitehead will be added to the principal of the AEW Note. If the Registrant is not successful in raising additional capital by September 15, 1999 or negotiating an extension of the commitment by Mr. Whitehead beyond September 15, 1999, the Registrant's continued operation would depend on its ability to sublet its office space, the continued cooperation and support of Messrs. Whitehead and Bradley and its ability to raise additional capital or locate an industry partner to pay the annual lease rentals on, and the costs of exploring, its Cheyenne River Prospect. Under the terms of the agreement governing the Cheyenne River Prospect, as amended, if the Registrant is unable to finance the cost of the first well on the Cheyenne River Prospect by December 1, 1999, the Registrant will be required to seek a buyer for the prospect. In such event, assuming the parties are successful in locating a buyer for the prospect, the Registrant would recover its costs in acquiring the prospect and would receive 50% of any profits from the sale of the prospect in excess of such costs. Given the present environment for selling oil and gas prospects, there can be no assurance that a sale could be effected on advantageous terms.

The Registrant has been actively engaged in discussions with numerous sources of additional financing for the Registrant and parties which may be interested in acquiring an interest in the Registrant's properties. In March 1999, the Registrant engaged Oak Creek Capital, Inc., on a non-exclusive basis, to assist the Registrant in locating an industry partner to participate in the Cheyenne River Prospect. If Oak Creek Capital, Inc. is successful in locating industry partners which invest in the prospect, the Registrant has agreed to pay Oak Creek a fee of 6% of the transaction amount. Although management believes the Registrant should be successful in raising the additional capital required to continue operations and/or locating industry partners to assist in the cost of the exploration of its properties, the present environment for financing oil and gas operations is extremely difficult. There can be no assurance that the Registrant will be successful in entering into arrangements with others to pay the costs of exploring its properties or in raising the additional capital required to continue its operations.

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

Exploration for oil and gas, is highly speculative and involves greater risks than many other businesses. Oil and gas drilling and development is frequently marked by unprofitable efforts, not only from unproductive prospects, but also from producing prospects which do not produce sufficient amounts to return a profit on the amount expended. Accordingly, there can be no assurance that the Registrant will be able to discover, develop or produce sufficient reserves to recover the expenses incurred in connection with the exploration of its properties, to fund additional exploration or to achieve profitability.

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


                                      AMERICOMM RESOURCES CORPORATION
                                      Registrant

August 12, 1999                       Thomas R. Bradley
Date                                  Thomas R. Bradley
                                      President & CEO

August 12, 1999                       Thomas R. Bradley
Date                                  Thomas R. Bradley
                                      Principal Financial and Accounting
                                        Officer