Form 10QSB
period 1999-09-30
AMERICOMM RESOURCES CORP
filed 1999-11-15
CIK 887396

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                             Form 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF1934

For the quarterly period ended           SEPTEMBER 30, 1999

Commission file number         0-20193

                    AMERICOMM RESOURCES CORPORATION
   (Exact name of small business issuer as specified in its charter)

            DELAWARE                             73-1238709
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization                Identification No.)

15 E. 5TH STREET, SUITE 4000, TULSA, OK          74103-4346
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code:  (918) 587-8093

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                    		[X] Yes	[  ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $.001 Par Value - 14,212,923 shares as of September 30, 1999.

                    AMERICOMM RESOURCES CORPORATION

                        INDEX TO FORM 10-QSB


                     PART 1 - FINANCIAL INFORMATION

     Balance Sheet at September 30, 1999  (Unaudited)

     Statement of Income for the three months and nine months ended
        September 30, 1999 and September 30, 1998 (Unaudited)

     Statement of Cash Flows for the three months and nine months ended September 30, 1999 and September 30, 1998 (Unaudited)

     Notes to Financial Statements

     Plan of Operation

                    PART II - OTHER INFORMATION

     Changes in Securities

     Other Information

     Exhibits and Reports on Form 8-K

     Signatures

                    PART I  - FINANCIAL INFORMATION

                    AMERICOMM RESOURCES CORPORATION

                              BALANCE SHEET

(Amounts in thousands, except per share data)
                                                 SEPTEMBER 30, 1999
                                                 __________________
ASSETS
Current assets
     Cash and cash equivalents                   $           94,164
     Prepaid expenses                                         3,244
                                                 __________________

Total Current Assets                                         97,408
                                                 __________________

Investments in prospects                                    689,383
Property & equip. net of accum. Dep. Of $2,614               11,942
Deposits                                                      3,244
                                                 __________________

Total property & equipment                                  704,569

TOTAL ASSETS                                     $          801,977
                                                 __________________

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities
     Notes payable - Related party                          171,831
     Accrued Payroll & Payroll Tax                           37,902
     Payroll taxes payable                                        1
                                                 __________________

Total current liabilities                                   209,734

Stockholder's equity (deficiency)
     Common stock, $.001 par value;
       Authorized 50,000,000 shares
       14,212,923 shares issued, of which
       132 shares are held in Treasury                     14,205
     Capital in excess of par value                      2,166,203
     Retained earnings                                    (663,318)
     Net income (loss)                                    (924,847)
                                                 _________________

Total Stockholhers' Equity                                 592,243

TOTAL LIABILITIES & EQUITY                       $         801,977
                                                 _________________

See accountants' report and accompanying notes to financial statements.

                    AMERICOMM RESOURCES CORPORATION

                         STATEMENT OF INCOME

                         FOR THE NINE MONTHS

                   ENDED SEPTEMBER 30, 1999 AND 1998

(Amounts in thousands, except per share data)
                             Nine Months           Nine Months
                                   Ended                 Ended
                           September 30,         September 30,
                                    1999                  1998
                           _____________         _____________
Revenues
     Income                $           0         $           0
                           _____________         _____________

Total Income                           0                     0
                           _____________         _____________

Costs and expenses
     General & administrative
       Expenses                  131,834               102,384
                           _____________         _____________

Total costs and expenses         131,834               102,384
                           _____________         _____________

Other (income) & expenses
     Interest income                 (98)               (5,483)
     Interest expense                  0                   985
     Disposal of assets          793,266                     0
                           _____________         _____________

Total other (income) &
     expenses                    793,013                (4,498)
                           _____________         _____________

Net Income (Loss)          $    (924,847)        $     (97,886)

Net Income (Loss)
  per common share         $           0         $           0

Weighted average number
  Of common shares
  Outstanding                 14,212,923             13,879,589

See accountants' report and accompanying notes to financial statements.

                    AMERICOMM RESOURCES CORPORATION

                       STATEMENT OF CASH FLOWS

                         FOR THE NINE MONTHS

                   ENDED SEPTEMBER 30, 1999 AND 1998

(Amounts in thousands)
                               Nine Months         Nine Months
                                     Ended               Ended
                             September 30,       September 30,
1999 1998
                             _____________       _____________
Cash Flow From Operating Activities
  Operations
  Net income (loss)          $    (924,847)      $     (97,886)
    Adjustments to reconcile
    Net loss to net cash
    provided by operating
    activities
    Depreciation expense             1,575               2,183
    Disposal of assets             793,266                   0
Changes in operating assets
  and liabilities
  Accounts payable                       0             (11,492)
  Prepaid expenses                       0                (350)
  Deposits                               0              (3,244)
  Accrued Payroll & Payroll Tax     37,902                   0
  Accruals                          (2,683)                556
                             _____________       _____________
Net cash provided (used)
  by operating activities          (94,787)           (110,233)
                             _____________       _____________

Cash Flows From Investing
  Activities
  Cash payments for investments
    In prospects                  (157,105)           (451,188)
  Cash payments for furniture
    & fixtures                           0             (14,555)
                             _____________       _____________

Net cash provided (used)
  By investing activities         (157,105)           (465,743)
                             _____________       _____________

Cash Flows From Financing Activities
  Proceeds from issuance of
    common stock                   100,000             680,999
  Proceeds from note payable
    related party                  171,831                   0
                             _____________       _____________

Net cash provided (used)
  by financing activities          271,831             680,999
                             _____________       _____________

Net Increase (Decrease) In
  Cash & Cash Equivalents           19,939             105,023

Cash and Cash Equivalents
  beginning of quarter               74,225            103,168
                             ______________      _____________

Cash and Cash Equivalents
  end of quarter             $       94,164      $     208,191

See accountants' report and accompanying notes to financial statements.

                  AMERICOMM RESOURCES CORPORATION

                   NOTES TO FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION:

In the opinion of management the accompanying unaudited financial statements contain all adjustments, all of which were of a normal recurring nature, necessary to summarize fairly the Registrant's financial position and results of operations. The results of operations for the nine months ended September 30, 1999 may not be indicative of the results that may be expected for the year ending December 31, 1999. These statements should be read in conjunction with the financial statements and notes thereto included in the Registrant's Form 10-KSB for its fiscal year ended December 31, 1998.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

3.	INCOME TAXES:

As of December 31, 1998, the Company has tax net operating loss carryforwards totaling approximately $603,000. If not used, these carryforwards will expire in the years 2000 to 2013.

                       AMERICOMM RESOURCES CORPORATION
                             PLAN OF OPERATION

All statements other than statements of historical fact contained herein are forward-looking statements. The forward-looking statements were prepared on the basis of certain assumptions which relate, among other things, to costs expected to be incurred in the acquisition, exploration and development of the Company's properties. Even if the assumptions on which the projections are based prove accurate and appropriate, the actual results of the Company's operations in the future may vary widely from the financial projections due to unforeseen engineering, mechanical or technological difficulties in drilling wells, general economic conditions, increased competition, changes in government regulation or intervention in the oil and gas or mining industries, and other risks described in the Company's filings with the Securities and Exchange Commission. Accordingly, the actual results of the Company's operations in the future may vary widely from the forward-looking statements included herein.

As of December 31, 1998, the Registrant had approximately $74,000 in cash. In March 1999, the Registrant borrowed $105,000 from Albert E. Whitehead Living Trust pursuant to a promissory note due March 15, 2000 which bears interest at the rate of 10% per annum (the "AEW Note"). The proceeds of this loan were used to pay lease rentals on the Cheyenne River Prospect.
Mr. Whitehead also paid the Registrant's day-to-day operating expenses from April through September 1999 including, without limitation, the monthly office lease payments and the salary of the Registrant's secretary. Amounts paid by Mr. Whitehead were added to the principal of the AEW Note which was $171,831.00 as of September 30, 1999. In September 1999 the Registrant received $100,000 in new working capital through a private placement, under
Section 4(2) of the Securities Act of 1933, of 333,333 shares of its Common Stock to one accredited investor.

As of September 30, 1999, the Registrant had approximately $94,166 cash on hand, which amount is expected to be sufficient to fund the Registrant's operating expenses for six months. In addition to the salaries of Mr. Bradley and his secretary, the Registrant's'material commitments consist of office lease payments of $3,244 per month, which payments have been guaranteed by Mr. Whitehead, and lease rental payments on the Cheyenne River Prospect of approximately $138,000 per year which are do in March 2000. Pending receipt of additional capital by the Registrant, Mr. Bradley has agreed to suspend payment of his salary. The Company has recorded an accrued liability of $37,902.00 as of September 30, 1999 which reflects the amount of such suspended payments as of such date.

If the Registrant is not successful raising additional capital by March 15, 2000 the Registrant's continued operation would depend on its ability to sublet its office space, the continued cooperation and support of Messrs. Whitehead and Bradley and its ability to raise additional capital or locate an industry partner to pay the annual lease rentals on, and the costs of exploring its Cheyenne River Prospect. Under the terms of the agreement governing the Cheyenne River Prospect, as amended, if the Registrant is unable to finance the cost of the first well on the Cheyenne River Prospect by May 15, 2000, the Registrant will be required to seek a buyer for the prospect. In such event, assuming the parties are successful in locating a buyer for the prospect, the Registrant would recover its costs in acquiring the prospect and would receive 50% of any profits from the sale of the prospect in excess of such costs. Given the present environment for selling oil and gas prospects, there can be no assurance that a sale could be effected on advantageous terms.

The Registrant has been actively engaged in discussions with numerous sources of additional financing for the Registrant and parties which may be interested in acquiring an interest in the Registrant's properties.
In March 1999, the Registrant engaged Oak Creek Capital, Inc., on a non-exclusive basis, to assist the Registrant in locating an industry partner to participate in the Cheyenne River Prospect. This engagement has since expired. There can be no assurance that the Registrant will be successful in locating industry partners to pay the costs of exploring its properties or in raising the additional capital required to continue its operations.

In July the Registrant notified the lessors of 94 of the claims in its Jessup gold exploration property in Nevada that it was canceling its Lease Agreement with them. In August 1999, the Registrant transferred its interest in the Verlee and Pancake Summit properties in Nevada to third parties by quitclaim deed in exchange for a 1% net smelter interest in those properties. In August the Registrant dropped the remainder of its gold exploration properties and will concentrate its activities on its Cheyenne River Prospect which consists of 102,000 acres of oil and gas exploration leases in the Powder River Basin in Wyoming. As a result of the cancellation of the leases on the Jessup Property and the transfer of its interests in the Verlee and Pancake Summit Prospects and dropping its other gold exploration properties, the Registrant wrote off $793,266.37 of its assets as of September 30, 1999.

The Registrant funded its operations during 1998 through amounts received from Echo Bay Exploration Inc. ("Echo Bay") a subsidiary of Echo Bay Mines LTD., Denver, Colorado pursuant to a Heads of Agreement covering exploration of its Churchill County, Nevada property (the "Jessup Property") and by borrowing from, and stock issuances to, directors of the Registrant. In September 1997, the Registrant borrowed $20,000 from the Albert E. Whitehead Living Trust pursuant to the terms of a 6% Convertible Note due September 23, 1998. In November 1997, Echo Bay elected to continue its work program during 1998 and paid an additional $100,000 to the Registrant. In March 1998, the Registrant raised an additional $275,000 through the issuance of 1,375,000 shares of Common Stock to Mr. Whitehead and agreed to use substantially all of the proceeds of this issuance to fund its acquisition of oil and gas leases on the Cheyenne River Prospect. On April 1, 1998, the Albert E. Whitehead Living Trust converted its note into shares of Common Stock of the Registrant at a purchase price of $0.15 per share. In June 1998, Messrs. Whitehead and Plewes, directors of the Registrant purchased an aggregate of 533,332 shares of Common Stock upon exercise of previously issued stock options at an exercise price of $0.68 per share, which provided $362,499 in additional working capital to the Registrant. The shares of Common Stock and the 6% Convertible Note described above were issued in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933. The shares of Common Stock issued upon conversion of the 6% Convertible Note were issued in reliance upon Section 3(a)(9) of the Securities Act of 1933.

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

                      PART II.		OTHER INFORMATION

Item #2   Changes in Securities

          Information relating to recent sales of securities that were not registered under the Securities Act of 1933 is set forth in Part I, Item 2. Plan of Operation and is incorporated herein by reference.

Item #5   Other Information -	NONE

Item #6   Exhibits and Reports on Form 8-K

         (a)	Exhibits

             (1) Promissory note dated March 15, 1999 issued to Albert E.
                 Whitehead Living Trust.   Filed herewith

             (2) Subscription Agreement dated June 20, 1999 between
                 Americomm Resources Corporation and Louis Marx, Jr.
                                           Filed herewith

        (b)  Reports on Form 8-K.  The Registrant has not filed, during
             the quarter for	which this report is filed, a Form 8-K.

        (c)  27-Financial Data Schedule

                     AMERICOMM RESOURCES CORPORATION

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         AMERICOMM RESOURCES CORPORATION
                                         Registrant

November 15, 1999                        Thomas R. Bradley
                                         Thomas R. Bradley, President/CEO

November 15, 1999                        Thomas R. Bradley
                                         Thomas R. Bradley
                                         Principal Financial and Accounting
                                           Officer