Form 10KSB
period 1999-12-31
AMERICOMM RESOURCES CORP
filed 2000-04-13
CIK 887396

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

(Mark One)
[X]  Annual report under section 13 or 15(d) of the Securities Act of 1934
     for the fiscal year ended         December 31, 1999.
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

State issuer's revenues for its most recent fiscal year $890.
The aggregate market value of the voting stock held by non-affiliates on March 20, 2000 was approximately $3,707,596. On such date, the average bid price for the Registrant's Common Stock was $0.40625 per share.

State the number of shares outstanding of each of the issuer's classes of
common equity, as of March 20, 2000.      14,212,923

Documents incorporated by reference:  NONE
Transitional Small Business Disclosure Format:
                 YES [ ]                 NO  [X]

                                  PART I
ITEM 1. BUSINESS

Background

Americomm Resources Corporation, a Delaware corporation (the "Registrant" or the "Company"), was incorporated in the state of Utah in August 1983 under the name Chambers Energy Corporation and reincorporated in Delaware in March 1985 under the name Americomm Corporation. The corporate name was changed to Americomm Resources Corporation in July 1995 and a one-for-three reverse stock split of the Company's Common Stock was effected in June 1996. All per share numbers set forth in this Form 10-KSB have been adjusted to reflect such reverse stock split.
The Registrant has no subsidiaries. The Registrant operates from leased office space at 15 East 5th Street, Suite 4000, Tulsa, Oklahoma 74103-4346 with the telephone number shown on the front of this report.

The Registrant has no income producing properties and its principal asset is substantially unexplored. The Registrant will be required to raise additional capital through debt or equity offerings, encumbering properties or entering into arrangements whereby certain costs of exploration will be paid by others to earn an interest in the property to continue its operations and to finance the costs of exploring its properties, including the Cheyenne River Prospect described below. The present environment for financing the ongoing obligations of an exploration business is uncertain. There can be no assurance that the additional debt or equity financing necessary to fund the Registrant's operations will be available on economically acceptable terms. The Registrant is currently seeking an industry partner to explore its Cheyenne River Prospect. If a transaction with respect to this property is not consummated, and additional capital is not available, the Registrant will be required to renegotiate its exploration agreements to maintain its interest therein or seek a buyer for the prospect. See "Plan of Operations".

Forward-Looking Information. All statements, other than statements of historical fact contained in this Form 10-KSB, including statements in "Plan of Operation", "Business", and "Properties" are forward-looking statements. Forward-looking statements generally are accompanied by words such as "anticipate", "believe", "estimate", "expect", "potential",
"project" or similar statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct. Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements include the need for additional capital, the costs expected to be incurred in the exploration and development of the Registrant's properties, unforeseen engineering, mechanical or technological difficulties in drilling wells, uncertainty of exploration results, operating hazards, competition from other mining and natural resource companies, the fluctuations of prices for oil and gas, the effects of governmental and environmental regulation and general economic conditions. All forward-looking statements in this Form 10-KSB are expressly qualified in their entirety by the cautionary statements in this paragraph.

Business Developments over the past three years.

OIL AND GAS PROSPECT. In March 1998, the Registrant paid $234,500 to cover the initial expenses of acquiring leases relating to an oil and gas prospect in the State of Wyoming (the "Cheyenne River Prospect"). The Registrant also issued an aggregate of 566,000 shares of Common Stock and agreed to grant overriding royalty interests to five individuals as consideration for services performed and to be performed in connection with the acquisition and exploration of the Cheyenne River Prospect. As of the date of this report the parties to the agreement have obtained approximately 102,000 acres of oil and gas leases covering the prospect.

The Registrant has no income producing property and its principal asset, the Cheyenne River Prospect, is substantially unexplored. The Registrant believes the exploration and development of the Cheyenne River Prospect will require substantial amounts of additional capital which may be raised through debt or equity offerings, encumbering properties or entering into arrangements whereby certain costs of exploration will be paid by others to earn an interest in the prospect. During 1999, the Registrant was actively engaged in discussions with numerous sources of additional financing for the Company and with parties which may be interested in acquiring an interest in the Cheyenne River Prospect. The Registrant also engaged Oak Creek Capital, Inc., on a non-exclusive basis, to assist the Company in locating an industry partner or in completing a financing. Given the current environment for financing oil and gas exploration, there can be no assurance that the Registrant will be able to raise the additional capital required, or to enter into arrangements with industry partners, to explore the Cheyenne River Prospect.

Under the original terms of the Company's agreements relating to the Cheyenne River Prospect, the Registrant was required to drill the first well on the property within six months after December 1, 1998, the date on which it acquired 100,000 acres of oil and gas leases with respect to the Cheyenne River Prospect. The Registrant's joint venture partners agreed to extend the time period for the drilling of the first exploratory well to August 15, 2000.If the Registrant is unable to drill the first well on the Cheyenne River Prospect within such time period, under the terms of its agreements, the Registrant will be required to seek a buyer for the prospect or seek a further extension. If the Registrant is required to, and is successful in locating a buyer for the prospect, the Registrant would recover its costs in acquiring the prospect and would receive 50% of any profits from the sale of the prospect in excess of such costs.
If the Registrant is required to seek a buyer for the property, there can be no assurance that the Registrant would be successful in locating a buyer for the prospect on advantageous terms.

Risks Inherent in Oil and Gas Exploration. Exploration for oil and gas is highly speculative and involves greater risks than many other businesses. The odds against discovering commercially exploitable hydrocarbons are substantial. The Registrant may be required to perform, in some cases, expensive geological and/or seismic surveys with respect to its properties and even if the results of such surveys are favorable, only subsequent drilling at substantial costs can determine whether commercial development of the properties is feasible. Oil and gas drilling is frequently marked by unprofitable efforts, not only from unproductive prospects, but also from productive prospects which do not produce sufficient amounts to return a profit on the amount expended. To test its Cheyenne River Prospect, the Registrant plans to utilize horizontal drilling, a technology which can drill underbalanced wells horizontally thousands of feet into fractured reservoirs. The Registrant believes horizontal drilling, while more costly than conventional drilling methods, could yield substantial and economic reserves. However, there can be no assurance that the Registrant will be able to discover, develop or produce sufficient reserves to recover the expenses incurred in connection with the exploration of its Cheyenne River Prospect and achieve profitability.

The Registrant's operations are subject to the substantial operating hazards and risks normally incident to exploring for and developing oil and gas, such as encountering unusual or unexpected formations, interruptions due to adverse weather conditions, unforeseen technical difficulties and equipment breakdowns. The Registrant's oil and gas properties are subject to all the risks normally incident to drilling for and producing oil and gas, including blowouts, cratering and fires. These risks could result in damage to or loss of life and property. Prior to commencement of drilling the Registrant intends to obtain insurance coverage which is customary for companies engaged in similar operations. However, the Registrant may not be fully insured against all possible risks.

GOLD MINING PROSPECTS. Over the past seven years, the Registrant acquired interests in, and conducted surface geology, mapping, sampling and staking of claims on, six gold mining prospects. In or before August 1999 the Registrant relinquished its interest in all of its gold mining prospects, but Retained a 1% net smelter interest in two of the properties by quitclaim deed to third parties.

For a more particular description of the properties held by the Registrant, see "Item 2. PROPERTIES".

Competition

The oil and gas business is extremely competitive. The Registrant must compete with many long-established companies with greater financial resources and technical capabilities. The Registrant is not a significant participant in the oil and gas industry.

Markets; Price Volatility

The market price of oil and gas is volatile, subject to speculative movement and depends upon numerous factors beyond the control of the Registrant, including expectations regarding inflation, global and regional demand, political and economic conditions and production costs. The Registrant's future profitability will depend substantially upon the prevailing prices for oil and gas. The market price for oil and gas during the latter part of 1998 and the early part of 1999 was significantly lower than the current price. If the market price for oil and gas is significantly depressed in the future, it could have a material adverse effect on the Registrant's ability to raise the additional capital necessary to finance its operations and to explore the Cheyenne River Prospect. Lower oil and gas prices may also reduce the amount of oil and gas, if any, that can be produced economically from the Registrant's properties.

Regulation

The oil and gas industry is subject to extensive federal, state and local laws and regulations governing the production, transportation and sale of hydrocarbons as well as the taxation of income resulting therefrom. Legislation effecting the oil and gas industry is under constant review for amendment or expansion, frequently increasing the regulatory burden. Numerous departments and agencies, both federal and state, are authorized by statute to issue, and have issued, rules and regulations applicable to the oil and gas industry that are often difficult and costly to comply with and that may carry substantial penalties for failure to comply. The regulations also generally specify, among other things, the extent to which acreage may be acquired or relinquished, permits necessary for drilling of wells, spacing of wells, measures required for preventing waste of oil and gas resources and, in some cases, rates of production. The heavy and increasing regulatory burdens on the oil and gas industry increase the costs of doing business and, consequently affect profitability.

A substantial portion of the leases which constitute the Cheyenne River Prospect are granted by the federal government and administered by the Bureau of Land Management ("BLM") and the Minerals Management Service
("MMS") of the U.S. Department of the Interior, both of which are federal agencies. Such leases are issued through competitive bidding, contain relatively standardized terms and require compliance with detailed BLM and MMS regulations and orders (which are subject to change by the BLM and the MMS). Leases are also accompanied by stipulations imposing restrictions on surface use and operations. Operations to be conducted by the Company on federal oil and gas leases must comply with numerous regulatory restrictions, including various nondiscrimination statutes. Federal leases also generally require a complete environmental impact assessment prior to the authorization of an exploration or development plan.

The Registrant's oil and gas properties and operations are subject to numerous federal, state and local laws and regulations relating to environmental protection. These laws govern, among other things, the amounts and types of substances and materials that may be released into the environment, the issuance of permits in connection with exploration, drilling and production activities, the release of emissions into the atmosphere, the discharge and disposition of generated waste materials, the reclamation and abandonment of wells and facility sites and the remediation of contaminated sites. These laws and regulations may impose substantial liabilities for the Company's failure to comply with them or for any contamination resulting from the Company's operations.
In addition, the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "Superfund" law, imposes liability on certain classes of persons that are considered responsible for the release of a "hazardous substance" into the environment, without regard to fault or to the legality of the original conduct.
The persons include the owner or operator of the disposal site where the release occurred and companies that disposed or arranged for the disposal of hazardous substances found at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the damages to natural resources, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury, property damage and recovery of response costs allegedly caused by the hazardous substances released into the environment. The Federal Resource Conservation and Recovery Act and comparable state statues regulate the storage, treatment and disposal of wastes, including hazardous wastes.

Although the Registrant is not aware of any circumstances which would cause the Registrant to be in violation of any regulation, if the Registrant engages in the exploration of its oil and gas, substantial costs are expected to be required to comply with applicable regulations and costs and delays associated with such compliance could materially affect the economics of a given project, cause material changes or delays in the Registrant's intended activities or inhibit the development of an oil or gas property. The effect of any future regulation on the Registrant's operations cannot be determined at this time, although any increase in the cost of the Registrant's operations as a result of future regulations could have a material adverse impact on the Registrant.

Title to Properties

The Registrant's properties consist of oil and gas lease prospects on federal, state and fee land in the Powder River Basin of Wyoming. Registrant's leases are predominately federal leases bearing 10 year terms. The balance are state and fee leases with 5 year terms.

Employees

The Registrant presently has three officers, (1) Mr. Albert E. Whitehead, Chairman of the Board and Chief Executive Officer who devotes a substantial part of his working time to the affairs of the Registrant,
(2) Mr. Thomas R. Bradley, its President, who devotes all of his working time to the affairs of the Registrant, and (3) Mrs. Jane Bradley, Mr. Bradley's wife, who serves as corporate Secretary and Treasurer of the Registrant, is not compensated for so serving, has no active role and devotes a de minimis amount of time to the Registrant's affairs. The Registrant has two employees, its President and a secretary.

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

ITEM 2. PROPERTIES

Cheyenne River Prospect
Powder River Basin, Wyoming

The Cheyenne River Prospect consists of approximately 102,000 acres of federal, state and fee leases within Campbell, Converse, Niobrara and Weston Counties in Wyoming. The Cheyenne River Prospect consists of gently rolling ranch land with a substantial network of ranch roads which permit easy access. The prospect is located in a mature producing area with an established pipeline and service network.

Numerous wells were drilled within the project area in the 1970's with initial potential flowing rates in the range of 200 to 1,500 barrels of oil per day. Management believes that these wells may identify a fractured reservoir with the potential for significant oil and gas production. Management seeks to employ horizontal drilling technology to test the reservoir. Horizontal drilling technology has been used successfully to develop fractured oil bearing formations worldwide. The Registrant is seeking an industry partner to drill a test well on the prospect, using this new technology, to earn an interest in the project.

ITEM 3. LEGAL PROCEEDINGS

The Registrant is not a party to any pending or threatened legal actions.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

                                       PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

The Registrant's Common Stock was listed for trading effective December 21, 1992 by the OTC Bulletin Board and the National Quotation Bureau
"Pink Sheets". The Registrant's trading symbol for the OTC Bulletin Board is "AREC". At the close of business on December 31, 1999, the holders of record of the Registrant's Common Stock numbered 160. High and low bid prices for the Registrant's Common Stock for each quarter within the fiscal years ending December 31, 1999 and 1998 as reported by the OTC Bulletin Board and as adjusted to reflect a one-for-three reverse split of the Registrant's Common Stock which was effective June 27, 1996 were as follows:

                                         LOW BID         HIGH BID
Quarter Ended March 31, 1998             0.0700          1.3000
Quarter Ended June 30, 1998              0.6875          1.0625
Quarter Ended September 30, 1998         0.4375          1.40625
Quarter Ended December 31, 1998          0.2813          0.6875
Quarter Ended March 31, 1999             0.2500          0.3750
Quarter Ended June 30, 1999              0.2500          0.3125
Quarter Ended September 30, 1999         0.2500          0.6563
Quarter Ended December 31, 1999          0.2812          0.6875

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

ITEM 6. PLAN OF OPERATION

As of April 4, 2000, the Registrant had approximately $204,500 cash on hand, which amount includes the proceeds of a $200,000 private placement of its common stock which was effected on April 4, 2000. The Registrant expects that its cash on hand will be sufficient to fund its operations for 12 months. The Registrant's material commitments consist of annual lease payments on the Cheyenne River Prospect of approximately $138,000, of which $104,000 were paid in March 2000 with the proceeds of a loan described below. Additional commitments consist of office lease payments of $3,400 per month, which payments have been guaranteed by Mr. Whitehead and the salary of one secretary. In January 2000 the Registrant sublet a portion of its office space at $1,000.00 per month. Mr. Whitehead serves as an executive officer of the Registrant without compensation. Pending receipt of additional capital by the Registrant, Mr. Bradley suspended his salary during 1999 and, effective January 1, 2000, agreed to serve as an executive officer without compensation. The Registrant has a recorded an accrued liability of $56,027.00 as of December 31, 1999 which represents the amount of Mr. Bradley's suspended salary payments during 1999.

The Registrant has funded its operations in 1999 from the proceeds of a $100,000 private placement of shares of its common stock to one accredited investor and by borrowing from the Albert E. Whitehead Living Trust (the "AEW Trust"). In March 1999, the Registrant borrowed $105,000 from Albert
E. Whitehead Living Trust pursuant to a promissory note due March 15, 2000 which bears interest at the rate of 10% per annum (the "AEW Note"). The proceeds of this loan were used to pay lease rentals on the Cheyenne River Prospect. The AEW Trust also paid the Registrant's day-to-day operating expenses from April through September 1999 including, without limitation, the monthly office lease payments and the salary of the Registrant's secretary. Amounts paid by Mr. Whitehead were added to the principal of the AEW Note which was $172,754.00 as of December 31, 1999 and $185,508 as of March 15, 2000. On March 15, 2000, the Registrant issued a convertible promissory note due March 15, 2001 in the principal amount of $295,508 to the AEW Trust, which note bears interest at the rate of 10% per annum and is convertible into shares of the Registrant's common stock at the price of $0.4370 per share, which reprsented the market price of the Registrant's common stock on such date. The convertible note was issued to the AEW Trust in consideration of the surrender of the original AEW Note and the advancement of an additional $110,000 to the Registrant by the AEW Trust. The proceeds of this additional loan were used to pay lease rentals on the Cheyenne River Prospect.

On April 4, 2000, the Registrant sold 666,666 shares of its Common Stock at a purchase price of $200,000 to one accredited investor in a private placement under Section 4(2) of the Securities Act. The Registrant intends to use the proceeds of this offering for working capital purposes. The Registrant has been actively engaged in discussions with numerous sources of additional financing for the Registrant and parties which may be interested in acquiring an interest in the Registrant's properties. In March 1999, the Registrant engaged Oak Creek Capital, Inc., on a non-exclusive basis, for 120 days, to assist the Registrant in locating an industry partner to participate in the Cheyenne River Prospect.
This engagement expired and was renewed for an additional 120 day period January 2000. There can be no assurance that the Registrant will be successful in locating industry partners to pay the costs of exploring it properties or in raising the additional capital required to continue its operations.

If the Registrant is not successful in raising additional capital, the Registrant's continued operations would depend on the continued cooperation and support of Messrs. Whitehead and Bradley and its ability to raise additional capital or locate an industry partner to pay the annual lease rentals on, and the costs of exploring its Cheyenne River Prospect. Under the terms of the agreement governing the Cheyenne River Prospect, as amended, if the Registrant is unable to finance the cost of the first well on the Cheyenne River Prospect by August 15, 2000, the Registrant will be required to obtain an additional extension of this date or to seek a buyer for the prospect. In such event, assuming the parties are successful in locating a buyer for the prospect, the Registrant would recover its costs in acquiring the prospect and would receive
50% of any profits from the sale of the prospect in excess of such costs. Given the present environment for selling oil and gas prospects, there can be no assurance that a sale could be effected on advantageous terms.

In July the Registrant notified the lessors of 94 of the claims in its Jessup gold exploration property in Nevada, that it was canceling its lease agreement with them. In August 1999, the Registrant transferred its interest in the Verlee and Pancake Summit properties in Nevada to third parties by quitclaim deed in exchange for a 1% net smelter interest in those properties. In August the Registrant relinquised the remainder of its gold exploration properties to concentrate its activities on its Cheyenne River Prospect. As a result of the cancellation of the leases on the Registrant's gold exploration property located in Churchill County, Nevada (the "Jessup Property"), the transfer of its interests in the Verlee and Pancake Summit Prospects and the decision to relinquish its other gold exploration properties, the Registrant wrote off $793,266.37 of its assets as of September 30, 1999.

The Registrant funded its operations during 1998 through amounts received from Echo Bay Exploration Inc. ("Echo Bay") a subsidiary of Echo Bay Mines LTD., Denver, Colorado pursuant to a Heads of Agreement covering exploration of its Jessup Property and by borrowing from, and stock issuances to, directors of the Registrant. In September 1997, the Registrant borrowed $20,000 from the Albert E. Whitehead Living Trust pursuant to the terms of a 6% Convertible Note due September 23, 1998. In November 1997, Echo Bay elected to continue its work program during 1998 and paid an additional $100,000 to the Registrant. In March 1998, the Registrant raised an additional $275,000 through the issuance of 1,375,000 shares of Common
Stock to Mr. Whitehead and agreed to use substantially all of the proceeds of this issuance to fund its acquisition of oil and gas leases on the Cheyenne River Prospect. On April 1, 1998, the Albert E. Whitehead Living Trust converted its note into shares of Common Stock of the Registrant at a purchase price of $0.15 per share. In June 1998, Messrs. Whitehead and Plewes, directors of the Registrant purchased an aggregate of 533,332 shares of Common Stock upon exercise of previously issued stock options at an exercise price of $0.68 per share, which provided
$362,499 in additional working capital to the Registrant.

Exploration for oil and gas is highly speculative and involves greater risks than many other businesses. Oil and gas and development is frequently marked by unprofitable efforts, not only from unproductive prospects, but also from producing prospects which do not produce sufficient amounts to return a profit on the amount expended. Accordingly, there can be no assurance that the Registrant will be able to discover, develop or produce sufficient reserves to recover the expenses incurred in connection with the exploration of its properties, to fund additional exploration or to achieve profitability.

The Registrant does not expect any significant change in the number of its employees during 2000. If the Registrant is successful in raising additional captial, it will employ part-time or temporary persons and consultants in situations where special expertise is required.

ITEM 7.  FINANCIAL STATEMENTS

                     AMERICOMM RESOURCES CORPORATION
                      INDEX TO FINANCIAL STATEMENTS

                                                          PAGE
Independent Auditors' Report                              F-2

Balance Sheet - December 31, 1999                         F-3

Income Statements - For the Years Ended
  December 31, 1999 and 1998                              F-4

Statements for Changes in Stockholders' Equity
  For the Years Ended December 31, 1999 and 1998          F-5

Statements of Cash Flows - For the Years Ended
  December 31, 1999 and 1998                              F-6

Notes to Financial Statements                             F-7

All schedules are omitted as the required information is either inapplicable or presented in the finacial statements or accompanying notes

                        MAGEE RAUSCH & SHELTON, LLP
                        Certified Public Accountants
                           1856 East 15th Street
                           Tulsa, Oklahoma  74159
                             PH: 918-744-0191
                            FAX: 918 -744-5810


To the Board of Directors and Stockholders
Americomm Resources Corporation
Tulsa, Oklahoma

                            Independent Auditor's Report

We have audited the accompanying balance sheet of Americomm Resources Corporation as of December 31, 1999 and the related statements of income, changes in stockholders' equity (deficiency) and cash flows for the years ended December 31, 1999 and 1998 respectively. These financial statements are the responsibility of Americomm Resources Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Americomm Resources Corporation at December 31, 1999, and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998 in conformity with generally accepted accounting principles.

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

Magee Raush & Shelton LLP

January 25, 2000

                            AMERICOMM RESOURCES CORPORATION
                                     BALANCE SHEET
                                   DECEMBER 31, 1999
ASSETS
Current Assets:
  Cash and cash equivalents               $ 23,153
  Prepaid expenses                           3,244
                                       ___________

Total Current Assets                        26,397
                                       ___________

Investments in prospects                   727,564
Property and equipment net of
  accumulated depreciation of $3,118        11,437
Deposits                                     3,244
                                       ___________
                                           742,245
                                       ___________

Total Asset                               $768,642
                                       ___________

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accrued payroll taxes and payroll
    taxes                                 $ 56,027
  Accrued interest - related party          13,676
  Note payable - related party             172,752
                                           _________

Total current liabilities                 $242,455
Stockholders' equity:
  Common stock, $.001 par value;
    authorized 50,000,000 shares,
    14,212,923 shares outstanding,
    with 132 shares held in treasury        14,212
  Capital in excess of par value         2,166,196
  Retained earnings (deficit)           (1,654,221)
                                          __________
Total stockholders' equity                $526,187
                                          __________
                                          $768,642

See accountant's report and accompanying notes to financial statements.

                             AMERICOMM RESOURCES CORPORATION
                                     INCOME STATEMENT
                     FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                                         For the Years Ended December 31,
                                         _______________________________
                                              1999            1998
                                         ______________   ______________
Revenues:
  Interest Income                                890            6,504
                                         ______________   ______________
Total income                                     890            6,504

Costs and expenses:
  General and administrative expenses        184,850          151,190
  Disposal of assets                         793,266                0
  Interest expense                            13,676              364
                                         ______________   ______________
Total costs and expenses                     991,792          151,554
                                         ______________   ______________
Net income (loss)                        $  (990,902)     $  (145,050)
                                         ______________   ______________

Net income (loss) per common share       $      (.07)     $      (.01)
                                         ______________   ______________
Weighted average number of common
  shares outstanding                      13,962,921       13,696,256
                                         ______________   ______________

See accountants' report and accompanying notes to financial statements.

                             AMERICOMM RESOURCES CORPORATION
                       STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                 COMMON STOCK
                 _________________
                                             Capital in
                             Par             Excess of  Retained
                 Shares      Value  Amount   Par Value  Earnings   Total
                 ____________________________________________________________
BALANCES,
Jan. 1, 1998     11,204,724  .001    11,204   1,260,538  (518,269)    753,473
  Net loss                                               (145,050)   (145,050)
  Issuance of
   Common Stock   2,074,999  .001     2,075     400,592               402,667
  Exercise of
   Stock options    599,998  .001       600     405,399               405,999
                  _________  ____    ______  __________  ________   _________
BALANCES
Dec. 31, 1998    13,879,721  .001   $13,879  $2,066,529 $(663,319) $1,417,089
  Net loss                                               (990,902)   (990,902)
  Issuance of
   Common Stock     333,334  .001       333      99,667               100,000
                 __________  ____   _______  __________ _________  __________

BALANCES
Dec. 31, 1999    14,213,055  .001   $14,212  $2,166,196 $(1,654,221)$  526,187

See accountants' report and accompanying notes to financial statements.

                             AMERICOMM RESOURCES CORPORATION
                                 STATEMENTS OF CASH FLOWS
                      FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                                         For the Years Ended December 31,
                                         ____________________________________
                                               1999              1998
                                         _________________   ________________
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                $ (990,902)         $ (145,050)
  Adjustments to reconcile net loss
   to net cash provided by operating
   activities:
    Depreciation expense                       2,079               1,039
    Disposal of Assets                       793,266                   0
 Changes in operating assets and
      liabilities:
      Prepaid expenses                             0              (3,244)
      Deposits                                     0              (3,244)
      Accounts payable                             0             (11,518)
      Accruals                                67,019               2,359
                                         _________________   ________________
Total adjustments                            862,364             (14,608)
Net cash used by operating
  activities                             $  (128,538)        $  (159,658)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash payments for investments in
   prospects                                (195,286)           (535,729)
  Cash payments for the purchase of
   property and equipment                          0             (14,555)
                                         ________________   _________________
Net cash provided by (used in)investing
  activities                                (195,286)           (550,284)
                                         ________________   _________________

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                   100,000             680,999
  Proceeds from note payable-related party   172,752                   0
                                         ________________   _________________
Net cash provided(used) by financing
  activities                                 272,752             680,999
                                         ________________   _________________
Net increase(decrease) in cash and cash
  equivalents                                (51,072)            (28,943)

Cash and cash equivalents, beginning
  of year                                     74,225             103,168
                                         ________________   _________________
Cash and cash equivalents, end of year   $    23,153         $    74,225

Supplemental Disclosures
  Interest expense paid                  $         0        $          0
                                         ________________   _________________
  Income taxes paid                      $         0        $          0
                                         ________________   _________________

See accountants' report and accompanying notes to financial statements.

                             AMERICOMM RESOURCES CORPORATION
                              NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1999 AND 1998

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General - Americomm Resources Corporation ("Company") was originally incorporated in the State of Utah on the 22nd day of August 1983, as Chambers Energy Corporation. On the 7th day of March 1985, the state of incorporation was changed to Delaware by means of a merger with Americomm Corporation, a Delaware corporation formed for the purpose of effecting the said change. In July 1995, the Company changed its name to Americomm Resources Corporation. The Company is involved in oil and gas exploration.

Basis of Accounting - Assets, liabilities, revenues and expenses are recognized on the accrual method of accounting for financial statement presentation.

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

Property and Equipment - Property and equipment are carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the property and equipment. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in income for the period. The cost maintenance and repairs is charged to income as incurred, whereas significant renewals and betterments are capitalized and deduction is made for retirements resulting from the renewals or betterments. Depreciation expense was $2,079 and $1,039 for the years ended December 31, 1999 and 1998, respectively.

Income Taxes - The Company accounts for income taxes in accordance with the Asset and liability method of accounting for income taxes set forth in Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under the asset and liability method of Statement 109, deferred tax Assets and liabilities are recognized for the future tax consequences Attributable to differences between the financial statement carrying Amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to the taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Cash and Cash equivalents - For purposes of the statement of cash flows, The Company considers all cash in checking or savings accounts to be cash Equivalents.

NOTE PAYABLE - RELATED PARTY:

As of December 31, 1999, the Company had a note payable of $172,752 to a Director, including the original amount of the note of $105,000 and Additional amounts of $67,752 of accrued operating expenses paid by the Director. Interest is accrued at 10 percent per annum and will be paid upon maturity of the note on March 15, 2000. Accrued interest as of December 31, 1999 was $13,676.

DISPOSAL OF ASSETS:

The Company relinquished its rights and terminated any remaining obligations Under the lease agreements of its various gold prospects, in order to Concentrate its resources on its oil and gas prospects. The disposal of the Gold prospects resulted in a loss of $793,266 for the year ended December 31, 1999.

INCOME TAXES

The Company has net operating loss carryovers of approximately
$694,000 that expire from the years 2000 to 2018.

The deferred tax assets related to these items are as follows:

Net operating loss carryover                     $278,000

Less valuation allowance                          278,000
                                                 ________
Net deferred tax asset                           $      0
                                                 ________

CAPITAL STOCK

As outlined in these footnotes, the Company has outstanding options with various parties to purchase its common stock. Due to the stock's market price, these shares have not been included in the weighted average shares computation.

OPERATING LEASE:

The Company leases office space under an operating lease agreement with An unrelated party which will expire in 2003. The lease calls for monthly lease payments of $3,244 for years one and two and then monthly lease payments of $3,569 for year three, and $3,893 for years four and five. Future minimum lease payments are as follows:

                2000                    $  40,877
                2001                       44,769
                2002                       46,716
                2003                       23,358

Rent expense for the year ended December 31, 1999 and 1998 was $38,930 and $21,565, respectively.

STOCK OPTION PLAN:

The Company has a stock option plan. Under the plan adopted in 1995, the Company may grant options for up to 1,600,000 shares of common stock. The compensation committee of the Board of Directors has sole discretion for the granting of these options. The exercise price of these options is the Fair Market Value on the date of grant. The following stock options are Outstanding at December 31, 1999:

                             Year        Shares Under
                             Granted     Options         Expiration
                             _______________________________________
Officer/Employee             1995       66,666          06/14/05

Officer/Employee             1996      200,000          10/11/06

Others                       1996       10,000          11/28/06

Officer/Employee             1998      100,000          07/09/08

Directors                    1998      300,000          07/09/08
                                      _________

                                       676,666

The effect of the exercising of these options has not been included in the calculation of earnings per share.

CONCENTRATION OF CREDIT RISK:

The Company's financial instruments exposed to concentrations of credit Risk consist primarily of cash equivalents. The Company maintains its Cash balances at one financial institution. The balance is insured by The Federal Deposit Insurance Corporation up to $100,000. At December 31, 1999 and 1998, the Company's deposits were not in excess of the amount insured by the Federal Deposit Insurance Corporation.

GOING CONCERN:

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses from operations and has limited liquid assets that raise substantial doubt about its ability to continue as a going concern. Recurring net losses have resulted in the reported deficit of retained earnings of $1,654,211 on the balance sheet at December 31, 1999.

On April 4, 2000, the Company raised an additional $200,000 through
The sale of 666,666 shares of common stock to one investor at $0.30
Per share. The Company expects the proceeds of this private placement To finance it's operational expenses for approximately twelve months. The Company will be required to raise additional capital, or enter into Arrangements with third parties, to finance the exploration of it's Properties. The Company's continued existence is also dependent
Upon the cooperation and support of it's officers and directors.

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

Name                      Age   Position       Officer Since  Director Since
                          ___   _____________  _____________  ______________
Albert E. Whitehead       70    Chairman of the
                                Board & Chief
                                Executive Officer,
                                Director       March, 1998    December, 1991

Thomas R. Bradley (1)     76    President and
                                Director       March, 1985    March, 1985

Jane Bradley (1)          76    Secretary/
                                Treasurer      December, 1991 N/A

John C. Kinard            66    Director       N/A            June, 1998

George H. Plewes          60    Director       N/A            May, 1995
________________________________________
(1)  The Bradley's are husband and wife

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

Mr. Plewes has served as Chairman of Southwestern Gold Corporation, Inc. since 1992 and as Chairman of Trans Atlantic Petroleum Corp., a Canadian Public oil exploration and production company in the United States, since 1990.


ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth for each of the last three fiscal years information concerning all compensation received by the Registrant's Chief Executive Officer for all services rendered to the Registrant. No other compensation was received by such person or by any other person for services as an executive officer of the Corporation.

                             Summary Compensation Table

                                                  Annual Compensation
                                         ____________________________________
                                                               Long Term
                                               Other Annual    Compensation
Name & Principal Position    Year    Salary    Compensation(2) Optons/SARs
_________________________    ____  __________  _______________ ______________
Thomas R. Bradley            1999  $13,542(1)  -0-
President (Chief Executive   1998  $50,500     -0-             100,000
Officer)                     1997  $36,000     -0-

(1)Does not include $56,027 of accrued salary for services rendered in 1999 which amount has been accrued by the Registrant and may be paid if the Registrant is successful in raising additional capital.

                             Option Grants in Last Fiscal Year

No options were granted during fiscal year 1999.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth option exercise activity in the last fiscal year and fiscal year-end option values with respect to the Registrant's only executive officer at year end.

                                                          Value of Unexercised
                                                          No. of Unexercised
                                                          In-the-Money Options
                                    Options at FY-End (#) at FY-End ($)(1)
                                    _____________________ ____________________

           Shares
           Acquired on  Value
Name       Exercise (1) Realized($)  Exercis Unexercis    Exercis Unexercis

Thomas R
     Bradley   -           -         366,000    -           N/A      N/A

(1)	No value is set forth herein as the fair market value of a share of
Registrant's Common Stock at December 31, 1998 was less than the exercise price of the stock options.

Director's Fees

No director's fees were paid during the fiscal year ended December 31, 1999. On March 15, 2000, each director was granted a stock option entitling him to purchase 70,000 shares of the Registrant's Common Stock at an exercise price of $0.4370 per share.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows certain information, as of April 4, 2000, concerning ownership of the Registrant's only class of outstanding securities, common stock, by each of the Registrant's directors, and executive officers, and by the Registrant's directors and executive officers as a group and by other persons known to the Registrant to beneficially own more than five percent thereof:

Name and Address             Amount and Nature
of Beneficial Owner        of Beneficial Ownership(1)  Percent of Class(1)
___________________        _______________________     ________________

Albert E. Whitehead        3,488,108 (2)                     22.2%
2440 S. Terwilleger Blvd.
Tulsa, OK  74114

George H. Plewes             436,666 (3)                      2.9%
The Regency
Margaret Suite
22 Cavendish Road
Pembroke HM19
Bermuda

Thomas R. Bradley            970,000 (4)                      6.3%
6617 South New Haven
Tulsa, OK  74136

John C. Kinard               481,311 (5)                      3.2%
240 Cook Street
Denver, CO  80206-0590

Directors and Executive Officers as a Group:

(4 persons)                5,376,085 (6)                     32.6%

Other Five Percent Owners:

Southwestern Gold
   Corporation             1,333,333 (7)                     9.0%
P. O. Box 10102
#1650-701 West Georgia Street
Vancouver, B.C.  V7Y 1C6
Canada

Louis Marx, Jr.            1,000,000                         6.7%
667 Madison Avenue
New York, New York 10021
_________________________________
(1) Except as set forth below, to the best of the Registrant's knowledge, each beneficial owner has sole voting power and sole investment power.  For each individual, the beneficial ownership information set forth above includes shares currently issuable upon exercise of outstanding stock options granted to such individuals.  Percentage ownership is based on 14,879,589 shares outstanding as of April 4, 2000.  Shares of common stock issuable within
60 days of April 4, 2000 upon exercise of stock options or conversion of convertible securities are deemed to be outstanding and to be beneficially owned by the person holding the option or convertible security for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(2) Includes 246,889 shares owned by Mr. Whitehead's spouse in which he disclaims any interest, and 170,000 shares issuable upon exercise of a vested stock option and 676,220 shares issuable upon conversion of a convertible promissory note.
(3) Includes 170,000 shares issuable upon exercise of a vested stock option.
Does not include shares beneficially owned by Southwestern Gold Corporation, of which Mr. Plewes is the Chairman.
(4) Includes 436,666 shares issuable upon exercise of a vested stock option.
(5) Includes 150,000 shares owned by Mr. Kinard's spouse in which he disclaims interest and 170,000 shares issuable upon exercise of a vested stock option.
(6) Includes shares issuable upon exercise of a vested stock option.
(7) Shares are held by Southwestern Gold U.S.A., Inc., a wholly-owned subsidiary of Southwestern Gold Corporation.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In March 1999, the Registrant borrowed $105,000 from the Albert E. Whitehead Living Trust (the "AEW Trust") pursuant to a promissory note due March 15, 2000 which bore interest at the rate of 10% per annum. From April through September 1999, the AEW Trust paid the Registrant's day-to-day operating expenses and the Registrant increased the principal amount of the AEW Note by the amount of such expenses. On March 15, 2000, the Registrant issued a convertible promissory note due March 15, 2001 in the principal amount of $295,508 to the AEW Trust, which note bears interest at the rate of 10% per annum and is convertible into shares of the Registrant's common stock at the price of $0.4370 per share, which represented the market price of the Registrant's common stock on such date. The convertible note was issued to the AEW Trust in consideration of the surrender of the original AEW Note and the advancement of an additional $110,000 to the Registrant by the AEW Trust. The proceeds of this additional loan were used to pay the lease rentals on the Cheyenne River Prospect. The AEW Trust is a revocable trust for the benefit of Mr. Whitehead's spouse. Mr. Whitehead, a director, executive officer and significant shareholder of the Registrant, is the settlor and trustee of the AEW Trust.

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

           (b) Bylaws as amended                 Form 10-QSB for quarter
                                                 ended March 31, 1998
                                                 as filed May 15, 1998

4          Instruments defining the rights of
           security holders including
           debentures

           (a) Excerpts from Articles of         Form 10-QSB for quarter
               Incorporation as amended          ended September 30, 1995
                                                 as filed November 6, 1995

           (b) Excerpts from Bylaws as           Form 10-QSB for quarter
               amended                           ended March 31, 1998
                                                 as filed May 15, 1998

10         Material Contracts

           (a) 1995 Stock Option Plan**          Proxy Statement dated
                                                 June 13, 1995 as filed
                                                 June 14, 1995

           (b) Form of Stock Option Agreement**  Form 10-KSB for the year ended December 31, 1995
                                                 as filed March 29, 1996

           (c) Americomm Cheyenne River          Form 10-QSB for quarter
               Prospect Agreement by and         ended June 30, 1998
               among the Registrant, Fred        as filed August 12, 1998
               S. Jensen, Richard A. Bate,
               A. R. Briggs and Thomas L.
               Thompson

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

                                         AMERICOMM RESOURCES CORPORATION
                                         Registrant

APRIL 13, 2000                           Thomas R. Bradley
DATE                                     THOMAS R. BRADLEY
                                         President and Chief Financial
                                         Officer (Principal Financial and
                                         Accounting Officer)

In accordance with the Exchange Act this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

APRIL 13, 2000                           Thomas R. Bradley
DATE                                     THOMAS R. BRADLEY, Director

APRIL 13, 2000                           George H. Plewes
DATE                                     GEORGE H. PLEWES, Director

APRIL 13, 2000                           A. E. Whitehead
DATE                                     A. E. WHITEHEAD, Director

APRIL 13, 2000                           John C. Kinard
DATE                                     JOHN C. KINARD, Director