Form 10QSB
period 2000-03-31
AMERICOMM RESOURCES CORP
filed 2000-05-19
CIK 887396

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB

Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities Act of
1934

For the quarterly period ended             MARCH 31, 2000

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

Common Stock, $.001 Par Value - 14,212,923 shares as of March 31, 2000.

                        PART I.  FINANCIAL INFORMATION

                       AMERICOMM RESOURCES CORPORATION

                              BALANCE SHEET

(Amounts in thousands, except per share data)

                                                 MARCH 31, 2000
                                                 ______________

ASSETS
Current assets
     Cash and cash equivalents                   $       4,720
                                                 _____________

Total current assets                                     4,720
                                                 _____________

Investments in prospects                               835,863
Property & equipment net of accumulated
   depreciation of $3,799                               10,757
                                                 _____________

Total property & equipment                             846,619
                                                 _____________

TOTAL ASSETS                                     $     851,340
                                                 _____________

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities
     Notes payable - related party                    282,754
     Accrued payroll                                   55,395
     Payroll taxes payable                                632
     Other accrued expenses                            13,676
                                                 ____________

Total current liabilities                             352,457
                                                 ____________

Stockholders' equity
     Common stock, $.001 par value;
     authorized 50,000,000 shares
     14,212,923 shares issued, of which
     132 shares are held in Treasury                  14,212
     Capital in excess of par value                2,166,196
     Retained earnings                            (1,654,222)
     Net income (loss)                            (   27,303)
                                                 ___________

Total stockholders' equity                           498,883
                                                 ___________

TOTAL LIABILITIES AND EQUITY                     $   851,340
                                                 ___________

See accountants' report and accompanying notes to financial statements.

                        AMERICOMM RESOURCES CORPORATION

                             STATEMENT OF INCOME

                            FOR THE THREE MONTHS

                         ENDED MARCH 31, 2000 AND 1999

(Amounts in thousands, except per share data)

                                       Three Months   Three Months
                                              Ended          Ended
                                          March 31,      March 31,
                                               2000           1999
                                       ____________   ____________
Revenues
     Interest income                   $          0   $        155
                                       ____________   ____________

Total income                                      0            155
                                       ____________   ____________

Costs and expenses
     General and administrative
       Expenses                             27,303          41,838
     Interest expense                            0               0
                                       ___________    ____________

Total costs and expenses                    27,303          41,838
                                       ___________    ____________

     Net income (loss)                 $   (27,303)   $    (41,683)
                                       ___________    ____________
     Net income (loss)
       per common share                          0               0
                                       ___________    ____________

Weighted average number of
       common shares outstanding        14,212,923      13,879,589
                                       ___________    ____________

See accountants' report and accompanying notes to financial statements

                        AMERICOMM RESOURCES CORPORATION

                           STATEMENT OF CASH FLOWS

                            FOR THE THREE MONTHS

                         ENDED MARCH 31, 2000 AND 1999

(Amounts in thousands)
                                       Three Months   Three Months
                                              Ended          Ended
                                          March 31,      March 31,
                                               2000           1999
                                       ____________   ____________

CASH FLOWS FROM OPERATING ACTIVITIES
     Operations
     Net income (loss)                 $    (27,303)  $    (41,683)

       Adjustments to reconcile net
        loss to net cash provided
        By operating activities
       Depreciation expense                    681            525
     Changes in operating assets
       and liabilities
       Accounts payable                          0              0
       Prepaid expenses                      3,244              0
       Deposits                              3,244              0
       Accruals                                  0         (2,408)
                                       ___________    ___________

     Total adjustments                       7,169         (1,883)
                                       ___________    ___________
     Net cash provided (used)
       by operating activities             (20,134)       (43,566)
                                       ___________    ___________

CASH FLOWS FROM INVESTING ACTIVITIES
     Cash payments for investments
        in prospects                      (108,299)      (128,645)
     Cash payment for the purchase of
        property & equipment                     0              0
                                       ___________    ___________
     Net cash provided (used)
       by investing activities            (108,299)      (128,645)
                                       ___________    ___________

CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of common stock                    0              0
     Proceeds from note payable -
        related party                      110,000        105,000
     Repayment of note payable -
        related party                            0              0
                                       ___________    ___________

     Net cash provided (used) by
        Financing Activities               110,000        105,000
                                       ___________    ___________

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                           (18,433)       (67,211)

CASH AND CASH EQUIVALENTS,
     beginning of year                      23,153         74,225
                                       ___________    ___________

CASH AND CASH EQUIVALENTS,
     end of quarter                    $     4,720    $     7,014
                                       ___________    ___________

See accountants' report and accompanying notes to financial statements

                        AMERICOMM RESOURCES CORPORATION

                         NOTES TO FINANCIAL STATEMENTS


1.	BASIS OF PRESENTATION:

In the opinion of management the accompanying unaudited financial statements contain all adjustments, all of which were of a normal recurring nature, necessary to summarize fairly the Registrant's financial position and results of operations. The results of operations for the three months ended March 31, 2000 may not be indicative of the results that may be expected for the year ending December 31, 2000. These statements should be read in conjunction with the financial statements and notes thereto included in the Registrant's Form 10-KSB for its fiscal year ended December 31, 1999.

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

As of December 31, 1999, the Company has tax net operating loss carryforwards totaling approximately $694,000. If not used, these carryforwards will expire in the years 2000 to 2018.

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

As of May 1, 2000, the Registrant had approximately $196,766 cash on hand, which amount includes the proceeds of a $200,000 private placement of its common stock which was effected on April 4, 2000. The Registrant expects that its cash on hand will be sufficient to fund its operations for 12 months. The Registrant's material commitments consist of annual lease payments on the Cheyenne River Prospect of approximately $138,000, of which $104,000 were paid in March 2000 with the proceeds of a loan described below. Additional commitments consist of office lease payments of $3,400 per month. In January 2000 the Registrant sublet a portion of its office space at $1,000.00 per month. Mr. Whitehead serves as an executive officer of the Registrant without compensation. Pending receipt of additional capital by the Registrant, Mr. Bradley suspended his salary during 1999 and, effective January 1, 2000, agreed to serve as an executive officer without compensation. The Registrant has a recorded an accrued liability of $55,395.00 as of December 31, 1999 which represents the amount of Mr. Bradley's suspended salary payments during 1999.

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

On April 4, 2000, the Registrant sold 666,666 shares of its Common Stock at a purchase price of $200,000 to one accredited investor in a private placement under Section 4(2) of the Securities Act. The Registrant intends to use the proceeds of this offering for working capital purposes. The Registrant has been actively engaged in discussions with numerous sources of additional financing for the Registrant and parties which may be interested in acquiring an interest in the Registrant's properties. In March 1999, the Registrant engaged Oak Creek Capital, Inc., on a non-exclusive basis, for 120 days, to assist the Registrant in locating an industry partner to participate in the Cheyenne River Prospect. This engagement expired and was renewed for an additional 120 day period in January 2000. This renewed engagement expired on May 10, 2000. There can be no assurance that the Registrant will be successful in locating industry partners to pay the costs of exploring its properties or in raising the additional capital required to continue its operations.

If the Registrant is not successful in raising additional capital, the Registrant's continued operations would depend on the continued cooperation and support of Messrs. Whitehead and Bradley and its ability to raise additional capital or locate an industry partner to pay the annual lease rentals on, and the costs of exploring its Cheyenne River Prospect. Under the terms of the agreement governing the Cheyenne River Prospect, as amended, if the Registrant is unable to finance the cost of the first well on the Cheyenne River Prospect by August 15, 2000, the Registrant will be required to obtain an additional extension of this date or seek a buyer for the prospect. In such event, assuming the parties are successful in locating a buyer for the prospect, the Registrant would recover its costs in acquiring the prospect and would receive 50% of any profits from the sale of the prospect in excess of such costs.
Given the present environment for selling oil and gas prospects, there can be no assurance that a sale could be effected on advantageous terms.

In July the Registrant notified the lessors of 94 of the claims in its Jessup gold exploration property in Nevada, that it was canceling its lease agreement with them. In August 1999, the Registrant transferred its interest in the Verlee and Pancake Summit properties in Nevada to third parties by quitclaim deed in exchange for a 1% net smelter interest in those properties. In
August the Registrant relinquished the remainder of its gold exploration properties to concentrate its activities on its Cheyenne River Prospect.
As a result of the cancellation of the leases on the Registrant's gold exploration property located in Churchill County, Nevada (the "Jessup Property"), the transfer of its interests in the Verlee and Pancake Summit Prospects and the decision to relinquish its other gold exploration properties, the Registrant wrote off $793,266.37 of its assets as of September 30, 1999.

Exploration for oil and gas, is highly speculative and involves greater risks
than many other  businesses.   Oil  and gas drilling and development is
frequently  marked   by by unprofitable efforts, not only from unproductive
prospects, but also from producing prospects which do not produce sufficient amounts to return a profit on the amount expended. Accordingly, there can be no assurance that the Registrant will be able to discover, develop or produce sufficient reserves to recover the expenses incurred in connection with the exploration of its properties, to fund additional exploration or to achieve profitability.

The Registrant does not expect any significant change in the number of its employees during 2000. If the Registrant is successful in raising additional capital, it will employ part-time or temporary persons and consultants in situations where special expertise is required.

                        PART II - OTHER INFORMATION

Item 5.  	Other Information - None

Item 6.	Exhibits and Reports on Form 8-K

           (a) Exhibits

               (1) Convertible note dated March 15, 2000 issued to Albert
                   E. Whitehead Living Trust.		          Filed herewith

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

                                       AMERICOMM RESOURCES CORPORATION
                                       Registrant


May 19, 2000
Date:                                  Thomas R. Bradley
                                       Thomas R. Bradley
                                       President

May 19, 2000
Date:                                  Thomas R. Bradley
                                       Thomas R. Bradley
                                       Principal Financial and Accounting
                                       Officer