Form 10QSB
period 2000-06-30
AMERICOMM RESOURCES CORP
filed 2000-07-28
CIK 887396

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB

Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities Act of
1934

For the quarterly period ended             JUNE 30, 2000

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

Common Stock, $.001 Par Value - 14,879,589 shares as of June 30, 2000.

                        PART I.  FINANCIAL INFORMATION

                       AMERICOMM RESOURCES CORPORATION

                              BALANCE SHEET

(Amounts in thousands, except per share data)

                                                 JUNE 30, 2000
                                                 ______________

ASSETS
Current assets
     Cash and cash equivalents                   $     131,598
                                                 _____________

Total current assets                                   131,598
                                                 _____________

Investments in prospects                               854,609
Property & equipment net of accumulated
   depreciation of $4,480                               10,075
                                                 _____________

Total property & equipment                             864,684
                                                 _____________

TOTAL ASSETS                                     $     996,282
                                                 _____________

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities
     Notes payable - related party                    282,754
     Accrued payroll                                   55,395
     Payroll taxes payable                                576
     Other accrued expenses                            13,676
                                                 ____________

Total current liabilities                             352,401
                                                 ____________

Stockholders' equity
     Common stock, $.001 par value;
     authorized 50,000,000 shares
     14,879,589 shares issued, of which
     132 shares are held in Treasury                  14,880
     Capital in excess of par value                2,365,528
     Retained earnings                            (1,654,222)
     Net income (loss)                            (   82,305)
                                                 ___________

Total stockholders' equity                           643,881
                                                 ___________

TOTAL LIABILITIES AND EQUITY                     $   996,282
                                                 ___________

See accountants' report and accompanying notes to financial statements.

                        AMERICOMM RESOURCES CORPORATION

                             STATEMENT OF INCOME

                             FOR THE SIX MONTHS

                         ENDED JUNE 30, 2000 AND 1999

(Amounts in thousands, except per share data)

                                         Six Months     Six Months
                                              Ended          Ended
                                           June 30,       June 30,
                                               2000           1999
                                       ____________   ____________
Revenues
     Interest income                   $      1,721   $        155
     Income-miscellaneous                        91              0
     Disposal of assets                           0       (498,647)
                                       ____________   ____________

Total income                                  1,812       (498,492)
                                       ____________   ____________

Costs and expenses
     General and administrative
       Expenses                             84,117          69,075
     Interest expense                            0               0
                                       ___________    ____________

Total costs and expenses                    84,117          69,075
                                       ___________    ____________

     Net income (loss)                 $   (82,305)   $   (567,567)
                                       ___________    ____________
     Net income (loss)
       per common share                          0               0
                                       ___________    ____________

Weighted average number of
       common shares outstanding        14,879,589      13,879,589
                                       ___________    ____________

See accountants' report and accompanying notes to financial statements

                        AMERICOMM RESOURCES CORPORATION

                           STATEMENT OF CASH FLOWS

                             FOR THE SIX MONTHS

                         ENDED JUNE 30, 2000 AND 1999

(Amounts in thousands)
                                         Six Months     Six Months
                                              Ended          Ended
                                           June 30,       June 30,
                                               2000           1999
                                       ____________   ____________

CASH FLOWS FROM OPERATING ACTIVITIES
     Operations
     Net income (loss)                 $    (82,305)  $  (567,567)

       Adjustments to reconcile net
        loss to net cash provided
        By operating activities
       Depreciation expense                   1,363         1,050
       Disposal of assets                         0       498,647
     Changes in operating assets
       and liabilities
       Accounts payable                      3,244              0
       Prepaid expenses                      3,244              0
       Deposits                                  0              0
       Accruals                                (56)        (3,000)
                                       ___________    ___________
     Net cash provided (used)
       by operating activities             (74,510)       (70,870)
                                       ___________    ___________

CASH FLOWS FROM INVESTING ACTIVITIES
     Cash payments for investments
        in prospects                      (127,045)      (148,406)
     Cash payment for the purchase of
        property & equipment                     0              0
                                       ___________    ___________
     Net cash provided (used)
       by investing activities            (127,045)      (148,406)
                                       ___________    ___________

CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of common stock              200,000              0
     Proceeds from note payable -
        related party                      110,000        146,058
     Repayment of note payable -
        related party                            0              0
                                       ___________    ___________

     Net cash provided (used) by
        Financing Activities               310,000        146,058
                                       ___________    ___________

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                           108,445        (73,218)

CASH AND CASH EQUIVALENTS,
     beginning of year                      23,153         74,225
                                       ___________    ___________

CASH AND CASH EQUIVALENTS,
     end of quarter                    $   131,598    $     1,007
                                       ___________    ___________

See accountants' report and accompanying notes to financial statements

                        AMERICOMM RESOURCES CORPORATION

                         NOTES TO FINANCIAL STATEMENTS


1.	BASIS OF PRESENTATION:

In the opinion of management the accompanying unaudited financial statements contain all adjustments, all of which were of a normal recurring nature, necessary to summarize fairly the Registrant's financial position and results of operations. The results of operations for the six months ended June
30, 2000 may not be indicative of the results that may be expected for the year ending December 31, 2000. These statements should be read in conjunction with the financial statements and notes thereto included in the Registrant's Form 10-KSB for its fiscal year ended December 31, 1999.

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

                        AMERICOMM RESOURCES CORPORATION

                             PLAN OF OPERATION

All statements other than statements of historical fact contained herein are forward-looking statements. The forward-looking statements were prepared on the basis of certain assumptions which relate, among other things, to costs expected to be incurred in the acquisition, exploration and development of the Company's properties. Even if the assumptions on which the projections are based prove accurate and appropriate, the actual results of the Company's operations in the future may vary widely from the financial projections due to unforeseen engineering, mechanical or technological difficulties in drilling wells, general economic conditions, increased competition, changes in government regulation or intervention in the oil and gas industry, and other risks described in the Company's filings with the Securities and Exchange Commission. Accordingly, the actual results of the Company's operations in the future may vary widely from the forward-looking statements included herein.

As of July 28, 2000, the Registrant had approximately $122,150 cash on hand, which amount includes the proceeds of a $200,000 private placement of its common stock which was effected on April 4, 2000. The Registrant expects that its cash on hand will be sufficient to fund its operations for 12 months. The Registrant's material commitments consist of annual lease payments on the Cheyenne River Prospect of approximately $144,000, of which $132,000 were paid through July 2000 with the proceeds of a loan described below.
Additional commitments consist of office lease payments of $3,400 per month. In January 2000 the Registrant sublet a portion of its office space at $1,000.00 per month. Mr. Whitehead serves as an executive officer of the Registrant without compensation. Pending receipt of additional capital by the Registrant, Mr. Bradley suspended his salary during 1999 and, effective January 1, 2000, agreed to serve as an executive officer without compensation. The Registrant has a recorded an accrued liability of $55,395.00 as of December 31, 1999 which represents the amount of Mr. Bradley's suspended salary payments during 1999.

The Registrant funded its operations in 1999 from the proceeds of a $100,000 private placement of shares of its common stock to one accredited investor and by borrowing from the Albert E. Whitehead Living Trust (the "AEW Trust"). In March 1999, the Registrant borrowed $105,000 from Albert
E. Whitehead Living Trust pursuant to a promissory note due March 15, 2000 which bears interest at the rate of 10% per annum (the "AEW Note"). The proceeds of this loan were used to pay lease rentals on the Cheyenne River Prospect. The AEW Trust also paid the Registrant's day-to-day operating expenses from April through September 1999 including, without limitation, the monthly office lease payments and the salary of the Registrant's secretary. Amounts paid by Mr. Whitehead were added to the principal of the AEW Note which was $172,754.00 as of December 31, 1999 and $185,508 as of March 15, 2000. On March 15, 2000, the Registrant issued a convertible promissory note due March 15, 2001 in the principal amount of $295,508 to the AEW Trust, which note bears interest at the rate of 10% per annum and is convertible into shares of the Registrant's common stock at the price of $0.4370 per share, which represented the market price of the Registrant's common stock on such date. The convertible note was issued to the AEW Trust in consideration of the surrender of the original AEW Note and the advancement of an additional $110,000 to the Registrant by the AEW Trust. The proceeds of this additional loan were used to pay lease rentals on the Cheyenne River Prospect.

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

If the Registrant is not successful in raising additional capital, the Registrant's continued operations would depend on the continued cooperation and support of Messrs. Whitehead and Bradley and its ability to raise additional capital or locate an industry partner to pay the annual lease rentals on, and the costs of exploring its Cheyenne River Prospect. Under the terms of the agreement governing the Cheyenne River Prospect, as amended, if the Registrant is unable to finance the cost of the first well on the Cheyenne River Prospect by November 15, 2000, the Registrant will be required to obtain an additional extension of this date or seek a buyer for the prospect. In such event, assuming the parties are successful in locating a buyer for the prospect, the Registrant would recover its costs in acquiring the prospect and would receive 50% of any profits from the sale of the prospect in excess of such costs.
Given the present environment for selling oil and gas prospects, there can be no assurance that a sale could be effected on advantageous terms.

In July 1999 the Registrant notified the lessors of 94 of the claims in its Jessup gold exploration property in Nevada, that it was canceling its lease agreement with them. In August 1999, the Registrant transferred its interest in the Verlee and Pancake Summit properties in Nevada to third parties by quitclaim deed in exchange for a 1% net smelter interest in those properties. In August the Registrant relinquished the remainder of its gold exploration properties to concentrate its activities on its Cheyenne River Prospect.
As a result of the cancellation of the leases on the Registrant's gold exploration property located in Churchill County, Nevada (the "Jessup Property"), the transfer of its interests in the Verlee and Pancake Summit Prospects and the decision to relinquish its other gold exploration properties, the Registrant wrote off $793,266.37 of its assets as of September 30, 1999.

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

                                       AMERICOMM RESOURCES CORPORATION
                                       Registrant


July 28, 2000
Date:                                  Thomas R. Bradley
                                       Thomas R. Bradley
                                       President

July 28, 2000
Date:                                  Thomas R. Bradley
                                       Thomas R. Bradley
                                       Principal Financial and Accounting
                                       Officer