Form 10QSB/A
period 2000-03-31
AMERICOMM RESOURCES CORP
filed 2000-11-14
CIK 887396

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB/A

                                 Amendment No. 1

(Mark One)

[X]  Quarterly Report Pursuant to Section 13 OR 15(d) of the
     Securities Exchange Act of 1934

For the quarterly period ended             MARCH 31, 2000

[]   Transition Report Under Section 13 or 15(d) of the Exchange
     Act

For the transition period from  _______________to________________

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

                           NOT APPLICABLE
   (Former name, former address and former fiscal year, if changed since last report)

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

    Common Stock, $.001 Par Value - 14,212,923 shares outstanding as of March 31, 2000.

Transitional Small Business Disclosure Format: [] Yes   [X] No


                       AMERICOMM RESOURCES CORPORATION

                          INDEX TO FORM 10-QSB/A

                            AMENDMENT NO. 1
Part I.          FINANCIAL INFORMATION               Page

Item 1.          Financial Statements

                 Balance Sheet at March 31, 2000
                 (Unaudited)                           3

                Statement of Income for the three
                months ended March 31, 2000
                and March 31, 1999
                (Unaudited)                            4

                Statement of Cash Flows for the
                three months ended March 31, 2000
                and March 31, 1999
                (Unaudited)                            5

                Notes to Financial Statements          6

Part II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K             10

Signatures                                            11

Item 1.  FINANCIAL STATEMENTS

                       AMERICOMM RESOURCES CORPORATION

                              BALANCE SHEET

                               (UNAUDITED)

                             MARCH 31, 2000

                                 ASSETS
Current assets:
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

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable - related party                       282,754
  Accrued payroll                                      55,395
  Payroll taxes payable                                   632
  Other accrued expenses                               13,676
                                                 ____________

     Total current liabilities                        352,457
                                                 ____________

Stockholders' equity:
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
                                                 ___________

See accompanying notes to financial statements.

                        AMERICOMM RESOURCES CORPORATION

                             STATEMENT OF INCOME

                                (UNAUDITED)

                            FOR THE THREE MONTHS

                   ENDED MARCH 31, 2000 AND MARCH 31, 1999


                                       Three Months   Three Months
                                              Ended          Ended
                                          March 31,      March 31,
                                               2000           1999
                                       ____________   ____________
Revenues:
  Interest income                      $          0   $        155
                                       ____________   ____________

     Total income                                 0            155
                                       ____________   ____________

Costs and expenses:
  General and administrative
    Expenses                                27,303          41,838
  Interest expense                               0               0
                                       ___________    ____________

     Total costs and expenses               27,303          41,838
                                       ___________    ____________

  Net income (loss)                    $   (27,303)   $    (41,683)
                                       ___________    ____________
  Net income (loss)
    per common share                             0               0
                                       ___________    ____________

Weighted average number of
  common shares outstanding             14,212,923      13,879,589
                                       ___________    ____________

See accompanying notes to financial statements

                        AMERICOMM RESOURCES CORPORATION

                           STATEMENT OF CASH FLOWS

                                (UNAUDITED)

                            FOR THE THREE MONTHS

                   ENDED MARCH 31, 2000 AND MARCH 31, 1999

                                       Three Months   Three Months
                                              Ended          Ended
                                          March 31,      March 31,
                                               2000           1999
                                       ____________   ____________

CASH FLOWS FROM OPERATING ACTIVITIES:
  Operations:
  Net income (loss)                    $    (27,303)  $    (41,683)
    Adjustments to reconcile net
    loss to net cash provided
    by operating activities:
    Depreciation expense                        681            525
  Changes in operating assets
    and liabilities:
    Accounts payable                              0              0
    Prepaid expenses                          3,244              0
    Deposits                                  3,244              0
    Accruals                                      0         (2,408)
                                        ___________    ___________

  Total adjustments                           7,169         (1,883)
                                        ___________    ___________
  Net cash provided (used)
    by operating activities                 (20,134)       (43,566)
                                        ___________    ___________

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash payments for investments
    in prospects                           (108,299)      (128,645)
  Cash payment for the purchase of
    property & equipment                          0              0
                                        ___________    ___________
  Net cash provided (used)
    by investing activities                (108,299)      (128,645)
                                        ___________    ___________

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                        0              0
  Proceeds from note payable -
    related party                           110,000        105,000
  Repayment of note payable -
    related party                                 0              0
                                        ___________    ___________

  Net cash provided (used) by
    financing activities                    110,000        105,000
                                        ___________    ___________

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                           (18,433)       (67,211)

CASH AND CASH EQUIVALENTS,
  beginning of year                         23,153         74,225
                                       ___________    ___________

CASH AND CASH EQUIVALENTS,
  end of quarter                       $     4,720    $     7,014
                                       ___________    ___________

See accompanying notes to financial statements.

                        AMERICOMM RESOURCES CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

                                (UNAUDITED)


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

Item 2.  PLAN OF OPERATION

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

PART II - OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

           (a) Exhibits

               10.1  Convertible note dated March 15, 2000 issued to Albert
                     E. Whitehead Living Trust.		          Filed herewith

               27.1  Financial Data Schedule

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

                                       AMERICOMM RESOURCES CORPORATION

Date:  November 14, 2000               By:  /s/Thomas R. Bradley
                                       Thomas R. Bradley
                                       President & Chief Financial
                                       Officer (Principal Financial and
                                       Accounting Officer)