Form 10QSB/A
period 2000-06-30
AMERICOMM RESOURCES CORP
filed 2000-11-14
CIK 887396

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB/A

                                 Amendment No. 1
(Mark One)

[X] Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended             JUNE 30, 2000

[]   Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from __________________to__________________

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

     Common Stock, $.001 Par Value - 14,879,589 shares outstanding as of June 30, 2000.

Transitional Small Business Disclosure Format:  [] Yes   [X] No

                       AMERICOMM RESOURCES CORPORATION

                          INDEX TO FORM 10-QSB/A

                             AMENDMENT NO. 1
Part I           FINANCIAL INFORMATION               Page

Item 1.          Financial Statements

                 Balance Sheet at June 30, 2000
                 (Unaudited)                           3

                 Statement of Income for the three
                 months and six months ended
                 June 30, 2000 and June 30, 1999
                 (Unaudited)                           4

                 Statement of Cash Flows for the
                 six months ended June 30, 2000
                 and June 30, 1999
                 (Unaudited)                           5

                 Notes to Financial Statements         6

Item 2.          Plan of Operation                    7-9

Part II.         OTHER INFORMATION

Item 6.          Exhibits and Reports on Form 8-K      10

Signatures                                             11

Item 1.  FINANCIAL STATEMENTS

                       AMERICOMM RESOURCES CORPORATION

                              BALANCE SHEET

                              (UNAUDITED)

                              JUNE 30, 2000

                                 ASSETS
Current assets:
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
                                                 ____________

Stockholders' equity:
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

                        AMERICOMM RESOURCES CORPORATION

                             STATEMENT OF INCOME

                                (UNAUDITED)

                        FOR THE THREE AND SIX MONTHS

                   ENDED JUNE 30, 2000 AND JUNE 30, 1999


                          Three Months   Three Months   Six Months  Six Months
                                 Ended          Ended        Ended       Ended
                              June 30,       June 30,     June 30,    June 30,
                                  2000           1999         2000        1999
                          ____________   ____________   __________   _________
Revenues:
  Income                  $         91   $          0   $       91   $       0
  Interest income                1,721              0        1,721         155
  Disposal of assets                 0       (498,647)           0    (498,647)
                          ____________   ____________   __________   _________

     Total income                1,812       (498,647)       1,812    (498,492)
                          ____________   ____________   __________   _________

Costs and expenses:
  General and administrative
    Expenses                   56,813          27,237       84,117      69,075
  Interest expense                  0               0            0           0
                          ___________    ____________   __________   _________

     Total costs and
       expenses                56,813         27,237        84,117      69,075
                          ___________    ____________   __________   _________

  Net income (loss)       $   (55,001)   $  (525,884)   $  (82,305)  $(567,567)
                          ___________    ____________   __________   _________
  Net income (loss)
    per common share      $         0    $          0
                          ___________    ____________

Weighted average number of
  common shares
  outstanding              14,879,589      13,879,589
                          ___________    ____________

See accompanying notes to financial statements.

                        AMERICOMM RESOURCES CORPORATION

                           STATEMENT OF CASH FLOWS

                               (UNAUDITED)

                             FOR THE SIX MONTHS

                     ENDED JUNE 30, 2000 AND JUNE 30, 1999

                                         Six Months     Six Months
                                              Ended          Ended
                                           June 30,       June 30,
                                               2000           1999
                                       ____________   ____________

CASH FLOWS FROM OPERATING ACTIVITIES:
  Operations:
  Net income (loss)                    $    (82,305)  $  (567,567)
    Adjustments to reconcile net
    loss to net cash provided
    by operating activities:
    Depreciation expense                      1,363         1,050
    Disposal of assets                            0       498,647
  Changes in operating assets
    and liabilities:
    Accounts payable                          3,244             0
    Prepaid expenses                          3,244             0
    Deposits                                      0             0
    Accruals                                    (56)       (3,000)
                                        ___________   ___________
  Net cash provided (used)
    by operating activities                (74,510)       (70,870)
                                        ___________   ___________

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash payments for investments
    in prospects                          (127,045)      (148,406)
                                       ___________    ___________
  Net cash provided (used)
    by investing activities               (127,045)      (148,406)
                                       ___________    ___________

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of
    common stock                           200,000              0
  Proceeds from note payable -
    related party                          110,000        146,058
  Repayment of note payable -
    related party                                0              0
                                       ___________    ___________

  Net cash provided (used) by
    financing activities                   310,000        146,058
                                       ___________    ___________

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                           108,445        (73,218)

CASH AND CASH EQUIVALENTS,
  beginning of quarter                      23,153         74,225
                                       ___________    ___________

CASH AND CASH EQUIVALENTS,
  end of quarter                       $   131,598    $     1,007
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

                                       AMERICOMM RESOURCES CORPORATION


Date:  November 14, 2000               By:/s/Thomas R. Bradley
                                       Thomas R. Bradley
                                       President & Chief Financial Officer
                                       (Principal Financial and Accounting
                                       Officer)