Form 10QSB
period 2000-09-30
AMERICOMM RESOURCES CORP
filed 2000-11-14
CIK 887396

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                Form 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   SEPTEMBER 30, 2000

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

     Common Stock, $.001 Par Value - 14,879,589 shares outstanding as of September 30, 2000.

Transitional Small Business Disclosure Format:  [] Yes   [X] No

                       AMERICOMM RESOURCES CORPORATION

                            INDEX TO FORM 10-QSB

Part I.       FINANCIAL INFORMATION                        Page

Item 1.       Financial Statements

              Balance Sheet at September 30, 2000
              (Unaudited)                                    3

              Statement of Income for the three
              months and nine months ended September
              30, 2000 and September 30, 1999 (Unaudited)    4

              Statement of Cash Flows for the
              nine months ended September 30, 2000
              and September 30, 1999
              (Unaudited)                                    5

              Notes to Financial Statements                  6

Item 2.       Plan of Operation                             7-9

Part II.      OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K              10

Signatures                                                  11

Item 1.  FINANCIAL STATEMENTS

                      AMERICOMM RESOURCES CORPORATION

                              BALANCE SHEET

                              (UNAUDITED)

                          SEPTEMBER 30, 2000

                                ASSETS

Current Assets:
  Cash and cash equivalents                       $         93,030
                                                  ________________

     Total current assets                                   93,030
                                                  ________________

Investments in prospects                                   868,592
Property & equipment net of accumulated
  depreciation of $5,161                                     9,394
                                                  ________________

     Total property & equipment                            877,986
                                                  ________________

TOTAL ASSETS                                      $        971,016
                                                  ________________

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable - related party                  $        282,754
  Accrued payroll                                          53,395
  Payroll taxes payable                                       576
  Other accrued expenses                                   13,676
                                                  ________________

     Total current liabilities                             352,401
                                                  ________________

Stockholders' equity:
     Common stock $.001 par value;
       authorized 50,000,000 shares
       14,879,589 shares issued, of which
       132 shares are held in Treasury                      14,880
     Capital in excess of par value                      2,365,528
     Retained earnings                                  (1,654,222)
     Net income (loss)                                  (  107,571)
                                                  ________________

     Total stockholders' equity                            618,615
                                                  ________________

TOTAL LIABILITIES AND EQUITY                      $        971,016
                                                  ________________

See accompanying notes to financial statements.

                       AMERICOMM RESOURCES CORPORATION

                            STATEMENT OF INCOME

                               (UNAUDITED)

                       FOR THE THREE AND NINE MONTHS

              ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

                        Three Months  Three Months   Nine Months   Nine Months
                                             Ended         Ended         Ended
                       September 30, September 30, September 30, September 30,
                                2000          1999          2000          1999
                        ____________  ____________  ____________  ____________
Revenues:
  Income                $          0  $          0  $         0   $          0
                        ____________  ____________  ___________   ____________

     Total income                  0             0            0              0
                        ____________  ____________  ___________   ____________

Cost and expenses:
  General and
    administrative
    expenses                 26,295        62,758        110,412       131,834
                       ____________  ____________   ____________   ___________

Total costs and expenses     26,295        62,758        110,412       131,834
                       ____________  ____________   ____________   ___________

Other (income) & expenses:
  Interest income             (976)           (98)        (2,697)         (253)
  Miscellaneous income         (53)             0           (144)            0
  Interest expense               0              0              0             0
  Disposal of assets             0        294,620              0       793,266
                      ____________   ____________   ____________   ___________

Total other (income)
  & expenses                (1,029)       294,620         (2,841)      793,013
                      ____________   ____________   ____________   ___________

  Net income (loss)   $    (25,266)  $   (357,280)  $   (107,571)  $  (924,847)
                      ____________   ____________   ____________   ___________

  Net income (loss)
    per common share  $          0   $          0
                      ____________   ____________

Weighted average
  number of common
  shares outstanding    14,879,589    14,212,923
                      ____________  ____________

See accompanying notes to financial statements.

                         AMERICOMM RESOURCES CORPORATION

                             STATEMENT OF CASH FLOWS

                                 (UNAUDITED)

                               FOR THE NINE MONTHS

                ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999


                                    Nine Months       Nine Months
                                          Ended             Ended
                                  September 30,     September 30,
                                           2000              1999
                                   ____________      ____________
CASH FLOWS FROM OPERATING ACTIVITIES:
     Operations:
     Net income (loss)             $   (107,571)     $   (924,847)
        Adjustments to reconcile
        net loss to net cash
        provided by operating
        activities:
        Depreciation expense              2,043             1,575
        Disposal of assets                    0           793,266
     Changes in operating assets
        and liabilities:
        Accounts payable                  3,244                 0
        Prepaid expenses                  3,244                 0
        Accrued Payroll & Payroll
           Taxes                              0            37,902
        Accruals                            (55)           (2,683)
                                  _____________      ____________
     Net cash provided (used)
        By operating activities         (99,095)          (94,787)
                                  _____________      ____________

CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash payments for investments
        in prospects                   (141,028)         (157,105)
                                  _____________      ____________

     Net cash provided (used)
        by investing activities        (141,028)         (157,105)
                                  _____________      ____________

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of
        Common stock                    200,000           100,000
     Proceeds from note payable
        related party                   110,000           171,831
                                  _____________      ____________

     Net cash provided (used)
        by financing activities         310,000           271,831
                                  _____________      ____________

NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                69,877            19,939

CASH AND CASH EQUIVALENTS,
     BEGINNING OF QUARTER                23,153            74,225
                                  _____________      ____________

CASH AND CASH EQUIVALENTS,
     END OF QUARTER               $      93,030      $     94,164
                                  _____________      ____________

See accompanying notes to financial statements.

                      AMERICOMM RESOURCES CORPORATION

                       NOTES TO FINANCIAL STATEMENTS

                             (UNAUDITED)


1.	BASIS OF PRESENTATION:

   In the opinion of management the accompanying unaudited financial statements contain all adjustments, all of which were of a normal recurring nature, necessary to summarize fairly the Registrant's financial position and results of operations. The results of operations for the nine months ended September 30, 2000 may not be indicative of the results that may be expected for the year ending December 31, 2000. These statements should be read in conjunction with the financial statements and notes thereto included in the Registrant's Form 10-KSB for its fiscal year ended December 31, 1999.

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

     As of November 1, 2000, the Registrant had approximately $76,000 cash on hand, which amount includes the proceeds of a $200,000 private placement of its common stock which was effected on April 4, 2000. The Registrant expects that its cash on hand will be sufficient to fund its operations for 12 months. The Registrant's material commitments consist of annual lease payments on the Cheyenne River Prospect of approximately $144,000, of which $136,640 were paid through November 2000 with the proceeds of a loan described below. Additional commitments consist of office lease payments of $3,400 per month. In January 2000 the Registrant sublet a portion of its office space at $1,000.00 per month. Mr. Whitehead serves as an executive officer of the Registrant without compensation. Pending receipt of additional capital by the Registrant, Mr. Bradley suspended his salary during 1999 and, effective January 1, 2000, agreed to serve as an executive officer without compensation. The Registrant has recorded an accrued liability of $55,395.00 as of December 31, 1999 which represents the amount of Mr. Bradley's suspended salary payments during 1999.

     The Registrant funded its operations in 1999 from the proceeds of a $100,000 private placement of shares of its common stock to one accredited investor and by borrowing from the Albert E. Whitehead Living Trust (the "AEW Trust"). In March 1999, the Registrant borrowed $105,000 from Albert E. Whitehead Living Trust pursuant to a promissory note due March 15, 2000 which bears interest at the rate of 10% per annum (the
"AEW Note"). The proceeds of this loan were used to pay lease rentals on the Cheyenne River Prospect. The AEW Trust also paid the Registrant's day-to-day operating expenses from April through September 1999 including, without limitation, the monthly office lease payments and the salary of the Registrant's secretary. Amounts paid by Mr. Whitehead were added to the principal of the AEW Note which was $172,754.00 as of December 31, 1999 and $185,508 as of March 15, 2000. On March 15, 2000, the Registrant issued a convertible promissory note due March 15, 2001 in the principal amount of $296,430 to the AEW Trust, which note bears interest at the rate of 10% per annum and is convertible into shares of the Registrant's common stock at the price of $0.4370 per share, which represented the market price of the Registrant's common stock on such date.
The convertible note was issued to the AEW Trust in consideration of the surrender of the original AEW Note and the advancement of an additional $110,000 to the Registrant by the AEW Trust. The proceeds of this additional loan were used to pay lease rentals on the Cheyenne River Prospect.

     On April 4, 2000, the Registrant sold 666,666 shares of its Common Stock at a purchase price of $200,000 to one accredited investor in a private placement under Section 4(2) of the Securities Act. The Registrant intends to continue to use the proceeds of this offering for working capital purposes.

     If the Registrant is not successful in raising additional capital for the exploration and development of its share of the Cheyenne River Prospect, the Registrant's continued operations would depend on the continued cooperation and support of Messrs. Whitehead and Bradley and its ability to raise additional capital or locate an industry partner to pay the annual lease rentals on, and the costs of exploring, its Cheyenne River Prospect.

     On August 15, 2000 the Registrant announced that it had entered into a Letter of Intent with Wells Gray Resort & Resources Ltd., a Canadian oil and gas firm, to drill a horizontal test well in a proposed 25,000 acre Timber Draw Federal Drilling Unit, in Niobrara County, Wyoming. The Timber Draw Unit is included in the Registrant's 100,642 acre lease block located in the Eastern Powder River Basin which the Registrant has designated as its Cheyenne River Prospect. Wells Gray Resort & Resources Ltd., of Calgary, Alberta, Canada has advised the Registrant that it intends to form a Delaware corporation, Empire Petroleum Corporation ("Empire"), which with a group of oil and gas industry partners is expected to drill a test well in a 600 acre participation unit to a vertical depth of approximately 8,300 feet and then a horizontal leg of between 2,500 to 4,000 feet to evaluate the Newcastle/Muddy formation.
Commencement of drilling operations on the test well is projected for December 15, 2000 pending execution of formal documentation and drilling rig availability. Under a proposed farmout agreement, the Registrant will be named formal operator, however it will utilize the horizontal drilling experience of the Empire group to drill the test well. Empire will earn a 100% working interest (75% Net Revenue Interest) in the test well participation unit until payout of the test well after which the ownership will be 50-50. During the payout period the Registrant will reserve an overriding royalty. In addition to the spacing unit, Empire will earn a 50% interest in approximately 60,000 acres. The proposed agreement would also give Empire the option to drill a second test well within six months from completion of the first well to earn a similar interest in approximately 40,000 acres. As a part of the proposed agreement, the Registrant will sell Empire 375,000 restricted shares of its Common Stock for U.S. $0.40 per share for a total sale price of U.S. $150,000. These propsed arrangements are subject, among other things, to the execution of a definitive Farmout Agreement and related agreements and federal approval of the proposed Timber Draw Drilling Unit.

     In July 1999 the Registrant notified the lessors of 94 of the claims in its Jessup gold exploration property in Nevada, that it was canceling its lease agreement with them. In August 1999, the Registrant transferred its interest in the Verlee and Pancake Summit properties in Nevada to third parties by quitclaim deed in exchange for a 1% net smelter interest in those properties. In August 1999 the Registrant relinquished the remainder of its gold exploration properties to concentrate its activities on its Cheyenne River Prospect. As a result of the cancellation of the leases on the Registrant's gold exploration property located in Churchill County, Nevada (the "Jessup Property"), the transfer of its interests in the Verlee and Pancake Summit Prospects and the decision to relinquish its other gold exploration properties, the Registrant wrote off $793,266.37 of its assets as of September 30, 1999. In August 2000 the holder of the Verlee property Quitclaim Deed notified the Registrant that it was dropping its claims on this property. Therefore the Registrant no longer has an interest in this property.

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

Part II.  OTHER INFORMATION

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