Form 10KSB
period 2000-12-31
AMERICOMM RESOURCES CORP
filed 2001-03-29
CIK 887396

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

(Mark One)
[X]  Annual report under section 13 or 15(d) of the Securities Act of 1934
     for the fiscal year ended         December 31, 2000.
[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________to______________.

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

                                                  (918) 587-8093
Securities registered under Section 12(b)   (Issuer's telephone number)
 of the Act:
                Title of each class         Name of each exchange on which
                                              registered
                       NONE

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

State issuer's revenues for its most recent fiscal year: $3,080.

The aggregate market value of the voting stock held by non-affiliates on March 15, 2001 was approximately $4,718,117. On such date, the average bid and ask price for the Registrant's Common Stock was $0.42 per share.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 16,984,574 shares of Common Stock, par value $0.001 per share, as of March 15, 2001.

Documents incorporated by reference:  NONE
Transitional Small Business Disclosure Format:
                 YES [ ]                 NO  [X]

                       TABLE OF CONTENTS


Part I                                                      Pages

     Item 1:     Business                                     4-8
     Item 2:     Properties                                     8
     Item 3:     Legal Proceedings                              9
     Item 4:     Submission of Matters to a Vote of Security
                 Holders                                        9

Part II

     Item 5:     Market for Registrant's Common Equity and
                 Related Shareholder Matters                    9
     Item 6:     Plan of Operations                          9-11
     Item 7:     Financial Statements                          11
     Item 8:     Changes in and Disagreements with
                 Accountants on Accounting and Financial
                 Disclosure                                    12

Part III

     Item 9:     Directors, Executive Officers, Promoters
                 And Control Persons; Compliance with
                 Section 16(a) of The Exchange Act          12-13
     Item 10:    Executive Compensation                     13-15
     Item 11:    Security Ownership of Certain Beneficial
                 Owners and Management                      15-16
     Item 12:    Certain Relationships and Related
                 Transactions                               16-17
     Item 13:    Exhibits and Reports on Form 8-K           17-18

Signatures                                                     19

Exhibit Index                                                  20


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

     The Registrant had no income producing oil and gas properties at December 31, 2000. However, an oil and gas test well was drilled in January 2001 on the Registrant's principal asset, the Cheyenne River Prospect described below. The test well encountered continual flows of oil and natural gas during the drilling period and was subsequently completed as an oil well. See "Business-Oil and Gas Prospect" below.

     Forward-Looking Information. All statements, other than statements of historical fact contained in this Form 10-KSB, including statements in "Plan of Operation," "Business," and "Properties" are forward-looking statements. Forward-looking statements generally are accompanied by words such as "anticipate," "believe," "estimate," "expect," "potential,"
"project" or similar statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct. Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements include the need for additional capital, the costs expected to be incurred in the exploration and development of the Registrant's properties, unforeseen engineering, mechanical or technological difficulties in drilling wells, uncertainty of exploration results, operating hazards, competition from other mining and natural resource companies, the fluctuations of prices for oil and gas, the effects of governmental and environmental regulation and general economic conditions. All forward-looking statements in this Form 10-KSB are expressly qualified in their entirety by the cautionary statements in this paragraph.

Oil and Gas Prospect

     In March 1998, the Registrant paid $234,500 to cover the initial expenses of acquiring leases in an oil and gas prospect in the Eastern Powder River Basin in the State of Wyoming (the "Cheyenne River Prospect"). The Registrant also issued an aggregate of 566,000 shares of Common Stock and agreed to grant overriding royalty interests to five individuals as consideration for services performed and to be performed in connection with the acquisition and exploration of the Cheyenne River Prospect. As of the date of this report the parties to the agreement have obtained approximately 100,000 acres of oil and gas leases covering the prospect.

     In November 2000, the Registrant entered into a Farmout Agreement with Empire Petroleum Corporation ("Empire"), a Delaware corporation and successor to Wells Gray Resort and Resources Ltd., which previously entered into a Letter of Intent with the Registrant to test a portion of the prospect. Participating with Empire (50%) in this test are Maxy Resources, LLC (25%), Big Horn Resources Ltd. (15%) and 74305 Alberta Ltd. (10%).

     Pursuant the Farmout Agreement, Empire commenced drilling of the Registrant's Timber Draw 1-AH test well during December 2000 within the 25,000 acre Timber Draw Federal Drilling Unit included in the Registrant's Cheyenne River Prospect. Drilling of the Timber Draw 1-AH test well was completed at a total measured depth of 10,578 feet of which the last
2,030 feet was drilled horizontally through the Newcastle "B" formation (the"Muddy"). During horizontal drilling, flows of oil and gas were encountered. The well was then shut in for the removal of the drilling rig and erection of oil storage tanks and an oil and gas separator, for production testing. On February 13, 2001, production was commenced and continued until March 14, at which time production was shut in to allow performance of pressure surveys and other tests. During this period the well continually flowed oil and gas, with no water, through a 20/64 inch diameter choke, with total production during this time of 4,383 barrels of 44 degree API gravity sweet crude oil and 12,537,000 cubic feet of natural gas, with a BTU content of 1,493. Empire is preparing a production application on the well for submission to the U. S. Bureau of Land Management in order for the well to be designated as a commercial producer under BLM criteria for such designation. With the completion of this well, Empire and its partners have earned a 100% working interest in the test well spacing unit (600 acres), and a 50% working interest in approximately 60,000 acres of the Registrant's Cheyenne River Prospect. The Registrant reserves an overriding royalty interest (7%) until Empire recovers its drilling and completion costs at which time the Registrant's overriding royalty will convert to a 50% working interest. Empire has an option to drill a second test well on the farmout block within six (6) months from completion of the first test well. Should it drill the second test, Empire and its participants will earn an interest in the balance of the farmout lands (approximately 40,000 acres) on the same terms and conditions as the first test well.

     In connection with the Farmout Agreement, the Registrant sold Empire 375,000 restricted shares of its Common Stock for U. S. $0.40 per share for a total purchase price of U.S. $150,000.

Risks Inherent in Oil and Gas Exploration

     Exploration for oil and gas is highly speculative and involves greater risks than many other businesses. The odds against discovering commercially exploitable hydrocarbons are substantial. The Registrant may be required to perform, in some cases, expensive geological and/or seismic surveys with respect to its properties and even if the results of such surveys are favorable, only subsequent drilling at substantial costs can determine whether commercial development of the properties is feasible. Oil and gas drilling is frequently marked by unprofitable efforts, not only from unproductive prospects, but also from productive prospects which do not produce sufficient amounts to return a profit on the amount expended. To further test its Cheyenne River Prospect, the Registrant plans to continue to utilize horizontal drilling, a technology which can drill underbalanced wells horizontally thousands of feet into fractured reservoirs. The Registrant believes horizontal drilling, while more costly than conventional drilling methods, could yield substantial and economic reserves. However, there can be no assurance that the Registrant will be able to discover, develop or produce sufficient reserves to recover the expenses incurred in connection with the exploration of its Cheyenne River Prospect and achieve profitability.

     The Registrant's operations are subject to the substantial operating hazards and risks normally incident to exploring for and developing oil and gas, such as encountering unusual or unexpected formations, interruptions due to adverse weather conditions, unforeseen technical difficulties and equipment breakdowns. The Registrant's oil and gas properties are subject to all the risks normally incident to drilling for and producing oil and gas, including blowouts, cratering and fires. These risks could result in damage to or loss of life and property. Prior to commencement of drilling of the Timber Draw 1-AH test well, Empire obtained insurance coverage which is customary for companies engaged in similar operations. However, the Registrant may not be fully insured against all possible risks.

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

Employees

     The Registrant presently has three officers, (1) Mr. Albert E. Whitehead, Chairman of the Board and Chief Executive Officer who devotes a substantial part of his working time to the affairs of the Registrant,
(2) Mr. Thomas R. Bradley, its President, who devotes all of his working time to the affairs of the Registrant, and (3) Mrs. Jane Bradley, Mr. Bradley's wife, who serves as corporate Secretary and Treasurer of the Registrant, is not compensated for so serving, has no active role and devotes a de minimis amount of time to the Registrant's affairs. The Registrant also employs one full time secretary.

     The Registrant may enter into consulting agreements with independent geologists and other consultants until the Registrant's operations are sufficiently established to warrant expanding its management team. In addition, any exploration work, such as drilling, with respect to the Registrant's properties would be performed by independent contractors. The Registrant will be required to compete with companies with greater financial resources for the qualified geologists, independent contractors and other personnel necessary to operate its business. There can be no assurance that the Registrant will be able to attract and retain the qualified personnel required for the successful exploration and development of its properties.

ITEM 2. PROPERTIES

Cheyenne River Prospect
Powder River Basin, Wyoming

     The Cheyenne River Prospect consists of approximately 100,000 acres of federal, state and fee leases within Campbell, Converse, Niobrara and Weston Counties in Wyoming. The Cheyenne River Prospect consists of gently rolling ranch land with a substantial network of ranch roads which permit easy access. The prospect is located in a mature producing area with an established pipeline and service network.

     Numerous wells were drilled within the project area in the 1950's through the 1970's with initial potential flowing rates in the range of 200 to 1,500 barrels of oil per day. Management believes that these wells may identify a fractured reservoir with the potential for significant oil and gas production. Management seeks to employ horizontal drilling technology to test the reservoir. Horizontal drilling technology has been used successfully to develop fractured oil bearing formations worldwide.

     Pursuant to a Farmout Agreement, a test well has been drilled on the prospect using horizontal drilling technology, and the drilling participants have earned interests in the prospect. See "Business - Oil and Gas Prospect."

     The Registrant's leases in the Cheyenne River Prospect are predominately federal leases. The Registrant's federal leases in the Timber Draw Federal Drilling Unit (relating to approximately 20,661 acres) within the Cheyenne River Prospect have been extended by the Timber Draw 1-AH oil well for so long as it produces oil or gas. There is a possibility of expanding the Timber Draw Federal Drilling Unit which would allow the Registrant to include additional of its federal leases in the Unit, thereby extending their terms for so long as oil and gas is produced from the Unit. The balance of the Registrant's leases in the Cheyenne River Prospect are state and fee leases most of which have initial terms of approximately five years, with two to three remaining. Although some of these could be protected by drilling, it is unlikely that all could be drilled during the remaining terms and some will expire. The Registrant expects that leases critical to the prospect will be renewed unless otherwise protected by drilling and producing operations.

Net Smelter Interest

     Prior to 1995, the Registrant acquired interests in, and conducted surface geology, mapping, sampling and staking of claims on, six gold mining prospects. During or before August 1999, the Registrant relinquished its interest in all of its gold mining prospects, but retained a 1% net smelter interest in two properties.

ITEM 3. LEGAL PROCEEDINGS

     The Registrant is not a party to any pending or threatened legal actions.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable

                                       PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

     The Registrant's Common Stock was listed for trading effective December 21, 1992 by the OTC Bulletin Board and the National Quotation Bureau
"Pink Sheets." The Registrant's trading symbol for the OTC Bulletin Board is "AREC." At the close of business on December 31, 2000, the holders of record of the Registrant's Common Stock numbered 161. High and low bid prices for the Registrant's Common Stock for each quarter within the fiscal years ending December 31, 2000 and 1999 as reported by the OTC Bulletin Board were as follows:

                                         LOW BID         HIGH BID
Quarter Ended March 31, 1999             0.2500          0.3750
Quarter Ended June 30, 1999              0.2500          0.3125
Quarter Ended September 30, 1999         0.2500          0.6563
Quarter Ended December 31, 1999          0.2812          0.6875
Quarter Ended March 31, 2000             0.3750          0.8750
Quarter Ended June 30, 2000              0.2188          0.4688
Quarter Ended September 30, 2000         0.2813          0.8438
Quarter Ended December 31, 2000          0.5313          0.8750

     Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

     The Registrant has never paid any dividends and, due to the present nature of its business activity, payment of dividends is not presently anticipated.

ITEM 6. PLAN OF OPERATION

     As of March 15, 2001, the Registrant had approximately $130,421 cash on hand, which amount includes the proceeds of a $150,000 sale of its common stock which was effected in January 2001. The Registrant expects that its cash on hand will be sufficient to fund its operations for the next 12 months. The Registrant's material commitments consist of annual lease payments on the Cheyenne River Prospect of approximately $142,882, of which $102,942 were paid in March 2001, with $40,424 of this amount paid by the Registrant and the balance of $62,518 paid by the parties to the Farmount Agreement in the Cheyenne River Prospect. The Registrant's additional commitments consist of office lease payments of $3,568.58 per month, and the salary of one secretary. In January 2000, the Registrant sublet a portion of its office space at $1,000.00 per month. Mr. Whitehead serves as an executive officer of the Registrant without compensation. Pending receipt of additional capital by the Registrant, Mr. Bradley suspended his salary during 1999 and, effective January 1, 2000, agreed to serve as an executive officer without compensation. The Registrant has a recorded an accrued liability of $55,339.00 as of December 31, 2000 which represents the amount of Mr. Bradley's suspended salary payments during 1999.

    On April 4, 2000, the Registrant sold 666,666 shares of its Common
Stock at a purchase price of $200,000 to one accredited investor in a private placement under Section 4(2) of the Securities Act. The
Registrant used the proceeds of this offering for working capital purposes.
A $150,000 sale of its common stock was made to Empire Petroleum in January 2001 as a provision of the Farmout Agreement with Empire for drilling the test well on the Registrant's Cheyenne River Prospect. In
March 1999, the Registrant borrowed $105,000 from Albert E. Whitehead
Living Trust pursuant to a promissory note due March 15, 2000 earning interest at the rate of 10% per annum (the "AEW Note"). The proceeds of this loan were used to pay lease rentals on the Cheyenne River Prospect. The AEW Trust also paid the Registrant's day-to-day operating expenses from April through September 1999 including, without limitation, the monthly office lease payments and the salary of the Registrant's secretary.
Amounts paid by Mr. Whitehead were added to the principal of the AEW Note which was $172,754.00 as of December 31, 1999 and $185,508 as of March 15, 2000. On March 15, 2000, the Registrant issued a convertible promissory note due March 15, 2001 in the principal amount of $295,508 to the AEW Trust, bearing interest at the rate of 10% per annum and convertible into shares of the Registrant's common stock at the price of $0.4370 per share, which represented the market price of the Registrant's common stock on such date. The convertible note was issued to the AEW Trust in consideration of the surrender of the original AEW Note and the advancement of an additional $110,000 to the Registrant by the AEW Trust. The proceeds of this additional loan were used to pay lease rentals on the Cheyenne River
Prospect. On March 1, 2001, Albert E. Whitehead, as Trustee of the AEW Trust, exercised the right to convert this note to shares of the Registrant's common stock and received 748,319 restricted shares covering the principal and interest due on this note at March 1, 2001. Mr. Whitehead requested that this new share issue be divided equally between AEW Trust and the Lacy E. Whitehead Living Trust (Lacy E. Whitehead is Mr. Whitehead's spouse and Mr. Whitehead disclaims any interest in her shares in the Registrant).

     In July 1999, the Registrant notified the lessors of 94 of the claims in its Jessup gold exploration property in Nevada, that it was canceling its lease agreement with them. In August 1999, the Registrant transferred its interest in the Verlee and Pancake Summit properties in Nevada to third parties by quitclaim deed in exchange for a 1% net smelter interest in those properties. In August 1999, the Registrant relinquised the remainder of its gold exploration properties to concentrate its activities on its Cheyenne River Prospect. As a result of the cancellation of the leases on the Registrant's gold exploration property located in Churchill County, Nevada (the "Jessup Property"), the transfer of its interests in the Verlee and Pancake Summit Prospects and the decision to relinquish its other gold exploration properties, the Registrant wrote off $793,266.37 of its assets as of September 30, 1999.

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

     The Registrant does not at this time expect any significant change in the number of its employees during 2001. If the Registrant is successful in raising additional capital, it will employ part-time or temporary persons and consultants in situations where special expertise is required.

	During 2001, the Registrant intends to continue to work with Empire to test and, if economically feasible, to exploit the Timber Draw 1-AH well and to further evaluate the Cheyenne River Prospect. Empire had indicated to the Registrant that is may exercise its option to drill a second test well on the Prospect to earn an interest in 40,000 acres of the prospect pursuant to the Farmout Agreement. If the results of tests being conducted on the Timber Draw 1-AH well are satisfactory, drilling may commence on the second test well in June or July of 2001. However, there can be no assurance that a second test well will be drilled or successfully completed.

ITEM 7.  FINANCIAL STATEMENTS

                     AMERICOMM RESOURCES CORPORATION
                      INDEX TO FINANCIAL STATEMENTS

                                                          PAGE
Independent Auditors' Report                              F-2

Balance Sheet - December 31, 2000                         F-3

Statements of Income - For the Years Ended
  December 31, 2000 and 1999                              F-4

Statements for Changes in Stockholders' Equity -
  For the Years Ended December 31, 2000 and 1999          F-5

Statements of Cash Flows - For the Years Ended
  December 31, 2000 and 1999                              F-6

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
                             PH: 918-744-0191
                            FAX: 918-744-5810


To the Board of Directors and Stockholders
Americomm Resources Corporation
Tulsa, Oklahoma

                            Independent Auditor's Report

We have audited the accompanying balance sheet of Americomm Resources Corporation as of December 31, 2000 and the related statements of income, changes in stockholders' equity (deficiency) and cash flows for the years ended December 31, 2000 and 1999 respectively. These financial statements are the responsibility of Americomm Resources Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Americomm Resources Corporation at December 31, 2000, and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999 in conformity with generally accepted accounting principles.

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

Magee Raush & Shelton LLP

February 9, 2001

                            AMERICOMM RESOURCES CORPORATION

                                     BALANCE SHEET

                                   DECEMBER 31, 2000
                                        ASSETS
Current assets:
  Cash and cash equivalents               $ 13,000
  Accounts Receivable                       35,604
  Prepaid expenses                           3,569
                                       ___________

     Total Current Assets                   52,137
                                       ___________

Investments in prospects                   881,407
Property and equipment net of
  accumulated depreciation of $5,197         9,358
                                       ___________
                                           890,765
                                       ___________

                                          $942,938
                                       ___________

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accrued payroll and payroll
    taxes                                 $ 55,339
  Accrued interest - related party          39,691
  Note payable - related party             282,754
                                           _________

     Total current liabilities            $377,784

Stockholders' equity:
  Common stock, $.001 par value;
    authorized 50,000,000 shares,
    14,879,721 shares outstanding,
    with 132 shares held in treasury        14,880
  Capital in excess of par value         2,365,528
  Retained earnings (deficit)           (1,815,254)
                                          __________
     Total stockholders' equity           $565,154
                                          __________
                                          $942,938

See accompanying notes to financial statements.

                             AMERICOMM RESOURCES CORPORATION

                                 STATEMENTS OF INCOME

                     FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                                         For the Years Ended December 31,
                                         _______________________________
                                              2000            1999
                                         ______________   ______________
Revenues:
  Interest income                              3,080              890
                                         ______________   ______________
     Total income                              3,080              890
                                         ______________   ______________

Costs and expenses:
  General and administrative expenses        138,098          184,850
  Disposal of assets                               -          793,266
  Interest expense                            26,015           13,676
                                         ______________   ______________
     Total costs and expenses                164,113          991,792
                                         ______________   ______________
     Net income (loss)                   $  (161,033)     $  (990,902)
                                         ______________   ______________

     Net income (loss) per common share  $      (.01)     $      (.07)
                                         ______________   ______________
Weighted average number of common
  shares outstanding                      14,712,921       13,962,921
                                         ______________   ______________

See accompanying notes to financial statements.

                             AMERICOMM RESOURCES CORPORATION

                       STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                      FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                 COMMON STOCK
                 _________________
                                             Capital in
                             Par             Excess of  Retained
                 Shares      Value  Amount   Par Value  Earnings   Total
                 ____________________________________________________________
BALANCES,
Jan. 1, 1999    $13,879,721 $.001   $13,879  $2,066,529 $(663,319) $1,417,089
  Net loss                                               (990,902)   (990,902)
  Issuance of
   Common Stock     333,334  .001       333      99,667               100,000
                  _________  ____    ______  __________  ________   _________
BALANCES
Dec. 31, 1999    14,213,055  .001    14,212   2,166,196(1,654,221)    526,187
  Net loss                                               (161,033)   (161,033)
  Issuance of
   Common Stock     666,666  .001       668     199,332               200,000
                 __________  ____   _______  __________ _________  __________

BALANCES
Dec. 31, 2000    14,879,721  .001   $14,880  $2,365,528 $(1,815,254)$ 565,154
                 __________  ____   _______  __________ ___________ __________

See accompanying notes to financial statements.

                             AMERICOMM RESOURCES CORPORATION

                                 STATEMENTS OF CASH FLOWS

                      FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                                         For the Years Ended December 31,
                                         ____________________________________
                                               2000              1999
                                         _________________   ________________
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                $ (161,033)         $ (990,902)
  Adjustments to reconcile net loss
   to net cash provided by operating
   activities:
    Depreciation expense                       2,079               2,079
    Disposal of Assets                             -              793,266
 Changes in operating assets and
      liabilities:
      Accounts Receivable                    (35,604)                  -
      Prepaid expenses                          (325)                  -
      Deposits                                 3,244                   -
      Accruals                                25,329              67,019
                                         _________________   ________________
        Total adjustments                      5,277             862,364
        Net cash used by operating
           activities                    $  (166,310)        $  (128,538)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash payments for investments in
   prospects                                (153,843)           (195,286)
                                         ________________   _________________
       Net cash used in
           investing activities             (153,843)           (195,286)
                                         ________________   _________________

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                   200,000             100,000
  Proceeds from note payable-related party   110,000             172,752
                                         ________________   _________________
      Net cash provided by financing
          activities                         310,000             272,752
                                         ________________   _________________
Net decrease in cash and cash
  equivalents                                (10,153)            (51,072)

Cash and cash equivalents, beginning
  of year                                     23,153              74,225
                                         ________________   _________________
Cash and cash equivalents, end of year   $    13,000         $    23,153
                                         ________________   _________________

Supplemental Disclosures
  Interest expense paid                            0                   0
                                         ________________   _________________
  Income taxes paid                                0                   0
                                         ________________   _________________

See accompanying notes to financial statements.

                             AMERICOMM RESOURCES CORPORATION

                              NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 2000 AND 1999

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

Property and Equipment - Property and equipment are carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the property and equipment. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in income for the period. The cost maintenance and repairs is charged to income as incurred, whereas significant renewals and betterments are capitalized and deduction is made for retirements resulting from the renewals or betterments. Depreciation expense was $2,079 for the years ended December 31, 2000 and 1999, respectively.

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

NOTE PAYABLE - RELATED PARTY:

As of December 31, 2000 and 1999, the Company had a note payable of $282,754 and $172,752 respectively, to a director/shareholder, including the original amount of the note of $110,000 and $105,000, and additional amounts of $67,752 of accrued operating expenses paid by the director/ shareholder. Interest is accrued at 10 percent per annum and will be paid upon maturity of the note on March 15, 2001. The director/shareholder as of December 31, 2000 has the option to convert the debt to common stock at any time before to March 15, 2001 at $.4370 per share. At December 31, 2000, the shareholder has not opted to convert the debt. Accrued interest as of December 31, 2000 was $39,691 and $13,676, respectively.

DISPOSAL OF ASSETS:

The Company relinquished its rights and terminated any remaining obligations under the lease agreements of its various gold prospects, in order to concentrate its resources on its oil and gas prospects. The disposal of the gold prospects resulted in a loss of $793,266 for the year ended December 31, 1999.

INCOME TAXES:

The Company has net operating loss carryovers of approximately
$856,000 that expire from the years 2005 to 2020.

The deferred tax assets related to these items are as follows:

     Net operating loss carryover                     $342,000

     Less valuation allowance                          342,000
                                                      ________
     Net deferred tax asset                           $      0
                                                      ________

CAPITAL STOCK:

As outlined in these footnotes, the Company has outstanding options with various parties to purchase its common stock. Due to the stock's market price, these shares have not been included in the weighted average shares computation.

OPERATING LEASE:

The Company leases office space under an operating lease agreement with an unrelated party which will expire in 2003. The lease calls for monthly lease payments of $3,244 for years one and two and then monthly lease payments of $3,569 for year three, and $3,893 for years four and five.
The future minimum lease payments under the operating lease are as follows:

                2001                   $   44,769
                2002                       46,716
                2003                       23,358

The Company currently sublets part of its office space on a month-to-month Basis for approximately $1,000 per month.

Rent expense for the year ended December 31, 2000 and 1999 was $29,877 and $38,930, respectively.

STOCK OPTION PLAN:

The Company has a stock option plan. Under the plan adopted in 1995, the Company may grant options for up to 1,600,000 shares of common stock. The compensation committee of the Board of Directors has sole discretion for the granting of these options. The exercise price of these options is the fair market value on the date of grant. The following stock options are Outstanding at December 31, 2000:

                             Year        Shares Under
                             Granted     Options         Expiration
                             _______________________________________
Officer/Employee             1995       66,666          06/14/05

Officer/Employee             1996      200,000          10/11/06

Others                       1996       10,000          11/28/06

Officer/Employee             1998      100,000          07/09/08

Directors                    1998      300,000          07/09/08

Others                       2000       25,000          03/15/10

Officer/Employee             2000       70,000          03/15/10

Directors                    2000      210,000          03/15/10
                                      _________

                                       981,666
                                      _________

The effect of the exercising of these options has not been included in the calculation of earnings per share.

CONCENTRATION OF CREDIT RISK:

The Company's financial instruments exposed to concentrations of credit risk consist primarily of cash equivalents. The Company maintains its cash balances at one financial institution. The balance is insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2000 and 1999, the Company's deposits were not in excess of the amount insured by the Federal Deposit Insurance Corporation.

GOING CONCERN:

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses from operations and has limited liquid assets that raise substantial doubt about its ability to continue as a going concern. Recurring net losses have resulted in the reported deficit of retained earnings of $1,815,254 on the balance sheet at December 31, 2000.

As of February 2001, the Company raised an additional $150,000 through the sale of 375,000 shares of common stock to one investor at $0.40 per share. The Company expects the proceeds of this private placement to finance it's operational expenses for approximately twelve months.
The Company will be required to raise additional capital, or enter into arrangements with third parties, to finance the exploration of it's properties. During December 2000, the Company discovered oil and gas on its Cheyenne River Prospect. This property has the potential to improve the Company's operating activity. The Company's continued existence is also dependent upon the cooperation and support of it's officers and directors.

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

Name                      Age   Position       Officer Since  Director Since
                          ___   _____________  _____________  ______________
Albert E. Whitehead       71    Chairman of the
                                Board & Chief
                                Executive Officer,
                                Director       March, 1998    December, 1991

Thomas R. Bradley (1)     77    President and
                                Director       March, 1985    March, 1985

Jane Bradley (1)          77    Secretary/
                                Treasurer      December, 1991 N/A

John C. Kinard            67    Director       N/A            June, 1998

George H. Plewes          61    Director       N/A            May, 1995
________________________________________
(1)  The Bradley's are husband and wife

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

     Mr. Kinard has served as President of the Remuda Corporation, a private oil and gas exploration company, since 1967. From 1990 through December 1995, Mr. Kinard also served as President of Glen Petroleum, Inc., a private oil and gas exploration company. Mr. Kinard has also served as the Chairman of Envirosolutions UK Ltd., a private industrial wastewater treatment company since 1990.

     Mr. Plewes has served as Chairman of Southwestern Gold Corporation, Inc. since 1992 and as Chairman of Trans Atlantic Petroleum Corp., a Canadian Public oil exploration and production company in the United States, since 1990.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth for each of the last three fiscal years information concerning all compensation received by the Registrant's executive officers for all services rendered to the Registrant. No other compensation was received by such person or by any other person for services as an executive officer of the Corporation.

                             Summary Compensation Table

                                               Annual Compensation

                                                               Long Term
                                                               Compensation

                                                               Securities
                                               Other Annual    Underlying
Name & Principal Position    Year    Salary    Compensation    Options
_________________________    ____  __________  _______________ ______________
Albert E. Whitehead          2000  $  -0-      -0-              70,000
Chairman and Chief Executive 1999  $  -0-      -0-              -0-
Officer                      1998  $  -0-      -0-             100,000

Thomas R. Bradley            2000  $  -0-      -0-              70,000
President                    1999  $13,542(1)  -0-              -0-
                             1998  $50,500     -0-             100,000

(1)Does not include $55,339 of accrued salary for services rendered in 1999 which amount has been accrued by the Registrant and may be paid if the Registrant is successful in raising additional capital.

                             Option Grants in Last Fiscal Year

	The following table sets forth information regarding the grant of options in the last fiscal year to the Company's executive officers.

                            Individual Grants

                      Number of
                      Securities   % of Total
                      Underlying   Options Granted  Exercise or
                      Option       to Employees in  Base Price   Expiration
Name                  Granted (1)  Fiscal Year      ($/Share)    Date
Albert E. Whitehead   70,000        50%             .04370       3/15/10

Thomas R. Bradley     70,000        50%             .04370       3/15/10

_____________________________
(1)  These options were fully exercisable as of the date of grant.

               Aggregated Option Exercises in Last Fiscal Year
                    and Fiscal Year-End Option Values

     The following table sets forth option exercise activity in the last fiscal year and fiscal year-end option values with respect to the Registrant's only executive officers at year end.

                                                          Value of Unexercised
                                    No. of Unexercised    In-the-Money Options
                                    Options at FY-End (#) at FY-End ($)
                                    _____________________ ____________________

           Shares
           Acquired on  Value
Name       Exercise     Realized($)  Exercis Unexercis    Exercis Unexercis

Albert E.
 Whitehead  -            -          170,000   -           $26,250  -
Thomas R
 Bradley    -            -          436,666   -           $61,533  -

________________________________
(1) Value of unexercised in-the-money options at December 31, 2000 is
    Calculated based on the average of the closing bid and asked prices
    Per share of the Registrant's common stock of $0.812 per share on the last trading day of 2000, less the option exercise price.


Director's Fees

     No director's fees were paid during the fiscal year ended December 31, 2000. On March 15, 2000, each director was granted a stock option entitling him to purchase 70,000 shares of the Registrant's Common Stock at an exercise price of $0.4370 per share.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities and Exchange Act of 1934 requires Directors and executive officers of the Registrant and persons who beneficially own more than 10% of the Registrant's common stock to file reports of ownership and changes in ownership of the Registrant's common stock with the Securities and Exchange Commission. The Registrant is required to disclose delinquent filings of reports by such persons except as follows. Albert E. Whitehead, Chairman, Chief Executive Officer and a director of the Company, was late in Filing one report with respect to one transaction.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table shows certain information, as of March 15, 2001, concerning ownership of the Registrant's only class of outstanding securities, common stock, by each of the Registrant's directors, and executive officers, and by the Registrant's directors and executive officers as a group and by other persons known to the Registrant to beneficially own more than five percent thereof:

Name and Address             Amount and Nature
of Beneficial Owner        of Beneficial Ownership(1)  Percent of Class(1)
___________________        _______________________     ________________

Albert E. Whitehead        3,539,537 (2)               20.8%
2440 S. Terwilleger Blvd.
Tulsa, OK  74114

George H. Plewes             436,666 (3)                2.6%
The Regency
Margaret Suite
22 Cavendish Road
Pembroke HM19
Bermuda

Thomas R. Bradley            970,000 (4)                5.7%
6617 South New Haven
Tulsa, OK  74136

John C. Kinard               481,331 (5)                2.8%
240 Cook Street
Denver, CO  80206-0590

Directors and Executive Officers as a Group:

(4 persons)                5,376,105 (6)               31.7%

Other Five Percent Owners:

Southwestern Gold          1,333,333 (7)                7.9%
   Corporation
P. O. Box 10102
#1650-701 West Georgia Street
Vancouver, B.C.  V7Y 1C6
Canada

Louis Marx, Jr.            1,000,000                    5.9%
667 Madison Avenue
New York, New York 10021
_________________________________
(1) Except as set forth below, to the best of the Registrant's knowledge, each beneficial owner has sole voting power and sole investment power.
    For each individual, the beneficial ownership information set forth above includes shares currently issuable upon exercise of outstanding stock options granted to such individuals.  Percentage ownership is based on 16,984,574 shares outstanding as of March 15, 2001.  Shares of common stock issuable within 60 days of March 15, 2001 upon exercise of stock options or conversion of convertible securities are deemed to be outstanding and to be beneficially owned by the person holding the option or convertible security for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(2) Includes 876,111 shares owned by Mr. Whitehead's spouse in which he disclaims any interest, and 170,000 shares issuable upon exercise of a vested stock options.
(3) Includes 170,000 shares issuable upon exercise of a vested stock options.
    Does not include shares beneficially owned by Southwestern Gold
    Corporation, of which Mr. Plewes is the Chairman.
(4) Includes 436,666 shares issuable upon exercise of a vested stock options.
(5) Includes 150,000 shares owned by Mr. Kinard's spouse in which he disclaims interest and 170,000 shares issuable upon exercise of a vested stock options.
(6) Includes shares issuable upon exercise of a vested stock option.
(7) Shares are held by Southwestern Gold U.S.A., Inc., a wholly-owned subsidiary of Southwestern Gold Corporation.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In March 1999, the Registrant borrowed $105,000 from the Albert E. Whitehead Living Trust pursuant to a promissory note due March 15, 2000 earning interest at the rate of 10% per annum (the "AEW Note"). The AEW Trust is a revocable trust for the benefit of Mr. Whitehead's spouse. Mr. Whitehead, a director, executive officer and significant shareholder of the Registrant, is the settlor and trustee of the AEW Trust. The proceeds of this loan were used to pay lease rentals on the Cheyenne River Prospect. The AEW Trust also paid the Registrant's day-to-day operating expenses from April through September 1999 including, without limitation, the monthly office lease payments and the salary of the Registrant's secretary. Amounts paid by Mr. Whitehead were added to the principal of the AEW Note which was $172,754.00 as of December 31, 1999 and $185,508 as of March 15, 2000. On March 15, 2000, the Registrant issued a convertible promissory note due March 15, 2001 in the principal amount of $295,508 to the AEW Trust, bearing interest at the rate of 10% per annum and convertible into shares of the Registrant's common stock at a price of $0.4370 per share, which represented the market price of the Registrant's common stock on such date. The convertible note was issued to the AEW Trust in consideration of the surrender of the original AEW Note and the advancement of an additional $110,000 to the Registrant by the AEW Trust. The proceeds of this additional loan were used to pay lease rentals on the Cheyenne River Prospect. On
March 1, 2001 Albert E. Whitehead, as trustee of the AEW Trust, exercised the right to convert this note to shares of the Registrant's common stock and received 748,319 shares covering the principal and interest due on this note at March 1, 2001. Mr. Whitehead requested that this new share issue be divided equally between the AEW Trust and the Lacy E. Whitehead Living Trust (Lacy E. Whitehead is Mr. Whitehead's spouse and Mr. Whitehead disclaims any interest in her shares in the Registrant).

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit                                          Page(s) of this Form or
Number     Exhibit Description                   Report Previously Filed*
______     ___________________                   ________________________
3          Articles of Incorporation, as
           amended, and Bylaws

           (a) Articles of Incorporation,        Form 10-QSB for quarter
               as amended                        ended September 30, 1995
                                                 as filed November 6, 1995

           (b) Bylaws, as amended                Form 10-QSB for quarter
                                                 ended March 31, 1998
                                                 as filed May 15, 1998

4          Instruments defining the rights of
           security holders including
           debentures

           (a) Excerpts from Articles of         Form 10-QSB for quarter
               Incorporation, as amended         ended September 30, 1995
                                                 as filed November 6, 1995

           (b) Excerpts from Bylaws, as          Form 10-QSB for quarter
               amended                           ended March 31, 1998
                                                 as filed May 15, 1998

10         Material Contracts

           (a) 1995 Stock Option Plan**          Proxy Statement dated
                                                 June 13, 1995
                                                 as filed June 14, 1995

           (b) Form of Stock Option Agreement**  Form 10-KSB for the year ended December 31, 1995
                                                 as filed March 29, 1996

           (c) Americomm Cheyenne River          Form 10-QSB for the
               Prospect Agreement by and         quarter ended June 30,
               among the Registrant, Fred        1998
               S. Jensen, Richard A. Bate,       as filed August 12, 1998
               A. R. Briggs and Thomas L.
               Thompson

           (d) Promissory Note date March 15,    Form 10-QSB/A for
               2000 issued to Albert E.          the quarter ended March
               Whitehead Living Trust            31, 2000
                                                 as filed November 14, 2000

           (e) Farmout Agreement dated           Filed herewith
               November 15, 2000 among
               the Registrant and the
               other parties named therein

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

                                         AMERICOMM RESOURCES
                                            CORPORATION


March 29, 2001                      By:  /s/Thomas R. Bradley
DATE                                     THOMAS R. BRADLEY
                                         President

In accordance with the Exchange Act this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 29, 2001                      By:  /s/A. E. Whitehead
                                         A. E. WHITEHEAD, Chief Executive
                                         Officer and Director (Principal
                                         Executive Officer)


March 29, 2001                      By:  /s/Thomas R. Bradley
                                         THOMAS R. BRADLEY, President and
                                         Director (Principal Financial and
                                         Accounting Officer)


March 29, 2001                      By:  /s/George H. Plewes
                                         GEORGE H. PLEWES, Director


March 29, 2001                      By:  /s/John C. Kinard
                                         JOHN C. KINARD, Director