Form 10KSB/A
period 2000-12-31
AMERICOMM RESOURCES CORP
filed 2001-05-07
CIK 887396

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 1

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 16,002,908 shares of Common Stock, par value $0.001 per share, as of March 15, 2001.

Documents incorporated by reference:  NONE

Transitional Small Business Disclosure Format:

                 YES [ ]                 NO  [X]
                     ____________________________

     The Registrant has filed this Amendment No. 1 to its Annual Report on Form 10-KSB for the year ended December 31, 2000 in order to correct the number of shares of Common Stock indicated on the cover page of the Form 10-KSB as being outstanding as of March 15, 2001. Such corrected number of outstanding shares is 16, 002,908, and the number of shares indicated on the cover page of the Form 10-KSB as originally filed inadvertently included shares issuable upon exercise of outstanding stock options

                     ____________________________

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                         AMERICOMM RESOURCES
                                            CORPORATION


Date:  May 7, 2001                  By:  /s/Thomas R. Bradley
                                         THOMAS R. BRADLEY
                                         President