Form 10QSB
period 2001-03-31
AMERICOMM RESOURCES CORP
filed 2001-05-11
CIK 887396

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB


(Mark One)

[X]  Quarterly Report Pursuant to Section 13 OR 15(d) of the
     Securities Exchange Act of 1934

For the quarterly period ended             MARCH 31, 2001

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

    Common Stock, $.001 Par Value - 16,002,908 shares outstanding as of April 30, 2001.

Transitional Small Business Disclosure Format: [] Yes   [X] No


                       AMERICOMM RESOURCES CORPORATION

                          INDEX TO FORM 10-QSB


Part I.         FINANCIAL INFORMATION               Page

Item 1.         Financial Statements

                Balance Sheet at March 31, 2001
                (Unaudited)                            3

                Statement of Income for the three
                months ended March 31, 2001
                and March 31, 2000
                (Unaudited)                            4

                Statement of Cash Flows for the
                three months ended March 31, 2001
                and March 31, 2000
                (Unaudited)                            5

                Notes to Financial Statements          6

Part II. OTHER INFORMATION

Item 2.  Changes in Securities                        10

Item 6.  Exhibits and Reports on Form 8-K             10

Signatures                                            11


Item 1.  FINANCIAL STATEMENTS

                       AMERICOMM RESOURCES CORPORATION

                              BALANCE SHEET

                               (UNAUDITED)

                             MARCH 31, 2001

                                 ASSETS


Current assets:
  Cash and cash equivalents                      $      82,988
  Accounts receivable                                   35,604
                                                 _____________

     Total current assets                              118,592
                                                 _____________

Investments in prospects                               926,946
Property & equipment net of accumulated
   depreciation of $3,799                                8,834
                                                 _____________

     Total property & equipment                        935,780
                                                 _____________

TOTAL ASSETS                                     $   1,054,372
                                                 _____________


            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accrued payroll                                      55,395
  Payroll taxes payable                                  (112)
                                                 ____________

     Total current liabilities                         55,283
                                                 ____________

Stockholders' equity:
  Common stock, $.001 par value;
    authorized 50,000,000 shares
    16,003,040 shares issued, of which
    132 shares are held in Treasury                   16,003
  Capital in excess of par value                   2,841,420
  Retained earnings                               (1,815,254)
  Net income (loss)                               (   43,080)
                                                 ___________

     Total stockholders' equity                      999,089
                                                 ___________

TOTAL LIABILITIES AND EQUITY                     $ 1,054,372
                                                 ___________


See accompanying notes to financial statements.


                        AMERICOMM RESOURCES CORPORATION

                             STATEMENT OF INCOME

                                (UNAUDITED)

                            FOR THE THREE MONTHS

                   ENDED MARCH 31, 2001 AND MARCH 31, 2000



                                       Three Months   Three Months
                                              Ended          Ended
                                          March 31,      March 31,
                                               2001           2000
                                       ____________   ____________

Revenues:
  Income                               $          0   $          0
                                       ____________   ____________

     Total income                                 0              0
                                       ____________   ____________

Costs and expenses:
  General and administrative
    Expenses                                39,757          27,303
                                       ___________    ____________

     Total costs and expenses               39,757          27,303
                                       ___________    ____________

Other (income) & expenses:
  Interest income                           (1,199)              0
  Miscellaneous income                      (   47)              0
  Interest expense                           4,571               0
                                       ___________    ____________
     Total other (income) expenses           3,323               0
                                       ___________    ____________

  Net income (loss)                    $   (43,080)   $    (27,303)
                                       ___________    ____________
  Net income (loss)
    per common share                             0               0
                                       ___________    ____________

Weighted average number of
  common shares outstanding             16,003,040      14,212,923
                                       ___________    ____________

See accompanying notes to financial statements


                        AMERICOMM RESOURCES CORPORATION

                           STATEMENT OF CASH FLOWS

                                (UNAUDITED)

                            FOR THE THREE MONTHS

                   ENDED MARCH 31, 2001 AND MARCH 31, 2000


                                       Three Months   Three Months
                                              Ended          Ended
                                          March 31,      March 31,
                                               2001           2000
                                       ____________   ____________


CASH FLOWS FROM OPERATING ACTIVITIES:
  Operations:
  Net income (loss)                    $    (43,080)  $    (27,303)
    Adjustments to reconcile net
    loss to net cash provided
    by operating activities:
    Depreciation expense                        525            681
  Changes in operating assets
    and liabilities:
    Prepaid expenses                          3,569          3,244
    Deposits                                      0          3,244
    Accruals                                (39,747)             0
                                        ___________    ___________

  Total adjustments                         (35,653)         7,169
                                        ___________    ___________
  Net cash provided (used)
    by operating activities                 (78,733)       (20,134)
                                        ___________    ___________

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash payments for investments
    in prospects                            (45,541)      (108,299)
                                        ___________    ___________
  Net cash provided (used)
    by investing activities                 (45,541)      (108,299)
                                        ___________    ___________

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                  477,016              0
  Proceeds from note payable -
    related party                                 0        110,000
  Repayment of note payable -
    related party                          (282,754)             0
                                        ___________    ___________

  Net cash provided (used) by
    financing activities                    194,262        110,000
                                        ___________    ___________

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                            69,988         (18,433)

CASH AND CASH EQUIVALENTS,
  beginning of year                         13,000          23,153
                                       ___________    ___________

CASH AND CASH EQUIVALENTS,
  end of quarter                       $    82,988    $     4,720
                                       ___________    ___________

See accompanying notes to financial statements.


                        AMERICOMM RESOURCES CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

                                (UNAUDITED)


1.	BASIS OF PRESENTATION:

In the opinion of management the accompanying unaudited financial statements contain all adjustments, all of which were of a normal recurring nature, necessary to summarize fairly the Registrant's financial position and results of operations. The results of operations for the three months ended March 31, 2001 may not be indicative of the results that may be expected for the year ending December 31, 2001. These statements should be read in conjunction with the financial statements and notes thereto included in the Registrant's Form 10-KSB for its fiscal year ended December 31, 2000.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Oil and gas properties - The Company uses the successful efforts method of accounting for its oil and gas activities. Costs incurred are deferred until exploration and completion results are evaluated. At such time, costs of activities with economically recoverable reserves are capitalized as proven properties, and costs of unsuccessful or uneconomical development work are expensed.

Cash and cash equivalents - The Company defines cash and cash equivalents to be cash on hand, cash in checking accounts, certificates of deposit, cash in money market accounts and certain investments with maturities of three months or less from the date of purchase.

3.	INCOME TAXES:

As of December 31, 2000, the Company has tax net operating loss carryforwards totaling approximately $856,000. If not used, these carryforwards will expire in the years 2005 to 2020.

Item 2.  PLAN OF OPERATION

	All statements, other than statements of historical fact contained in this report are forward-looking statements. Forward-looking statements generally are accompanied by words such as "anticipate," "believe," "estimate," "expect," "may," "might," "potential," "project" or similar statements.
Although the Registrant believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct. Factors that could cause the Registrant's results to differ materially from the results discussed in such forward-looking statements include the need for additional capital, the costs expected to be incurred in the exploration and development of the Registrant's properties, unforeseen engineering, mechanical or technological difficulties in drilling wells, uncertainty of exploration results, operating hazards, competition from other natural resource companies, the fluctuations of prices for oil and gas, the effects of governmental and environmental regulation, general economic conditions and other risks described in the Registrant's filings with the Securities and Exchange Commission. Accordingly, the actual results of the Registrant's operations in the future may vary widely from the forward-looking statements included herein, and all forward-looking statements in this Report are expressly qualified in their entirety by the cautionary statements in this paragraph.

     The Registrant had no income producing oil and gas properties at March 31, 2001. However, an oil and gas test well was drilled in January 2001 on the Registrant's principal asset, the Cheyenne River Prospect. The test well encountered flows of oil and natural gas during the drilling period and was subsequently completed as an oil well as described below.

     As of April 30, 2001, the Registrant had approximately $28,138.58 cash on hand, which amount includes the proceeds of a $150,000 sale of its common stock which was effected in January, 2001. The Registrant expects that its cash on hand will be sufficient to fund its operations for the next 3 months. The Registrant's material commitments consist of annual lease payments on the Cheyenne River Prospect of approximately $142,882, of which $102,942 were paid in March 2001, with $40,424 of this amount paid by the Registrant and the balance of $62,518 paid by the parties to the Farmout Agreement in the Cheyenne River Prospect.
The Registrant's additional commitments consist of office lease payments of $3,568.58 per month and the salary of one secretary. In January 2000, the Registrant sublet a portion of its office space at $1,000.00 per month. Mr. Whitehead serves as an executive officer of the Registrant without compensation. Pending receipt of additional capital by the Registrant, Mr. Bradley suspended his salary during 1999 and, effective January 1, 2000, agreed to serve as an executive officer without compensation. The Registrant has recorded an accrued liability of $55,395 as of December 31, 2000, represented the amount of Mr. Bradley's suspended salary payments during 1999. This suspended salary amount was paid to Mr. Bradley on April 3, 2001.

     On April 4, 2000, the Registrant sold 666,666 shares of its Common Stock at a purchase price of $200,000 to one accredited investor in a private placement under Section 4(2) of the Securities Act. The Registrant used the proceeds of this offering for working capital purposes. A $150,000 sale of its common stock was made to Empire Petroleum Corporation in January 2001 as a provision of the Farmout Agreement with Empire for drilling the test well on the Registrant's Cheyenne River Prospect. In March 1999, the Registrant borrowed $105,000 from Albert E. Whitehead Living Trust pursuant to a promissory note due March 15, 2000 earning interest at the rate of 10% per annum (the "AEW Note"). The proceeds of this loan were used to pay lease rentals on the Cheyenne River Prospect.
The AEW Trust also paid the Registrant's day-to-day operating expenses from April through September 1999 including, without limitation, the monthly office lease payments and the salary of the Registrant's secretary. Amounts paid by Mr. Whitehead were added to the principal of the AEW Note which was $172,754.00 as of December 31, 1999 and $185,508 as of March 15, 2000. On March
15, 2000, the Registrant issued a convertible promissory note due March 15, 2001 in the principal amount of $295,508 to the AEW Trust, bearing interest at the rate of 10% per annum and convertible into shares of the Registrant's common stock at the price of $0.4370 per share, which represented the market price of the Registrant's common stock on such date. The convertible note was issued to the AEW Trust in consideration of the surrender of the original AEW Note and the advancement of an additional $110,000 to the Registrant by the AEW Trust. The proceeds of this additional loan were used to pay lease rentals on the Cheyenne River Prospect. On March 1, 2001, Albert E. Whitehead, as Trustee of the AEW Trust, exercised the right to convert this note to shares of the Registrant's common stock and received 748,319 shares covering the principal and interest due on this note at March 1, 2001. Mr. Whitehead requested that this new share issue be divided equally between the AEW Trust and the Lacy E. Whitehead Living Trust (Lacy E.
Whitehead is Mr. Whitehead's spouse, and Mr. Whitehead disclaims any interest in her shares in the Registrant).

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

     Pursuant to the Farmout Agreement, Empire commenced drilling of the Registrant's Timber Draw 1-AH test well during December 2000 within the 25,000 acre Timber Draw Federal Drilling Unit included in the Registrant's Cheyenne River Prospect. Drilling of the Timber
Draw 1-AH test well was completed at a total measured depth of 10,578 feet of which the last 2,030 feet was drilled horizontally through the Newcastle "B" formation (the "Muddy"). During horizontal drilling, flows of oil and gas were encountered. The well was then shut in for the removal of the drilling rig and erection of oil storage tanks and an oil and gas separator, for production testing.
On February 13, 2001, production was commenced and continued until March 14, at which time production was shut in to allow performance of pressure surveys and other tests. During this period the well continually flowed oil and gas, with no water, through a 20/64 inch diameter choke, with total production during this time of 4,383 barrels of 44 degree API gravity sweet crude oil and 12,537,000 cubic feet of natural gas, with a BTU content of 1,493. Empire is preparing a production application on the well for submission to the U. S. Bureau of Land Management in order for the well to be designated as a commercial producer under BLM criteria for such designation. With the completion of this well, Empire and its partners have earned a 100% working interest in the test well spacing unit (600 acres), and a 50% working interest in approximately 60,000 acres of the Registrant's Cheyenne River
Prospect.  The Registrant reserves an overriding royalty interest
(7%) until Empire recovers its drilling and completion costs at which time the Registrant's overriding royalty will convert to a 50% working interest. Empire has an option to drill a second test well on the farmout block within six (6) months from completion of the first test well. Should it drill the second test, Empire and its participants will earn an interest in the balance of the farmout lands (approximately 40,000 acres) on the same terms and conditions as the first test well.

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

     The Registrant does not at this time expect any significant change in the number of its employees during the next twelve months. If the Registrant is successful in raising additional capital, it will employ part-time or temporary persons and consultants in situations where special expertise is required.

     During the next twelve months, the Registrant intends to continue to work with Empire to test and, if economically feasible, to exploit the Timber Draw 1-AH well and to further evaluate the Cheyenne River Prospect. Empire has indicated to the Registrant that it may exercise its option to drill a second test well on the prospect to earn an interest in 40,000 acres of the prospect pursuant to the Farmout Agreement. If the results of tests being conducted on the Timber
Draw 1-AH well are satisfactory, drilling may commence on the second test well in June or July of 2001. However, there can be no assurance that a second test well will be drilled or successfully completed.


PART II.     OTHER INFORMATION

Item 2.      CHANGES IN SECURITIES

             Recent Sales of Unregistered Securities

During January 2001 in connection with the Farmout Agreement relating to its Cheyenne River Prospect, the Registrant sold to Empire Petroleum Corporation 375,000 shares of Common Stock for $0.40 per share for a total purchase price of $150,000.

     During March 2001, as described elsewhere herein, the Registrant issued 748,319 shares of common stock to the Albert E. Whitehead Living Trust upon conversion by such trust of a convertible promissory note due March 15, 2001. The convertible promissory note had an outstanding balance of principal and accrued interest of $327,015.63 and was convertible at the rate of $0.4370 per share of common stock, which represents the market price of the common stock on the date this convertible promissory note was issued.

     All of such shares were issued in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended. Among the facts supporting the Registrant's reliance on such exemption are that the shares were issued to a small number of sophisticated purchasers and that the purchasers acquired the shares for their own accounts and without intention of distributing or reselling the shares except in compliance with applicable securities laws. The shares bear appropriate restrictive legends.

Item 6.      Exhibits and Reports on Form 8-K

             (a)   Exhibits

                   10.1 Common Stock Purchase Agreement dated as of November 15, 2000 by and between the Registrant and Empire Petroleum Corporation.

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

                                             AMERICOMM RESOURCES
                                                 CORPORATION

Date:  May 11, 2001                          By:  /s/ Thomas R. Bradley
                                             Thomas R. Bradley
                                             President & Chief Financial
                                             Officer (Principal
                                             Financial and
                                             Accounting Officer)