Form 10QSB
period 2001-06-30
AMERICOMM RESOURCES CORP
filed 2001-08-27
CIK 887396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

                                                    (Mark One)

                                                        [X] Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2001

                                                        [ ] Transition Report Under Section 13 or 15(d) of the Exchange Act

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

Common Stock, $.001 Par Value – 23,495,259 shares outstanding as of June 30, 2001.

Transitional Small Business Disclosure Format: [ ] Yes [X] No

AMERICOMM RESOURCES CORPORATION

Item 1. FINANCIAL STATEMENTS

AMERICOMM RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEET

ASSETS	June 30, 2001	December 31, 2000
Current assets:	(UNAUDITED)
Cash and cash equivalents	$ 33,249	$ 13,000
Accounts receivable Prepaid expenses	197,472 11,629	35,604 3,569
Total current assets	242,350	52,173

Property & equipment net of accumulated depreciation and depletion	7,065,114	890,765

	$ 7,307,464	$ 942,938

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities Note payable (Note 4)	$ 290,578 116,000	$ 95,030 -
Debenture payable to affiliate	66,000	282,754
Total current liabilities	472,578	377,784

Deferred Taxes	1,250,000
Stockholders' equity:
Common stock at par value	23,495	14,880
Additional paid in capital Accumulated deficit	7,444,673 (1,883,282)	2,365,528 (1,815,254)
Total stockholders' equity	5,584,886	565,154
	$ 7,307,464	$ 942,938

See accompanying notes to financial statements.

AMERICOMM RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Oil and gas sales Revenues, net	$ 12,410	$ -	$ 12,410	$ -
Less royalties	(2,482) 9,928	- -	(2,482) 9,928	- -
Costs and expenses: Operating expenses General and Administrative Depletion and depreciation	10,154 32,358 1,050	- 56,723 -	10,154 72,115 1,050	- 84,026 -
	43,562	56,723	83,319	84,026
Operating loss	(33,634)	(56,723)	(73,391)	(84,026)

Other income and expense:
Interest income	8,688	-	6,919	1,721
Interest expense		-	(1,556)	-
Total other income and expense	8,688	-	5,383	1,721

Net loss	$ (24,946)	$ (56,723)	$ (68,028)	$(82,305)

Net loss per common share	$ 0.00	$ 0.00	$ 0.00	$ 0.01
Weighted average number of common shares outstanding	18,472,914	14,879,589	17,000,807	14,879,589

See accompanying notes to financial statements

AMERICOMM RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

Six Months Ended
	June 30, 2001	June 30, 2000
Cash flows from operating activities:
Net loss	$ (68,028)	$ (82,305)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,050	1,363
(Increase) decrease in assets: Accounts receivable	(161,868)	-
Prepaid expenses	(8,060)	3,244
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	195,548	3,188
Net cash used in operating activities	(41,358)	(74,510)

Cash flows from investing activities:
Cash payments for investments in prospects	(751,436)	(127,045)
Net cash used in investing activities	(751,436)	(127,045)

Cash flows from financing activities:
Issuance of Common Stock	913,797	200,000
Proceeds (repayment) of note payable – related party	(100,754)	110,000
Net cash provided by financing activities	813,043	310,000

Net increase in cash	20,249	108,445

Cash – Beginning	13,000	23,153
Cash – Ending	$33,249	$ 131,598

See accompanying notes to financial statements

AMERICOMM RESOURCES CORPORATION

NOTES TO CONSOLDIATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements of Americomm Resources Corporation ("Americomm", or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position, the results of operations, and the cash flows for the interim periods are included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

The consolidated financial statements for the period ended June 30, 2001 include the accounts of the Company and one month of operation of its wholly owned subsidiary, Empire Petroleum Corporation.

The information contained in this Form 10-QSB should be read in conjunction with audited financial statements and related notes for the year ended December 31, 2000 which are contained in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission (the "SEC") on March 29, 2001, Form 10KSB/A Number 1 filed on May 7, 2001.

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

3. INCOME TAXES:

As of June 30, 2001 the Company has tax net operating loss carry forwards totaling approximately $1,898,000. If not used, these carry forwards will expire in the years 2001 to 2020. Limitations may be placed on utilization of losses amounting to approximately $144,000 from Americomm’s wholly owned subsidiary.

4. NOTES PAYABLE - AFFILILATES

Note payable and debenture payable to an affiliate. On June 4, 2001 the corporation received proceeds from two notes payable in the amount of $116,000 and further signed a debenture note payable from an affiliated person for a further $66,000. These notes are unsecured and bear interest at 12% per year, with interest payable monthly. They are due and payable by the corporation on June 4, 2002 including a 3% premium on the principal amounts due. In no event shall interest to be paid exceed an amount equal to simple interest on the unpaid principal balances of the notes at the maximum rate permitted by applicable law.

5. EMPIRE PETROLEUM CORPORATION ACQUISITION

On May 29, 2001 Americomm acquired Empire Petroleum Corporation, a private company that owns a 25% interest in the Cheyenne River Prospect, increasing Americomm's working interest in the Cheyenne River Wyoming Prospect to 75%. The acquisition of Empire was accomplished by the issue of 7,492,351 Americomm common shares or 30.6% of the total 24,476,925 shares now outstanding on a fully diluted basis. The Company's shares issued were valued at $0.55 each for this transaction. The acquisition is accounted for as follows:

USD

Value of shares issued                              4,120,793

Current assets                                              347,762

Investments                                                  206,250

Current Liabilities                                       (607,182)

Deferred Taxes                                       (1,250,000)

Petroleum and natural gas properties       5,423,963

   4,120,793

Management changes concurrent with the Empire acquisition include the appointment of John P. McGrain as Chairman and Chief Executive Officer, and Thomas J. Jacobsen as President and Chief Operating Officer of the combined company. Mr. McGrain, has 30 years experience as an investor with a focus on oil and gas companies and is currently the Chairman of Westlinks Resources (Nasdaq: WLKS). Mr. Jacobsen, also a Director of Westlinks, has more than 40 years experience in the oil and gas industry within Canada, the United States and internationally.

The Board of Directors is now comprised of John P. McGrain, Thomas J. Jacobsen, Albert E. Whitehead, Thomas R. Bradley and John C. Kinnard. George H. Plewes has resigned as a director. Al Whitehead and Tom Bradley, in addition to their board duties, will continue to manage the company's land inventory of over 100,000 acres of leases.

<

6. SUBSEQUENT EVENT

On July 20, 2001 the Board of Directors approved the merger of Americomm with its now wholly owned subsidiary Empire Petroleum Corporation and the simultaneous change in the name of Americomm to Empire Petroleum Corporation. Both the merger and name change were effective August 15, 2001.

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

Americomm has no income producing oil and gas properties at June 30, 2001. However, an oil and gas test well was drilled in January 2001 on the Cheyenne River Prospect. The test well encountered flows of oil and natural gas during the drilling period and was subsequently completed as an oil well as described below.

As of June 30, 2001, Americomm had $32,889 of cash on hand and $150,000 in marketable securities. Americomm expects that its cash on hand will be sufficient to fund its operations for the next 3 months. Americomm’s material commitments consist of annual lease payments on the Cheyenne River Prospect of approximately $142,882, of which $102,942 were paid in March 2001, with $40,424 of this amount paid by the Registrant and the balance of $62,518 paid by the parties to the Farmout Agreement in the Cheyenne River Prospect. The Registrant's additional commitments consist of office lease payments of $3,568 per month and the salary of one secretary. In January 2000, the Registrant sublet a portion of its office space at $1,000 per month. Mr. McGrain serves as an executive officer of the Registrant without compensation.

The Company continued to test, by different production methods, its timber Draw Unit #1-AH oil and gas well. A pressure build-up test was conducted during the month of April 2001 that resulted in a steady build-up to 1750 pounds of pressure on both the casing and tubing valves. From February 13, 2001 to June 22, 2001, the well flowed 8,139 Barrels of 44 degree light gravity sweet crude and 29,072,000 cubic feet of natural gas, with a BTU content of 1493. The well was shut-in on June 22, 2001 to conserve the gas production being flared. Since additional drilling is planned during the fourth quarter of 2001, the Company deemed it prudent to discontinue the production until more wells are drilled and a pipeline connection is available to take the gas. The Company is also studying the feasibility of conducting a 3-D seismic survey in the area surrounding the Timber Draw Unit #1-AH well. Company technical personnel have evaluated 3-D seismic data obtained by another company in the general prospect area and found the data to be high quality and which could be useful in developing a prospect such as Cheyenne River.

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

Americomm does not at this time expect any significant change in the number of its employees during the next twelve months. If Americomm is successful in raising additional capital, it will employ part-time or temporary persons and consultants in situations where special expertise is required.

PART II. OTHER INFORMATION

Item 2. CHANGES IN SECURITIES

Recent Sales of Unregistered Securities

On June 29, 2001, Americomm issued 7,492,351 shares of Common Stock in conjunction with the acquisition of Empire Petroleum Corporation.

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

Item 5. Other information

On July 20, 2001 the Board of Directors approved the merger of Americomm with its wholly owned subsidiary Empire Petroleum Corporation and the simultaneous change in the name of Americomm to Empire Petroleum Corporation. Both the merger and name change are effective August 15, 2001.

Item 6. Exhibits and Reports on Form 8-K

Exhibits - none

Reports on Form 8-K.

A form 8-K was filed June 30, 2001 regarding the acquisition of Empire Petroleum Corporation. An amended form 8-K regarding the acquisition of Empire Petroleum Corporation was filed July 23, 2001.

AMERICOMM RESOURCES CORPORATION

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICOMM RESOURCES CORPORATION

Date: August 24, 2001                          By: /s/ Thomas J. Jacobsen

Thomas J. Jacobsen

                                                            President & Chief Operating Officer