Form 10QSB
period 2001-09-30
AMERICOMM RESOURCES CORP
filed 2001-12-07
CIK 887396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

                                                    (Mark One)

   [X] Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001

[] Transition Report Under Section 13 or 15(d) of the Exchange Act

For the transition period from _______________to________________

Commission file number 0-20193

EMPIRE PETROLEUM CORPORATION

(Exact name of small business issuer as specified in its Charter)

DELAWARE	95-4833049
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

610, 715 – 5th AVENUE, S.W., Calgary, Alberta, Canada	T2P 2X6
(Address of principal executive offices)	(Zip Code)
(Issuer's telephone number)	(403) 262-1118

Americomm Resources Corporation

(Former name, former address and former fiscal year, if changed since last report)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.001 Par Value – 23,495,259 shares outstanding as of September 30, 2001.

Transitional Small Business Disclosure Format: [ ] Yes [X] No

EMPIRE PETROLEUM CORPORATION

Item 1. FINANCIAL STATEMENTS

EMPIRE PETROLEUM CORPORATION

BALANCE SHEET

ASSETS	September 30, 2001	December 31, 2000
Current assets:	(Unaudited)
Cash and cash equivalents	$ 32,218	$ 13,000
Accounts receivable Prepaid expenses	157,249 2,783	35,604 3,569
Total current assets	192,250	52,173

Investment in prospects	-	881,407
Property & equipment net of accumulated depreciation and depletion	7,036,854	9,358

	$ 7,229,104	$ 942,938

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities Notes payable (Note 3)	$ 273,534 116,000	$ 95,030 -
Notes payable to affiliate (Note 3)	66,000	282,754
Total current liabilities	455,534	377,784

Long-term note payable (Note 3)	30,000	-
Deferred taxes	1,250,000	-
Total liabilities	1,735,534	377,784
Stockholders' equity:
Common stock at par value	23,495	14,880
Additional paid in capital Accumulated deficit	7,444,673 (1,974,598)	2,365,528 (1,815,254)
Total stockholders' equity	5,493,570	565,154
	$ 7,229,104	$ 942,938

See accompanying notes to financial statements.

EMPIRE PETROLEUM CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Revenue: Revenues, net	$ -	$ -	$ 12,410	$ -
Less royalty expense	-	-	(2,482)	-
	-	-	9,928	-
Costs and expenses:
Operating expenses	7,446	-	17,600	-
General and administrative	77,952	26,295	150,067	108,369
Depletion and amortization	-	-	1,050	2,043
	85,398	26,295	168,717	110,412
Operating loss	85,398	26,295	158,789	110,412

Other income and expense:
Interest income	-	(1,029)	(6,918)	(2,841)
Interest expense	5,918	-	7,473	-
Total other income and expense	5,918	(1,029)	555	(2,841)

Net loss	$ (91,316)	$ (25,266)	$ (159,344)	$(107,571)

Net loss per common share	$ 0.00	$ 0.00	$ 0.01	$ 0.01
Weighted average number of common shares outstanding	21,284,401	14,879,589	19,362,947	14,879,589

See accompanying notes to financial statements

EMPIRE PETROLEUM CORPORATION

STATEMENTS OF CASH FLOWS

(UNAUDITED)

Nine Months Ended
	September 30, 2001	September 30, 2000
Cash flows from operating activities:
Net loss	$ (159,344)	$ (107,571)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion and amortization	1,050	2,043
(Increase) decrease in assets: Accounts receivable	(121,645)	-
Prepaid expenses	786	3,244
Increase in liabilities:
Accounts payable and accrued expenses	178,504	3,189
Net cash used in operating activities	(100,649)	(99,095)

Cash flows from investing activities:
Additions to property, plant and equipment	(723,176)	-
Cash payments for investments in prospects	-	(141,028)
Net cash used in investing activities	(723,176)	(141,028)

Cash flows from financing activities:
Issuance of common stock	913,797	200,000
(Repayment) proceeds of note payable – affiliate	(70,754)	110,000
Net cash provided by financing activities	843,043	310,000

Net increase in cash	19,218	69,877

Cash and cash equivalents – Beginning	13,000	23,153
Cash and cash equivalents – Ending	$ 32,218	$ 93,030

See accompanying notes to financial statements

EMPIRE PETROLEUM CORPORATION

NOTES TO CONSOLDIATED FINANCIAL STATEMENTS

(UNAUDITED)

1.     BASIS OF PRESENTATION:

The accompanying unaudited financial statements of Empire Petroleum Corporation ("Empire", or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position, the results of operations, and the cash flows for the interim periods are included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

On July 20, 2001, the Board of Directors approved the merger of Americomm Resources Corporation with its wholly owned subsidiary Empire Petroleum Corporation and the simultaneous change in the name of the corporation to Empire Petroleum Corporation. Both the merger and name change were effective August 15, 2001.

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

3.    NOTES PAYABLE

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

On August 23, 2001 the corporation received proceeds of a long-term note payable in the amount of $30,000. The note is unsecured and bears interest at 1% per month and is convertible, at the note holder’s option, into a .5% working interest in the Timber Draw project.

4.    INCOME TAXES

As of September 30, 2001 the Company has tax net operating loss carry forwards totalling approximately $1,754,000. If not used, these carry forwards will expire in the years 2001 to 2020.

5.    EMPIRE PETROLEUM CORPORATION ACQUISITION

On May 29, 2001 the Company acquired Empire Petroleum Corporation, a private company that owns a 25% interest in the Cheyenne River Prospect, increasing the Company’s working interest in the Cheyenne River Wyoming Prospect to 75%. The acquisition of Empire was accomplished by the issue of 7,492,351 common shares or 30.6% of the total 24,476,925 shares now outstanding on a fully diluted basis. The Company’s shares issued were valued at $0.55 each for this transaction. The acquisition was accounted for as follows:

USD$
Value of shares issued	4,120,793
Current assets	347,762
Investments	206,250
Current Liabilities	(607,182)
Deferred Taxes	(1,250,000)
Petroleum and natural gas properties	5,423,963
4,120,793

Management changes concurrent with the Empire acquisition included the appointment of John P. McGrain as Chairman and Chief Executive Officer, and Thomas J. Jacobsen as President and Chief Operating Officer of the combined company. Mr. McGrain, has 30 years experience as an investor with a focus on oil and gas companies and is currently the Chairman of Westlinks Resources (Nasdaq: WLKS). Mr. Jacobsen, also a Director of Westlinks, has more than 40 years experience in the oil and gas industry within Canada, the United States and internationally.

The Board of Directors is now comprised of John P. McGrain, Thomas J. Jacobsen, Albert E. Whitehead, Thomas R. Bradley and John C. Kinnard. George H. Plewes has resigned as a director. Al Whitehead and Tom Bradley, in addition to their board duties, will continue to manage the company's land inventory of over 100,000 acres of leases.

On July 20, 2001 the Board of Directors approved the merger of the Company with its now wholly owned subsidiary Empire Petroleum Corporation and the simultaneous change in the name to Empire Petroleum Corporation. Both the merger and name change were effective August 15, 2001.

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

Empire has no income producing oil and gas properties at September 30, 2001. However, an oil and gas test well was drilled in January 2001 on the Cheyenne River Prospect. The test well encountered flows of oil and natural gas during the drilling period and was subsequently completed as an oil well as described below.

As of September 30, 2001, Empire had $32,218 of cash on hand. Empire expects that its cash on hand will be sufficient to fund its operations for the next 3 months. Empire’s material commitments consist of annual lease payments on the Cheyenne River Prospect of approximately $142,882, of which $102,942 were paid in March 2001, with $40,424 of this amount paid by the Registrant and the balance of $62,518 paid by the parties to the Farmout Agreement in the Cheyenne River Prospect. The Registrant's additional commitments consist of office lease payments of $3,568 per month and the salary of one secretary. In January 2001, the Registrant sublet a portion of its office space at $1,000 per month. Mr. McGrain serves as an executive officer of the Registrant without compensation.

During the period from February 13, to June 22, 2001, the Company conducted a series of production methods on its Timber Draw Unit #1-AH oil and gas discovery. During the test period, the well flowed 8,139 barrels of 44 degree light gravity sweet crude and 29,072,000 cubic feet of natural gas with a BTU content of 1,493 and rich in natural gas liquids. Consulting engineers have calculated natural gas liquids of approximately 70 barrels per day based on estimated gas production of 500,000 cubic feet per day. Due to the lack of a nearby pipeline connection the well was shut-in on June 22, 2001 to conserve the natural gas, which was flared during the test period.

It was previously reported that the Company anticipated drilling additional wells in the fourth quarter, however, due to poor financial market conditions it was not possible to raise the funds necessary to conduct the forth quarter drilling program. The Company now has elected to make an effort to sell and/or sell-farmout a 25% working interest in the Timber Draw #1-AH discovery well and the 100,000 acres under lease in the Cheyenne River Prospect. Upon concluding a sale or sale-farmout, steps will be taken to conduct a sixteen square mile seismic survey surrounding the discovery well and building a ten mile pipeline to a gas purchaser in order to place the well on production.

The Bureau of Land Management (BLM) has advised the Company it will require additional test data before it can determine the economic status of the well pursuant to the terms of the Timber Draw Unit. A continuous test of the well will be carried out after its connection to a purchaser’s pipeline and the Company anticipates the BLM will require about six months of production history before it renders its ruling on whether the Company has a paying or non-paying well based on its criteria which is essentially based on whether or not the production from the well will payout the cost of such well. Based on results of the production testing, 3D seismic interpretation and financing, the Company now plans additional drilling in the 2nd Quarter of 2002.

Empire does not at this time expect any significant change in the number of its employees during the next twelve months. If Empire is successful in raising additional capital, it will employ part-time or temporary persons and consultants in situations where special expertise is required.

PART II. OTHER INFORMATION

Item 2. CHANGES IN SECURITIES

Recent Sales of Unregistered Securities

On June 29, 2001, The Company issued 7,492,351 shares of Common Stock in conjunction with the acquisition of Empire Petroleum Corporation.

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

Item 5. Other information

On July 20, 2001 the Board of Directors approved the merger of the Company with its wholly owned subsidiary Empire Petroleum Corporation and the simultaneous change in the name of the Company to Empire Petroleum Corporation. Both the merger and name change are effective August 15, 2001.

Item 6. Exhibits and Reports on Form 8-K

Exhibits - none

Reports on Form 8-K.

A form 8-K was filed June 30, 2001 regarding the acquisition of Empire Petroleum Corporation. An amended form 8-K regarding the acquisition of Empire Petroleum Corporation was filed July 23, 2001.

EMPIRE PETROLEUM CORPORATION

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMPIRE PETROLEUM CORPORATION

Date: December 6, 2001                      By: /s/ Thomas J. Jacobsen

Thomas J. Jacobsen

                                                            President & Chief Operating Officer