Form 10QSB/A
period 2001-09-30
EMPIRE PETROLEUM CORP
filed 2001-12-11
CIK 887396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB/A

Amendment Number 1

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

The Registrant has filed this Amendment No. 1 to its Quarterly Report on Form 10-QSB for the nine-month period ended September 30, 2001 in order to correct the I.R.S. Employer Identification number indicated on the cover page of the Form 10-QSB.

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