Form 10KSB
period 2001-12-31
EMPIRE PETROLEUM CORP
filed 2002-04-11
CIK 887396

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from to

Commission file number 0-20193

EMPIRE PETROLEUM CORPORATION

(formerly Americomm Resources Corporation)

(Name of Small Business Issuer in Its Charter)
Delaware	73-1238709
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
610, 715 – 5th Avenue, S.W., Calgary, Alberta, Canada	T2P 2X6
(Address of Principal Executive Offices)	(Zip Code)

Issuer's Telephone Number: (403) 262-1118

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 Par Value

(Title of class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

The issuer's revenues for the most recent fiscal year were $ 9,928.

The aggregate market value of the voting and non-voting common equity held by non-affiliates, based upon the average bid and asked prices of the Common Stock on February 28, 2002 was $ 3,614,238. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the issuer's Common Stock, as of March 15, 2002 was 23,495,259.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Background

Empire Petroleum Corporation, a Delaware corporation ("Empire," or the "Company"), was incorporated in the state of Utah in August 1983 under the name Chambers Energy Corporation and reincorporated in Delaware in March 1985 under the name Americomm Corporation. The corporate name was changed to Americomm Resources Corporation in July 1995 and a one-for-three reverse stock split of the Company's Common Stock became effective June 1996. All per share numbers set forth in this Form 10-KSB have been adjusted to reflect such reverse stock split. On May 29, 2001 Americomm issued 7,492,351 common shares in connection with the acquisition of Empire Petroleum Corporation. On August 15, 2001 Americomm and Empire merged and the corporate name was changed to Empire Petroleum Corporation. The Registrant has no subsidiaries. The Registrant operates from leased office space at 610, 715 – 5th Avenue, S.W., Calgary, Alberta, Canada T2P 2X6. The telephone number is (403) 262-1118.

Empire has no income producing oil and gas properties at December 31, 2001. However, an oil and gas test well was drilled in January 2001 on the Cheyenne River Development Project described below. The test well encountered continual flows of oil and natural gas during the drilling period and was subsequently completed as an oil well. See "Business-Oil and Gas Development Project" below.

Oil and Gas Development Project

In March 1998, $234,500 was paid to cover the initial expenses of acquiring leases in an oil and gas Development Project in the Eastern Powder River Basin in the State of Wyoming (the "Cheyenne River Development Project"). The Company also issued an aggregate of 566,000 shares of Common Stock and agreed to grant overriding royalty interests to five individuals as consideration for services performed and to be performed in connection with the acquisition and exploration of the Cheyenne River Development Project. As of the date of this report the parties to the agreement have obtained approximately 100,000 acres of oil and gas leases covering the Development Project.

In November 2000, a Farmout Agreement was entered into with Empire Petroleum Corporation ("Empire"), a Delaware corporation and successor to Wells Gray Resort and Resources Ltd., which previously had entered into a Letter of Intent to test a portion of the Development Project. Participating with Empire (50%) in this test were Maxy Resources, LLC (25%), Enterra Energy Corp. (formerly Big Horn Resources Ltd.) (15%) and 74305 Alberta Ltd. (10%).

Pursuant to the Farmout Agreement, drilling of the Timber Draw 1-AH test well commenced during December 2000 within the 25,000 acre Timber Draw Federal Drilling Unit included in the Cheyenne River Development Project. Drilling of the Timber Draw 1-AH test well was completed at a total measured depth of 10,578 feet of which the last 2,030 feet was drilled horizontally through the Newcastle "B" formation (the "Muddy"). During horizontal drilling, flows of oil and gas were encountered. During the period from February 13, to June 22, 2001, the Company conducted a series of production methods on its Timber Draw Unit #1-AH oil and gas discovery. During the test period, the well flowed 8,139 barrels of 44 degree light gravity sweet crude and 29,072,000 cubic feet of natural gas with a BTU content of 1,493 and rich in natural gas liquids. Consulting engineers have calculated natural gas liquids of approximately 70 barrels per day based on estimated gas production of 500,000 cubic feet per day. Due to the lack of a nearby pipeline connection the well was shut-in on June 22, 2001 to conserve the natural gas, which was flared during the test period.

The Company anticipated drilling additional wells in the fourth quarter, however, due to poor financial market conditions it was unable to raise the funds necessary to conduct the fourth quarter drilling program. The Company now has elected to make an effort to sell/farmout up to a 37.5% working interest in the Timber Draw #1-AH discovery well and the 100,000 acres under lease in the Cheyenne River Development Project. Upon concluding a sale/farmout, steps will be taken to conduct a sixteen square mile seismic survey surrounding the discovery well and consider building a ten mile pipeline to a gas purchaser in order to place the well on production.

The Bureau of Land Management ("BLM") has advised the Company it will require additional test data before it can determine the economic status of the well pursuant to the terms of the Timber Draw Unit. A continuous test of the well will be carried out after its connection to a purchaser’s pipeline and the Company anticipates the BLM will require about six months of production history before it renders its ruling on whether the Company has a paying or non-paying well based on its criteria which is essentially based on whether or not the production from the well will payout the cost of such well. Based on results of the production testing, 3-D seismic interpretation and financing, the Company now plans additional drilling in the 2nd or 3rd quarter of 2002.

Empire now owns a fifty (50%) percent working interest in the Timer Draw #1-AH discovery well which is convertible to a seventy-five (75%) percent working interest after its partners recover their drilling and completion costs. Empire reserves an overriding royalty interest of seven (7%) percent proportionally reduced until our partners cost recovery. As a result of the Farmout Agreement, Empire now has a seventy-five (75%) percent interest in 60,000 acres of the Development Project. The Farmout Agreement also provides that the partners can obtain a 25% interest in the remaining 24,256 acres, providing that they participate proportionally in the drilling of a test well on the property.

It has been determined that approximately 16,000 acres of leases located in the northwest portion of the Cheyenne River Development Project are surplus to the Company’s needs and that leases on these acres will be released through non-payment of lease rentals. As of April 1, 2002, following the release of the surplus property, the lease block for the Cheyenne River Development Project will constitute approximately 84,256 acres.

In connection with the Farmout Agreement, Empire purchased 375,000 restricted shares of Common Stock for $0.40 per share for a total purchase price of $150,000 in November 2000.

Risks Inherent in Oil and Gas Exploration

Exploration for oil and gas is highly speculative and involves greater risks than many other businesses. The odds against discovering commercially exploitable hydrocarbons are substantial. The Company may be required to perform in some cases expensive geological and/or seismic surveys with respect to its properties and even if the results of such surveys are favorable, only subsequent drilling at substantial costs can determine whether commercial development of the properties is feasible. Oil and gas drilling is frequently marked by unprofitable efforts, not only from unproductive prospects, but also from productive prospects that do not produce sufficient amounts to return a profit on the investment. To further test its Cheyenne River Development Project, the Company plans to conduct a 16 square mile 3-D seismic program immediately surrounding the #1-AH discovery well and continue to utilize horizontal drilling, a technology which can drill underbalanced wells horizontally thousands of feet into fractured reservoirs. The Company believes horizontal drilling, while more costly than conventional drilling methods, could yield substantial and economic reserves. However, there can be no assurance that the Company will be able to discover, develop or produce sufficient reserves to recover the expenses incurred in connection with the exploration of its Cheyenne River Development Project and achieve profitability.

The Company 's operations are subject to the substantial operating hazards and risks normally incident to exploring for and developing oil and gas, such as encountering unusual or unexpected formations, interruptions due to adverse weather conditions, unforeseen technical difficulties and equipment breakdowns. Oil and gas properties are subject to all the risks normally incident to drilling for and producing oil and gas, including blowouts, cratering and fires. These risks could result in damage to or loss of life and property. Prior to commencement of drilling of the Timber Draw #1-AH test well, Empire obtained insurance coverage that is customary for companies engaged in similar operations. However, the Company may not be fully insured against all possible risks.

Competition

The oil and gas business is extremely competitive. The Company must compete with many long-established companies with greater financial resources and technical capabilities. The Company is not a significant participant in the oil and gas industry.

Markets; Price Volatility

The market price of oil and gas is volatile, subject to speculative movement and depends upon numerous factors beyond the control of the Company, including expectations regarding inflation, global and regional demand, political and economic conditions and production costs. Future profitability, if any, will depend substantially upon the prevailing prices for oil and gas. The market price for oil and gas during the early part of 2001 was significantly higher than the current price. If the market price for oil and gas is significantly depressed in the future, it could have a material adverse effect on the Company 's ability to raise additional capital necessary to finance operations and to explore the Cheyenne River Development Project. Lower oil and gas prices may also reduce the amount of oil and gas, if any, that can be produced economically from the Company 's properties.

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

A substantial portion of the leases which constitute the Cheyenne River Development Project are granted by the federal government and administered by the Bureau of Land Management ("BLM") and the Minerals Management Service ("MMS") of the U.S. Department of the Interior, both of which are federal agencies. Such leases are issued through competitive bidding, contain relatively standardized terms and require compliance with detailed BLM and MMS regulations and orders (which are subject to change by the BLM and the MMS). Leases are also accompanied by stipulations imposing restrictions on surface use and operations. Operations to be conducted by the Company on federal oil and gas leases must comply with numerous regulatory restrictions, including various nondiscrimination statutes. Federal leases also generally require a complete environmental impact assessment prior to the authorization of an exploration or development plan.

The Company 's oil and gas properties and operations are subject to numerous federal, state and local laws and regulations relating to environmental protection. These laws govern, among other things, the amounts and types of substances and materials that may be released into the environment, the issuance of permits in connection with exploration, drilling and production activities, the release of emissions into the atmosphere, the discharge and disposition of generated waste materials, the reclamation and abandonment of wells and facility sites and the remediation of contaminated sites. These laws and regulations may impose substantial liabilities for the Company's failure to comply with them or for any contamination resulting from the Company's operations. In addition, the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "Superfund" law, imposes liability on certain classes of persons that are considered responsible for the release of a "hazardous substance" into the environment, without regard to fault or to the legality of the original conduct. The persons include the owner or operator of the disposal site where the release occurred and companies that disposed or arranged for the disposal of hazardous substances found at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the damages to natural resources, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury, property damage and recovery of response costs allegedly caused by the hazardous substances released into the environment. The Federal Resource Conservation and Recovery Act and comparable state statues regulate the storage, treatment and disposal of wastes, including hazardous wastes.

Although the Company is not aware of any circumstances which would cause it to be in violation of any regulation, if the Company engages in the exploration of its oil and gas, substantial costs are expected to be required to comply with applicable regulations and costs and delays associated with such compliance could materially affect the economics of a given project, cause material changes or delays in the intended activities or inhibit the development of an oil or gas property. The effect of any future regulation on the Company's operations cannot be determined at this time, although any increase in the cost of the Company 's operations as a result of future regulations could have a material adverse impact on the Company.

Employees

The Company has three employees. Mr. John McGrain, Chairman and Chief Executive Officer, devotes a minor amount of time to the affairs of the Company and receives no compensation. Mr. Tom Jacobsen, President, devotes a substantial amount of time to the affairs of the Company and also receives no compensation. The Company also employs one full-time secretary.

The Company may enter into consulting agreements with independent geologists and other consultants until operations are sufficiently established to warrant expanding its management team. In addition, any exploration work, such as drilling, would be performed by independent contractors. The Company will be required to compete with companies with greater financial resources for the qualified geologists, independent contractors and other personnel necessary to operate its business. There can be no assurance that the Company will be able to attract and retain the qualified personnel required for the successful exploration and development of its properties.

None of our employees are represented by a labor union or is subject to a collective bargaining agreement. We have never experienced a work stoppage. We believe that relations with our employees are good.

ITEM 2. DESCRIPTION OF PROPERTY

Cheyenne River Development Project - Powder River Basin, Wyoming

The Cheyenne River Development Project consists of approximately 84,256 acres of federal, state and fee leases within Campbell, Converse, Niobrara and Weston Counties in Wyoming. The Cheyenne River Development Project consists of gently rolling ranch land with a substantial network of ranch roads that permit easy access. The Development Project is located in a mature producing area with an established pipeline and service network.

Numerous wells were drilled within the project area in the 1950's through the 1970's, with initial potential flowing rates in the range of 200 to 1,500 barrels of oil per day. Management believes that these wells may identify a fractured reservoir with the potential for significant oil and gas production and seeks to employ horizontal drilling technology to test the reservoir. Horizontal drilling technology has been used successfully to develop fractured oil bearing formations worldwide.

Pursuant to a Farmout Agreement, a test well has been drilled on the Development Project using horizontal drilling technology, and the drilling participants have earned interests in the project. See "Business - Oil and Gas Development Project."

The Company’s leases in the Cheyenne River Development Project are predominately federal leases with 10-year terms having 6 to 7 years remaining. The federal leases in the Timber Draw Federal Drilling Unit (relating to approximately 20,661 acres) within the Cheyenne River Development Project have been extended by the Timber Draw #1-AH oil well for so long as it produces oil or gas and the Company drills a development well every six months which commitment has been extended to August 12, 2001. If a well has not commenced drilling by August 12, 2002, the BLM has informed the Company the Timber Draw Unit will be terminated. A termination of the Unit would require that a well be drilled on each federal, state or fee lease in order to extend such lease for the life of its producing capability. However, if a well is drilled by August 12, 2002 there is a possibility of expanding the Timber Draw Federal Drilling Unit which would allow the Company to include additional of its federal leases in the Unit, thereby extending their terms for so long as oil and gas is produced from the Unit and the drilling requirement is met. The balance of the leases in the Cheyenne River Development Project are federal, state and fee leases. The state and fee leases have initial terms of five years, with two to three remaining. Although drilling could protect some of these leases, it is unlikely that all could be drilled during the remaining terms and some will expire. The Company expects that leases critical to the Development Project will be renewed unless otherwise protected by drilling and producing operations.

ITEM 3. LEGAL PROCEEDINGS

Baker Hughes, Inc. filed a lawsuit against Empire on December 4, 2001 for collection of $98,984.79 for labor, services and materials furnished by Baker Hughes. There is no dispute as to the validity of their claim and the Company is presently attempting to negotiate a payment schedule or collateral settlement.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There have been no matters submitted to a vote of security holders during the quarter ended December 31, 2001.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock was listed for trading effective December 21, 1992 by the OTC Bulletin Board and the National Quotation Bureau "Pink Sheets." The trading symbol for the OTC Bulletin Board was "AREC." Following the August 15, 2001 name change to Empire Petroleum Corporation, the trading symbol for the OTC Bulletin Board was "EMPR."

The following table sets forth the high and low bid prices as reported by the OTC Bulletin Board for the periods indicated below:
Year ending December 31,2000:

Quarter	High	Low
03/31/00	0.8750	0.3750
06/30/00	0.4688	0.2188
09/30/00	0.8438	0.2813
12/31/00	0.8750	0.5313

Year ending December 31,2001:

Quarter	High	Low
03/31/01	2.13	0.34
06/30/01	0.79	0.37
09/30/01	0.60	0.24
12/31/01	0.30	0.12

Quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Number of Holders of Common Stock

At December 31, 2001, there were approximately 376 stockholders of record of the Company's Common Stock.

Dividends

The Company has never paid cash dividends on its Common Stock. The Company currently intends to retain earnings for use in its business and, therefore, does not anticipate paying cash dividends on its Common Stock in the foreseeable future.

Recent Sales of Unregistered Securities

None, other than as reported by the Company on Form 10QSB.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Note Regarding Forward-Looking Statements

All statements, other than statements of historical fact contained in this report are forward-looking statements. Forward-looking statements generally are accompanied by words such as "anticipate," "believe," "estimate," "expect," "may," "might," "potential," "project" or similar statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct. Factors that could cause results to differ materially from the results discussed in such forward-looking statements include:

  the need for additional capital,

  the costs expected to be incurred in exploration and development,

  unforeseen engineering, mechanical or technological difficulties in drilling wells,

  uncertainty of exploration results,

  operating hazards,

  competition from other natural resource companies,

  the fluctuations of prices for oil and gas,

  the effects of governmental and environmental regulation,

  general economic conditions and other risks described in the Company’s filings with the Securities and Exchange Commission.

Information on these and other risk factors are included in the risk factors included in this filing under "Factors That May Affect Future Results" and the risks discussed in the Company’s other filings with the SEC. Accordingly, the actual results of operations in the future may vary widely from the forward-looking statements included herein, and all forward-looking statements in this Report are expressly qualified in their entirety by the cautionary statements in this paragraph.

Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgement, belief and expectations only as of the date hereof The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

Plan of Operation

Empire has no income producing oil and gas properties at December 31, 2001. However, an oil and gas test well was drilled in January 2001 on the Cheyenne River Development Project. The test well encountered flows of oil and natural gas during the drilling period and was subsequently completed as an oil well as described below.

As of December 31, 2001, Empire had $38,242 of cash on hand. Empire expects that its cash on hand will be sufficient to fund its operations for the next 3 months. Empire’s material commitments consist of annual lease payments on the Cheyenne River Development Project of approximately $142,882, of which $102,942 were paid in March 2001, with $40,424 of this amount paid by the Company and the balance of $62,518 paid by the parties to the Farmout Agreement in the Cheyenne River Development Project. The Company leases office space under an operating lease agreement with an unrelated party that will expire in 2006. The lease calls for monthly lease payments of $3,733.33 (Canadian) or approximately $2,333.33 (U.S.). Rent expense for the year ended December 31, 2001 was $29,866.64 (Canadian) or approximately $18,666.67 (U.S.). Mr. McGrain and Mr. Jacobsen serve as executive officers of the Company without compensation.

Pursuant to the Farmout Agreement, drilling of the Timber Draw 1-AH test well commenced during December 2000 within the 25,000 acre Timber Draw Federal Drilling Unit included in the Cheyenne River Development Project. Drilling of the Timber Draw 1-AH test well was completed at a total measured depth of 10,578 feet of which the last 2,030 feet was drilled horizontally through the Newcastle "B" formation (the "Muddy"). During horizontal drilling, flows of oil and gas were encountered. During the period from February 13, to June 22, 2001, the Company conducted a series of production methods on its Timber Draw Unit #1-AH oil and gas discovery. During the test period, the well flowed 8,139 barrels of 44 degree light gravity sweet crude and 29,072,000 cubic feet of natural gas with a BTU content of 1,493 and rich in natural gas liquids. Consulting engineers have calculated natural gas liquids of approximately 70 barrels per day based on estimated gas production of 500,000 cubic feet per day. Due to the lack of a nearby pipeline connection the well was shut-in on June 22, 2001 to conserve the natural gas, which was flared during the test period.

The Company anticipated drilling additional wells in the fourth quarter, however, due to poor financial Market conditions it was unable to raise the funds necessary to conduct the forth quarter drilling program. The Company now has elected to make an effort to sell/farmout up to a 37.5%working interest in the Timber Draw #1-AH discovery well and the 100,000 acres under lease in the Cheyenne River Development Project. Upon concluding a sale/farmout, steps will be taken to conduct a sixteen square mile seismic survey surrounding the discovery well and consider building a ten mile pipeline to a gas purchaser in order to place the well on production.

The Bureau of Land Management ("BLM") has advised the Company it will require additional test data before it can determine the economic status of the well pursuant to the terms of the Timber Draw Unit. A continuous test of the well will be carried out after its connection to a purchaser’s pipeline and the Company anticipates the BLM will require about six months of production history before it renders its ruling on whether the Company has a paying or non-paying well based on its criteria which is essentially based on whether or not the production from the well will payout the cost of such well. Based on results of the production testing, 3D seismic interpretation and financing, the Company now plans additional drilling in the 2nd or 3rd quarter of 2002.

Empire now owns a fifty (50%) percent working interest in the Timer Draw #1-AH discovery well which is convertible to a seventy-five (75%) percent working interest after its partners recover their drilling and completion costs. Empire reserves an overriding royalty interest of seven (7%) percent proportionally reduced until our partners cost recovery. As a result of the Farmout Agreement, Empire now has a seventy-five (75%) percent interest in approximately 60,000 acres of the Development Project. The Farmout Agreement also provides that the partners can obtain a 25% interest in the remaining 24,256 acres, providing that they participate proportionally in the drilling of a test well on the property.

It has been determined that approximately 16,000 acres of property located in the northwest portion of the Cheyenne River Development Project are surplus to the Company’s needs and that these acres will be released through non-payment of lease rentals. As of April 1, 2002, following the release of the surplus property, the lease block for the Cheyenne River Development Project will constitute approximately 84,256 acres.

Empire does not at this time expect any significant change in the number of its employees during the next twelve months. If Empire is successful in raising additional capital, it will employ part-time or temporary persons and consultants in situations where special expertise is required.

Empire petroleum corporation acquisition

On May 29, 2001 the Company acquired Empire Petroleum Corporation, a private company that owned a 25% interest in the Cheyenne River Development Project, increasing the Company’s working interest in the Cheyenne River Wyoming Development Project to 75%. The acquisition of Empire was accomplished by the issue of 7,492,351 common shares or 30.6% of the total 24,476,925 shares now outstanding on a fully diluted basis. The Company’s shares issued were valued at $0.55 each for this transaction. The acquisition was accounted for as follows:

USD$
Value of shares issued	$ 4,120,793
Current assets	347,762
Investments	206,250
Current Liabilities	(607,182)
Deferred Taxes	(1,250,000)
Petroleum and natural gas properties	5,423,963
$ 4,120,793

Management changes concurrent with the Empire acquisition included the appointment of John P. McGrain as Chairman and Chief Executive Officer, and Thomas J. Jacobsen as President and Chief Operating Officer of the combined company. Mr. McGrain has 30 years experience as an investor with a focus on oil and gas companies and is currently the Chairman of Enterra Energy Corp. (Nasdaq: EENC). Mr. Jacobsen, also acting Chief Operating Officer and Director of Enterra, has more than 40 years experience in the oil and gas industry within Canada, the United States and internationally.

The Board of Directors is now comprised of John P. McGrain, Thomas J. Jacobsen, Albert E. Whitehead, Thomas R. Bradley and John C. Kinnard. George H. Plewes has resigned as a director. Al Whitehead and Tom Bradley, in addition to their board duties, will continue to manage the company's land inventory of over 84,256 acres of leases in return for the reimbursement of up to $7,819.79 per month for Tulsa office expenses.

The Board of Directors subsequently approved the merger of the Company with its now wholly owned subsidiary Empire Petroleum Corporation and the simultaneous change in the name to Empire Petroleum Corporation. Both the merger and name change were effective August 15, 2001.

Factors That May Affect Future Results

This report, including Management’s Discussion and Analysis or Plan of Operation, contains forward looking statements and other prospective information relating to future events. These forward-looking statements and other information are subject to certain risks and uncertainties that could cause results to differ materially from historical or anticipated results, including the following:

We have received a Going Concern opinion from our auditor’s on our financial statements for the year ended December 31, 2001. Those statements indicate that we have reported losses for our last two years and if we do not become profitable our business could be adversely affected.

We reported losses of $ 244,168 and $161,033 for the years ending December 31, 2001 and 2000. We also have an accumulated deficit of $ 2,059,422 as of December 31, 2001. We can provide no assurance that we will be profitable in the future and if we do not become profitable our business could be adversely affected.

We have limited resources available to continue operations unless additional funding can be obtained from outside sources.

At the present time we have limited resources available to continue operations. If we are unable to sell/farmout up to a 37.5% working interest in the Timber Draw #1-AH discovery well and the 84,256 acres under lease in the Cheyenne River Development Project, we will be unable to develop our properties and may be unable to retain the lease rights under development unless another means of financing becomes available.

Impairment of asset value.

The Company follows the successful efforts method of accounting for its oil and gas properties. Under this method of accounting, costs to acquire proved and unproved properties and costs to drill development wells and successful exploratory wells are capitalized. Costs of unsuccessful exploratory wells, geological and geophysical activities and lease rentals are expensed. Individually significant unproved oil and gas properties are assessed annually for impairment and a loss is recognized for properties determined to be impaired. The remaining unproved oil and gas properties are aggregated and an overall impairment allowance is provided based on company experience. Capitalized costs of proved oil and gas properties are depreciated, depleted and amortized by the unit-of-production method based upon proved reserves, before royalties, as determined by independent petroleum engineers. For purposes of the calculation, natural gas reserves and production are converted to equivalent volumes of petroleum based upon a 6 mcf to 1 barrel of oil equivalent ratio. All property and equipment is periodically evaluated and if conditions warrant, an impairment provision is provided.

Concentration of unevaluated leasehold in Wyoming

The Company's future performance will be affected by the development results of its inventory of unproved drilling locations in Wyoming. Failure of drilling activities to achieve anticipated quantities of economically attractive reserves and production would have a material adverse effect on the Company's liquidity, operations and financial results and could result in future full-cost ceiling writedowns.

Fluctuations in oil and gas prices

Even if the Company's drilling activities achieve commercial quantities of economically attractive reserves and production revenue, the Company will remain subject to prevailing prices for oil, natural gas and natural gas liquids, which are dependent upon numerous factors such as weather, economic, political and regulatory developments and competition from other sources of energy. The volatile nature of the energy markets makes it particularly difficult to estimate future prices of oil, natural gas and natural gas liquids. Prices of oil, natural gas and natural gas liquids are subject to wide fluctuations in response to relatively minor changes in circumstances, and there can be no assurance that future prolonged decreases in such prices will not occur. All of these factors are beyond the control of the Company. Any significant decline in oil and gas prices could have a material adverse effect on the Company's operations, financial condition and level of expenditures for the development of its oil and gas reserves, and may result in additional writedowns of the Company's investments due to ceiling test limitations.

In accordance with customary industry practice, the Company relies on independent third party service providers to provide most of the services necessary to drill new wells, including drilling rigs and related equipment and services, horizontal drilling equipment and services, trucking services, tubulars, fracing and completion services and production equipment. The industry has experienced significant price increases for these services during the last year and this trend is expected to continue into the future. These cost increases could in the future significantly increase the Company's development costs and decrease the return possible from drilling and development activities, and possibly render the development of certain proved undeveloped reserves uneconomical.

Drilling and operating risks

Oil and gas drilling activities are subject to numerous risks, many of which are beyond the Company's control. The Company's operations may be curtailed, delayed or canceled as a result of title problems, weather conditions, compliance with governmental requirements, mechanical difficulties and shortages or delays in the delivery of equipment. In addition, the Company's properties may be susceptible to hydrocarbon drainage from production by other operators on adjacent properties. Industry operating risks include the risk of fire, explosions, blow-outs, pipe failure, abnormally pressured formations and environmental hazards such as oil spills, gas leaks, ruptures or discharges of toxic gases, the occurrence of any of which could result in substantial losses to the Company due to injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, clean-up responsibilities, regulatory investigation and penalties and suspension of operations.

The Company anticipates being active drillers of horizontal wells and may drill a significant number of deep horizontal wells in the future. The horizontal drilling activities involve greater risk of mechanical problems than conventional vertical drilling operations.

In accordance with customary industry practice, the Company maintains insurance against some, but not all, of the risks described above. There can be no assurance that any insurance will be adequate to cover losses or liabilities. The Company cannot predict the continued availability of insurance, or its availability at premium levels that justify its purchase.

Governmental regulation

Oil and gas operations are subject to various federal, state and local governmental regulations that may be changed from time to time in response to economic or political conditions. From time to time, regulatory agencies have imposed price controls and limitations on production in order to conserve supplies of oil and gas. In addition, the production, handling, storage, transportation and disposal of oil and gas, by-products thereof and other substances and materials produced or used in connection with oil and gas operations are subject to regulation under federal, state and local laws and regulations primarily relating to protection of human health and the environment. To date, expenditures related to complying with these laws and for remediation of existing environmental contamination have not been significant in relation to the results of operations of the Company. There can be no assurance that the trend of more expansive and stricter environmental legislation and regulations will not continue.

Environmental risks

The Company is subject to a variety of federal, state and local governmental laws and regulations related to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous materials. These regulations subject the Company to increased operating costs and potential liability associated with the use and disposal of hazardous materials. Although these laws and regulations have not had a material adverse effect on the Company's financial condition or results of operations, there can be no assurance that the Company will not be required to make material expenditures in the future. Moreover, the Company anticipates that such laws and regulations will become increasingly stringent in the future, which could lead to material costs for environmental compliance and remediation by the Company.

Any failure by the Company to obtain required permits for, control the use of, or adequately restrict the discharge of hazardous substances under present or future regulations could subject the Company to substantial liability or could cause its operations to be suspended. Such liability or suspension of operations could have a material adverse effect on the Company's business, financial condition and results of operations.

Competition

The Company operates in a highly competitive environment and competes with major and independent oil and gas companies for the acquisition of desirable oil and gas properties, as well as for the equipment and labor required to develop and operate such properties. Many of these competitors have financial and other resources substantially greater than those of the Company.

Trading in our common stock may be limited and could negatively affect the ability to sell your securities.

We do not know how liquid the market for our stock will remain and if the market becomes illiquid, it may negatively affect your ability to resell your securities.

ITEM 7. FINANCIAL STATEMENTS

The Financial Statements of the Company are attached as follows:
Index to Financial Statements	F-1
Empire Petroleum Corporation Financial Statements as of and for the year ended December 31, 2001	F- through F-11
Americomm Resources Corporation Financial Statements as of and for the year ended December 31, 2000	F-13 through F-20

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 19, 2001, the Company, with the approval of the board of directors, dismissed Magee Rausch & Shelton, LLP ("Magee Rausch & Shelton") as its independent accountants. As discussed below, the Company has engaged the firm of KPMG, LLP ("KPMG") as its Independent auditors for the 2001 Fiscal Year.

Magee Rausch & Shelton's reports on the Company's financial statements for the past two years have not contained any adverse opinion or disclaimer of opinion and have not been qualified or modified as to uncertainty, audit scope or accounting principles. However, the audit reports on the financial statements for the above periods were modified because of a going concern uncertainty. In addition, during the Company's two most recent fiscal years and the subsequent interim periods preceding Magee Rausch & Shelton's dismissal, there have not been any disagreements with Magee Rausch & Shelton on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreements, if not resolved to the satisfaction of Magee Rausch & Shelton, would have caused them to make a reference to the subject matter of the disagreement in connection with their reports.

During the Company's two most recent fiscal years and subsequent interim period preceding the dismissal of Magee Rausch & Shelton:

  Magee Rausch & Shelton did not advise the Company that the internal controls necessary for the Company to develop reliable financial statements did not exist;

  Magee Rausch & Shelton did not advise the Company that information had come to Magee Rausch & Shelton's attention that led them to no longer be able to rely on management's representations, or that made them unwilling to be associated with the financial statements prepared by management;

  Magee Rausch & Shelton did not advise the Company of the need to expand significantly the scope of their audit, or that information had come to their attention during such period that, if further investigated, may (i) materially impact the fairness or reliability of previously issued Reports of Independent Auditors and the underlying financial statements, or the financial statements issued or to be issued covering the fiscal period(s) subsequent to the date of the most recent financial statements covered by an audit report, or (ii) cause Magee Rausch & Shelton to be unwilling to rely on management's representations or be associated with the Company's financial statements; and

  Magee Rausch & Shelton did not advise the Company that information had come to their attention that they had concluded materially impacted the fairness or reliability of previously issued Reports of Independent Auditors and the underlying financial statements, or the financial statements issued or to be issued covering the fiscal period(s) subsequent to the date of the most recent financial statements covered by an audit report.

The Company provided Magee Rausch & Shelton with a copy of the foregoing disclosure, and requested that Magee Rausch & Shelton furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with such disclosure. The Company filed as an Exhibit to a Form 8-K a copy of the letter from Magee Rausch & Shelton required by Item 304 of Regulation S-K.

On July 19, 2001, the Company engaged KPMG LLP of Canada as its independent auditors. Prior to its engagement, the Company had not consulted with KPMG with respect to:

  the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements; or
  any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS
Name	Age	Position
John P. McGrain (1)	55	Chairman and Chief Executive Officer
Thomas J. Jacobsen (1)	67	President and Director
Albert E. Whitehead	72	Director
Thomas R. Bradley	78	Director
John C. Kinard	68	Director

Mr. McGrain and Mr. Jacobsen were elected officers and directors effective May 29, 2001.

John P. McGrain. Mr. McGrain has been Chairman and Chief Executive Officer of Empire Petroleum Corporation since May 2001. He has also been the Chairman of Enterra Energy Corporation (NASDAQ:ENTR) since April 2001 and served as Chairman and Chief Executive Officer of International Colin Energy from 1991 to 1994, and Chairman and Chief Executive Officer of Conversion Industries from 1984 to 1994. In 1997 Mr. McGrain filed for protection under personal bankruptcy Chapter 11 and was discharged in 1998. Since 1998 he has been a private investor. Mr. McGrain graduated from UCLA with a Bachelor of Arts degree in 1967.

Thomas J. Jacobsen. Mr. Jacobsen has been President of Empire Petroleum Corporation since May 2001. He is the acting Chief Operating Officer and a member of the Board of Directors of Enterra Energy Corporation (NASDAQ:ENTR) October 2000. Through his company, Wells Gray Resort & Resources Ltd., Empire has also granted him a consulting contract pursuant to which Mr. Jacobsen was in charge of Empire’s drilling, completion and equipping projects. His more than 40 years of experience in the oil and gas industry in Alberta and Saskatchewan, Canada includes serving President and Chief Executive Officer of Niaski Environmental Inc. from November, 1996 to February, 1999; President and Chief Executive Officer of International Pedco Energy Corporation from September, 1993 to February, 1996, and President of International Colin Energy Corporation from October, 1987 to June, 1993. Mr. Jacobsen also currently serves as a director of Niaski Environmental Inc., a company listed on the Canadian Venture Exchange. Niaski has made a proposal to its creditors under the Bankruptcy and Insolvency Act (Canada). The proposal has been approved by the creditors but has not yet been funded and completed.

Albert E. Whitehead. Mr. Whitehead served as Chairman of the Board from March 1998 to May 2001 and as a Director since May 2001. Mr. Whitehead is an investor and formerly served as the Chairman and Chief Executive Officer of Seven Seas Petroleum Inc., a publicly held company engaged in international oil and gas exploration from February 1995 to May 1997. From April 1987 through January 1995, Mr. Whitehead served as Chairman and Chief Executive Officer of Garnet Resources Corporation, a publicly held oil and gas exploration and development company.

Thomas R. Bradley. Mr. Bradley served as President of from December 1991 to May 2001,as Executive Vice President from March 1985 to December 1991 and as a Director since March 1985. Mr. Bradley is also the owner of Bradley & Associates Marketing, a sole proprietorship consulting firm providing domestic and foreign sales and marketing management services to small manufacturers. From January 1987 to March 1990, Mr. Bradley was also a partner in Capstone Communications, an industrial advertising agency.

John C. Kinard. Mr. Kinard has served as a Director since June 1998. He has also served as President of the Remuda Corporation, a private oil and gas exploration company, since 1967. From 1990 through December 1995, Mr. Kinard also served as President of Glen Petroleum, Inc., a private oil and gas exploration company. Mr. Kinard has also served as the Chairman of Envirosolutions UK Ltd., a private industrial wastewater treatment company since 1990.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended December 31, 2001 Mr. McGrain and Mr. Jacobsen failed to comply with the following Section 16(a) filing requirements: failure to file a Form 3 reflecting their initial statements of beneficial ownership of equity securities. As of February 28, 2002 all delinquent forms had been filed by all parties.

ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION AND OTHER MATTERS

The following table sets forth the compensation earned for services rendered to Empire in all capacities for the three most recently completed years by our Chief Executive Officer and our other most highly compensated executive officers whose salary and bonus during the year ended December 31, 2001 exceeded $100,000.

Summary Compensation Table

Name and principal position	Year ended	Annual compensation Salary Bonus		Long-term compensation awards Securities underlying options	All other compensation
John P. McGrain (1)	2001	-	-	-	-
Chairman, Chief Executive Officer	2000	-	-	-	-
	1999	-	-	-	-
Thomas J. Jacobsen (1)	2001	-	-	-	-
President	2000	-	-		-
	1999	-	-	-	-
Albert E. Whitehead (2)	2001	-	-	-	-
Chairman, Chief Executive Officer	2000	-	-	70,000	-
	1999	-	-	-	-
Thomas R. Bradley (2)	2001	$ 51,458	-	-	-
President	2000	-	-	70,000	-
	1999	$ 13,542	-	-	-
(1) Mr. McGrain and Mr. Jacobsen we appointed to their positions in May 2001. (2) Mr. Whitehead and Mr. Bradley terminated their employment with Empire in May 2001.

Option Grants in Last Fiscal Year

No stock options were granted to Executive Officers in 2001.

Aggregate Option Exercises in Last Fiscal Year

Our Executive Officers hold no options as of December 31, 2001.

Director's Fees

No director's fees were paid during the fiscal year ended December 31, 2001.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2001 for:

  each person who is known to own beneficially more than 5% of our outstanding common stock,

  each of our executive officers and directors and

  all executive officers and directors as a group.

The percentage of beneficial ownership for the following table is based on 23,495,259 shares of common stock outstanding on December 31, 2001.

Unless otherwise indicated below, to our knowledge, all persons and entities listed below have sole voting and investment power over their shares of common stock, except to the extent that individuals share authority with spouses under applicable law.

Shares of common stock not outstanding but deemed beneficially owned because an individual has the right to acquire the shares of common stock within 60 days are treated as outstanding when determining the amount and percentage of common stock owned by that individual and by all directors and executive officers as a group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Except as set forth below, each person has sole voting and investment power with respect to the shares of common stock shown.

Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class
John P. McGrain (3) 1363 N. Country Ranch Road Westlake Village, CA 91361	2,178,647	9.27%
Thomas J. Jacobsen (4) Box 176 Didsbury, Alberta T0M 0W0	1,266,421	5.39%
Albert E. Whitehead (2) 2440 S. Terwilleger Blvd. Tulsa, OK 74114-2707	3,539,537	15.06%
Thomas R. Bradley (5) 6617 South New Haven Tulsa, OK 74136	970,000	4.12%
John C. Kinard (6) 240 Cook Street Denver, CO 80206-0590	481,331	2.04%
825804 Alberta Ltd. 5638-49th Avenue Lacombe, Alberta T4L 1M8 Canada	1,532,065	6.52%
Southwestern Resources Corporation P. O. Box 10102 #1650-701 West Georgia Street Vancouver, B.C. V7Y 1C6 Canada	1,333,333	5.60%
All directors and executive officers as a group (5 persons) (7)
	8,435,936	35.88%

(1)

Except as set forth below, to the best of the Registrant’s knowledge, each beneficial owner has sole voting power and sole investment power. For each individual, the beneficial ownership information set forth above includes shares currently issuable upon exercise of outstanding stock options granted to such individuals. Percentage ownership is based on 23,495,259 shares outstanding as of March 15, 2002. Shares of common stock issuable within 60 days of March 15, 2002 upon exercise of stock options or conversion of convertible securities are deemed to be outstanding and to be beneficially owned by the person holding the option or convertible security for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Includes 876,111 shares owned by Mr. Whitehead’s spouse in which he disclaims any interest, and 170,000 shares issuable upon exercise of a vested stock options.
(3)	Includes 211,809 shares owned by Patrick Williams Advisors Ltd. which is controlled by Mr. McGrain.
(4)	Includes 617,789 shares owned by Six Pack Investments, Inc. a company owned by Mr. Jacobsen’s six children, but managed by Mr. Jacobsen.
(5)	Includes 436,666 shares issuable upon exercise of a vested stock options.
(6)	Includes 150,000 shares owned by Mr. Kinard’s spouse in which he disclaims interest and 170,000 shares issuable upon exercise of a vested stock options.
(7)	Includes shares issuable upon exercise of a vested stock option.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Tulsa Office Overhead

Pursuant to the Share Exchange Agreement dated May 29, 2001 between Empire Petroleum Corporation and Americomm Resources Corporation it was agreed that Directors A. E. Whitehead and Thomas R. Bradley would, in addition to their director’s duties, manage the Company’s land (lease) inventory for a period of one (1) year. The Company agreed to pay Tulsa office related expenses up to $7,819.79 per month for this service which includes office rent. As of December 31, 2001, the Company owed A. E. Whitehead the sum of $45,981.30 for advancing such fees on the Company’s behalf.

Related Party Debt

In March 1999, the Company borrowed $105,000 from the Albert E. Whitehead Living Trust ("AEW Trust") pursuant to a promissory note due March 15, 2000 earning interest at the rate of 10% per annum (the "AEW Note"). The AEW Trust is a revocable trust for the benefit of Mr. Whitehead's spouse. Mr. Whitehead, a director and significant shareholder of the Company, is the settlor and trustee of the AEW Trust. The proceeds of this loan were used to pay lease rentals on the Cheyenne River Development Project. The AEW Trust also paid the Company day-to-day operating expenses from April through September 1999 including, without limitation, the monthly office lease payments and the salary of the Company’s secretary. Amounts paid by Mr. Whitehead were added to the principal of the AEW Note that was $172,754.00 as of December 31, 1999 and $185,508 as of March 15, 2000.

On March 15, 2000, the Company issued a convertible promissory note due March 15, 2001 in the principal amount of $295,508 to the AEW Trust, bearing interest at the rate of 10% per annum and convertible into shares of the Company 's common stock at a price of $0.4370 per share, which represented the market price of the Company 's common stock on such date. The convertible note was issued to the AEW Trust in consideration of the surrender of the original AEW Note and the advancement of an additional $110,000 to the Company by the AEW Trust. The proceeds of this additional loan were used to pay lease rentals on the Cheyenne River Development Project. On March 1, 2001 Albert E. Whitehead, as trustee of the AEW Trust, exercised the right to convert this note to shares of the Company's common stock and received 748,319 shares covering the principal and interest due on this note at March 1, 2001. Mr. Whitehead requested that this new share issue be divided equally between the AEW Trust and the Lacy E. Whitehead Living Trust (Lacy E. Whitehead is Mr. Whitehead's spouse and Mr. Whitehead disclaims any interest in her shares in the Company).

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
Exhibit No.	Description	Page
Articles of Incorporation, as amended, and Bylaws
3.1	Articles of Incorporation of the Company, as amended to date (1)
3.2	Bylaws of the Company (2)
Instruments defining the rights of security holders including debentures
4.1	Excerpts from Articles of Incorporation, as amended (1)
4.2	Excerpts from Bylaws, as amended (2)
Material Contracts
10.1	1995 Stock Option Plan (3)
10.2	Form of Stock Option Agreement (4)
10.3	Americomm Cheyenne River Development Project Agreement by and among the Company, Fred S. Jensen, Richard A. Bate, A. R. Briggs and Thomas L. Thompson (5)
10.4	Promissory Note date March 15, 2000 issued to Albert E. Whitehead Living Trust (6)
10.5	Farmout Agreement dated November 15, 2000 among the Company and the other parties named therein (7)
10.6	Share Exchange Agreement by and among Americomm Resources Corporation, Empire Petroleum Corporation and each of the shareholders of Empire Petroleum Corporation (8)

(1)	As filed on Form 10-QSB for quarter ended September 30, 1995, effective November 6, 1995
(2)	As filed on Form 10-QSB for quarter ended March 31, 1998, effective May 15, 1998
(3)	As filed on Proxy Statement dated June 13, 1995, filed June 14, 1995
(4)	As filed on Form 10-KSB for the year ended December 31, 1995 as filed March 29, 1996
(5)	As filed on Form 10-QSB for quarter ended June 30, 1998, effective August 12, 1998
(6)	As filed on Form 10-QSB/A for quarter ended March 31, 2000, effective November 14, 2000
(7)	As filed on Form 10-KSB for the year ended December 31, 2000 as filed March 29, 2001
(8)	As filed on Form 8K June 5, 2001

(b) Reports on Form 8-K

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Empire Petroleum Corporation

(Registrant)

Date: April 10, 2002                                                                         By: /s/John P. McGrain

                                                                                                John P. McGrain

                                                                                                Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Signature	Title	Date
/s/John P. McGrain John P. McGrain	Chairman, Chief Executive Officer	April 10, 2002
/s/Thomas J. Jacobsen Thomas J. Jacobsen	President	April 10, 2002
/s/Albert E. Whitehead Albert E. Whitehead	Director	April 10, 2002
/s/Thomas R. Bradley Thomas R. Bradley	Director	April 10, 2002
/s/John C. Kinard John C. Kinard	Director	April 10, 2002

EMPIRE PETROLEUM CORPORATION

FINANCIAL STATEMENTS

EMPIRE PETROLEUM CORPORATION

FINANCIAL STATEMENTS

DECEMBER 31, 2001

INDEPENDENT AUDITORS' REPORT

To the Directors of

Empire Petroleum Corporation (formerly known as Americomm Resources Corporation):

We have audited the balance sheet of Empire Petroleum Corporation (formerly known as Americomm Resources Corporation) as at December 31, 2001 and the statements of income, stockholders equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2001 and the results of its operations and cash flows for the year then ended in conformity with United States generally accepted accounting principles.

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

KPMG LLP Chartered Accountants

Chartered Accountants

Calgary, Canada

March 18, 2002

EMPIRE PETROLEUM CORPORATION

(formerly known as Americomm Resources Corporation)

BALANCE SHEET

ASSETS	December 31, 2001
Current assets:
Cash and cash equivalents	$ 38,242
Accounts receivable Prepaid expenses	127,710 5,323
Total current assets	171,275

Property & equipment net of accumulated depreciation and depletion	7,185,046

$ 7,356,321

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$ 489,149
Debenture payable	182,000
Total current liabilities	671,149

Long-term debenture payable	30,000
Deferred taxes	1,250,000
Total liabilities	1,951,149
Stockholders' equity:
Common stock at par value	23,495
Additional paid in capital Accumulated deficit	7,441,099 (2,059,422)
Total stockholders' equity	5,405,172
$ 7,356,321

See accompanying notes to financial statements.

EMPIRE PETROLEUM CORPORATION

(formerly known as Americomm Resources Corporation)

STATEMENT OF OPERATIONS

Year ended December 31,
2001
Revenue: Petroleum and natural gas sales	$ 12,410
Royalty expense	(2,482)
9,928
Costs and expenses:
Operating expenses
30,913
General and administrative
217,366
Depletion and amortization
5,262
253,543
Operating loss	243,613

Other income and expense:
Interest income	6,918
Interest expense	(7,473)
Total other income and expense	(555)

Net loss	$ (244,168)

Net loss per common share	$ (0.01)
Weighted average number of common shares outstanding - Basic and diluted	20,405,078

See accompanying notes to financial statements

EMPIRE PETROLEUM CORPORATION

(formerly known as Americomm Resources Corporation)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
	Shares	Amount	Capital in excess of par value	Retained earnings (deficit)	Total
Balances January 1, 2000	14,879,721	$ 14,880	$ 2,365,528	$(1,815,254)	$ 565,154
Net loss	-	-	-	(244,168)	(244,168)
Issuance of Common stock	8,615,670	8,615	5,075,571	-	5,084,186
Balances December 31, 2001	23,495,391	$ 23,495	$ 7,441,099	$(2,059,422)	$ 5,405,172

See accompanying notes to financial statements

EMPIRE PETROLEUM CORPORATION

(formerly known as Americomm Resources Corporation)

STATEMENT OF CASH FLOWS

Year ended December 31,
2001
Cash flows from operating activities:
Net loss	$ (244,168)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,262
Change in non-cash operating working capital	242,194
Net cash used in operating activities	(3,288)

Cash flows from investing activities:
Cash payments for investments in prospects	(384,631)
Acquisition of Empire, net of cash acquired	136,691
Change in non-cash investing working capital	(92,106)
Net cash used in investing activities	(340,046)

Cash flows from financing activities:
Issuance of common stock	150,000
Proceeds of note payable – affiliate	212,000
Net cash provided by financing activities	362,000

Net increase in cash	25,242

Cash and cash equivalents – Beginning	13,000
Cash and cash equivalents – Ending	$ 38,242

See accompanying notes to financial statements

EMPIRE PETROLEUM CORPORATION

(formerly known as Americomm Resources Corporation)

NOTES TO CONSOLDIATED FINANCIAL STATEMENTS

 General:

On July 20, 2001 Americomm Resources Corporation merged with its wholly-owned subsidiary, Empire Petroleum Corporation, and simultaneously changed the name of the Corporation to Empire Petroleum Corporation. Both the merger and name change were effective August 15, 2001. Americomm Resources Corporation (the "Company") was originally incorporated in the State of Utah on the 22nd day of August 1983, as Chambers Energy Corporation. On the 7th day of March 1985, the state of incorporation was changed to Delaware by means of a merger with Americomm Corporation, a Delaware corporation formed for the purpose of effecting the said change. In July 1995, the Company changed its name to Americomm Resources Corporation. The Company is involved in oil and gas exploration.

1. Continuing operations:

The continuation of the Company is dependent upon the ability of the Company to attain future profitable operations. These financial statements have been prepared on the basis of United States accounting principles applicable to a company with continuing operations, which assume that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its obligations in the normal course of operations. Management believes the going concern assumption to be appropriate for these financial statements. If the going concern assumption were not appropriate for these financial statements, then adjustments might be necessary to the carrying value of assets and liabilities, reported expenses and the balance sheet classifications used.

The Company continues to explore and develop its oil and gas interests. The ultimate recoverability of the Company’s investment in its oil and gas interests is dependent upon the existence and discovery of economically recoverable oil and gas reserves, confirmation of the Company’s interest in the oil and gas interests, the ability of the Company to obtain necessary financing to further develop the interests, and upon the ability to attain future profitable production. The Company has been incurring significant losses in recent years and has a significant working capital deficiency as at December 31, 2001.

The accompanying financial statements have been prepared on the basis of United States accounting principles applicable to a company with continuing operations. Should the Company not be able to meet the objectives described above and have continued operations, certain assets and liability accounts would require adjustment and reclassification.

2. Significant accounting policies:

The financial statements of the Company have been prepared by management in accordance with generally accepted accounting principles in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The financial statements have, in management’ s opinion, been properly prepared using careful judgment with reasonable limits of materiality and within the framework of the significant policies summarized below:

(a) Capital assets:

The Company uses the successful efforts method of accounting for its oil and gas activities. Costs incurred are deferred until exploration and completion results are evaluated. At such time, costs of activities with economically recoverable reserves are capitalized as proven properties, and costs of unsuccessful or uneconomical development work are expensed.

(b) Future site restoration and abandonment costs:

Site restoration and abandonment costs are provided for over the life of the estimated proven reserves on a unit-of-production basis. Costs are estimated each year by management in consultation with the Company's engineers based on current regulations, costs, technology and industry standards. The period charge is expensed and actual site restoration and abandonment expenditures are charged to the accumulated provision account as incurred.

(c) Per share amounts:

SFAS No. 128, "Earnings Per Share" requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). The computation of basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses.

(d) Income taxes:

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

2. Significant accounting policies (continued):

(e) Comprehensive income:

SFAS 130 requires the reporting of comprehensive income in addition to net earnings. Comprehensive income includes net income plus other comprehensive income; specifically, all changes in equity of a company during a period arising from non-owner sources.

(f) Financial instruments:

The carrying value of current assets and current liabilities approximate their fair value due to the relatively short period to maturity of the instruments.

(g) Cash and cash equivalents:

The Company defines cash and cash equivalents to be cash on hand, cash in chequing accounts, certificates of deposit, cash in money market accounts and certain investments with maturities of three months or less from the date of purchase.

(h) Stock option plan:

The Company has a stock option plan that is described in note 5(c) and uses the intrinsic value method of accounting for stock-based compensation in accordance with Accounting Principles Board Opinion ("APB") No. 25. When stock options are granted, no compensation expense is recorded. Consideration received on the exercise of the stock option is credited to share capital.

(i) Concentration of credit risk:

The Company's financial instruments exposed to concentrations of credit risk consist primarily of cash equivalents. The Company maintains its cash balances at several financial institutions. The balance is insured by the Canada Deposit Insurance Corporation up to Cdn.$60,000. At December 31, 2001 the Company's deposits were not in excess of the amount insured by the Federal Deposit Insurance Corporation.

Translation of foreign currency:

The Company translates the foreign currency components of its financial statements in accordance with the requirements of SFAS 52, "Foreign Currency Translation." Assets and liabilities are translated at current exchange rates and related revenues and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are recorded as a separate component in stockholders’ equity. Foreign currency transaction gains and losses are included in determining net income.

3. Empire Petroleum Corporation acquisition:

On May 29, 2001 the Company acquired Empire Petroleum Corporation, a private company that owns a 25% interest in the Cheyenne River Prospect, increasing the Company’s working interest in the Cheyenne River Wyoming Prospect to 75%. The acquisition of Empire was accomplished by the issue of 7,492,351 common shares or 30.6% of the total 24,476,925 shares outstanding on a fully diluted basis. The Company’s shares issued were valued at $0.55 each for this transaction. The results of operations of Empire were included in the Company’s financial statements effective May 29, 2001. The acquisition was accounted for as follows:

Value of shares issued	$ 4,120,793
Current assets	347,762
Investments	206,250
Current liabilities	(607,182)
Deferred taxes	(1,250,000)
Petroleum and natural gas properties	5,423,963
$ 4,120,793

4. Note payable/debenture payable:

On June 4, 2001 the Company received proceeds from two notes payable in the amount of $116,000 and further signed a debenture note payable from an affiliated person for a further $66,000. These notes are unsecured and bear interest at 12% per year, with interest payable monthly. They are due and payable by the corporation on June 4, 2002 including a 3% premium on the principal amounts due. In no event shall interest to be paid exceed an amount equal to simple interest on the unpaid principal balances of the notes at the maximum rate permitted by applicable law.

On August 23, 2001 the Company received proceeds of a long-term note payable in the amount of $30,000. The note is unsecured and bears interest at 1% per month and is convertible, at the note holder’s option, into a .5% working interest in the Timber Draw project.

As of December 31, 2000, the Company had a note payable of $282,754 to a director/shareholder, including the original amount of the note of $110,000, and additional amounts of $67,752 of accrued operating expenses paid by the director/ shareholder. Interest is accrued at 10 percent per annum and will be paid upon maturity of the note on March 15, 2001. The director/shareholder as of December 31, 2000 has the option to convert the debt to common stock at any time before to March 15, 2001 at $.4370 per share. On March 7, 2001, the note was converted and 748,319 shares were issued.

5. Stock options:

The Company has a stock option plan. Under the plan adopted in 1995, the Company may grant options for up to 1,600,000 shares of common stock. The compensation committee of the Board of Directors has sole discretion for the granting of these options. The exercise price of these options is the fair market value on the date of grant. The following stock options are outstanding at December 31, 2001:
	Year granted	Shares under option	Expiration
Officer/Employee	1995	66,666	06/14/05
Officer/Employee	1996	200,000	10/11/06
Others	1996	10,000	11/28/06
Officer/Employee	1998	100,000	07/09/08
Directors	1998	300,000	07/09/08
Others	2000	25,000	03/15/10
Officer/Employee	2000	70,000	03/15/10
Directors	2000	210,000	03/15/10
		981,666

6. Income taxes:

The provision for income taxes differs from the amount obtained by applying the combined Federal and State income tax rate of 34% to income before income taxes. The difference relates to the following items:

Statutory tax rate	34%
Expected recovery	$ (83,017)
Benefit of losses not recognized	83,017
$ -

The components of the net deferred income tax liability at December 31, 2001 is as follows:

Deferred tax assets:
Loss carry forwards	$ 576,000
Deferred tax liabilities:
Property, plant and equipment	1,826,000
Net deferred tax liability	$ 1,250,000

7. Related party transactions:

During 2001, the Company incurred $11,120 in travel expenses for a director as well as $54,063 in servicing for drilling and completion of a well by a company owned by a director.

As well, a director paid $45,981 of operating expenses on behalf of the Company which the Company has recorded as payable.

8. Operating lease:

The Company leases office space under operating lease agreements with unrelated parties, which will expire in 2003 and 2005.

The future minimum lease payments under the operating lease are as follows:

2002	$ 75,645
2003	52,287
2004	28,929
2005	9,643
$ 166,504

Rent expense for the year ended December 31, 2001 was $59,184

EMPIRE PETROLEUM CORPORATION

FINANCIAL STATEMENTS

DECEMBER 31, 2000

MAGEE RAUSCH & SHELTON, LLP

Certified Public Accountants

1856 East 15th Street

Tulsa, Oklahoma 74159

PH: 918-744-0191

FAX: 918-744-5810

To the Board of Directors and Stockholders

Americomm Resources Corporation

Tulsa, Oklahoma

Independent Auditor's Report

We have audited the accompanying balance sheet of Americomm Resources Corporation as of December 31, 2000 and the related statements of income, changes in stockholders' equity (deficiency) and cash flows for the year ended December 31, 2000. These financial statements are the responsibility of Americomm Resources Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Americomm Resources Corporation at December 31, 2000, and the results of its operations and its cash flows for the year ended December 31, 2000 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in a note to the financial statements, the company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to those matters are also described in the notes. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Magee Raush & Shelton LLP

Tulsa, Oklahoma

February 9, 2001

AMERICOMM RESOURCES CORPORATION

BALANCE SHEET

ASSETS	December 31, 2000
Current assets:
Cash and cash equivalents	$ 13,000
Accounts receivable Prepaid expenses	35,604 3,569
Total current assets	52,173

Investment in prospects	881,407
Property & equipment net of accumulated Depreciation of $5,197	9,358
890,765
$ 942,938

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accrued payroll and payroll taxes Accrued interest – related party	$ 55,339 39,691
Notes payable – related party	282,754
Total current liabilities	377,784

Stockholders' equity:
Common stock, $0.001 par value; Authorized 50,000,000 shares, 14,879,721 shares outstanding, with 132 shares held in treasury	14,880
Capital in excess of par value Retained earnings (deficit)	2,365,528 (1,815,254)
Total stockholders' equity	565,154
$ 942,938

See accompanying notes to financial statements.

AMERICOMM RESOURCES CORPORATION

STATEMENT OF OPERATIONS
Year ended December 31,
2000
Revenue: Revenues, net	$ -
Less royalty expense	-
-
Costs and expenses:
General and administrative
138,098
Operating loss	(138,098)

Other income and (expense):
Interest income	3,080
Interest expense	(26,015)
Total other income and expense	(22,935)

Net loss	$ (161,033)

Net loss per common share	$ (0.01)
Weighted average number of common shares outstanding	14,712,921

See accompanying notes to financial statements

AMERICOMM RESOURCES CORPORATION

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
	Shares	Amount	Capital in excess of par value	Retained earnings (deficit)	Total
Balances January 1, 2000	14,213,055	$ 14,212	$ 2,166,196	$(1,654,221)	$ 526,187
Net loss	-	-	-	(161,033)	(161,033)
Issuance of Common stock	666,666	668	199,332	-	200,000
Balances December 31, 2000	14,879,721	$ 14,880	$ 2,365,528	$(1,815,254)	$ 565,154

See accompanying notes to financial statements

AMERICOMM RESOURCES CORPORATION

STATEMENT OF CASH FLOWS
Year ended December 31,
2000
Cash flows from operating activities:
Net loss	$ (161,033)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation expense	2,079
Changes in operating assets and liabilities: Accounts receivable	(35,604)
Prepaid expenses	(325)
Deposits	3,244
Accruals	25,329
Total adjustments	5,277
Net cash used by operating activities	(166,310)

Cash flows from investing activities:
Cash payments for investments in prospects	(153,843)
Net cash used in investing activities	(153,843)

Cash flows from financing activities:
Issuance of common stock	200,000
Proceeds from note payable – related party	110,000
Net cash provided by financing activities	310,000

Net decrease in cash and cash equivalents	(10,153)

Cash and cash equivalents, beginning of year	23,153
Cash and cash equivalents, ending of year	$ 13,000

Supplemental Disclosures:
Interest expense paid	0
Income taxed paid	0

See accompanying notes to financial statements

AMERICOMM RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2000

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

Property and Equipment - Property and equipment are carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the property and equipment. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in income for the period. The cost of maintenance and repairs is charged to income as incurred, whereas significant renewals and betterments are capitalized and deduction is made for retirements resulting from the renewals or betterments. Depreciation expense was $2,079 for the year ended December 31, 2000.

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

NOTE PAYABLE - RELATED PARTY:

As of December 31, 2000, the Company had a note payable of $282,754 to a director/shareholder, including the original amount of the note of $110,000 and additional amounts of $67,752 of accrued operating expenses paid by the director/ shareholder. Interest is accrued at 10 percent per annum and will be paid upon maturity of the note on March 15, 2001. The director/shareholder as of December 31, 2000 has the option to convert the debt to common stock at any time before March 15, 2001 at $.4370 per share. At December 31, 2000, the shareholder has not opted to convert the debt. Accrued interest as of December 31, 2000 was $39,691.

INCOME TAXES:

The Company has net operating loss carryovers of approximately $856,000 that expire from the years 2005 to 2020.

The deferred tax assets related to these items are as follows:
Net operating loss carryover	$ 342,000
Less valuation allowance	342,000
Net deferred tax asset	$ 0

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

Rent expense for the year ended December 31, 2000 was $29,877.

STOCK OPTION PLAN:

The Company has a stock option plan. Under the plan adopted in 1995, the Company may grant options for up to 1,600,000 shares of common stock. The compensation committee of the Board of Directors has sole discretion for the granting of these options. The exercise price of these options is the fair market value on the date of grant. The following stock options are outstanding at December 31, 2000:
	Year granted	Shares under option	Expiration
Officer/Employee	1995	66,666	06/14/05
Officer/Employee	1996	200,000	10/11/06
Others	1996	10,000	11/28/06
Officer/Employee	1998	100,000	07/09/08
Directors	1998	300,000	07/09/08
Others	2000	25,000	03/15/10
Officer/Employee	2000	70,000	03/15/10
Directors	2000	210,000	03/15/10
		981,666

The effect of the exercising of these options has not been included in the calculation of earnings per share.

CONCENTRATION OF CREDIT RISK:

The Company's financial instruments exposed to concentrations of credit risk consist primarily of cash equivalents. The Company maintains its cash balances at one financial institution. The balance is insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2000 the Company's deposits were not in excess of the amount insured by the Federal Deposit Insurance Corporation.

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

As of February 2001, the Company raised an additional $150,000 through the sale of 375,000 shares of common stock to one investor at $0.40 per share. The Company expects the proceeds of this private placement to finance its operational expenses for approximately twelve months. The Company will be required to raise additional capital, or enter into arrangements with third parties, to finance the exploration of its properties. During December 2000, the Company discovered oil and gas on its Cheyenne River Development Prospect. This property has the potential to improve the Company's operating activity. The Company's continued existence is also dependent upon the cooperation and support of its officers and directors.