Form 10QSB
period 2002-03-31
EMPIRE PETROLEUM CORP
filed 2002-05-15
CIK 887396

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                               Form 10-QSB


(Mark One)

[X] Quarterly Report Pursuant to Section 13 OR 15(d) of the
    Securities Exchange Act of 1934

             For the quarterly period ended March 31, 2002

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



              610, 715 - 5th Avenue S. W., Calgary, Alberta
                           Canada  T2P 2X6

(Former name, former address and former fiscal year, if changed since last report)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.001 Par Value - 23,495,259 shares outstanding as of March 15, 2002.

Transitional Small Business Disclosure Format: [ ] Yes [X] No


                      EMPIRE PETROLEUM CORPORATION

                        INDEX TO FORM 10-QSB

Part I. FINANCIAL INFORMATION                               Page(s)

Item 1. Financial Statements
Balance Sheet at March 31, 2002 (Unaudited)                  3-4
Statements of Operations for the three months ended
  March 31, 2002 and 2001 (Unaudited)                        4-5
Statements of Cash Flows for the three months ended
  March 31, 2002 and 2001 (Unaudited)                        5-6
Notes to Financial Statements                                6-8

Item 2. Plan of Operations                                  8-10


Part II. OTHER INFORMATION

Item 1. Legal Proceedings                                  10-11

Item 6. Exhibits and Reports on Form 8-K                      11


Signatures                                                    11


Item 1. FINANCIAL STATEMENTS


                      EMPIRE PETROLEUM CORPORATION

                             BALANCE SHEET


                                                           March 31,

                                                             2002

ASSETS                                                    (Unaudited)

Current assets:
  Cash and cash equivalents                              $   123,268
  Accounts receivable                                         55,893
  Prepaid expenses                                               943
		                                             ___________
Total current assets                                         180,104

Investment in prospects
Property & equipment net of accumulated
  depreciation and depletion                               7,190,307
                                                         ___________
Total Assets             	                             7,370,411
                                                         ___________


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued
    liabilities                                          $   465,619
  Debenture payable                                          182,000
  Note Payable - Related Party                               170,000
                                                         ___________
Total current liabilities                                    817,619

Long-term debenture payable                                   30,000
Deferred taxes                                             1,250,000
                                                         ___________
Total liabilities                                          2,097,619
                                                         ___________

Stockholders' equity:
Common stock at par value                                     23,495
Additional paid in capital                                 7,441,099
Accumulated deficit                                       (2,191,802)
                                                         ___________
Total stockholders' equity                                 5,272,792
                                                         ___________

Total Liabilities and Equity                             $ 7,370,411
                                                         ___________


See accompanying notes to financial statements.


                       EMPIRE PETROLEUM CORPORATION

                        STATEMENTS OF OPERATIONS

                             (Unaudited)




                                              Three Months Ended

                                                  March 31,

                                               2002         2001

Revenue:
  Oil and gas sales                    $          0     $         0
  Less royalty expense                            0               0
                                       ____________      __________
                                                  0               0
                                       ____________      __________

Costs and expenses:
  Production & operating                     73,341               0
  General & administrative                   52,610          39,757
  Depletion and amortization                  1,044               0
                                       ____________      __________
                                            126,995          39,757
                                       ____________      __________
  Operating loss                            126,995          39,757
                                       ____________      __________

Other income and expense:
  Interest income                                 0          (1,199)
  Miscellaneous income                            0          (   47)
  Interest expense                            5,385           4,571
                                       ____________      __________

Total other income and expense                5,385           3,325
                                       ____________      __________

Net loss                               $   (132,380)     $  (43,082)
                                       ____________      __________

Net loss per common share              $          0               0
                                       ____________      __________

Weighted average number of
  common shares outstanding              23,495,259      16,003,040
                                       ____________      __________



See accompanying notes to financial statements


                      EMPIRE PETROLEUM CORPORATION

                        STATEMENTS OF CASH FLOWS

                             (UNAUDITED)

                          Three Months Ended

                                               March 31,     March 31,

                                                 2002          2001


Cash flows from operating activities:
  Net loss                                    $(132,380)     $(43,082)

Adjustments to reconcile net loss to
  net cash used in operating activities:
  Depreciation and depletion                      1,044           525

Cash flow from operations:
(Increase) decrease in assets:
  Accounts receivable                            71,817             0
  Prepaid expenses                                4,380         3,571
Increase (decrease) in liabilities:
  Accounts payable and accrued expenses         (23,530)      (39,747)
                                               ________      ________
Net cash used in operating activities           (78,669)      (78,733)
                                               ________      ________

Cash flows from investing activities:
  Additions to property, plant and equipment    ( 6,305)            0
  Cash payments for investments in prospects          0       (45,541)
                                               ________      ________
Net cash used in investing activities           ( 6,305)      (45,541)
                                               ________      ________

Cash flows from financing activities:
  Issuance of common stock                            0       477,016
  Proceeds of note payable - related party      170,000             0
  Repayment of note payable -related party            0      (282,754)
                                               ________      ________
Net cash provided by financing activities       170,000       194,262
                                               ________      ________

Net increase (decrease)in cash                   85,026        69,988

Cash and cash equivalents - Beginning            38,242        13,000
                                               ________      ________
Cash and cash equivalents - Ending             $123,268      $ 82,988
                                               ________      ________


See accompanying notes to financial statements


                      EMPIRE PETROLEUM CORPORATION

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (UNAUDITED)

1.     BASIS OF PRESENTATION:

The accompanying unaudited financial statements of Empire Petroleum Corporation (Empire, or the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the Company's financial position, the results of operations, and the cash flows for the interim period are included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

On July 20, 2001, the Board of Directors approved the merger of Americomm Resources Corporation with its wholly owned subsidiary Empire Petroleum Corporation and the simultaneous change in the name of the corporation to Empire Petroleum Corporation. Both the merger and name change were effective August 15, 2001.

The information contained in this Form 10-QSB should be read in conjunction with audited financial statements and related notes for the year ended December 31, 2001 which are contained in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission (the SEC) on April 10, 2002.

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

3.    NOTES PAYABLE

On June 4, 2001, the corporation received proceeds from two notes payable in the amount of $116,000 and signed a debenture note payable from an affiliated person for a further $66,000. These notes are unsecured and bear interest at 12% per year, with interest payable monthly. They are due and payable by the company on June 4, 2002 including a 3% premium on the principal amounts due. In no event shall interest to be paid exceed an amount equal to simple interest on the unpaid principal balances of the notes at the maximum rate permitted by applicable law.

On August 23, 2001, the company received proceeds of a long-term note payable in the amount of $30,000. The note is unsecured and bears interest at 1% per month and is convertible, at the note holder's option, into a .5% working interest in the Timber Draw project.

On March 15, 2002, the Company borrowed $170,000 from Albert E. Whitehead Living Trust pursuant to a convertible promissory note due March 15, 2003 earning interest at the rate of 10% per annum, and convertible into shares of the Company stock at a price of $0.2100 per share, which represented the market price of the Company's common stock on such date.

In April 2002, the Company entered into an "Agreed Order of Payment" with Baker Hughes, Inc., to satisfy an outstanding indebtedness for service in the drilling of the Timber Draw #1-AH well. The amount of this payment is for the principal amount of $98,984.79, accrued interest at the rate of 18% per annum from January 17, 2001 to January 29, 2002, interest accruing from and after January 29, 2002, at the rate of 7.48% per annum until paid, costs in the amount of $96.00, and attorney's fees in the amount of $2,750.00. Payment of such amounts is to be made as follows:

     1. Empire Petroleum shall pay an initial installment of $40,000.00 to Baker Hughes on or before April 15, 2002 (the
     Company made this payment in April 2002 as required)

     2. Beginning May 1, 2002, Empire shall pay consecutive monthly installments of $10,000.00 each due on or before the 1st day of each consecutive month until the entire amounts due are paid in full. The Company made this payment in May 2002 as required.

In December 2001, the Company executed a note with Weatherford
U.S., L.P. to satisfy an outstanding indebtedness for service in the drilling of the Timber Draw #1-AH well. The principal amount of this note is $108,334.22 with interest payments at 10% per annum commencing on May 27, 2001, until all interest and principal amounts are paid in full. Timely payments have been made in accordance with the terms of this note. In April 2002, the "payee" of this note agreed to a revised payment schedule extending final payment of $66,997.00 from April 10, 2002, until June 10, 2002.

4.    INCOME TAXES

As of March 31, 2002, the Company has tax net operating loss carry forwards totaling approximately $1,754,000. If not used, these carry forwards will expire in the years 2001 to 2021.

5.    EMPIRE PETROLEUM CORPORATION ACQUISITION

On May 29, 2001 the Company acquired Empire Petroleum Corporation, a private company that owned a 25% interest in the Cheyenne River Prospect, increasing the Company's working interest in the Cheyenne River Wyoming Prospect to 75%. The acquisition of Empire was accomplished by the issue of 7,492,351 common shares or 30.6% of the total 24,476,925 shares now outstanding on a fully diluted basis. The Company's shares issued were valued at $0.55 each for this transaction. The acquisition was accounted for as follows:


                                                 USD$

Value of shares issued                           4,120,793
Current assets                                     347,762
Investments                                        206,250
Current Liabilities                               (607,182)
Deferred Taxes                                  (1,250,000)
Petroleum and natural gas properties             5,423,963
                                                __________
                                                 4,120,793

Management changes concurrent with the Empire acquisition included the appointment of John P. McGrain as Chairman and Chief Executive Officer, and Thomas J. Jacobsen as President and Chief Operating Officer of the combined company. Mr. McGrain, has 30 years experience as an investor with a focus on oil and gas companies and is currently the Chairman of Enterra Energy Corp. (Nasdaq: EENC). Mr. Jacobsen, is also acting Chief Operating Officer and Director of Enterra, has more than 40 years experience in the oil and gas industry within Canada, the United
States and internationally.

After the Empire acquisition, the Board of Directors was comprised of John P. McGrain, Thomas J. Jacobsen, Albert E. Whitehead, Thomas R. Bradley and John C. Kinard. George H. Plewes resigned as a director. Al Whitehead and Tom Bradley, in addition to their board duties, managed the company's land inventory of over 100,000 acres of leases.

On July 20, 2001, the Board of Directors approved the merger of the Company with its now wholly owned subsidiary Empire Petroleum
Corporation and the simultaneous change in the name to Empire
Petroleum Corporation. Both the merger and name change were effective August 15, 2001.

On April 16, 2002, the Board of Directors of the Company accepted the resignations of John P. McGrain and Thomas J. Jacobsen as officers and directors of the Company and appointed Albert E. Whitehead as Chairman and Chief Executive Officer and Thomas R. Bradley as President of the Company. The new Board of Directors will be comprised of Albert
E. Whitehead, Thomas R. Bradley and John C. Kinard. As of April 2002, the operations and headquarters of the Company were relocated to Tulsa, Oklahoma as shown on the cover page of this report.

Item 2. PLAN OF OPERATION

All statements, other than statements of historical fact contained in this report are forward-looking statements. Forward-looking statements generally are accompanied by words such as anticipate, believe, estimate, expect, may, might, potential, project or similar statements. Although the Registrant believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct. Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements include the need for additional capital, the costs expected to be incurred in the exploration and development of the Registrant's properties, unforeseen engineering, mechanical or technological difficulties in drilling wells, uncertainty of exploration results, operating hazards, competition from other natural resource companies, the fluctuations of prices for oil and gas, the effects of governmental and environmental regulation, general economic conditions and other risks described in the Registrant's filings with the Securities and Exchange Commission. Accordingly, the actual results of the Company's operations in the future may vary widely from the forward-looking statements included herein, and all forward-looking statements in this Report are expressly qualified in their entirety by the cautionary statements in this paragraph.

Empire has no income producing oil and gas properties at March 31, 2002. However, an oil and gas test well was drilled in January 2001 on the Cheyenne River Prospect. The test well encountered flows of oil and natural gas during the drilling period and was subsequently completed as an oil well as described below.

As of March 31, 2002, Empire had $123,268 of cash on hand. Empire expects that its cash on hand will be sufficient to fund its operations for the next 3 months. Empire's material commitments consist of annual lease payments on the Cheyenne River Development Project of approximately $119,622, of which $96,414 were paid in March 2002, with $70,000 of this amount paid by the Company and the balance of $26,414 paid by the parties to the Farmout Agreement in the Cheyenne
River Development Project.   Although the Company has closed its Calgary,
Alberta Canada office, it still has a lease obligation for office space there under an operating lease agreement with an unrelated party that will expire in 2006. This lease calls for monthly lease payments of approximately $2,333.33 (U.S.). The Company has negotiated a commitment from a Calgary company to assume the obligations of this lease after the June 2002 payment by Empire. In Tulsa, Oklahoma, the Company leases office space under an operating lease agreement with an unrelated party which will expire in 2003. The lease calls for monthly lease payments of $3,893 for the years 2002 and 2003. The Company currently sublets part of its office space on a month-to-month basis for approximately $1,000 per month. Mr. Whitehead and Mr. Bradley serve as executive officers of the Company without compensation.

Pursuant to the Farmout Agreement, drilling of the Timber Draw 1-AH test well commenced during December 2000 within the 25,000 acre Timber Draw Federal Drilling Unit included in the Cheyenne River Development Project. Drilling of the Timber Draw 1-AH test well was completed at a total measured depth of 10,578 feet of which the last 2,030 feet was drilled horizontally through the Newcastle "B" formation (the "Muddy"). During horizontal drilling, flows of oil and gas were encountered. During the period from February 13, to June 22, 2001, the Company conducted a series of production methods on its Timber Draw Unit #1-AH oil and gas discovery. During the test period, the well flowed 8,139 barrels of 44 degree light gravity sweet crude and 29,072,000 cubic feet of natural gas with a BTU content of 1,493 and rich in natural gas liquids. Consulting engineers have calculated natural gas liquids of approximately 70 barrels per day based on estimated gas production of 500,000 cubic feet per day. Due to the lack of a nearby pipeline connection, the well was shut-in on June 22, 2001 to conserve the natural gas, which was flared during the test period. A bottom hole pressure survey conducted in April 2002 indicated a limited reservoir for this well. Once the well is placed on production for a prolonged period of time a more definitive calculation of reserves can be made.

The Company anticipated drilling additional wells in the fourth quarter of 2001, however, due to poor financial market conditions it was unable to raise the funds necessary to conduct the fourth quarter, of 2001, drilling program. The Company now has elected to make an effort to finance or farmout up to a 37.5%working interest in the Timber Draw #1-AH discovery well and the 84,256 acres under lease in the Cheyenne River Development Project. Upon concluding a financing or farmout, steps will be taken to conduct a sixteen square mile seismic survey surrounding the discovery well and determine from this study the feasibility of drilling additional well(s) and consider building a ten mile pipeline to a gas purchaser in order to place the well on production.

The Bureau of Land Management ("BLM") has advised the Company it will require additional test data before it can determine the economic status of the well pursuant to the terms of the Timber Draw Unit.
A continuous test of the well will be carried out after its connection to a purchaser's pipeline and the Company anticipates the BLM will require about six months of production history before it renders its ruling on whether the Company has a paying or non-paying well based on its criteria which is essentially based on whether or not the production from the well will payout the cost of such well. There is no assurance that the well will meet this criteria. Subject to favorable results of a 3D seismic interpretation and securing additional financing, the Company would anticipate additional drilling in the 3rd quarter of 2002.

Empire now owns a fifty (50%) percent working interest in the Timber Draw #1-AH discovery well which is convertible to a seventy-five
(75%) percent working interest after its partners recover their drilling and completion costs. Empire reserves an overriding royalty interest of seven (7%) percent proportionally reduced until our partners cost recovery. As a result of the Farmout Agreement, Empire now has a seventy-five (75%) percent interest in approximately 60,000 acres of the Development Project. The Farmout Agreement also provides that the partners can obtain a 25% interest in the remaining 24,256 acres, providing that they participate proportionally in the drilling of a test well on the property. The Company currently owns a 100% interest in 24,256 acres.

It has been determined that approximately 16,000 acres of property located in the northwest portion of the Cheyenne River Development Project are surplus to the Company's needs and that these acres will be released through non-payment of lease rentals. As of April 1, 2002, following the release of the surplus property, the lease block for the Cheyenne River Development Project will constitute approximately 84,256 acres.

Empire employs one secretary in its Tulsa office and does not at this time expect any significant change in the number of its employees during the next twelve months. If Empire is successful in raising additional capital, it will employ part-time or temporary persons and consultants in situations where special expertise is required.

PART II. OTHER INFORMATION

Item 2. LEGAL PROCEEDINGS

On January 29, 2002, Baker Hughes, Inc. (Baker Hughes) secured a default judgment in the District Court of Tulsa County in the State of Oklahoma in connection with the principal balance of $98,984.79 for labor, services and materials furnished by Baker Hughes. The Company did not contest Baker Hughes's action as there was no dispute to the validity of its claim. On March 13, 2002, Baker Hughes filed to authenticate the default judgment in the District Court, Eighth Judicial District in the County of Niobrara, State of Wyoming. On April 18, 2002, the Company and Baker Hughes entered into a Agreed Order of Payment as further described in Note 3 of the Financial Statements in order to resolve this matter.

Item 6. Exhibits and Reports on Form 8-K

        (a)   Exhibits

              10.1 Convertible Note due March 15, 2003 issued to Albert E. Whitehead Living Trust.

         (b)  Reports on Form 8-K.

                     A form 8-K was filed April 16, 2002 regarding the resignations of John P. McGrain and Thomas
                     J. Jacobsen as officers and directors of Empire Petroleum Corporation.

                      EMPIRE PETROLEUM CORPORATION

                             SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMPIRE PETROLEUM CORPORATION



Date: May 14, 2002                    By: /s/ Thomas R. Bradley



Thomas R. Bradley

President


                            EXHIBIT INDEX


NO.                DESCRIPTION

10.1               Convertible Note due March 15, 2003 issued to
                   Albert E. Whitehead Living Trust.



EXHIBIT 10.1




This Note, and any securities to be acquired upon the conversion of this Note, have not been registered under the Securities Act of 1933, as amended, and may not be sold, hypothecated or otherwise transferred or disposed of in the absence of such registration, unless an exemption from the requirement of such registration is available under the circumstances at the time obtaining and, if required at the sole discretion of the Company, demonstrated by opinion of counsel satisfactory to the Company.



                      EMPIRE PETROLEUM CORPORATION




                   Convertible Note Due March 15, 2003




$170,000.00				                   Tulsa, Oklahoma
                                                 March 15, 2002


	FOR VALUE RECEIVED, EMPIRE PETROLEUM CORPORATION, a Delaware corporation (the "Company"), promises to pay The Albert E. Whitehead Living Trust, or registered assigns, the principal sum of ONE HUNDRED SEVENTY THOUSAND United States Dollars ($170,000.00) on March 15, 2003 (the "Due Date"),
together with interest from the date hereof on the unpaid balance of such principal amount from time to time outstanding at the rate of 10% per annum.

	Payments of principal and interest shall be made in such coin or currency of the United States of America as at the time of payment is legal tender for the payment of public and private debts, by check mailed and addressed to the registered holder thereof at the address shown in the register maintained by the Company for such purpose or, at the option of the holder hereof, in such manner and at such place in the United States of America acceptable to the Company as the holder hereof shall have designated to the Company in writing.

     1. Definitions. As used herein, unless the context otherwise requires, the following terms have the following respective meanings:

         (a) "Common Stock" shall mean (i) the Common Stock, par value $.001, of the Company as constituted on March 15, 2002, (ii) any stock into which such Common Stock shall have been changed or any stock resulting from any reclassification of such Common Stock,
(iii) all other stock of any class or classes (however designated) of the Company, the holders of which have the right, without limitation as to amount, either to all or to a share of the balance of current dividends and liquidating dividends after the payment of dividends and distributions of any shares entitled to preference, (iv) other securities of the Company or of any other person (corporate or otherwise) which the holders of this Note at any time shall be entitled to receive, or shall have received, upon the conversion of this Note, in lieu of or in addition to Common Stock, and (v) other securities which at any time shall be issuable or shall have been issued to holders of Common Stock in exchange for, in addition to or in replacement of, Common Stock pursuant to Section 5 hereof or otherwise.

         (b) "Company" includes any corporation which shall succeed to or assume the obligations of the Company hereunder in compliance with Section 5 hereof.

         (c) "Conversion Price" shall mean $0.2100 per share for each share of Common Stock.

         (d) "Pro Forma Dilution Price" shall have the meaning specified in section 4.l.

      2.      Conversion of Note.

      2.l.    Conversion.  This Note may be converted at any time
prior to the Due Date by the holder hereof, in whole or in part
(but not as to less than 100 shares of Common Stock unless this Note entitles the holder to convert this Note into less than 100 shares of Common Stock), into that number of shares as shall be obtained by dividing the principal amount hereof to be so converted by the Conversion Price, on any business day, by surrender of this Note, with the form of conversion at the end hereof (or a reasonable facsimile thereof) duly executed by such holder, to the Company at its office in Tulsa, Oklahoma, or at the office or agency, if any, maintained for such purpose pursuant to Section 11, designating the amount of principal hereof to be converted. Such holder shall thereupon be entitled to receive the number of shares of Common Stock, determined as provided in Section 4.l, and the accrued and unpaid interest to and including the date of surrender on the principal amount of the Note so converted. Notwithstanding anything to the contrary herein, if the Company elects to prepay all or a portion of this Note pursuant to Section 3 hereof, the right to convert the portion of the Note to be prepaid shall expire unless exercised prior to the close of business on the business day preceding the Prepayment Date (as defined in Section 3).

      2.2 When Conversion Effective. Each conversion of this Note shall be deemed to have been effected immediately prior to the close of business on the business day on which this Note shall have been surrendered to the Company as provided in section 2.l or as soon thereafter as compliance with section 2.5 shall have been completed. At such time, the person or persons in whose name or names any certificate or certificates for shares of Common Stock shall be issuable upon such conversion shall be deemed to have become the holder or holders of record thereof.

      2.3 Delivery of Stock Certificates, etc. As soon as practicable after the conversion of this Note in full or in part, the Company at its expense (including the payment by it of any applicable issue taxes) will cause to be issued in the name of and delivered to the holder hereof, or (subject to the restrictions on transfer referenced in the legend at the head of this Note and to Section 2.5 hereof) as such holder (upon payment by such holder of any applicable transfer taxes) may direct:

      (a) a certificate or certificates for the number of full shares of Common Stock to which such holder shall be entitled upon such conversion plus, in lieu of any fractional share to which such holder would otherwise be entitled, cash in an amount equal to the portion of the Conversion Price representing such fractional share; and

      (b) in case such conversion is in part only, a new Note of like tenor, in a principal amount equal to the principal amount hereof minus the principal amount of this Note converted as provided in Section 2.1.

      2.4. Company to Reaffirm Obligations. The Company will, at the time of each conversion of this Note, upon the request of the holder hereof, acknowledge in writing its continuing obligation to afford to such holder all rights to which such holder shall continue to be entitled after such conversion in accordance with the terms of this Note, provided that if the holder of this Note shall fail to make any such request, such failure shall not affect the continuing obligation of the Company to afford such rights to such holder.

      2.5 Securities Act Compliance. At the time this Note is converted pursuant to section 2.l, if the Company has been directed to issue a certificate or certificates for shares of Common Stock to a person or entity other than the holder hereof, at the request of the Company, the holder hereof shall deliver to the Company (at the holder's expense) an opinion of counsel, in form and content reasonably satisfactory to the Company, to the effect that the issuance by the Company of the shares of Common Stock pursuant to the terms of this Note does not require registration under the Securities Act of 1933, as amended (the "Act").

      3. Prepayment of Note. From and after the date of this Note, the outstanding principal amount of this Note may be prepaid by the Company, in whole or in part, on written notice from the Company to the holder hereof specifying the date of prepayment ("Prepayment Date"), which shall be no less than thirty (30) calendar days from the date of notice. On the Prepayment Date, upon receipt of the original Note, the Company shall pay to the holder of this Note the principal amount to be prepaid plus accrued and unpaid interest thereon to and including the Prepayment Date. Notwithstanding anything to the contrary herein, all rights of the Company to prepay this Note are subject to the rights of the holder hereof to convert such Note in accordance with section 2.1 hereof, which are exercised prior to the close of business on the business day preceding the Prepayment Date. After the close of business on the Prepayment Date, any portion of the principal amount of this Note which has been prepaid or which upon surrender of the original Note is to be repaid in accordance with this Section 3 shall cease to accrue interest and all rights of the holder thereof with respect to such prepaid principal amount shall cease on such date, except the right to receive the amount payable hereunder on presentation and surrender of the original Note. In the event of a prepayment hereunder by the Company of less than the entire principal amount of this Note, then promptly upon such partial prepayment, the Company shall issue and deliver to the holder hereof a new Note, of like tenor hereto, equal in principal amount to the unpaid principal amount of this Note.

      4.      Adjustment of Common Stock Issuable Upon Conversion.

      4.l.    General; Pro Forma Dilution Price.  The number of shares
of Common Stock which the holder of this Note shall be entitled to receive upon the conversion hereof shall be determined by multiplying the number of shares of Common Stock which would otherwise (but for the provisions of this section) be issuable upon such conversion, by the fraction of which (a) the numerator is the Conversion Price and (b) the denominator is the Pro Forma Dilution Price (as defined below in this section 4.l) in effect on the date of such conversion. The "Pro Forma Dilution Price" per share of Common Stock shall initially be the Conversion Price and shall be adjusted and readjusted from time to time as provided in this section (and, as so adjusted or readjusted, shall remain in effect until a further adjustment or readjustment thereof is required by this section), provided, that the Company shall not be required to make any adjustments required by this section, if the amount of such adjustment would be less than $1.00, but in such case any adjustment that would otherwise be required then to be made shall be carried forward and shall be made at the time of and together with the next subsequent adjustments, which, together with any adjustment or adjustments so carried forward, shall amount to at least $1.00 per share.

      4.2. Adjustment of Pro Forma Dilution Price. In case the Company shall declare, order, pay or make a dividend or other distribution (including, without limitation, any distribution of other or additional stock or other securities or property by way of dividend or spinoff, reclassification, recapitalization or similar corporate rearrangement) on the Common Stock other than a dividend payable in cash or other property and declared out of earned surplus of the Company, then, and in each such case, the Pro Forma Dilution Price shall, immediately after the close of business on the record date fixed for the determination of holders of any class of securities entitled to receive such dividend or distribution, be reduced or increased to a price (calculated to the nearest cent, a half cent being considered a full cent) determined by dividing

      (x)     an amount equal to

         (i) the product obtained by multiplying the number of shares of Common Stock outstanding immediately prior to the close of business on such record date by the Pro Forma Dilution
Price in effect at such time,

      minus

         (ii) the aggregate amount of such dividend or distribution (dividends or distributions of property other than cash being valued at the fair market value of such property as determined in good faith by the board of directors of the Company), by

      (y) the number of shares of Common Stock outstanding at the close of business on such record date, provided that, for the purposes of this section 4.2, treasury shares shall not be deemed to be outstanding; and provided, further, that in no event shall the effect of this section 4.2 result in a price to be paid upon actual conversion of this Note which is greater than the Conversion Price, as adjusted in the manner provided in section 4.3.

      4.3. Stock Dividends, Stock Splits, etc. In case the Company at any time or from time to time after September 23, 1997 shall declare or pay any dividend on the Common Stock payable in Common Stock or effect a subdivision of the outstanding shares of Common Stock into a greater number of shares of Common Stock (by reclassification or otherwise), the Pro Forma Dilution Price in effect immediately prior to such dividend shall, as of the opening of business on the date of payment of such dividend, be proportionately decreased.

      4.4. Adjustments for Combinations, etc. In case the outstanding shares of Common Stock shall be combined or consolidated, by reclassification or otherwise, into a lesser number of shares of Common Stock, the Pro Forma Dilution Price in effect immediately prior to such combination or consolidation shall, concurrently with the effectiveness of such combination or consolidation, be proportionately increased.

      5. Adjustments for Consolidation, Merger, Reorganization, etc. In case the Company, after the date of this Note, (a) shall consolidate with or merge into any other person and shall not be the continuing or surviving corporation of such consolidation or merger, or (b) shall permit any other person to consolidate with or merge into the Company and the Company shall be the continuing or surviving person but, in connection with such consolidation or merger, the Common Stock shall be changed into or exchanged for stock or other securities or property of any other person, or (c) shall effect a capital reorganization or reclassification of the Common Stock, then, and in each such case, proper provision shall be made so that, on the terms and in the manner provided in section 4, the holder of this Note, upon the conversion hereof at any time after the consummation of such consolidation, merger, reorganization or reclassification, shall be entitled to receive, in lieu of the Common Stock issuable upon such conversion prior to such consummation, the stock and other securities and property to which such holder would have been entitled upon such consummation if such holder had so converted this Note immediately prior thereto, subject to adjustments (subsequent to such corporate action) as nearly equivalent as possible to the adjustments provided for in section 4.

      6. No Dilution or Impairment. The Company (a) will not permit the par value of any shares of stock receivable upon the conversion of this Note to exceed the amount payable therefor upon such conversion, (b) will take all such action as may be necessary or appropriate in order that the Company may validly and legally issue fully paid and non-assessable shares of stock upon the conversion of this Note from time to time outstanding, and (c) will not consolidate with or merge into any other person where the Company is not the continuing or surviving person, or permit any other person to consolidate with or merge into the Company where the Company is the continuing or surviving person if, in connection with such consolidation or merger, the Common Stock then issuable upon the conversion of this Note shall be changed into or exchanged for stock or other securities or property of any other person, unless, the continuing or surviving entity after such consolidation or merger or the entity issuing or distributing such stock or other securities or property, as the case may be, shall expressly assume in writing and be bound by all the terms of this Note.

      7. Report as to Adjustments. In case of any adjustment or readjustment in the shares of Common Stock issuable upon the conversion of this Note, the Company at its expense will promptly compute such adjustment or readjustment in accordance with the terms of this Note and will prepare a report, certified by the principal financial officer of the Company setting forth such adjustment or readjustment and showing, in detail, the facts upon which such adjustment or readjustment is based, including a statement of (a) the number of shares of Common Stock outstanding or deemed to be outstanding and
(b) the Pro Forma Dilution Price in effect as adjusted and readjusted (if required by section 4) on account thereof. The Company will forthwith mail a copy of each such report to the holder of this Note, and will, upon the written request at any time of the holder of this Note, furnish to such holder a like report setting forth the Pro Forma Dilution Price at the time in effect and showing how it was calculated.

      8.      Notices of Record Date, etc.  In the event of

         (a) any taking by the Company of a record of the holders of any class of securities for the purpose of determining the holders thereof who are entitled to receive any dividend (other than a regular cash dividend payable out of earned surplus at the same rate as that applicable to the most recent such dividend, notice of which has been given pursuant to this section 8) or other distribution, or any right to subscribe for, purchase or otherwise acquire any shares of stock of any class or any other securities or property, or to receive any other right, or

         (b) any capital reorganization of the Company, any reclassification or recapitalization of the capital stock of the Company or any transfer of all or substantially all the assets of the Company to any other person or any consolidation or merger involving the Company and any other person, or

         (c) any voluntary or involuntary dissolution, liquidation or winding-up of the Company, the Company will mail to the holder of this Note a notice specifying (i) the date or expected date on which any such record is to be taken for the purpose of such dividend, distribution or right, and stating the amount and character of such dividend, distribution or right, and (ii) the date or expected date on which any such reorganization, reclassification, recapitalization, transfer, consolidation, merger, dissolution, liquidation or winding-up is to take place and the time, if any such time is to be fixed, as of which the holders of record of Common Stock shall be entitled to exchange their shares of Common Stock for securities or other property deliverable upon such reorganization, reclassification, recapitalization, transfer, consolidation, merger, dissolution, liquidation or winding-up. Such notice shall be mailed at least
45 days prior to the date therein specified.

      9. Reservation of Stock, etc. The Company will at all times reserve and keep available, solely for issuance and delivery upon the conversion of this Note, all shares of Common Stock from time to time issuable upon the conversion of this Note at the time outstanding. All shares of Common Stock issuable upon the conversion of this Note shall be duly authorized, and when issued, validly issued, fully paid and non-assessable with no liability on the part of the holders thereof.

      10.     Substitution of Notes.

      10.1. Exchange of Notes. Subject to the restrictions referenced at the top of the first page of this Note concerning, inter alia, the sale, transfer, encumbrance or other disposition of this Note, upon surrender for exchange of this Note, properly endorsed, to the Company, the Company at its expense will issue and deliver to or upon the order of the holder thereof a new Note or Notes of like tenor, in the name of such holder or as such holder (upon payment by such holder of any applicable transfer taxes) may direct.

      10.2. Replacement of Notes. Upon receipt of evidence reasonably satisfactory to the Company of the loss, theft, destruction or mutilation of any Note and, in the case of any such loss, theft or destruction, upon delivery of an indemnity bond (or, in the sole discretion of the Company, an indemnity agreement satisfactory to the Company), reasonably satisfactory in form and amount to the Company or, in the case of any such mutilation, upon surrender and cancellation of such Note, the Company at its expense will execute and deliver, in lieu thereof, a new Note of like tenor.

      11. Note Agent. The Company may, by written notice to the holder of this Note, appoint an agent for the purpose of issuing Common Stock upon the conversion of this Note pursuant to Section 2, exchanging and replacing this Note pursuant to
Section 10, or any of the foregoing, and thereafter any such issuance, exchange or replacement, as the case may be, shall be made at such office by such agent.

      12.     Subordination.

         (a) The holder of this Note by the holder's acceptance hereof, and each subsequent holder, by its acceptance of any interest in this Note, agree that the indebtedness represented hereby shall be subordinate in right of payment to the prior payment in full of all obligations of the Company in respect of indebtedness to banks or other lending institutions now existing or hereafter incurred which may be designated as senior indebtedness by the board of directors of the Company (hereinafter referred to as "Senior Indebtedness").

         (b) In Furtherance of Subordination. No payments of principal or interest may be made while any event of default exists in respect of any Senior Indebtedness, and the holder hereof agrees that any payments which would otherwise be made pursuant hereto shall be applied to the Senior Indebtedness, and any such payments received by the holder hereof shall be held in trust for the holders of the Senior Indebtedness until all such events of default have been cured.

         (c) Further Assurance. The holder hereof agrees to take any and all further action and to execute and deliver any further documents that any holder or holders of Senior Indebtedness may reasonably request in order to preserve and protect any right or interest granted or intended to be granted hereby.

         (d) Convertibility. Nothing herein shall be deemed to restrict the right of conversion of this Note as elsewhere provided herein.

      13.     Default.

	Upon the occurrence and during the continuance of any of the following conditions or events:

         (a) if the Company shall fail or refuse to make any payment of principal hereof or of interest hereon as and when the same shall become due and payable, which default shall continue for a period of 10 days or more after written notice to the Company by the holder hereof; or

         (b) it the Company shall default in the due observance or performance of any of the covenants or conditions contained in this Note which default shall continue for a period of 10 days or more after written notice to the Company by the holder hereof; or

         (c) if there shall occur an event which constitutes, or, upon the sending of notice or the passage of time or both, would constitute, a breach or default under the terms of any agreement or instrument between the Company and any third party as a result of which the Company is rendered liable for an amount in excess of $10,000 which is not paid or otherwise satisfied within 90 days of the final determination of such liability, or giving rights of acceleration or similar rights (whether or not exercised) against the Company or its property with respect to any Senior Indebtedness exceeding $10,000 in principal amount; or

         (d) if the Company shall be in default (after the expiration of any applicable grace periods) in respect of any Senior Indebtedness; or

         (e) if the Company shall make a general assignment for the benefit of its creditors, or shall admit in writing its inability to pay its debts as they become due, or shall file a voluntary petition in bankruptcy, or shall be adjudicated a bankrupt or insolvent, or shall file any petition or answer seeking for itself any reorganization, arrangement, composition, readjustment, liquidation, dissolution or similar relief under any present or future statute, law or regulation, or shall file any answer admitting or not contesting the material allegations of a petition filed against the Company in any such proceeding, or shall seek or consent to or acquiesce in the appointment of any trustee, receiver or liquidator of the Company or of all or any substantial part of the properties of the Company; or

         (f) if, within 60 days after the commencement of any action against the Company seeking any reorganization, arrangement, composition, readjustment, liquidation, dissolution or similar relief under any present or future statute, law or regulation, such action shall not have been dismissed or all orders or proceedings thereunder affecting the operations or the business of the Company stayed, or if the stay of any such order or proceeding shall thereafter be set aside, or if, within 60 days after the a ppointment without the consent or acquiescence of the Company of any trustee, receiver or liquidator of the Company or of all or any substantial part of the properties of the Company, such appointment shall not have been vacated;

then, in each case, the holder of this Note may, by written notice to the Company, declare this Note to be due and payable, whereupon the principal of this Note and all interest thereon accrued and unpaid to and including the date of such declaration, shall forthwith mature and become due and payable without presentment, demand, protest or other notice, all of which are hereby waived; provided, however, that in the case of the occurrence of an event described in paragraphs (e) or (f) of this Section 13, the principal of this Note and all interest thereon accrued and unpaid to and including the date of such event shall automatically become immediately due and payable, without presentment, demand, protest or any notice of any kind, all of which are hereby waived.

      14. This Note shall remain in full force and effect and continue to be effective should any petition be filed by or against the Company for liquidation or reorganization, should the Company become insolvent or make an assignment for the benefit of creditors or should a receiver or trustee be appointed for all or any significant part of the Company's assets, and shall continue to be effective or be reinstated, as the case may be, if at any time payment and performance of the Company's obligations hereunder, or any part thereof, is, pursuant to applicable law, rescinded or reduced in amount, or must otherwise be restored or returned by the holder hereof, whether as a "voidable preference," "fraudulent conveyance," or otherwise, all as though such payment or performance had not been made. In the event that any payment, or any part thereof, is rescinded, reduced, restored or returned, the Company's obligations hereunder shall be reinstated and deemed reduced only by such amount paid and not so rescinded, reduced, restored or returned.

      15. Ownership of Note. Until this Note is transferred on the books of the Company, the Company may treat the person in whose name this Note is issued as the absolute owner hereof for all purposes, notwithstanding any notice to the contrary, except that, if and when this Note is properly assigned in blank, the Company may (but shall not be obligated to) treat the bearer hereof as the absolute owner of this Note for all purposes, notwithstanding any notice to the contrary. This Note, if properly assigned, may be converted by a new holder without first having a new Note issued.

      16. Notices, etc. All notices and other communications from the Company to the holder of this Note shall be mailed by first class registered or certified mail, postage prepaid, or sent via Federal Express or similar overnight courier service, at such address as may have been furnished to the Company in writing by such holder, or, until an address is so furnished, to and at the address of the last holder of this Note who has so furnished an address to the Company.

      17.      Miscellaneous.

         (a) This Note shall in all respects be governed by the laws of the State of New York applicable to contracts made and to be performed entirely in such State.

         (b) This Note may not be altered or amended, except by a writing duly signed by the party against whom such alteration or amendment is sought to be enforced.

         (c) Any provision of this Note which is prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such prohibition or enforceability without invalidating the remaining provisions hereof, and any such prohibition or unenforceability of such provision in any jurisdiction shall not affect the validity or enforceability of such provision in any other jurisdiction.

         (d) Any waiver by the holder hereof of any right or remedy hereunder on any one occasion shall not be construed as a bar to any right or remedy which such holder would otherwise have had on any future occasion. No failure to exercise nor any delay in exercising on the part of the holder hereof, any right, power or privilege hereunder, shall operate as a waiver thereof, nor shall any single or partial exercise of any right, power or privilege hereunder preclude any other or future exercise thereof or the exercise of any other right, power or privilege. The rights and remedies hereunder provided are cumulative and may be exercised singly or concurrently, and are not exclusive of any rights and remedies provided by law.

         (e) This Note and all obligations of the Company hereunder shall be binding upon the successors and assigns of the Company, and shall, together with the rights and remedies of the holder hereunder, inure to the benefit of the holder and its successors and registered assigns.

         (f) The Company hereby waives presentment for payment, demand, notice of dishonor, notice of protest and protest and diligence in taking any action to collect amounts due hereunder.


DATED:  March 15, 2002

				EMPIRE PETROLEUM CORPORATION


				By
				  Name:  /s/Thomas R. Bradley
				  Title: Acting President