Form 10QSB
period 2002-09-30
EMPIRE PETROLEUM CORP
filed 2002-11-12
CIK 887396

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                               Form 10-QSB


(Mark One)

[X] Quarterly Report Pursuant to Section 13 OR 15(d) of the
    Securities Exchange Act of 1934

             For the quarterly period ended September 30, 2002

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

Common Stock, $.001 Par Value - 24,459,906 shares outstanding as of September 30, 2002.

Transitional Small Business Disclosure Format: [ ] Yes [X] No


                      EMPIRE PETROLEUM CORPORATION

                        INDEX TO FORM 10-QSB

Part I. FINANCIAL INFORMATION                               Page(s)

Item 1. Financial Statements
Balance Sheet at September 30, 2002 (Unaudited)              2-3
Statements of Operations for the three months
  and nine months ended September 30, 2002 and 2001
  (Unaudited)                                                3-4
Statements of Cash Flows for the nine months ended
  September 30, 2002 and 2001 (Unaudited)                    4-5
Notes to Financial Statements                                5-7

Item 2. Plan of Operations                                   7-9


Part II. OTHER INFORMATION

Item 2. Changes in Securities                                 10

Item 6. Exhibits and Reports on Form 8-K                      10


Signatures                                                 10-11


Item 1. FINANCIAL STATEMENTS


                      EMPIRE PETROLEUM CORPORATION

                             BALANCE SHEET


                                                     September 30,

                                                             2002

ASSETS                                                    (Unaudited)

Current assets:
  Cash and cash equivalents                              $     1,775
  Accounts receivable                                            240
  Prepaid expenses                                               960
		                                             ___________
Total current assets                                           2,975

Investment in prospects
Property & equipment net of accumulated
  depreciation and depletion                               7,111,679
                                                         ___________
Total Assets             	                             7,114,654
                                                         ___________


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued
    liabilities                                          $   395,354
  Debenture payable                                           50,000
  Note Payable - Related Party                               170,000
                                                         ___________
Total current liabilities                                    615,354

Deferred taxes                                             1,250,000
                                                         ___________
Total liabilities                                          1,865,354
                                                         ___________

Stockholders' equity:
Common stock at par value                                     24,460
Additional paid in capital                                 7,633,072
Accumulated deficit                                       (2,408,232)
                                                         ___________
Total stockholders' equity                                 5,249,300
                                                         ___________

Total Liabilities and Equity                             $ 7,114,654
                                                         ___________


See accompanying notes to financial statements.


                       EMPIRE PETROLEUM CORPORATION

                        STATEMENTS OF OPERATIONS

                             (Unaudited)




                                       Three Months Ended    Nine Months Ended

                                          September 30,          September 30,

                                         2002        2001       2002      2001

Revenue:
  Oil and gas sales              $          0  $        0  $       0  $ 12,410
  Less royalty expense                      0           0          0    (2,482)
                                 ____________  __________  _________  ________
                                            0           0          0     9,928
                                 ____________  __________  _________  ________

Costs and expenses:
  Production & operating                5,178       7,446    146,682    17,600
  General & administrative             36,425      77,952    158,948   150,067
  Depreciation expense                  1,045           0      3,143     1,050
                                 ____________  __________  _________  ________
                                       42,648      85,398    308,773   168,717
                                 ____________  __________  _________  ________
  Operating loss                       42,648      85,398    308,773   158,789
                                 ____________  __________  _________  ________

Other income and expense:
  Interest income                           0           0          0    (6,918)
  Miscellaneous income                 (   34)          0     (1,819)        0
  Interest expense                     33,730       5,918     41,847     7,473
                                 ____________  __________  _________  ________

Total other income and expense         33,696       5,918     40,028       555
                                 ____________  __________  _________  ________

Net loss                         $    (76,344) $  (91,316)  (348,801) (159,344)
                                 ____________  __________  _________  ________

Net loss per common share        $          0           0          0         0
                                 ____________  __________  _________  ________

Weighted average number of
  common shares outstanding        24,459,906  23,495,259  24,459,906 23,495,259
                                 ____________  __________  __________ __________


See accompanying notes to financial statements


                      EMPIRE PETROLEUM CORPORATION

                        STATEMENTS OF CASH FLOWS

                             (UNAUDITED)

                           Nine Months Ended

                                           September 30, September 30,

                                                 2002          2001


Cash flows from operating activities:
  Net loss                                    $(348,801)    $(159,344)

Adjustments to reconcile net loss to
  net cash used in operating activities:
  Depreciation                                    3,143         1,050

Cash flow from operations:
(Increase) decrease in assets:
  Accounts receivable                           127,470      (121,645)
  Prepaid expenses                                4,363           786
Increase (decrease) in liabilities:
  Accounts payable and accrued expenses         (93,795)      178,504
                                               ________      ________
Net cash used in operating activities          (307,620)     (100,649)
                                               ________      ________

Cash flows from investing activities:
  Additions to property, plant and equipment          0      (723,176)
  Decrease to property, plant and equipment      70,224             0
  Cash payments for investments in prospects          0             0
                                               ________      ________
Net cash used in investing activities            70,224      (723,176)
                                               ________      ________

Cash flows from financing activities:
  Issuance of common stock                          965       913,797
  Proceeds of note payable - related party      170,000             0
  Repayment of note payable -related party      191,964       (70,754)
  Repayment of Debenture payable               (162,000)            0
                                               ________      ________
Net cash provided by financing activities       200,929       843,043
                                               ________      ________

Net increase (decrease)in cash                  (36,467)       19,218

Cash and cash equivalents - Beginning            38,242        13,000
                                               ________      ________
Cash and cash equivalents - Ending             $  1,775      $ 32,218
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

3.    NOTES PAYABLE

On June 4, 2001, the Company received proceeds from three notes payable in the total amount of $182,000, including (1) a $50,000 note payable to Lacy E. Whitehead, the wife of the Company's Chairman of the Board and Chief Executive Officer, (2) a $66,000 note payable to Wells Gray
Resort and Resources Ltd., which is owned by Thomas J. Jacobsen, who was the Company's Chief Executive Officer at the time the Company entered into such note, and (3) a $66,000 note payable to Quinn Management Ltd. These notes are unsecured and bear interest at 12% per year, with interest payable monthly. They became due and payable by the Company on June 4, 2002, including a 3% premium on the principal amounts due. As of June 30, 2002, the $66,000 note payable to Wells Gray Resort and Resources Ltd. plus accrued interest and premium was converted into 382,896 shares of the Company's Common Stock at $0.20 per share. As of September 30, 2002, the note payable to Lacy Whitehead was in default, and the $66,000 note payable to Quinn Management Ltd. plus accrued interest and premium was converted into 356,482 shares of the Company's Common Stock at $0.20 per share.

On August 23, 2001, the Company received proceeds of a long-term note Payable to 825804 Alberta Ltd. in the amount of $30,000. The note is unsecured and bears interest at 1% per month and is convertible, at the note holder's option, into a .5% working interest in the Timber Draw project. On June 27, 2002, this note plus accrued interest was converted into 163,853 of the Company's Common Stock at $0.20 per share.

During the three months ended June 30, 2002 two accounts payable in a total amount of $12,283.07 were converted into 61,416 of the Company's Common Stock at $0.20 per share.

On March 15, 2002, the Company borrowed $170,000 from Albert E. Whitehead Living Trust, of which the Company's Chairman of the Board and Chief Executive Officer is Trustee, pursuant to a convertible promissory note due March 15, 2003 earning interest at the rate of 10% per annum, and convertible into shares of the Company's Common Stock at a price of $0.2100 per share, which represented the market price of the Company's Common Stock on such date.

In April 2002, the Company entered into an "Agreed Order of Payment" with Baker Hughes, Inc., to satisfy an outstanding indebtedness for service in the drilling of the Timber Draw #1-AH well. The amount of this payment is for the principal amount of $98,984.79, accrued interest at the rate of 18% per annum from January 17, 2001 to January 29, 2002, interest accruing from and after January 29, 2002, at the rate of 7.48% per annum until paid, costs in the amount of $96.00, and attorney's fees in the amount of $2,750.00.
In connection with the Agreed Order of Payment, the Company paid an initial installment of $40,000.00 to Baker Hughes on April 15, 2002, has paid monthly installments of approximately
$10,000.00 through August 31, 2002, and made the last payment on the principal outstanding on September 30, 2002. Subsequent to the quarter ended September 30, 2002, the Company made a payment to Baker Hughes totaling approximately $22,000 in final settlement of the interest due.

In December 2001, the Company executed a note with Weatherford
U.S., L.P. to satisfy an outstanding indebtedness for service in the drilling of the Timber Draw #1-AH well. The principal amount of this note is $108,334.22 with interest payments at 10% per annum commencing on May 27, 2001, until all interest and principal amounts are paid in full. Timely payments were made in accordance with the terms of this note through March 2002. In April 2002, the "payee" of this note agreed to a revised payment schedule extending final payment of $66,997.00 from April 10, 2002, until June 10, 2002. In connection with this payment schedule, an initial payment of $10,000 was made in April 2002, however, since that time, no further payments have been made.

4.    INCOME TAXES

As of March 31, 2002, the Company has tax net operating loss carry forwards totaling approximately $1,754,000. If not used, these carry forwards will expire in the years 2002 to 2021.

5.    EMPIRE PETROLEUM CORPORATION ACQUISITION

On May 29, 2001, the Company acquired Empire Petroleum Corporation, a private company that owned a 25% interest in the Cheyenne River Prospect, increasing the Company's working interest in the Cheyenne River Wyoming Prospect to 75%. The acquisition of Empire was accomplished by the issue of 7,492,351 Common shares or 30.6% of the total 24,476,925 shares then outstanding on a fully diluted basis. The Company's shares issued were valued at $0.55 each for this transaction. The acquisition was accounted for as follows:

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

Pursuant to the Farmout Agreement, drilling of the Timber Draw #1-AH test well commenced during December 2000 within the 25,000 acre Timber Draw Federal Drilling Unit included in the Cheyenne River Development Project. Drilling of the Timber Draw 1-AH test well was completed at a total measured depth of 10,578 feet of which the last 2,030 feet was drilled horizontally through the Newcastle "B" formation (the "Muddy"). During horizontal drilling, flows of oil and gas were encountered. During the period from February 13, to June 22, 2001, the Company conducted a series of production methods on its Timber Draw Unit #1-AH oil and gas discovery. During the test period, the well flowed 8,139 barrels of 44 degree light gravity sweet crude and 29,072,000 cubic feet of natural gas with a BTU content of 1,493 and rich in natural gas liquids. Consulting engineers have calculated natural gas liquids of approximately 70 barrels per day based on estimated gas production of 500,000 cubic feet per day. Due to the lack of a nearby pipeline connection, the well was shut-in on June 22, 2001 to conserve the natural gas, which was flared during the test period. A bottom hole pressure survey conducted in April 2002 indicated a limited reservoir for this well. Once the well is placed on production for a prolonged period of time, a more definitive calculation of reserves can be made.

As of September 30, 2002, Empire had $1,775 of cash on hand. Empire expects that its cash on hand will not be sufficient to fund its operations for the next 3 months. Empire's material commitments consist of, among other things, annual lease payments on the Cheyenne River Development Project of approximately $117,369, of which $96,414 were paid in March 2002, with $70,000 of this amount paid by the
Company and the balance of $26,414 paid by the parties to the Farmout
Agreement in the Cheyenne River Development Project.   In addition,
although the Company has closed its Calgary, Alberta Canada office, it still has a lease obligation for office space there under an operating lease agreement with an unrelated party that will expire in 2006. This lease calls for monthly lease and tax payments of approximately $4,400 (U.S.). The Company has negotiated a commitment from a Calgary company to assume the obligations of this lease after the June 2002 payment by Empire, however, no contract had been signed as of September 30, 2002. The Company has also engaged a commercial real estate company to work on sub-leasing this space. In Tulsa, Oklahoma, the Company leases office space under an operating lease agreement with an unrelated party which will expire in 2003. The lease calls for monthly lease payments of $3,893 for the years 2002 and 2003. The Company currently sublets part of its office space on a month-to-month basis for approximately $1,000 per month. In addition, the Company current obligations include: (1) a $50,000 note payable to Lacy E. Whitehead, the wife of the Company's Chairman of the Board and Chief Executive Officer, under which the Company is currently in default, (2) final interest payment to Baker Hughes of approximately $22,000.00, and (3) approximately $56,997.00 payable to Weatherford U.S., L.P. plus accrued interest. Mr. Whitehead and Mr. Bradley serve as executive officers of the Company without compensation.

As of September 30, 2002, the Albert E. Whitehead Living Trust of which the Company's Chairman of the Board and Chief Executive Officer, Mr. Whitehead, is the trustee, had advanced the Company $192,670.08 with which to pay its operating expenses and certain notes and accounts payable. The Company believes it is the intention of the Whitehead Trust to continue funding the Company's basic expenses through December 31, 2002, or until such time as the Company secures other sources of financing or sells an interest in its Wyoming project. However, there can be no assurance the Whitehead Trust will continue to fund such expenses.

Through the period ended September 30, 2002, the Company has been actively engaged in seeking viable sources of financing to support continued operations and to continue its drilling plan. The Company anticipated drilling additional wells prior to the quarter ended June 30, 2002. However, due to poor financial market conditions, it has been unable to raise the funds necessary to conduct its drilling program. The Company now has elected to make an effort to finance or sell up to a net 50% working interest in the 82,522 acres under lease in the Cheyenne River Development Project together with 50% of its interest in the Timber
Draw #1-AH discovery well. Upon concluding a financing or sale, steps will be taken to conduct a sixteen square mile seismic survey surrounding the discovery well and determine from this study the feasibility of drilling additional well(s).

The Bureau of Land Management ("BLM") has advised the Company that it does not consider the Timber Draw Unit #1-AH economic. In other words, that under the BLM's criteria for economic determination, the well will not pay out the cost incurred to drill and complete the well. The BLM also advised the Company that since it did not commence another test well prior to August 12, 2002, the Timber Draw Unit had been terminated. The Company intends to proceed with a 3-D seismic program if and when the Company is able to raise the funds necessary for such seismic program. Subject to favorable results of the 3-D seismic program and the Company's ability to raise additional funding, the Company anticipates additional drilling might occur in 2003. It is likely the Company would make application for a new federal drilling unit before drilling a new well. The Company does not plan to connect the #1-AH well to a pipeline until such time as additional well or wells economically justify a pipeline connection.

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

PART II. OTHER INFORMATION

Item 2. Changes in Securities

During the three-month period ended September 30, 2002, the Company issued the following number of shares of its Common Stock without registering such Common Stock under the Securities Act of 1933 to the each of the following party as consideration for the cancellation of the debt set forth opposite of such party's name:

Name                   Number of    Date      Consideration
	                 Shares

Quinn Management Ltd.  356,482      9-00-02   Payment in full of an
                                              unsecured note payable,
                                              including interest, in
                                              the amount of $71,296.38

The Company relied on the exemption set forth in Section 4(2) of the Securities Act of 1933, as amended, in connection with the issuances of the securities described above. The party involved in the issuances of these securities is a sophisticated entity, and there were no underwriting or other commissions paid to any party upon the issuance of such securities.

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

EMPIRE PETROLEUM CORPORATION



Date: November 12, 2002                   By: /s/ Albert E. Whitehead



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

99.1 Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EXHIBIT 99.1


                                                            Exhibit 99.1


                        CERTIFICATION PURSUANT TO
                         18 U.S.C. SECTION 1350,
                         AS ADOPTED PURSUANT TO
              SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Empire Petroleum Corporation (the "Company") on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Albert E. Whitehead, Chief Executive Officer and principal financial officer of the Company, certify, pursuant to 18 U.S.C. # 1350, as adopted pursuant to # 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.






/s/ Albert E. Whitehead

Albert E. Whitehead
Chief Executive Officer and
principal financial officer


November 12, 2002





2