Form 10KSB
period 2002-12-31
EMPIRE PETROLEUM CORP
filed 2003-04-16
CIK 887396

U.S. SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                               FORM 10-KSB

   [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 2002

       	                       OR

  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

	         For the transition period from        to

                      Commission file number 001-16653

  	                 EMPIRE PETROLEUM CORPORATION

    	        (Name of small business issuer in its charter)

             Delaware                              73-1238709
(State or other jurisdiction of
incorporation or organization)         (I.R.S. Employer Identification No.)

15 E. 5th Street, Suite 4000, Tulsa, OK             74103-4346

(Address of principal executive offices)           (Zip Code)

Issuer's Telephone Number:  (918) 587-8093

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ X ]

The issuer's revenues for the most recent fiscal year were $ -0-.

The aggregate market value of the voting and non-voting common equity held by non-affiliates, based upon the average bid and asked prices of the Common Stock on February 28, 2003 was $501,623.

The number of shares outstanding of the issuer's Common Stock, as of March 21, 2003 was 35,830,190.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]


                            EMPIRE PETROLEUM CORPORATION
                                    FORM 10-KSB
                                 TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                          PAGE NUMBER

PART I

Item 1.    Description of Business                                   3-6

Item 2.    Description of Property                                   6-7

Item 3.    Legal Proceedings                                           7

Item 4.    Submission of Matters to a Vote of Security Holders         7

PART II

Item 5.    Market for Common Equity and Related Stockholder
           Matters                                                   7-9

Item 6.    Management's Discussion and Analysis or Plan of
           Operations                                               9-14

Item 7.    Financial Statements                               F-1 through F-13

Item 8.    Changes In and Disagreements with Accountants on
           Accounting and Financial Disclosure                     14-15

PART III

Item 9.    Directors, Executive Officers, Promoters and Control
           Persons; Compliance with Section 16(a) of the Exchange
           Act                                                     15-17

Item 10.   Executive Compensation                                     17

Item 11.   Security Ownership of Certain Beneficial Owners
           and Management                                          17-19

Item 12.   Certain Relationships and Related Transactions          19-20

Item 13.   Exhibits and Reports on Form 8-K                        20-21

Item 14.   Controls and Procedures                                    21

           Signatures                                                 21

           Certifications                                          21-22

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Background

Empire Petroleum Corporation, a Delaware corporation (the "Company"), was incorporated in the state of Utah in August 1983 under the name Chambers Energy Corporation and domesticated in Delaware in March
1985 under the name Americomm Corporation. The Company's name was changed to Americomm Resources Corporation in July 1995. On May 29,
2001, Americomm Resources Corporation acquired Empire Petroleum Corporation, which became a wholly owned subsidiary of Americomm
Resources Corporation. On August 15, 2001, Americomm Resources Corporation and Empire Petroleum Corporation merged and the Company's name was changed to Empire Petroleum Corporation. Since August 15, 2001, the Company has not had any subsidiaries. The Company operates from leased office space at 15 E. 5th Street, Suite 4000, Tulsa, OK 74103-4346, and its telephone number is (918) 587-8093.

During the past three fiscal years, the Company has focused on developing the Cheyenne River Project as further described below. As of December
31, 2002, the Company had no income producing oil and gas properties. However, an oil and gas test well was drilled in January, 2001. The test well encountered continual flows of oil and natural gas during the drilling period and was subsequently completed as an oil well. For more information on this well, see "Oil and Gas Development Project" below.

Oil and Gas Development Project

Pursuant to that certain Americomm Cheyenne River Prospect Agreement dated March 4, 1998, as amended (the "Prospect Agreement"), the Company paid $234,500 in March, 1998 to cover the initial expenses of acquiring leases in an oil and gas Project in the Eastern Powder River Basin in the State of Wyoming (the "Cheyenne River Project or Prospect"). Also in accordance with the Prospect Agreement, the Company issued an aggregate of 566,000 shares of Common Stock and agreed to grant overriding royalty interests to five individuals as consideration for services performed and to be performed in connection with the acquisition and exploration of the Cheyenne River Project.

Prior to the Company acquiring Empire Petroleum Corporation, the Company entered into that certain farmout agreement dated November 15, 2000 by and between the Company, Empire Petroleum Corporation and certain other parties (the "Farmout Agreement"). Pursuant to the Farmout Agreement, drilling of the Timber Draw #1-AH well commenced during December, 2000 within the 25,000 acre Timber Draw Federal Drilling Unit included in the Cheyenne River Project.
The following parties participated with Empire Petroleum Corporation in the drilling of the Timber Draw #1-AH test well at the following participation levels: Maxy Resources, LLC (25%), Enterra Energy Corp. (formerly Big Horn Resources Ltd.) (15%) and 74305 Alberta Ltd. (10%).
The drilling of the Timber Draw #1-AH well was completed at a total measured depth of 10,578 feet, of which the last 2,030 feet were drilled horizontally through the Newcastle "B" formation. The Company encountered flows of oil and gas during the horizontal drilling. Thereafter, the Company conducted a series of production methods on its Timber Draw #1-AH well during the period from February 13 2001, to June 22, 2001. During the test period, the well flowed 8,139 barrels of 44 degree light gravity sweet crude and 29,072,000 cubic feet of natural gas with a BTU content of 1,493 and rich in natural gas liquids. Consulting engineers calculated that the natural gas would yield natural gas liquids of approximately 70 barrels per day based on estimated gas production of 500,000 cubic feet per day. The well was shut-in on June 22, 2001 to conserve the natural gas, which was flared during the test period. A bottom hole pressure survey of the Timber Draw #1-AH well conducted in April 2002, which indicated a limited reservoir for this well. Additional testing of this well will be required to determine if it can be assigned any reserves and economic value.

The Bureau of Land Management ("BLM") has advised the Company that it does not consider the Timber Draw Unit #1-AH well economic. In other words, under the BLM's criteria for economic determination, the well will not pay out the cost incurred to drill and complete the well. The Company planned on initiating additional drilling during the second half of 2002; however, due to poor financial market conditions, the Company was unable to complete such drilling. The BLM also advised the Company that since it did not commence another test well prior to August 12, 2002, the Timber
Draw Unit had been terminated.

As of December 31, 2002, the Company owns a fifty (50%) percent working interest in the Timer Draw #1-AH well. The Company's working interest is convertible to a seventy-five (75%) percent working interest after its partners recover their drilling and completion costs. The Company reserves an overriding royalty interest of seven (7%) percent proportionally reduced until its partners' cost recovery.

During the quarter ended September, 2002, the Company determined that certain leases located in the Cheyenne River Project were surplus to the Company's needs. As a result, such leases were released through non-payment of lease rentals. As of December 31, 2002, following the release of the surplus property, the lease block for the Cheyenne River Project constituted approximately 79,000 acres. As a result of the Farmout Agreement, Empire has a seventy-five (75%) percent interest in 60,000 acres of the Project and a one hundred percent (100%) in 19,000 acres of the Project. For more Information on the Company's leases, See Item 2, Description of Property.

Risks Inherent in Oil and Gas Exploration

Exploration for oil and gas is highly speculative and involves a great degree of risk. The Company may be required to perform expensive geological and/or seismic surveys with respect to its properties. Even if the results of such surveys are favorable, only subsequent drilling at substantial costs can determine whether commercial development of the properties is feasible. Oil and gas drilling is frequently marked by unprofitable efforts, not only from unproductive prospects, but also from productive prospects that do not produce sufficient amounts to return a profit on the investment. To further test its Cheyenne River Project, the Company plans to continue its efforts to secure third party financing in order to complete a 16 square mile 3-D seismic program immediately surrounding the Timber Draw #1-AH test well and, provided the results of the seismic survey are positive, to continue its drilling program utilizing horizontal drilling, a technology which can drill underbalanced wells horizontally thousands of feet into fractured reservoirs. The Company believes horizontal drilling, while more costly than conventional drilling methods, could yield substantial and economic reserves. However, there can be no assurance that the Company will be able to discover, develop or produce sufficient reserves to recover the expenses incurred in connection with the exploration of its Cheyenne River Project and achieve profitability.

The Company's operations are subject to the substantial operating hazards and risks inherent to exploring for and developing oil and gas, such as encountering unusual or unexpected formations, interruptions due to adverse weather conditions, unforeseen technical difficulties and equipment breakdowns. Oil and gas properties are also subject to risks inherent to drilling for and producing oil and gas, including blowouts, cratering and fires. These risks could result in damage to or loss of life and property. Prior to commencing drilling of the Timber Draw #1-AH test well, the Company obtained insurance coverage that is customary for companies engaged in similar operations. However, the Company may not be fully insured against all possible risks.
For a discussion of additional risks applicable to the Company, see Item 6, Management's Discussion and Analysis or Plan of Operation.

Competition

The oil and gas business is extremely competitive. The Company must compete with many long-established companies with greater financial resources and technical capabilities. The Company is not a significant participant in the oil and gas industry.

Markets; Price Volatility

The market price of oil and gas is volatile, subject to speculative movement and depends upon numerous factors beyond the control of the Company, including expectations regarding inflation, global and regional demand, political and economic conditions and production costs. Future profitability, if any, will depend substantially upon the prevailing prices for oil and gas. If the market price for oil and gas is significantly depressed in the future, it could have a material adverse effect on the Company's ability to raise additional capital necessary to finance operations and to explore the Cheyenne River Project. Lower oil and gas prices may also reduce the amount of oil and gas, if any, that can be produced economically from the Company's properties.

Regulation

The oil and gas industry is subject to extensive federal, state and local laws and regulations governing the production, transportation and sale of hydrocarbons as well as the taxation of income resulting therefrom. Legislation affecting the oil and gas industry is constantly changing. Numerous federal and state departments and agencies have issued rules and regulations applicable to the oil and gas industry. In general, these rules and regulations regulate, among other things, the extent to which acreage may be acquired or relinquished; spacing of wells; measures required for preventing waste of oil and gas resources; and, in some cases, rates of production. The heavy and increasing regulatory burdens on the oil and gas industry increase the costs of doing business and, consequently, affect profitability.

A substantial portion of the leases which constitute the Cheyenne River
Project are granted by the federal government and administered by the BLM and the Minerals Management Service ("MMS") of the U.S. Department of the Interior, both of which are federal agencies. Such leases are issued through competitive bidding, contain relatively standardized terms and require compliance with detailed BLM and MMS regulations and orders (which are subject to change by the BLM and the MMS). Leases are also accompanied by stipulations imposing restrictions on surface use and operations. Operations to be conducted by the Company on federal oil and gas leases must comply with numerous regulatory restrictions, including various nondiscrimination statutes. Federal leases also generally require a complete environmental impact assessment prior to the authorization of an exploration or development plan.

The Company's oil and gas properties and operations are also subject to numerous federal, state and local laws and regulations relating to environmental protection. These laws govern, among other things, the amounts and types of substances and materials that may be released into the environment, the issuance of permits in connection with exploration, drilling and production activities, the release of emissions into the atmosphere, the discharge and disposition of generated waste materials, the reclamation and abandonment of wells and facility sites and the remediation of contaminated sites. These laws and regulations may impose substantial liabilities for the Company's failure to comply with them or for any contamination resulting from the Company's operations.

Although the Company is not aware of any circumstances which would cause it to be in violation of any regulation, if the Company engages in the exploration of oil and gas, substantial costs are expected to be required to comply with applicable regulations and costs and delays associated with such compliance could materially affect the economics of a given project, cause material changes or delays in the intended activities or inhibit the development of an oil or gas property. The effect of any future regulation on the Company's operations cannot be determined at this time, although any increase in the cost of the Company 's operations as a result of future regulations could have a material adverse impact on the Company.

Employees

The Company has one employee, a full time secretary. Mr. Albert E. Whitehead, Chairman and Chief Executive Officer, devotes a considerable amount of time to the affairs of the Company and receives no compensation. Up until his death in December, 2002, Mr. Tom Bradley, President, devoted a substantial amount of time to the affairs of the Company and also received no compensation.


ITEM 2.       DESCRIPTION OF PROPERTY

Cheyenne River Project - Powder River Basin, Wyoming

The Cheyenne River Project consists of approximately 79,000 acres of federal, state and fee leases, most of which are primarily located in Niobrara County, Wyoming. The land in the Cheyenne River Project consists of gently rolling ranch land with a substantial network of ranch roads, which permit easy access to most areas of the Project. The Project is located in a mature producing area with an established pipeline and service network.

Numerous wells were drilled within the Project area in the 1950's through the 1970's, with initial potential flowing rates in the range of 200 to 1,500 barrels of oil per day. Management believes that these wells may identify a fractured reservoir with the potential for significant oil and gas production, which would be most effectively exploited utilizing horizontal drilling technology. It has been determined by the Company's technical advisors that a 3-D seismic survey is necessary to properly explore the Cheyenne River Project and the Company estimates that such seismic survey will cost approximately $400,000. As of March 31, 2003, the Company has not been able to raise the funds necessary to complete the seismic survey.

Pursuant to the Farmout Agreement, a test well was drilled on the Project using horizontal drilling technology. The Company has retained a 50% interest in such well. For more information on the other drilling participants see "Oil and Gas Development Project" under Item 1, Description of Business.

The Company's leases in the Cheyenne River Project are predominately federal leases with 10 year terms, most of which have five years remaining on such terms. Since the Company did not commence drilling another well by August 12, 2002, the BLM informed the Company the Timber Draw Unit was terminated. Unless a new unit is formed, a well will need to be drilled on each federal, state or fee lease in order to extend such lease for the life of its producing capability. The Company intends to apply for a new drilling unit in the event a favorable seismic survey is completed and the Company is able to raise the funds necessary to complete an additional well. The Company's state and fee leases had initial terms of five years. As of December 31, 2002, the Company had retained two state leases, both of which have two years remaining on their terms.
The Company's fee leases expire in April, 2003; however, at year-end, the Company was in the process of attempting to renew these leases.

                  COMPANY UNDEVELOPED ACREAGE (LEASES)
                        AS OF DECEMBER 31, 2002

                                                     Drilling Activity
  Undeveloped Acreage       Productive Acreage      Completed Oil Well
Gross Acres  Net Acres    Gross Acres  Net Acres   2000      2001     2002
___________  _________    ___________  _________   _______________________

  79,322      64,362           -           -        -0-        *      -0-

* Under evaluation to assess production and economic potential as of April 15, 2003

ITEM 3.       LEGAL PROCEEDINGS

On January 29, 2002, Baker Hughes, Inc. ("Baker Hughes") secured a default judgment in the District Court of Tulsa County in the State of Oklahoma in connection with the principal balance of $98,984.79 for labor, services and materials furnished to the Company by Baker Hughes. The Company did not contest Baker Hughes' action, as there was no dispute to the validity of its claim. On March 13, 2002, Baker Hughes filed to authenticate the default judgment in the District Court, Eighth Judicial District in the County of Niobrara, State of Wyoming. On April 18, 2002, the Company and Baker Hughes entered into an Agreed Order of Payment in order to resolve this matter. In October, 2002, the Company made a final payment in connection with this Agreed Order of Payment and Baker Hughes subsequently released the judgments in both Tulsa and Niobrara counties.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	There have been no matters submitted to a vote of security holders during the quarter ended December 31, 2002.


PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information:

The Company's Common Stock is traded on the National Association of Securities Dealers Automatic Quotation (NASDAQ) over-the-counter bulletin board system under the symbol "EMPR."

The following table sets forth the range of high and low prices at which the Company's common stock traded during the time periods indicated, as reported by NASDAQ.

Year ending December 31,2001:

     Quarter                 High           Low
     03/31/01                2.13           .34
     06/30/01                 .79           .37
     09/30/01                 .60           .24
     12/31/01                 .30           .12

Year ending December 31,2002:

     Quarter                 High           Low
     03/31/02                 .22           .15
     06/30/02                 .21           .15
     09/30/02                 .16           .06
     12/31/02                 .13           .015

Quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Number of Holders of Common Stock

At December 31, 2002, there were approximately 186 stockholders of record of the Company's Common Stock.

Dividends

The Company has never paid cash dividends on its Common Stock. The Company intends to retain future earnings for use in its business and, therefore, does not anticipate paying cash dividends on its Common Stock in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2002, the Company had one equity incentive plan under which equity securities have been authorized for issuance to the Company's directors, officers, employees and other persons who perform substantial services for or on behalf of the Company. This plan is titled "1995 Stock Option Plan" and has been approved by the Company's stockholders.

The following table provides certain information relating to the 1995 Stock Option Plan as of December 31, 2002:

                     (a)                   (b)                    (c)

                                                          Number of securities
                                                           remaining available
                                                              for future
               Number of Securities                         issuance under
                 to be issued upon     Weighted-average    equity compensation
                    exercise of        exercise price of    plans, excluding
                outstanding options,  outstanding options, securities reflected
Plan Category   warrants and rights   warrants and rights       in column(a)

Equity                 981,666             $0.89                   618,334
compensation plans
approved by
security holders

Equity                 -------                                   ---------
Compensation plans
not approved by
security holders

           TOTAL       981,666                                     618,334
                       _______                                     _______

Recent Sales of Unregistered Securities

During the quarter ended December 31,2002, the Company did not sell any securities of the Company that were not registered under the Securities Act. On March 17, 2003, the Company issued the following number of shares of Common Stock without registering such Common Stock under the Securities Act, as amended, to the following persons in exchange for the cancellation of the debt owed by the Company to such persons as set forth below:

                                                        Amount of Debt Owed
           Name                       Number of Shares     By the Company

The Albert E. Whitehead Living Trust      8,840,315        $422,542.21
The Lacy E. Whitehead Living Trust        1,968,172        $ 59,045.15
C. A. White Wireline Services               561,797        $ 16,853,90

Of the 8,840,315 shares issued to the Albert E. Whitehead Living Trust, 874,071 shares were issued in accordance with a convertible promissory note pursuant to which the Trust could convert the outstanding balance under the promissory note into shares of the Company's Common Stock at a conversion rate of $0.21 per share. The remaining shares were issued in exchange for the cancellation of debt owed by the Company to the Trust in connection with advances made to the Company by the Trust, using a conversion rate of $0.03 per share. The conversion rate of $0.03 was used for the other issuances described above.

On March 15, 2002, the Company issued a promissory note to the Albert E. Whitehead Living Trust with a face amount of $170,000. For more information on this note, see Item 12, Certain Relationships and Related Transactions.

The Company relied on the exemption set forth in Section 4(2) of the Securities Act of 1933, as amended, in connection with the issuances of the securities set forth above. All parties listed above are sophisticated persons or entities. There was no underwriting in connection with the issuances of these securities and no commissions were paid to any party upon such issuances.

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

           Cautionary Note Regarding Forward-Looking Statements

All statements, other than statements of historical fact contained in this report are forward-looking statements. Forward-looking statements generally are accompanied by words such as "anticipate," "believe," "estimate," "expect," "may," "might," "potential," "project" or similar statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct. Factors that could cause results to differ materially from the results discussed in such forward-looking statements include:

* the need for additional capital,

* the costs expected to be incurred in exploration and development,

* unforeseen engineering, mechanical or technological difficulties in drilling wells,

* uncertainty of exploration results,

* operating hazards,

* competition from other natural resource companies,

* the fluctuations of prices for oil and gas,

* the effects of governmental and environmental regulation, and

* general economic conditions and other risks described in the Company's filings with the Securities and Exchange Commission.

Information on these and other risk factors are discussed under "Factors That May Affect Future Results" below. Accordingly, the actual results of operations in the future may vary widely from the forward-looking statements included herein, and all forward-looking statements in this Form 10-KSB are expressly qualified in their entirety by the cautionary statements in this paragraph.

Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgment, belief and expectations only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

Factors That May Affect Future Results

The Company does not have any income producing oil and gas properties and has limited financial resources.

As of December 31, 2002, the Company does not have any income producing oil and gas producing properties. For the past three fiscal years the Company has financed its operations primarily from advances made to the Company by Albert E. Whitehead, the Company's Chief Executive Officer. Mr. Whitehead has no obligation to advance the Company any additional money, and there is no assurance that he will do so. The Company will not be able to continue operations unless it is able to obtain funding from outside sources.

The report of the Company's independent auditor regarding the Company's financial statements has been modified because of a going concern uncertainty.

The Company reported losses of $6,496,614 and $244,168 for the years ending December 31, 2002 and 2001, respectively. The Company also has an accumulated deficit of $9,002,157 as of December 31, 2002. The Company can provide no assurance that it will be profitable in the future and, if the Company does not become profitable, it may have to suspend its operations. As a result of the foregoing, the audit report of the Company's independent auditors relating to the Company's financial statements has been modified because of a going concern uncertainty.

The Company's success depends, in part, on its unevaluated leasehold interests in Wyoming.

If the Company is able to raise the funds necessary to continue its operations, its future performance will be affected by the development results of its inventory of unproved drilling locations in Wyoming. The failure of drilling activities to achieve anticipated quantities of economically attractive reserves and production would have a material adverse effect on the Company's liquidity, operations and financial results.

The Company could be adversely affected by fluctuations in oil and gas prices.

Even if the Company's drilling activities achieve commercial quantities of economically attractive reserves and production revenue, the Company will remain subject to prevailing prices for oil, natural gas and natural gas liquids, which are dependent upon numerous factors such as weather, economic, political and regulatory developments and competition from other sources of energy. The volatile nature of the energy markets makes it particularly difficult to estimate future prices of oil, natural gas and natural gas liquids. Prices of oil, natural gas and natural gas liquids are subject to wide fluctuations in response to relatively minor changes in circumstances, and there can be no assurance that future prolonged decreases in such prices will not occur. All of these factors are beyond the control of the Company. Any significant decline in oil and gas prices could have a material adverse effect on the Company's liquidity, operations and financial condition.

The Company could be adversely affected by increased costs of service providers utilized by the Company.

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

The Company is subject to numerous drilling and operating risks.

Oil and gas drilling activities are subject to numerous risks, many of which are beyond the Company's control. The Company's operations may be curtailed, delayed or canceled as a result of title problems, weather conditions, compliance with governmental requirements, mechanical difficulties and shortages or delays in the delivery of equipment. In addition, the Company's properties may be susceptible to hydrocarbon drainage from production by other operators on adjacent properties. Industry operating risks include the risk of fire, explosions, blow-outs, pipe failure, abnormally pressured formations and environmental hazards such as oil spills, gas leaks, ruptures or discharges of toxic gases, the occurrence of any of which could result in substantial losses to the Company due to injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, clean-up responsibilities, regulatory investigation and penalties and suspension of operations. The Company anticipates that it will utilize horizontal drilling techniques.
The horizontal drilling activities involve greater risk of mechanical problems than conventional vertical drilling operations.

The Company's insurance policies may not adequately protect the Company against certain unforeseen risks.

In accordance with customary industry practice, the Company maintains insurance against some, but not all, of the risks described herein. There can be no assurance that any insurance will be adequate to cover the Company's losses or liabilities. The Company cannot predict the continued availability of insurance, or its availability at premium levels that justify its purchase.

The Company's activities are subject to extensive governmental regulation.

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

The Company is subject to various environmental risks, and governmental regulation relating to environmental matters.

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

The Company is subject to intense competition.

The Company operates in a highly competitive environment and competes with major and independent oil and gas companies for the acquisition of desirable oil and gas properties, as well as for the equipment and labor required to develop and operate such properties. Many of these competitors have financial and other resources substantially greater than those of the Company.

The Company currently depends on the Company's Chief Executive Officer.

The Company is dependent on the experience, abilities and continued services of its current Chief Executive Officer and President, Albert E. Whitehead.
Mr. Whitehead has played a significant role in the development and management of the Company. The loss or reduction of services of Mr. Whitehead could have a material adverse effect on the Company.

The Company's stock trades in a limited public market, is subject to price volatility, and there can be no assurance that an active trading market will be sustained.

There has been a limited public trading market for the Company's Common Stock, and there can be no assurance that an active trading market will be sustained. There can be no assurance that the Common Stock will trade at or above any particular price in the public market, if at all. The trading price of the Common Stock could be subject to significant fluctuations in response to variations in quarterly operating results or even mild expressions of interest on a given day. Accordingly, the Common Stock should be expected to experience substantial price changes in short periods of time. Even if the Company is performing according to its plan and there is no legitimate company-specific financial basis for this volatility, it must still be expected that substantial percentage price swings will occur in the Company's Common Stock for the foreseeable future.

Certain restricted shares of the Company will be eligible for sale in the future which could affect the prevailing market price of the Company's Common Stock.

Certain of the outstanding shares of the Company's Common Stock are "restricted securities" under Rule 144 of the Securities Act, and (except for shares purchased by "affiliates" of the Company's as such term is defined in Rule 144) would be eligible for sale as the applicable holding periods expire. In the future, these shares may be sold only pursuant to a registration statement under the Securities Act or an applicable exemption, including pursuant to Rule 144. Under Rule 144, a person who has owned common stock for at least one year may, under certain circumstances, sell within any three-month period a number of shares of common stock that does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume during the four calendar weeks prior to such sale. A person who is not deemed to have been an affiliate of the Company at any time during the three months preceding a sale, and who has beneficially owned the restricted securities for the last two years is entitled to sell all such shares without regard to the volume limitations, current public information requirements, manner of sale provisions and notice requirements. Sale or the expectation of sales of a substantial number of shares of Common Stock in the public market by selling stockholders could adversely affect the prevailing market price of the Common Stock, possibly having a depressive effect on any trading market for the Common Stock, and may impair the Company's ability to raise capital at that time through additional sale of its equity securities.

The Company does not expect to declare or pay any dividends in the foreseeable future.

The Company has not declared or paid any dividends on its Common Stock. The Company currently intends to retain future earnings to fund the development and growth of its businesses, to repay indebtedness and for general corporate purposes, and therefore, does not anticipate paying any cash dividends or its Common Stock in the foreseeable future.

The Company's Common Stock may be subject to secondary trading restrictions related to penny stocks.

Certain transactions involving the purchase or sale of Common Stock of the Company may be affected by a SEC rule for "penny stocks" that imposes additional sales practice burdens and requirements upon broker-dealers that purchase or sell such securities. For transactions covered by this penny stock rule, broker-dealers must make certain disclosures to purchasers prior to purchase or sale. Consequently, the penny stock rule may impede the ability of broker-dealers to purchase or sell the Company's securities for their customers and the ability of persons now owning or subsequently acquiring the Company's securities to resell such securities.

The Company's principal shareholders own a significant amount of Common
Stock.

Albert E. Whitehead and his wife beneficially own approximately 40% of the Company's Common Stock. As a result, by coordinating with other shareholders, such as the former management of the Company, Mr. and Mrs. Whitehead may be able to control the outcome of shareholder votes, including votes concerning the election of directors, the adoption or amendment of provisions in the Company's certificate of incorporation or bylaws and the approval of merger and other significant corporate transactions. This concentrated ownership makes it unlikely that any other holder or group of holders of Common Stock will be able to affect the way the Company is managed or the direction of its business. These factors may also delay or prevent a change in the management or voting control of the Company.

Plan of Operation

The Company has no income producing oil and gas properties at December 31, 2002. An oil and gas test well (Timber Draw #1-AH) was drilled in January 2001 on the Cheyenne River Project. The Timber Draw #1-AH well encountered flows of oil and natural gas during the drilling period and was subsequently completed as an oil well. The well is shut-in pending evaluation to assess its production and economic potential. The Company's diminutive revenues in 2001 are attributable to this well.

As of December 31, 2002, the Company had $5,454 of cash on hand.
The Company expects that its cash on hand and advances the Company anticipates it will receive from its Chairman will be sufficient to fund its operations for the next 3 months: however, there is no assurance that such advances will be made. The Company's material commitments consist of a lease payment on the Cheyenne River Project in April, 2003, of which the Company's portion will be approximately $94,000. In addition, the Company leases office space in Tulsa, Oklahoma from an unrelated party. The lease calls for monthly lease payments of $3,893 through the end of the term of the lease in June, 2003. The Company currently sublets part of its office space on a month to month basis for approximately $1,000 per month. The Company's former management(Messrs. McGrain and Jacobsen) entered into a lease agreement for office space in Canada. This office was closed after Messrs. McGrain and Jacobsen resigned as officers of the Company. However, as of December 31, 2002, the Company was still a party to such lease agreement, which calls for monthly lease and tax payments of approximately $4,400 (U.S.) and expires in 2006. The Company has attempted but has not been able to formally sublease this office space. No lease payment was made in January, 2003 and the Company has been notified that the lease has been terminated without prejudice to the landlord's right to hold the Company liable for future damages related to lost rent.

Management plans to continue to support the Company financially during the next several months. It will continue to seek partners to explore its Cheyenne River Project, look for merger opportunities and consider public or private financings.

ITEM 7.	FINANCIAL STATEMENTS

The financial statements of the Company are set forth on pages F-1 through F-13 at the end of this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

KPMG LLP served as the principal accountants for Empire Petroleum in connection with the audit of the Company's financial statements for the fiscal year ended December 31, 2001. On August 23, 2002 that firm's appointment as principal accountants was terminated and Magee Rausch & Shelton, LLP Accounting Firm was engaged as principal accountants. The decision to change accountants was approved by the board of directors.

In connection with the audit of the fiscal year ended December 31, 2001, and the subsequent interim period through August 23, 2002, there were no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

The audit report of KPMG LLP on the financial statements of Empire Petroleum Corporation as of and for the year ended December 31, 2001, was modified because of a going concern uncertainty.

Magee Rausch & Shelton, LLP served as the principal accountant for Empire Petroleum Corporation for the period from August 23, 2002 until February 12, 2003, when such accounting firm resigned as Empire's principal accountant. On February 12, 2003, Tullius Taylor Sartain & Sartain LLP was engaged to serve as Empire's principal accountant. The decision to engage Tullius Taylor Sartain & Sartain LLP was approved by Empire's board of directors.

Magee Rausch & Shelton also served as Empire's principal accountant for the fiscal year 2000. In connection with Magee Rausch & Shelton's engagement as Empire's principal accountant during the fiscal year ended December 31, 2000 and during the interim period from August 23, 2002 through February 12, 2003, there were no disagreements with Magee Rausch & Shelton, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

Magee Rausch & Shelton did not issue any reports in connection with their engagement as Empire's principal accountant for the period from August 31, 2002 through February 12, 2003. The audit report of Magee Rausch & Shelton relating to the financial statements of Empire Petroleum Corporation as of and for the year ended December 31, 2000 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principals, except such audit report was modified because of a going concern uncertainty.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

	            EXECUTIVE OFFICERS AND DIRECTORS

                                                        Term as Director
Name                  Age   Position                         Expires

John P. McGrain        56   Chairman & C.E.O                    --
Thomas J. Jacobsen     68   President and Director              --
Albert E. Whitehead    73   Director; Chairman & C.E.O         2003
Thomas R. Bradley      79   Director; President                 --
John C. Kinard         69   Director                           2003

________________________________________
Mr. McGrain and Mr. Jacobsen were elected as directors and appointed as officers, effective as of May 29, 2001 and resigned from such positions on April 16, 2002. At such time, Messrs. Whitehead and Bradley were re-elected to the board of directors, and were re-appointed as Chief Executive Officer and President, respectfully.

John P. McGrain.  Mr. McGrain served as Chairman and Chief Executive
Officer of the Company from May 2001 to April 16, 2002. He has served as the Chairman of Enterra Energy Corporation (NASDAQ:ENTR) since April 2001, Chairman and Chief Executive Officer of International Colin Energy from 1991 to 1994, and Chairman and Chief Executive Officer of Conversion Industries from 1984 to 1994. In 1997, Mr. McGrain filed for protection under personal bankruptcy Chapter 11 and was discharged in 1998. Mr. McGrain graduated from UCLA with a Bachelor of Arts degree in 1967.

Thomas J. Jacobsen. Mr. Jacobsen served as President of the Company from May 2001 to April 16, 2002. He has acted as the Chief Operating Officer and a member of the Board of Directors of Enterra Energy Corporation (NASDAQ:ENTR) since October 2000. Through his wholly owned company, Wells Gray Resort & Resources Ltd., the Company granted him a consulting contract pursuant to which Mr. Jacobsen was in charge of the Company's drilling, completion and equipping projects. His more than 40 years of experience in the oil and gas industry in Alberta and Saskatchewan, Canada includes serving as President and Chief Executive Officer of Niaski Environmental Inc. from November, 1996 to February, 1999; President and Chief Executive Officer of International Pedco Energy Corporation from September, 1993 to February, 1996, and President of International Colin Energy Corporation from October, 1987 to June, 1993. Mr. Jacobsen also currently serves as a director of Niaski Environmental Inc., a company listed on the Canadian Venture Exchange.

Albert E. Whitehead. Mr. Whitehead served as Chairman of the Board and Chief Executive Officer from March 1998 to May 2001, when John P. McGrain assumed such roll. Mr. Whitehead again assumed the role of Chairman and Chief Executive Officer April 16, 2002 upon the resignation of Mr. McGrain. Mr. Whitehead served as the Chairman and Chief Executive Officer of Seven Seas Petroleum Inc., a publicly held company, engaged in international oil and gas exploration from February 1995 to May 1997. From April 1987 through January 1995, Mr. Whitehead served as Chairman and Chief Executive Officer of Garnet Resources Corporation, a publicly held oil and gas exploration and development company.

Thomas R. Bradley. Mr. Bradley served as President of the Company from December 1991 to May 2001, when such role was assumed by Thomas J. Jacobsen, and as Executive Vice President from March 1985 to December 1991. Mr. Bradley again assumed the position of President April 16, 2002 upon the resignation of Mr. Jacobsen. Mr. Bradley served on the board of directors from March, 1985 until his death in December, 2002. Mr. Bradley was the owner of Bradley & Associates Marketing, a sole proprietorship consulting firm providing domestic and foreign sales and marketing management services to small manufacturers. From January 1987 to March 1990, Mr. Bradley was also a partner in Capstone Communications, an industrial advertising agency.

John C. Kinard. Mr. Kinard is currently a Partner in Silver Run Investments, LLC, an oil and gas investment firm and has served as a Director of the Company since June 1998. Mr. Kinard served as President of the Remuda Corporation, a private oil and gas exploration company, from 1967 until 2002. From 1990 through December 1995, Mr. Kinard served as President of Glen Petroleum, Inc., a private oil and gas exploration company. From 1990-2002, Mr. Kinard served as the Chairman of Envirosolutions UK Ltd., a private industrial wastewater treatment company.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Security Exchange Act of 1934 requires the Company's Directors, executive officers, and persons who beneficially own more than 10 percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all
Section 16(a) forms they file.

Based solely on review of the copies of such reports furnished to the Company and any written representations that in other reports were required during the year ended December 31, 2002, to the Company's knowledge, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners during the year ended December 31, 2002 were complied with on a timely basis.

ITEM 10.	EXECUTIVE COMPENSATION

	         EXECUTIVE COMPENSATION AND OTHER MATTERS


During the last three completed fiscal years no executive officer received a salary or any other benefits as a part of executive compensation, except for Mr. Bradley who received a base salary of $51,450 and $13,942 on fiscal years 2001 and 1999 respectively. The following table sets forth compensation paid to the Company's Chief Executive Officer during the last three fiscal years:

                          Summary Compensation Table

                                     Long-term compensation
                                           awards
Name & principal           Year      Securities underlying
   Position                ended


Albert E. Whitehead(1)     2002              -
Chairman, Chief            2001              -
Executive Officer          2000            70,000


Compensation of Directors

The Company does not have any formal procedure for compensating the members of its board of directors. From time to time in the past, the Company has granted options to the members of its board of directors under its 1995 Stock Option Plan as compensation for serving on the board of directors.
No options were granted to the Company's directors in the years ended December 31, 2001 and 2002.

ITEM  11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The following table sets forth information regarding the beneficial ownership of our Common Stock as of March 31, 2003 for:

* each person who is known to own beneficially more than 5% of our outstanding Common Stock;

* each of our executive officers and directors; and

* all executive officers and directors as a group.

The percentage of beneficial ownership for the following table is based on 35,830,190 shares of Common Stock outstanding as of March 21, 2003.

Unless otherwise indicated below, to the Company's knowledge, all persons and entities listed below have sole voting and investment power over their shares of Common Stock.

                                            Amount and
                                             nature of
                                            beneficial     Percent of
Name and address of beneficial owner        ownership       class (1)

John P. McGrain,                             2,178,647 (3)    6.08%
Chairman of the Board and
Chief Executive Officer (2)
1363 N. Country Ranch Road
Westlake Village, CA  91361

Thomas J. Jacobsen,                          1,660,418 (5)    4.63%
President and Director (4)
Box 176
Didsbury, Alberta T0M 0W0

Albert E. Whitehead,                        14,338,025 (7)   39.86%
Chairman of the Board and
Chief Executive Officer (6)
2236 E. 55th Place
Tulsa, OK  74105-6124

Thomas R. Bradley Trust (8)                    970,000 (9)    2.71%
6617 South New Haven
Tulsa, OK  74136

John C. Kinard, (10)                           481,331 (10)   1.34%
Director
240 Cook Street
Denver, CO  80206-0590

All current directors and executive officers
as a group (2 persons)                      14,819,356 (11)  41.00%

(1) The percentage ownership for each person is calculated in accordance with the rules of the SEC, which provide that any shares a person is deemed to beneficially own by virtue of having a right to acquire shares upon the conversion of options or other rights are considered outstanding solely for purposes of calculating such person's percentage ownership.

(2) Mr. McGrain served as the Company's Chairman of the Board and Chief Executive Officer from May 29, 2001 until he resigned on April 16, 2002.

(3) This number includes: (i) 1,966,838 shares directly owned by Mr. McGrain; and (ii) 211,809 shares owned by Patrick Williams Advisors Ltd., which is controlled by Mr. McGrain.

(4) Mr. Jacobsen served as the Company's President and a member of the board of directors from May 29, 2001 until he resigned on April 16, 2002.

(5) This number includes: (i) 659,733 shares directly owned by Mr. Jacobsen; (ii) 382,896 shares of Common Stock held by Wells Gray Resort and Resources Ltd., a company that is wholly-owned by Mr. Jacobsen; and (iii) 617,789 shares owned by Six Pack Investments, Inc., a company wholly-owned by Mr. Jacobsen's children, but controlled by Mr. Jacobsen.

(6) After Mr. McGrain's resignation, Mr. Whitehead assumed the roles of the Company's Chairman of the Board and Chief Executive Officer.

(7) This number includes: (i) 11,332,742 shares directly owned by the Albert E. Whitehead Living Trust, of which Mr. Whitehead is the trustee; (ii) 170,000 shares that Mr. Whitehead has the right to acquire pursuant to options granted to him under the 1995 Stock Option Plan; and (iii) 2,835,283 shares directly owned by the Lacy E. Whitehead Living Trust, of which Ms. Whitehead, Mr. Whitehead's wife, is trustee. Mr. Whitehead disclaims any interest in the shares owned by the Lacy E. Whitehead Living Trust.

(8) Thomas R. Bradley served as the President of the Company for the time of Mr. Jacobsen's resignation on April 16, 2002 until his death in December, 2002.

(9) This number includes: (i) 533,334 shares directly owned by the Thomas R. Bradley Trust; and (ii) 436,666 shares the Thomas R. Bradley Trust has the right to acquire pursuant to options granted to Mr. Bradley under the 1995 Stock Option Plan.

(10) This number includes: (i) 170,000 shares Mr. Kinard has the right to acquire pursuant to options granted to him under the 1995 Stock Option Plan; and (ii) 150,000 shares directly owned by Mr. Kinard's wife, of which Mr. Kinard disclaims any interest.

(11) This number includes 340,000 shares issuable upon the exercise of options granted under the 1995 Stock Option Plan.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Party Debt

On March 15, 2000, the Company issued a convertible promissory note due March 15, 2001 in the principal amount of $295,508 to the Albert E. Whitehead Living Trust, bearing interest at the rate of 10% per annum and convertible into shares of the Company's Common Stock at a conversion rate of $0.4370 per share, which represented the market price of the Company's Common Stock on such date. The convertible note was issued to the Albert E. Whitehead Living Trust in consideration of the surrender of another note issued to the Albert E.
Whitehead Living Trust and the advancement of an additional $110,000 to the Company by the Albert E. Whitehead Living Trust. The proceeds of this additional loan were used to pay lease rentals on the Cheyenne River Project.
On March 1, 2001, Albert E. Whitehead, as trustee of the Albert E. Whitehead Living Trust, exercised the right to convert this note to shares of the Company's Common Stock and received 748,319 shares covering the principal and interest due on this note at March 1, 2001. Mr. Whitehead requested that this new share issue be divided equally between the Albert E. Whitehead Living Trust and the Lacy E. Whitehead Living Trust. Lacy E. Whitehead is Mr. Whitehead's spouse and Mr. Whitehead disclaims any interest in the shares owned by the Lacy
E. Whitehead Living Trust. On March 15, 2002, Mr. Whitehead loaned the Company $170,000 in the form of a convertible note. The note accrued interest at the rate of 10% per year, had a one year term and was convertible into shares of Common Stock at $0.21 per share on February 14, 2003, as further described in the section titled "Recent Sales of Unregistered Securities" under Item 5, Market for Common Equity and Related Stockholder Matters. Also on February 14, 2003, shares of Common Stock of the Company were issued to the Lacy E. Whitehead Living Trust as further described under the section titled "Recent Sales of Unregistered Securities" under Item 5, Market for Common Equity and Related Stockholder Matters.

ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits

Exhibit  Description
  No.

  3.1  Articles of Incorporation of the Company, as amended
       (incorporated herein by reference to Exhibit 3.1 of the Company's Form 10-QSB for the period ended September 30, 1995, (SEC File No. 0-20193) which was filed November 6, 1995)

  3.2  Bylaws of the Company
       (incorporated herein by reference to Exhibit 3.2 of the Company's Form 10-QSB for the period ended March 31, 1998, which was filed May 15 1998)

 10.1  1995 Stock Option Plan
       (incorporated herein by reference to Appendix A of the Company's Form DEFS 14A dated June 13, 1995, (SEC File No. 0-20193)
       which was filed June 14, 1995)

 10.2  Form of Stock Option Agreement
       (incorporated herein by reference to Exhibit 10(g) of the Company's Form 10-KSB for the year ended December 31, 1995, (SEC File No. 0-20193) which was filed March 29, 1996)

 10.3  Americomm Cheyenne River Development Prospect Agreement dated March
       4, 1998 by and among the Company, Fred S. Jensen, Richard A. Bate, A. R. Briggs and Thomas L. Thompson
       (incorporated herein by reference to Exhibit 10(j) of the Company's Form 10-QSB for the period ended June 30, 1998, which was filed August 12,
       1998)

 10.4 Promissory Note dated March 15, 2000 issued to the Albert E. Whitehead Living Trust
       (incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-QSB/A for the period ended March 31, 2000, which was filed November 14, 2000)

 10.5 Farmout Agreement dated November 15, 2000 by and among the Company and the other parties named therein (incorporated hereby reference to Exhibit 10(e) of the Company's Form 10-KSB for the year ended
       December 31, 2000, which was filed March 29, 2001)

 10.6 Share Exchange Agreement by and among Americomm Resources Corporation, Empire Petroleum Corporation and each of the shareholders of Empire Petroleum Corporation
       (incorporated herein by reference to Exhibit 2.1 of the Company's Form 8-K dated May 29, 2001, which was filed June 5, 2001)

 10.7 Promissory Note dated March 15, 2002 issued to the Albert E. Whitehead Living Trust

 99.1  Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K

	None.

ITEM 14.     CONTROLS AND PROCEDURES

(a) Within 90 days prior to the date of this report, the Company's Chief Executive Officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

(b) Subsequent to the date of this evaluation, there have been no changes in the Company's internal controls or in other factors that could significantly affect these controls, and no discoveries of any significant deficiencies or material weaknesses in such controls that would require the Company to take corrective actions.


                       SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       Empire Petroleum Corporation
                              (Registrant)

Date: April 15, 2003	       By:	/s/Albert E. Whitehead
  						Albert E. Whitehead
						Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                 Title                              Date

/s/Albert E. Whitehead    Chairman, Chief Executive Officer  April 15, 2003
Albert E. Whitehead

/s/John C. Kinard         Director                           April 15, 2003
John C. Kinard

		            SECTION 302 CERTIFICATION

I, Albert E. Whitehead, Chief Executive Officer and principal financial officer of Empire Petroleum Corporation certify that:

1. I have reviewed this annul report on Form 10-KSB of Empire Petroleum Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 11a-14 and 15d-14) for the registrant and I have;

       (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

       (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation
       Date"); and

       (c) presented in this annual report of conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as the Evaluation Date;

5. I have disclosed, based on my recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

       I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 15, 2003                       /s/ Albert E. Whitehead
                                            Albert E. Whitehead,
                                            Chief Executive Officer and
                                              Principal Financial Officer













                      EMPIRE PETROLEUM CORPORATION

                         FINANCIAL STATEMENTS



                              CONTENTS
                                                       Page No.

December 31, 2001:
  Independent Auditors' Report (Tullius Taylor
    Sartain & Sartain LLP)                               F-1
  Independent Auditors' Report (KPMG LLP)                F-2
  Balance Sheet at December 31, 2002                     F-3
  Statement of Operations for the years ended
    December 31, 2002 and December 31, 2001              F-4
  Statement of Changes in Stockholders' Equity
    for the years ended December 31, 2002 and
    December 31, 2001                                    F-5
  Statement of Cash Flows for the years ended
    December 31, 2002 and December 31, 2001              F-6
  Notes to Financial Statements                          F-7 through F-13







































                      EMPIRE PETROLEUM CORPORATION

                        FINANCIAL STATEMENTS

                         DECEMBER 31, 2002



                    INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Empire Petroleum Corporation

We have audited the accompanying balance sheet of Empire Petroleum Corporation as of December 31, 2002, and the related statements of operations, cash flows and stockholders' equity for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Empire Petroleum Corporation as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has been incurring significant losses and has a significant working capital deficiency at December
31, 2002. The Company also recognized an impairment charge of $6,496,614 on its oil and gas property in 2002. The ultimate recoverability of the Company's investment in its oil and gas interests is dependent upon the existence and discovery of economically recoverable oil and gas reserves and the ability of the Company to obtain necessary financing to further develop the interests. This condition raises substantial doubt about its ability to continue as a going concern. Management's plan concerning this matter is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

TULLIUS TAYLOR SARTAIN & SARTAIN LLP

March 24, 2003


                                   F-1

                      EMPIRE PETROLEUM CORPORATION

                        FINANCIAL STATEMENTS

                         DECEMBER 31, 2002


                     INDEPENDENT AUDITORS' REPORT



To the Directors of
Empire Petroleum Corporation (formerly known as Americomm
Resources Corporation):

We have audited the statements of income, cash flows and changes in stockholders' equity of Empire Petroleum Corporation (formerly known as Americomm Resources Corporation) for the year ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, these financial statements referred to above present fairly, in all material respects, the results of its operations and cash flows for the year ended December 31, 2001 in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company has a significant working capital deficiency and will continue as a going concern. As discussed in a note to the financial statements, the company has suffered recurring losses from operations, conditions that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KPMG LLP

Chartered Accountants
Calgary, Canada
March 18, 2002









                                    F-2

                     EMPIRE PETROLEUM CORPORATION

                             BALANCE SHEET


             ASSETS                                December 31,
                                                       2002
                                                   ___________

Current assets:
  Cash                                             $     5,454
  Accounts receivable                                    2,533
  Prepaid expenses                                       3,920
                                                   ___________

         Total current assets                           11,906
                                                   ___________

Property & equipment, net of accumulated
   depreciation and depletion                          600,025
                                                   ___________

                                                   $   611,931
                                                   ___________

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
  Accounts payable and accrued liabilities         $   486,564
  Debenture payable                                     50,000
                                                   ___________

        Total current liabilities                      536,564
                                                   ___________


Notes payable-related party                            170,000
                                                   ___________

         Total liabilities                             706,564
                                                   ___________

Stockholders' deficiency:
Common stock, at $.001 par value,
50,000,000 shares authorized,
24,459,906 shares issued and
outstanding                                             24,460
Additional paid in capital                           7,633,064
Accumulated deficit                                 (7,752,157)
                                                   ___________

        Total stockholders' deficiency                 (94,633)
                                                   ___________

                                                   $   611,931
                                                   ___________


See accompanying notes to financial statements.

                                    F-3

                      EMPIRE PETROLEUM CORPORATION

                        STATEMENTS OF OPERATIONS

                Years ended December 31, 2002 and 2001


                                            2002              2001
                                         ___________       ___________

Revenue:
  Petroleum and natural gas sales        $         -       $    12,410
  Royalty expense                                  -            (2,482)
                                         ___________       ___________

                                                   -             9,928
                                         ___________       ___________

Costs and expenses:
  Operating expenses                         157,427            30,913
  General and administrative                 223,738           217,366
  Depreciation and amortization                4,150             5,262
  Leasehold impairment                     6,496,614                 -
                                         ___________       ___________

                                           6,881,929           253,541
                                         ___________       ___________

Operating loss                            (6,881,929)         (243,613)
                                         ___________       ___________

Other income and (expense):
  Interest income                                  -            6,918
  Interest expense                           (62,676)          (7,473)
  Miscellaneous income                         1,870                -
                                         ___________       __________

Total other income and expense               (60,806)            (555)
                                         ___________       __________

Net loss before income taxes              (6,942,735)        (244,168)
Deferred tax benefit                      (1,250,000)               -
                                         ___________       __________

Net loss                                 $(5,692,735)      $ (244,168)
                                         ___________       __________

Net loss per common share                $    ( 0.24)      $    (0.01)
                                         ___________       __________
Weighted average number of
 common shares outstanding -
 Basic and diluted                        23,896,824       20,405,078
                                         ___________       __________




See accompanying notes to financial statements


                                   F-4
                      EMPIRE PETROLEUM CORPORATION

             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                 Years ended December 31, 2002 and 2001


                                      Additional
                                       Paid in    Accumulated
                   Shares     Amount   Capital      deficit       Total
                 __________  _______  __________  ___________   ___________

Balances January
1, 2000          14,879,721  $14,880  $2,365,528  $(1,815,254)   $  565,154

Net loss              -         -          -         (244,168)     (244,168)

Issuance of Common
Stock             8,615,670    8,615   5,075,571            -     5,084,186
                 __________  _______  __________  ___________   ___________

Balances December
31, 2001         23,495,391   23,495   7,441,099   (2,059,422)    5,405,172

Net loss              -         -          -       (5,692,735)   (5,692,735)

Issuance of Common
stock               964,515      965     191,965        -           192,930
                 __________  _______  __________  ___________   ___________

Balances December
31, 2002         24,459,906  $24,460  $7,633,064  $(7,752,157)  $(   94,633)
                 __________  _______  __________  ___________   ___________



See accompanying notes to financial statements






















                                   F-5

                      EMPIRE PETROLEUM CORPORATION

                        STATEMENTS OF CASH FLOWS

                 Years ended December 31, 2002 and 2001

                                            2002             2001
                                        ___________      ___________
Cash flows from operating activities:
Net loss                                $(5,692,735)     $  (244,168)
Adjustments to reconcile net loss to
net cash used in operating activities:
   Common stock issued for services           3,982                -
   Depreciation                               4,150            5,262
   Leasehold impairment                   6,496,614                -
   Deferred tax benefit                  (1,250,000)               -
Change in operating assets and
  liabilities:
   Accounts receivable                      125,177           92,106
   Prepaid expenses                           1,403            1,754
   Accounts payable and accrued
     liabilities                            108,621          148,334
                                        ___________      ___________
Net cash used in operating activities      (202,788)           3,288
                                        ___________      ___________
Cash flows from investing activities:
  Cash payments for investments in
    prospects                                     -         (384,631)
  Acquisition of Empire, net of cash
    acquired                                      -          136,691
  Change in non-cash investing working
    capital                                       -          (92,106)
                                        ___________      ___________
Net cash used in investing activities             -         (340,046)
                                        ___________      ___________
Cash flows from financing activities:
Issuance of common stock                          -          150,000
Proceeds from issuance of note payable -
  related party                             170,000                -
Debenture payables - affiliate                    -          212,000
                                       ____________      ___________
Net cash provided by financing
  activities                                170,000          362,000
                                       ____________      ___________
Net increase (decrease) in cash             (32,788)          25,242
Cash - Beginning                             38,242           13,000
                                       ____________      ___________
Cash - Ending                          $      5,454      $    38,242
                                       ____________      ___________

Supplemental cash flow information:
   Cash paid for interest              $     14,644      $     7,473
                                       ____________      ___________
Non-cash investing and financing
  activities:
   Conversion of debt and other
    liabilities to Common Stock        $    188,949      $         -
                                       ____________      ___________
See accompanying notes to financial statements

                                   F-6
                       EMPIRE PETROLEUM CORPORATION

                NOTES TO CONSOLDIATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2002 and 2001

General:

On July 20, 2001 Americomm Resources Corporation merged with its wholly-owned subsidiary, Empire Petroleum Corporation, and simultaneously changed the name of the Corporation to Empire Petroleum Corporation (the "Company"). Both the merger and name change were effective August 15, 2001. Americomm Resources Corporation was originally incorporated in the State of Utah on the 22nd day of August 1983, as Chambers Energy Corporation. On the 7th day of March 1985, the state of incorporation was changed to Delaware by means of a merger with Americomm Corporation, a Delaware corporation formed for the purpose of effecting the said change. In July 1995, the Company changed its name to Americomm Resources Corporation. The Company is involved in oil and gas exploration.

1.     Continuing operations:

The continuation of the Company is dependent upon the ability of the Company to attain future profitable operations. These financial statements have been prepared on the basis of United States generally accepted accounting principles applicable to a company with continuing operations, which assume that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its obligations in the normal course of operations. Management believes the going concern assumption to be appropriate for these financial statements. If the going concern assumption were not appropriate for these financial statements, then adjustments might be necessary to the carrying value of assets and liabilities, reported expenses and the balance sheet classifications used.

The Company continues to explore and develop its oil and gas interests. The ultimate recoverability of the Company's investment in its oil and gas interests is dependent upon the existence and discovery of economically recoverable oil and gas reserves, confirmation of the Company's interest in the oil and gas interests, the ability of the Company to obtain necessary financing to further develop the interests, and upon the ability to attain future profitable production. The Company has been incurring significant losses in recent years and has a significant working capital deficiency as of December 31, 2002. The Company also recognized an impairment charge of $6,496,614 on its oil and gas property in 2002. See Note 9, Property and Equipment.

The accompanying financial statements have been prepared on the basis of United States generally accepted accounting principles applicable to a company with continuing operations. Should the Company not be able to meet the objectives described above and have continued operations, certain assets and liability accounts would require adjustment and reclassification.

Management plans to continue to support the Company financially during the next several months. It will continue to seek partners to explore its Cheyenne River Project, look for merger opportunities and consider public or private financings.

2.     Significant accounting policies:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The financial statements have, in management' s opinion, been properly prepared using careful judgment with reasonable limits of materiality and within the framework of the significant policies summarized below:

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

     (c)     Per share amounts:

Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). The computation of basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses.

     (d)     Income taxes:

The Company accounts for income taxes in accordance with the asset and liability method of accounting for income taxes set forth in SFAS No. 109, "Accounting for Income Taxes". Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to the taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     (e)     Financial instruments:

The carrying value of current assets and current liabilities approximate their fair value due to the relatively short period to maturity of the instruments.

     (f)     Stock option plan:

The Company has a stock option plan that is described in note 5 and uses the intrinsic value method of accounting for stock-based compensation in accordance with Accounting Principles Board Opinion ("APB") No. 25. When stock options are granted, no compensation expense is recorded. Consideration received on the exercise of the stock options is credited to additional paid in capital.

     (g)     New accounting standards

The Financial Accounting Standards Board ("FASB") periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. Management has reviewed the recently issued pronouncements and concluded that the following new accounting standards are potentially applicable to the Company.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires major changes in the accounting for asset retirement obligations, such as required decommissioning of oil and gas production platforms, facilities and pipelines. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period when it is incurred (typically when the asset is installed at the production location). When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related property, plant and equipment. Over time, the liability is accreted for the change in its present value each period, and the initial capitalized cost is depreciated over the useful life of the related asset. SFAS No. 143 is effective January 1, 2003. Upon adoption of SFAS No. 143, these asset retirement obligations are required to be recorded, significantly increasing asset retirement liabilities on the balance sheet with an
offsetting increase to properties, plant and equipment.   Management has
not yet determined the impact of SFAS No. 143 on its financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements
No. 4, 44, and 64, amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item. As a result, the criteria in APB Opinion No. 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4, and is no longer necessary because SFAS No. 4 has been rescinded. SFAS No. 44 was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Because the transition has been completed, SFAS No. 44 is no longer necessary. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 also makes technical corrections to other existing pronouncements. The provisions of SFAS No. 145 are generally applicable for fiscal years beginning or transactions occurring after May 15, 2002. The Company does not expect a material impact from the adoption of SFAS No. 145 on its financial statements.

In June 2002, the FASB voted in favor of issuing SFAS No. 146, "Accounting for Exit or Disposal Activities." SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. The Company will be required to adopt SFAS
No, 146 for exit or disposal activities initiated after December 31, 2002.
The Company does not expect a material impact from the adoption of SFAS No.
146 on its financial statements.

3.     Empire Petroleum Corporation acquisition:

On May 29, 2001 the Company acquired Empire Petroleum Corporation ("Empire"), a private company that owns a 25% interest in the Cheyenne River Prospect, increasing the Company's working interest in the Cheyenne River Wyoming Prospect to 75%. The acquisition of Empire was accomplished by the issuance of 7,492,351 common shares or 30.6% of the total 24,476,925 shares outstanding at the time of acquisition on a fully diluted basis. The Company's shares issued were valued at $0.55 each for this transaction. The results of operations of Empire were included in the Company's financial statements effective May 29, 2001. The acquisition was accounted for using the purchase method of accounting as follows:

      Value of shares issued                   $ 4,120,793
                                               ___________
      Current assets	                           347,762
      Investments                                  206,250
      Current liabilities                         (607,182)
      Deferred taxes                            (1,250,000)
      Petroleum and natural gas properties       5,423,963
                                               ___________
                                               $ 4,120,793
                                               ___________

4.     Debentures payable:

On June 4, 2001 the Company received proceeds from two notes payable in the amount of $116,000 and signed a debenture note payable from an affiliated person for a further $66,000. These notes were unsecured and bear interest at 12% per year, with interest payable monthly. They were due and payable by the corporation on June 4, 2002 including a 3% premium on the principal amounts due.

On August 23, 2001 the Company received proceeds of a long-term note payable in the amount of $30,000. The note was unsecured and bore interest at 1% per month and was convertible, at the note holder's option, into a .5% working interest in the Timber Draw project.

In May 2002, two of the above notes and the accrued interest, together totaling $176,666 were converted to 903,231 shares of Company common stock at a price of $.20 per share. In addition, the Company paid the note holders $3,982 in consulting services for a total consideration of $180,646. The third note was converted to common stock subsequent to December 31, 2002.
See Note 10, Subsequent Events.

In addition, the Company issued 61,284 shares of Company Common Stock as payment for accounts payable of $12,283.

5.     Stock options:

Under a stock option plan adopted in 1995, the Company may grant options for up to 1,600,000 shares of common stock. The compensation committee of the Board of Directors has sole discretion for the granting of the options. Stock options granted under the plan expire ten years from the date of grant plus 30 days. The exercise price of the options is the fair market value on the date of grant.

The following table summarizes information about stock options outstanding at December 31, 2002:

                   Options Outstanding              Options Exercisable
           _________________________________________________________________

                            Weighted
                            Average       Weighted                Weighted
Range of       Number       Remaining     Average    Number       Average
Exercise       Outstanding  Contractual   Exercise   Exercisable  Exercise
Prices         at 12/31/02  Life          Price      at 12/31/02  Price
____________________________________________________________________________
$0.437-$1.375  981,666	    5.47 Years 	$0.89      981,666      $0.89

There were no options granted during the years ended December 31, 2002 and 2001.

6.     Income taxes:

The provision for income taxes differs from the amount obtained by applying the Federal income tax rate of 34% to income before income taxes. The difference relates to the following items:

          Statutory tax rate                         34%
                                                 ___________

          Expected recovery                      $(2,361,000)
          Benefit of losses not recognized         1,111,000
                                                 ___________

          Tax provision (benefit) as reported    $(1,250,000)
                                                 ___________

The components of deferred income taxes at December 31, 2002 are as follows:

          Deferred tax assets:
            Loss carry-forwards                  $   488,000
            Valuation allowance                     (201,000)
                                                 ___________
                                                     287,000

          Deferred tax liabilities:
            Property and equipment                   287,000
                                                 ___________
          Net deferred taxes                     $         -
                                                 ___________

A deferred tax benefit of $1,250,000 results from reversal of the temporary differences between the Company's book and tax bases for property and equipment as a result of the leasehold impairment.

                                     F-11
7.     Related party transactions:

On March 15, 2002, Mr. Whitehead loaned the Company $170,000 in the form of a convertible note. The note accrues interest at the rate of 10% per year, has a one year term and is convertible into Company common shares at $0.21 per share. On February 14, 2003, this note was converted into Common Stock of the Company. Mr. Whitehead also paid $245,181 of operating expenses on behalf of the Company which the Company has recorded in accounts payable in the accompanying balance sheet. See Note 10, Subsequent Events.

8.     Operating lease:

The Company leases office space under operating lease agreements with unrelated parties, which will expire in 2003 and 2006.

The future minimum lease payments under the operating leases are as follows:
                  2003                   $ 52,697
                  2004                     28,421
                  2005                     28,421
                  2006                      9,473
                                         ________
                                         $119,012

Rent expense for the years ended December 31, 2002 and 2001, respectively, was $41,913 and $59,184.

Since December, 2002, the Company has not paid the monthly lease and tax Payments of approximately $4,400 (U.S.) on the Canadian office lease. The Company has been notified that the lease has been terminated without prejudice to the landlord's right to hold the Company liable for future damages related to lost rent.

9.     Property and equipment:

The Company's management determined that an impairment allowance of $6,496,614 was necessary to properly value the Company's oil and gas properties bringing the net book value of the oil and gas properties to $594,915. The basis for the impairment was the determination by the United States Bureau of Land Management ("BLM") that it does not consider the Timber Draw #1-AH well economic. In other words, under the BLM's criteria for economic determination, the well will not pay out the cost incurred to drill and complete the well. The Timber Draw #1-AH was completed as an oil well. However, it continues to be shut-in while being evaluated to assess its production and economic potential. The BLM also advised the Company that since it did not commence another test well prior to August 12, 2002, the Timber Draw Unit had been terminated. Furthermore, a bottom hole pressure survey conducted in April, 2002 indicated a limited reservoir for the well. The value was calculated using an estimated $10 per acre market price for the leases multiplied by the Company's working interest.

The Company's other property and equipment, totaling $20,086 at December 31, 2002, consists entirely of office furniture, fixtures and equipment with accumulated depreciation of $14,977.

10.    Subsequent Events:

On February 14, 2003, the Albert E. Whitehead Living Trust (the "Trust") converted the $170,000 note payable plus interest to 874,071 shares at $0.21 per share. The Trust also received 7,966,244 shares for cancellation of debt
                                  F-12
owed by the Company to the Trust in connection with advances made to the Company by the Trust, using a conversion rate of $0.03 per share. C. A. White Wireline Services also converted $16,854 owed by the Company in connection with well costs related to the Timber Draw #1-AH well. C.A.
White Wireline Services received 561,797 shares at a conversion price of $0.03 per share. This exchange proposal was made to all creditors.




















































                                  F-13


EXHIBIT 99.1



                    CERTIFICATION PURSUANT TO 18 U.S.C. 1350,
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-KSB for the year ended December 31, 2002 (the "Report") of Empire Petroleum Corporation (the "Registrant"), as filed with the Securities and Exchange Commission on the date hereof, I, Albert E. Whitehead, the Chief Executive Officer and the Chief Financial Officer of the Registrant certify, to the best of my knowledge, information and belief, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

                            /s/ Albert E. Whitehead
                           -----------------------------------
                           Name: Albert E. Whitehead
                           Date:    April 15, 2003