Form 10QSB
period 2003-03-31
EMPIRE PETROLEUM CORP
filed 2003-05-21
CIK 887396

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                               Form 10-QSB


(Mark One)

[X] Quarterly Report Pursuant to Section 13 OR 15(d) of the
    Securities Exchange Act of 1934

             For the quarterly period ended March 31, 2003

[ ] Transition Report Under Section 13 or 15(d) of the Exchange Act

For the transition period from _______________to________________

                    Commission file number 001-16653

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

Common Stock, $.001 Par Value - 35,830,190 shares outstanding as of March 31, 2003.

Transitional Small Business Disclosure Format: [ ] Yes [X] No











                      EMPIRE PETROLEUM CORPORATION

                        INDEX TO FORM 10-QSB

Part I. FINANCIAL INFORMATION                               Page(s)

Item 1. Financial Statements

Balance Sheet at March 31, 2003 (Unaudited)                    1
Statements of Operations for the three months
   ended March 31, 2003 and 2002  (Unaudited)                  2
Statements of Cash Flows for the three months ended
   March 31, 2003 and 2002 (Unaudited)                         3
Notes to Financial Statements                                  4

Item 2. Plan of Operation                                      6

Item 3. Controls and Procedures                                8

Part II. OTHER INFORMATION

Item 2. Changes in Securities                                  9

Item 6. Exhibits and Reports on Form 8-K                       9


Signatures                                                    10


































Item 1. FINANCIAL STATEMENTS


                      EMPIRE PETROLEUM CORPORATION

                             BALANCE SHEET


                                                            March 31,

                                                                2003

ASSETS                                                    (Unaudited)

Current assets:
  Cash                                                   $       459
  Accounts receivable                                          2,216
		                                             ___________
Total current assets                                           2,675

Investment in prospects
Property & equipment net of accumulated
  depreciation and depletion                                 408,931
                                                         ___________
Total Assets             	                               411,606
                                                         ___________


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued
    liabilities                                          $   143,532
  Accounts payable to related party                           31,700
  Note payable                                                66,997
                                                         ___________
Total current liabilities                                    242,229
                                                         ___________
Total liabilities                                            242,229
                                                         ___________

Stockholders' equity:
  Common stock at par value                                   35,830
  Additional paid in capital                               8,120,135
  Accumulated deficit                                     (7,986,588)
                                                         ___________
Total stockholders' equity                                   169,377
                                                         ___________

Total Liabilities and Equity                             $   411,606
                                                         ___________


See accompanying notes to financial statements.






                                    -1-
                      EMPIRE PETROLEUM CORPORATION

                        STATEMENTS OF OPERATIONS

                             (Unaudited)




                                       Three Months Ended

                                            March 31,

                                         2003        2002
Revenue:
  Oil and gas sales              $          0  $        0
  Less royalty expense                      0           0
                                 ____________  __________
                                            0           0
                                 ____________  __________

Costs and expenses:
  Production & operating               17,234      73,341
  General & administrative             28,127      52,610
  Depreciation expense                  1,028       1,044
  Leasehold impairment                190,066           0
                                 ____________  __________
                                      236,455     126,995
                                 ____________  __________
  Operating loss                      236,455     126,995
                                 ____________  __________

Other (income) and expense:
  Miscellaneous income                 (2,024)          0
  Interest expense                          0       5,385
                                 ____________  __________

Total other(income) and expense        (2,024)      5,385
                                 ____________  __________

Net loss                         $   (234,431) $ (132,380)
                                 ____________  __________

Net loss per common share        $        .01         .01
                                 ____________  __________

Weighted average number of
  common shares outstanding        26,529,686  24,459,906
                                 ____________  __________


See accompanying notes to financial statements







                                   -2-


                      EMPIRE PETROLEUM CORPORATION

                        STATEMENTS OF CASH FLOWS

                             (UNAUDITED)

                         Three Months Ended

                                              March 31,     March 31,

                                                 2003          2002


Cash flows from operating activities:
  Net loss                                    $(234,431)    $(132,380)

Adjustments to reconcile net loss to
  net cash used in operating activities:
  Depreciation                                    1,028         1,044
  Leasehold impairment                          190,066             0

Cash flow from operations:
(Increase) decrease in assets:
  Accounts receivable                               316        71,817
  Prepaid expenses                                3,920         4,380
Increase (decrease) in liabilities:
  Accounts payable and accrued expenses          34,106       (23,530)
                                               ________      ________
Net cash used in operating activities          (  4,995)      (78,669)
                                               ________      ________

Cash flows from investing activities:
  Additions to property, plant and equipment          0        (6,305)
                                               ________      ________
Net cash used in investing activities                 0        (6,305)
                                               ________      ________

Cash flows from financing activities:
  Proceeds of note payable - related party            0       170,000
                                               ________      ________
Net cash provided by financing activities             0       170,000
                                               ________      ________

Net increase (decrease)in cash                   (4,995)       85,026

Cash - Beginning                                  5,454        38,242
                                               ________      ________
Cash -Ending                                   $    459      $123,268
                                               ________      ________

Non-cash investing and financing activities:
  Common stock issued for accounts payable
     and accrued liabilities                   $278,441      $      0
  Common Stock issued for notes and
     debentures payable                        $220,000      $      0


See accompanying notes to financial statements

                                   -3-
                      EMPIRE PETROLEUM CORPORATION

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            MARCH 31, 2003

                             (UNAUDITED)

1.     BASIS OF PRESENTATION:

The accompanying unaudited financial statements of Empire Petroleum Corporation (Empire, or the Company) have been prepared in accordance with United States generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the Company's financial position, the results of operations, and the cash flows for the interim period are included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

The Company continues to explore and develop its oil and gas interests. The ultimate recoverability of the Company's investment in its oil and gas interests is dependent upon the existence and discovery of economically recoverable oil and gas reserves, confirmation of the Company's interest in the oil and gas interests, the ability of the Company to obtain necessary financing to further develop the interests, and upon the ability to attain future profitable production. The Company has been incurring significant losses in recent years and has a significant working capital deficiency as of March 31, 2003. The Company also recognized an impairment charge of $6,496,614 on its oil and gas property in 2002.

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

On July 20, 2001, the Board of Directors approved the merger of Americomm Resources Corporation with its wholly owned subsidiary Empire Petroleum Corporation and the simultaneous change in the name of the corporation
                                    -4-
to Empire Petroleum Corporation. Both the merger and name change were effective August 16, 2001.

The information contained in this Form 10-QSB should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2002 which are contained in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission (the SEC) on April 16, 2003.

2.    NOTES PAYABLE

On March 15, 2002, the Company borrowed $170,000 from Albert E. Whitehead Living Trust, of which the Company's Chairman of the Board and Chief Executive Officer is Trustee, pursuant to a convertible promissory note due March 15, 2003 earning interest at the rate of 10% per annum, and convertible into shares of the Company's Common Stock at a price of $0.21 per share, which represented the market price of the Company's Common Stock on such date. On February 14, 2003, the Albert E. Whitehead Living Trust converted the principal of the note and accrued interest totaling $183,556 into 874,071 shares of Company common stock at a conversion rate of $0.21 per share.

In December 2001, the Company executed a note with Weatherford
U.S., L.P. to satisfy an outstanding indebtedness for service in the drilling of the Timber Draw #1-AH well. The principal amount of this note is $108,334 with interest payments at 10% per annum commencing on May 27, 2001, until all interest and principal amounts are paid in full. Timely payments were made in accordance with the terms of this note through March 2002. In April 2002, the "payee" of this note agreed to a revised payment schedule extending final payment of $66,997 from April 10, 2002, until June 10, 2002. In connection with this payment schedule, an initial payment of $10,000 was made in April 2002, however, since that time, no further payments have been made.

In addition, on March 17, 2003, the Company issued 10,496,213 shares of Company common stock as payment for accounts payable of $314,886.

3.    PROPERTY AND EQUIPMENT:

At December 31, the Company's management determined that an impairment allowance of $6,496,614 was necessary to properly value the Company's oil and gas properties bringing the net book value of the oil and gas properties to $594,915. The basis for the impairment was the determination by the United States Bureau of Land Management ("BLM") that it does not consider the Timber Draw #1-AH well economic. In other words, under the BLM's criteria for Economic determination, the well will not pay out the cost incurred to drill and complete the well. The Timber Draw #1-AH was completed as an oil well. However, it continues to be shut-in while being evaluated to assess its production and economic potential. The BLM also advised the Company that since it did not commence another test well prior to August 12, 2002, the Timber Draw Unit had been terminated. Furthermore, a bottom hole pressure survey conducted in April, 2002 indicated a limited reservoir for the well. The value was calculated using an estimated $10 per acre market price for the leases multiplied by the Company's working interest.

For the three months ended March 31, 2003, the Company recorded an additional leasehold impairment charge of $190,066 as a result of the assignment of the leases on 42,237 acres in the Cheyenne River Project (See Note 5).


                                       -5-
The Company's other property and equipment, totaling $20,086 at March 31, 2003, consists entirely of office furniture, fixtures and equipment with accumulated depreciation of $14,977.

4.    CONTINGENCIES

The Company's former management (Messrs. McGrain and Jacobsen) entered into a lease agreement for office space in Canada. This office was closed after Messrs. McGrain and Jacobsen resigned as officers of the Company.
 However, as of March 31, 2003, the Company was still a party to such lease agreement, which calls for monthly lease and tax payments of approximately $4,400 (U.S.) and expires in 2006. The Company has attempted but has not been able to formally sublease this office space. No lease payment was made through March 2003, and the Company has been notified that the lease has been terminated without prejudice to the landlord's right to hold the Company liable for future damages related to lost rent.

5.    PAYMENT OF LEASE RENTALS

On March 28, 2003, a third party paid approximately $84,485 of the Company's lease rentals on 42,237 acres in the Cheyenne River Project in return for an assignment of such leases. In connection with this transaction, the Company retained an overriding royalty of 1.5% on 33,597 of the acres and a 2% overriding royalty on 8,640 of the acres.

On March 31, 2003, a third party paid approximately $51,693 of the Company's lease rentals on 32,243 acres in the Cheyenne River Project in exchange for an option to drill a test well in order to earn an interest in the farmout block, which option is subject to the third party first completing a seismic survey covering 16 square miles in the Cheyenne River Project.

Item 2. PLAN OF OPERATION

Empire Petroleum Corporation (the "Company") has no income producing oil and gas properties at March 31, 2003. To date, the Company's operations have been primarily financed through sales of its Common Stock and loans from related parties. An oil and gas test well (Timber Draw #1-AH) was drilled in January 2001 on the Cheyenne River Project. The Timber Draw #1-AH well encountered flows of oil and natural gas during the drilling period and was subsequently completed as an oil well as described below. In June of 2001, the Timber Draw #1-AH well was shut-in pending evaluation to assess its production and economic potential as discussed below.

Prior to the Company acquiring Empire Petroleum Corporation, the Company entered into that certain farmout agreement dated November 15, 2000 by and among the Company, Empire Petroleum Corporation and certain other partners (the "Farmout Agreement"). Pursuant to the Farmout Agreement, drilling of the Timber Draw #1-AH well commenced during December of 2000 within the 25,000 acre Timber Draw Federal Drilling Unit included in the Cheyenne River Project. The following parties participated with Empire Petroleum Corporation in the drilling of the Timber Draw #1-AH well at the Following participation levels: Maxy Resources, LLC (25%), Enterra Energy Corp. (formerly Big Horn Resources Ltd.) (15%) and 74305 Alberta Ltd. (10%). The drilling of the Timber Draw #1-AH well was completed at a total measured depth of 10,578 feet, of which the last 2,030 feet were drilled horizontally through the Newcastle "B" formation. The Company encountered flows of oil and gas

                                 -6-
during the horizontal drilling. The Company conducted a series of production methods on its Timber Draw Unit #1-AH well during the period from February 13, 2001 to June 22, 2001. During the test period, the well flowed 8,139 barrels of 44 degree light gravity sweet crude and 29,072,000 cubic feet of natural gas with a BTU content of 1,493 and rich in natural gas liquids. Consulting engineers calculated that the natural gas would yield natural gas liquids of approximately 70 barrels per day based on estimated gas production of 500,000 cubic feet per day. The well was shut-in on June 22, 2001 to conserve the natural gas, which was flared during the test period. A bottom hole pressure survey of the Timber Draw #1-AH well conducted in April of 2002 indicated a limited reservoir for this well. Once the well is placed on production for a prolonged period of time, a more definitive calculation of reserves can be made.

The Bureau of Land Management ("BLM") advised the Company that it does not consider the Timber Draw Unit #1-AH well economic. In other words, under the BLM's criteria for economic determination, the well will not pay out the cost incurred to drill and complete the well. The Company planned on initiating additional drilling during the second half of 2002; however, due to poor financial market conditions, the Company was unable to complete such drilling. The BLM also advised the Company that since it did not commence another test well prior to August 12, 2002, the Timber Draw Unit had been terminated. At March 31, 2003, the Company owns a fifty (50%) percent working interest in the Timber Draw #1-AH well. The Company's working interest is convertible to a seventy-five (75%) percent working interest after its partners recover their drilling and completion costs. The Company reserves an overriding royalty interest of seven (7%) percent proportionally reduced. Beginning in April of 2003, the Company initiated testing of the well for 10 days per month for a three month period by authority of the BLM.

Through the period ended March 31, 2003, the Company has been actively engaged in seeking viable sources of financing to support continued operations and to continue its drilling plan. The Company anticipated drilling additional wells prior to the quarter ended June 30, 2002.
However, due to poor financial market conditions, it has not been able to raise the funds necessary to conduct its drilling program. As a result of such problems, the Company entered into two separate transactions with third parties in March of 2003. The first transaction entered into on May 16, 2003 involved 42,237 acres in the Cheyenne River Project on which another company agreed to pay the lease rentals totaling $84,485 in return for an assignment of the leases. The Company retained an overriding royalty of 1.5% on 33,597 acres and a 2% overriding royalty on approximately 8,640 acres. In the second transaction entered into on March 26, 2003, a third party agreed to pay approximately $51,693 in rental payments on 32,243 acres in the Cheyenne River Project. In exchange for such payment, the Company granted the third party a seismic option, which provides that the third party has 90 days to advise the Company if it elects to carry out a seismic survey covering 16 square miles. If the third party proceeds with the seismic program, the Company will grant the third party an option to drill a test well within the farmout block. The third party would have until April 1, 2004 to drill the test well in order to earn an interest in the farmout block, and the Company would reserve a 26.78% working interest in such test well.

At March 31, 2003, the Company had a working interest in 32,243 acres and an overriding royalty on 42,237 acres. Of the 79,000 acres currently in inventory, approximately 4,520 lease acres will be expiring during the next few months.

                                   -7-
As of March 31, 2003, the Company had $459 of cash on hand. The Company expects that its cash on hand will not be sufficient to fund its operations for any material length of time. During the next twelve months the Company's material commitments include payments to be made and obligations that could arise as further described below. In addition, the Company expects to incur approximately $8,000 per month relating to administrative, office and other expenses.

The Company's former management (Messrs. McGrain and Jacobsen) entered into a lease agreement for office space in Canada. This office was closed after Messrs. McGrain and Jacobsen resigned as officers of the Company. However, as of March 31, 2003, the Company was still a party to such lease agreement, which calls for monthly lease and tax payments of approximately $4,400 (U.S.) and expires in 2006. The Company has attempted, but has not been able, to formally sublease this office space. No lease payment has been made in the three months ended March 31, 2003. In January, 2003, the Company was notified that the lease was terminated without prejudice to the landlord's right to hold the Company liable for future damages related to lost rent.

In Tulsa, Oklahoma, the Company leases office space under an operating lease agreement with an unrelated party which will expire in June 2003. The lease calls for monthly lease payments of $3,893 for the years
2002 and 2003. The Company currently sublets part of its office space on a month-to-month basis for approximately $1,000 per month.

As of March 31, 2003, the Company owes approximately $56,997 plus accrued interest to Weatherford U.S., L.P. for services rendered by Weatherford.

Through the year ended December 31, 2002, the Company financed its operations primarily through advances made to the Company by the Albert E. Whitehead Living Trust, of which the Company's Chairman of the Board and Chief Executive Officer, Mr. Whitehead, is the trustee. The Company believes it is the intention of the Whitehead Trust to continue funding the Company's basic expenses through December 31, 2003, or until such time as the Company secures other sources of financing. However, there can be no assurance the Whitehead Trust will continue to fund such expenses. Management will continue to seek partners to explore its Cheyenne River Project, look for merger opportunities and consider public or private financings.

The Company employs one secretary in its Tulsa office and does not at this time expect any significant change in the number of its employees during the next twelve months. If the Company is successful in raising additional capital, it will employ part-time or temporary persons and consultants in situations where special expertise is required.
Mr. Whitehead serves as an executive officer of the Company without compensation.

Material Risks

The Company has incurred significant losses from operations and there is no assurance that it will achieve profitability or obtain funds necessary to finance continued operations. For other material risks, see the Company's form 10-KSB for the period ended December 31, 2002, which was filed April 16, 2003.


                                     -8-

Item 3.  CONTROLS AND PROCEDURES

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

PART II. OTHER INFORMATION

Item 2. Changes in Securities

During the three-month period ended March 31, 2003, the Company issued the following number of shares of its Common Stock without registering such Common Stock under the Securities Act of 1933 to each of the following parties as consideration for the cancellation of the debt set forth opposite of such parties' names:

                                                        Amount of Debt Owed
           Name                       Number of Shares     By the Company

The Albert E. Whitehead Living Trust      8,840,315        $422,542.21
The Lacy E. Whitehead Living Trust        1,968,172        $ 59,045.15
C. A. White Wireline Services               561,797        $ 16,853,90

Of the 8,840,315 shares issued to the Albert E. Whitehead Living Trust, 874,071 shares were issued on February 14, 2003 in accordance with a convertible promissory note pursuant to which the Trust could convert the outstanding balance under the promissory note into shares of the Company's Common Stock at a conversion rate of $0.21 per share, and the remaining shares were issued on March 17, 2003 in exchange for the cancellation of debt owed by the Company to the Trust in connection with advances made to the Company by the Trust, using a conversion rate of $0.03 per share. The remaining shares described above were also issued on March 17, 2003 using a conversion rate of $0.03.

The Company relied on the exemption set forth in Section 4(2) of the Securities Act of 1933, as amended, in connection with the issuances of the securities set forth above. All parties listed above are sophisticated persons or entities. There was no underwriting in connection with the issuances of these securities and no commissions were paid to any party upon such issuances.

Item 6. Exhibits and Reports on Form 8-K

        a) Exhibits



                                   -9-
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

EMPIRE PETROLEUM CORPORATION



Date: May 21, 2003                       By: /s/ Albert E. Whitehead




Albert E. Whitehead
Chairman/CEO

		            SECTION 302 CERTIFICATION

I, Albert E. Whitehead, Chief Executive Officer and principal financial officer of Empire Petroleum Corporation certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Empire Petroleum Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 11a-14 and 15d-14) for the registrant and I have;

       (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

       (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                                 -10-
       (c) presented in this quarterly report of conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as the Evaluation Date;


5. I have disclosed, based on my recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

       I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 21, 2003                         /s/ Albert E. Whitehead
                                            Albert E. Whitehead,
                                            Chief Executive Officer and
                                              Principal Financial Officer


                                    EXHIBIT INDEX

NO.                DESCRIPTION

99.1 Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EXHIBIT 99.1


                                                            Exhibit 99.1


                        CERTIFICATION PURSUANT TO
                         18 U.S.C. SECTION 1350,
                         AS ADOPTED PURSUANT TO
              SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the quarterly report of Empire Petroleum Corporation (the "Company") on Form 10-QSB for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Albert E. Whitehead, Chief Executive Officer and principal financial officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
                                     -11-
(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Albert E. Whitehead

Albert E. Whitehead
Chief Executive Officer and
principal financial officer


May 21, 2003
















































                                       -12-