Form 10QSB
period 2003-06-30
EMPIRE PETROLEUM CORP
filed 2003-08-11
CIK 887396

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                               Form 10-QSB


(Mark One)

[X] Quarterly Report Pursuant to Section 13 OR 15(d) of the
    Securities Exchange Act of 1934

             For the quarterly period ended June 30, 2003

[ ] Transition Report Under Section 13 or 15(d) of the Exchange Act

For the transition period from _______________to________________

                    Commission file number 001-16653

                      EMPIRE PETROLEUM CORPORATION

   (Exact name of small business issuer as specified in its charter)

          DELAWARE                              73-1238709
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)               Identification No.)


8801 S. Yale, Suite 120, Tulsa, Oklahoma        74137-3575
(Address of principal executive offices)        (Zip Code)

(Issuer's telephone number)                   (918) 488-8068


       15 E. 5th Street, Suite 4000, Tulsa, Oklahoma  74103-4346
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

Common Stock, $.001 Par Value - 37,830,190 shares outstanding as of August 8, 2003.

Transitional Small Business Disclosure Format: [ ] Yes [X] No





                      EMPIRE PETROLEUM CORPORATION

                        INDEX TO FORM 10-QSB

Part I. FINANCIAL INFORMATION                               Page

Item 1. Financial Statements

Balance Sheet at June 30, 2003  (Unaudited)                    1
Statements of Operations for the three months and six months
   ended June 30, 2003 and 2002 (Unaudited)                    2
Statements of Cash Flows for the six months ended
   June 30, 2003 and 2002  (Unaudited)                         3
Notes to Financial Statements                                4-6

Item 2. Plan of Operation                                    6-9

Item 3. Controls and Procedures                                9

Part II. OTHER INFORMATION

Item 2. Changes in Securities                               9-10

Item 6. Exhibits and Reports on Form 8-K                      10


Signatures                                                    10


































Item 1. FINANCIAL STATEMENTS


                      EMPIRE PETROLEUM CORPORATION

                             BALANCE SHEET


                                                             June 30,

                                                                2003

ASSETS                                                    (Unaudited)
                                                         ___________
Current assets:
  Cash                                                   $     3,743
  Accounts receivable                                          2,351
		                                             ___________
Total current assets                                           6,094

Property & equipment net,of accumulated
  depreciation and depletion                                 373,821
                                                         ___________
Total Assets             	                           $   379,915
                                                         ___________


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued
    liabilities                                          $   140,680
  Accounts payable to related party                           66,362
  Note payable                                                66,997
                                                         ___________
Total current liabilities                                    274,039
                                                         ___________
Total liabilities                                            274,039
                                                         ___________

Stockholders' equity:
  Common stock at par value                                   35,830
  Additional paid in capital                               8,145,135
  Accumulated deficit                                     (8,075,089)
                                                         ___________
Total stockholders' equity                                   105,876
                                                         ___________

Total Liabilities and Equity                             $   379,915
                                                         ___________


See accompanying notes to financial statements.






                                    -1-

                      EMPIRE PETROLEUM CORPORATION

                        STATEMENTS OF OPERATIONS

                             (Unaudited)


                                     Three Months Ended        Six Months Ended

                                           June 30,                June 30,
                                      _________________        ________________

                                       2003        2002        2003        2002
                               ____________  __________   _________    ________
Revenue:
  Oil and gas sales            $     32,774  $        0   $  32,774    $      0
  Gross production taxes              1,114           0       1,114           0
                               ____________  __________   __________  __________
                                     33,888           0      33,888           0
                               ____________  __________   __________  __________

Costs and expenses:
  Production & operating             21,882           0      39,117           0
  General & administrative           72,727     125,814     100,854     251,765
  Depreciation expense               30,000       1,054      31,028       2,098
  Leasehold impairment                    0           0     190,066           0
                               ____________  __________   __________  __________
                                    124,609     126,868     361,065     253,863
                               ____________  __________   __________  __________
  Operating loss                    (90,721)   (126,868)   (327,177)   (253,863)
                               ____________  __________   __________  __________

Other (income) and expense:
  Miscellaneous income                  (19)     (1,785)     (2,043)     (1,785)
  Interest expense                        0      14,993           0      20,378
  Gain on sale of assets             (2,201)          0      (2,201)          0
                               ____________  __________   __________  __________

Total other(income) and expense      (2,220)     13,208      (4,244)     18,593
                               ____________  __________   __________  __________

Net loss                       $    (88,501) $ (140,076)  $(322,933)  $(272,456)
                               ____________  __________   __________  __________

Net loss per common share      $        .00  $      .01   $     .01   $     .01
                               ____________  __________   __________  __________

Weighted average number of
  common shares outstanding      35,830,190  24,459,906   31,205,630  24,103,424
                               ____________  __________   __________  __________


See accompanying notes to financial statements







                                   -2-
                      EMPIRE PETROLEUM CORPORATION

                        STATEMENTS OF CASH FLOWS

                             (UNAUDITED)

                           Six Months Ended

                                              June 30,      June 30,
                                                 2003          2002
                                              _________     _________
Cash flows from operating activities:
  Net loss                                    $(322,933)    $(272,456)

Adjustments to reconcile net loss to
  net cash used in operating activities:
  Depreciation                                   31,028         2,098
  Leasehold impairment                          190,066             0
  Gain on sale of assets                         (2,201)            0
  Value of services contributed by employees     25,000             0

 (Increase) decrease in assets:
  Accounts receivable                               182       127,710
  Prepaid expenses                                3,920          (533)
Increase (decrease) in liabilities:
  Accounts payable and accrued expenses          65,916      (152,513)
                                               ________      ________
Net cash used in operating activities            (9,022)     (295,694)
                                               ________      ________
Cash flows from investing activities:
  Proceeds from sale of property and equipment    7,311        70,224
                                               ________      ________
Net cash provided by investing activities         7,311        70,224
                                               ________      ________
Cash flows from financing activities:
  Issuance of common stock                            0           608
  Proceeds of note payable - related party            0       170,000
  Repayment of note payable - related party           0       121,025
  Repayment of debenture payable                      0       (96,000)
                                               ________      ________
Net cash provided by financing activities             0       195,633
                                               ________      ________

Net decrease in cash                             (1,711)      (29,837)

Cash - Beginning                                  5,454        38,242
                                               ________      ________
Cash -Ending                                   $  3,743      $  8,405
                                               ________      ________

Non-cash investing and financing activities:
  Common stock issued for accounts payable
     and accrued liabilities                   $278,441      $      0
  Common Stock issued for notes and
     debentures payable                        $220,000      $      0



See accompanying notes to financial statements

                                  -3-

                      EMPIRE PETROLEUM CORPORATION

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2003

                             (UNAUDITED)

1.     BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES:

The accompanying unaudited financial statements of Empire Petroleum Corporation (Empire, or the Company) have been prepared in accordance with United States generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position, the results of operations, and the cash flows for the interim period are included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

The information contained in this Form 10-QSB should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2002 which are contained in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission (the SEC) on April 16, 2003.

The continuation of the Company is dependent upon the ability of the Company to attain future profitable operations. These financial statements have been prepared on the basis of United States generally accepted accounting principles applicable to a company with continuing operations, which assume that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its obligations in the normal course of operations. Management believes the going concern assumption to be appropriate for these financial statements. If the going concern assumption were not appropriate for these financial statements, then adjustments might be necessary to the carrying value of assets and liabilities and reported expenses.

The Company continues to explore and develop its oil and gas interests. The ultimate recoverability of the Company's investment in its oil and gas interests is dependent upon the existence and discovery of economically recoverable oil and gas reserves, confirmation of the Company's interest in the oil and gas interests, the ability of the Company to obtain necessary financing to further develop the interests, and upon the ability to attain future profitable production. The Company has been incurring significant losses in recent years and has a significant working capital deficiency as of June 30, 2003. The Company also recognized an impairment charge of $6,496,614 on its oil and gas property in 2002 and an additional impairment charge of $190,066 in the first quarter of 2003.

Management plans to continue to support the Company financially during the next several months. During the six months ended June 30, 2003, the Company engaged a partner to explore its Cheyenne River Project, and signed an agreement to acquire a 10% interest in a block of acreage


                                    -4-
in the Gabbs Valley Prospect of western Nevada. In order to sustain the Company's operations, on a long term basis the Company intends to continue to look for merger opportunities and consider public or private financings.

Compensation of Officers and Employees

The Company's executive officer serves without pay or other non-equity compensation. The fair value of these services is estimated by management and is recognized as a capital contribution. For the six months ended June 30, 2003, the Company recorded $25,000 as a capital contribution by its executive officer.

New Accounting Standard

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Management does not expect the adoption of SFAS No. 150 to have a significant impact on the Company as the Company has not issued any financial instruments falling within the scope of SFAS
No. 150.

2.    NOTES PAYABLE

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

3.    PROPERTY AND EQUIPMENT:

At December 31, 2002, the Company's management determined that an impairment allowance of $6,496,614 was necessary to properly value the Company's oil and gas properties bringing the net book value of the oil and gas properties to $594,915. The basis for the impairment was the determination by the United States Bureau of Land Management ("BLM") that it does not consider the Timber Draw #1-AH well economic. In other words, under the BLM's criteria for economic determination, the well will not pay out the cost incurred to drill and complete the well. The Timber Draw #1-AH was completed as an oil well. The BLM also advised the Company that since it did not commence another test well prior to August 12, 2002, the Timber Draw Unit had been terminated. Furthermore, a bottom hole pressure survey conducted in April 2002 indicated

                                       -5-
a limited reservoir for the well. The value was calculated using an estimated $10 per acre market price for the leases multiplied by the Company's working interest.

For the three months ended March 31, 2003, the Company recorded an additional leasehold impairment charge of $190,066 as a result of the assignment of the leases on 42,237 acres in the Cheyenne River Project (See Note 5).

4.    CONTINGENCIES

The Company's former management (Messrs. McGrain and Jacobsen) entered into a lease agreement for office space in Canada. This office was closed after Messrs. McGrain and Jacobsen resigned as officers of the Company. However, as of June 30, 2003, the Company was still a party to such lease agreement, which calls for monthly lease and tax payments of approximately $4,400 (U.S.) and expires in 2006. The Company has attempted but has not been able to formally sublease this office space. No lease payment was made through June 2003, and the Company has been notified that the lease has been terminated without prejudice to the landlord's right to hold the Company liable for future damages related to lost rent.

5.    PAYMENT OF LEASE RENTALS

On March 28, 2003, a third party paid approximately $84,485 of the Company's lease rentals on 42,237 acres in the Cheyenne River Project in return for an assignment of such leases. In connection with this transaction, the Company retained an overriding royalty of 1.5% on 33,597 of the acres and a 2% overriding royalty on 8,640 of the acres.

On March 31, 2003, a third party paid approximately $51,693 of the Company's lease rentals on 32,243 acres in the Cheyenne River Project in exchange for an option to drill a test well in order to earn an interest in the farmout block, which option is subject to the third party first completing a seismic survey covering 16 square miles in the Cheyenne River Project. This survey is underway and is expected to be completed in August of 2003. The Company anticipates that processing and interpreting the data from such survey will take approximately two months.

6.     STOCK OPTIONS

On May 9, 2003, the Board granted 150,000 options to a director and 50,000 options to an employee of the Company under the 1995 Stock Option Plan. The exercise price is $.10 per share. As the exercise price exceeded the closing price of the Company's Common Stock on the date of grant, no compensation cost was recorded.

7.     SUBSEQUENT EVENT

In July 2003, the Company issued 2,000,000 shares of its Common Stock to O.F. Duffield in exchange for a 10% interest in the Gabbs Valley Prospect Pursuant to an agreement entered into on May 8, 2003.

Item 2. PLAN OF OPERATION

The Company has no continuous income producing oil and gas properties at June 30, 2003. To date, the Company's operations have been primarily financed through sales of its Common Stock and loans from related parties. The Company's limited revenues have been generated by its Timber Draw #1-AH well, which is further described below.

                                 -6-
From 1998 to 1999, the Company entered into leases covering an aggregate of approximately 102,000 acres located primarily in Niobrara County, Wyoming (the "Cheyenne River Project"). Prior to the Company acquiring Empire Petroleum Corporation, the Company entered into that certain farmout agreement dated November 15, 2000 by and among the Company, Empire Petroleum Corporation and certain other partners (the "Farmout Agreement"). Pursuant to the Farmout Agreement, drilling of the Timber Draw #1-AH well commenced during December of 2000 within the 25,000 acre
Timber Draw Federal Drilling Unit included in the Cheyenne River
Project. The following parties participated with Empire Petroleum Corporation in the drilling of the Timber Draw #1-AH well at the following participation levels: Maxy Resources, LLC (25%), Enterra
Energy Corp. (formerly Big Horn Resources Ltd.) (15%) and 74305
Alberta Ltd. (10%). The drilling of the Timber Draw #1-AH well was completed at a total measured depth of 10,578 feet, of which the last 2,030 feet were drilled horizontally through the Newcastle
"B" formation. The Company encountered flows of oil and gas during the horizontal drilling. The Company conducted a series of production methods on its Timber Draw Unit #1-AH well during the period from February 13, 2001 to June 22, 2001. During the test period, the well flowed 8,139 barrels of 44 degree light gravity sweet crude and 29,072,000 cubic feet of natural gas with a BTU content of 1,493 and rich in natural gas liquids. Consulting engineers calculated that the natural gas would yield natural gas liquids of approximately 70 barrels per day based on estimated gas production of 500,000 cubic feet per day. The well was shut-in on June 22, 2001 to conserve the natural gas, which was flared during the test period. A bottom hole pressure survey of the Timber Draw
#1-AH well conducted in April of 2002 indicated a limited reservoir for this well. Once the well is placed on production for a prolonged period of time, a more definitive calculation of reserves can be made.

The Bureau of Land Management ("BLM") advised the Company that it does not consider the Timber Draw Unit #1-AH well economic. In other words, under the BLM's criteria for economic determination, the well will not pay out the cost incurred to drill and complete the well. The Company planned on initiating additional drilling during the second half of 2002; however, due to poor financial market conditions, the Company was unable to raise the funds necessary to complete such drilling. The BLM also advised the Company that since it did not commence another test well prior to August 12, 2002, the Timber Draw Unit had been terminated. At June 30, 2003, the Company owns a fifty (50%) percent working interest in the Timber Draw #1-AH well. The Company's working interest is convertible to a seventy-five (75%) percent working interest after its partners recover their drilling and completion costs. The Company reserves an overriding royalty interest of seven (7%) percent proportionally reduced. Beginning in April of 2003, the Company initiated testing of the well for 10 days per month for a three month period by authority of the BLM. During a initial seven day test period in April the well produced 1,335 barrels of oil, in June it produced 1,421 barrels over a ten day test period, in July it produced 1,321 barrels of oil in a ten day test period.

Through the period ended June 30, 2003, the Company has been actively engaged in seeking viable sources of financing to support continued operations and to continue its drilling plan. The Company anticipated drilling additional wells prior to the quarter ended June 30, 2002. However, due to poor financial market conditions, it has not been able to raise the funds necessary to conduct its drilling program. As a result of such problems, the Company entered into two separate transactions with

                                 -7-
third parties in March of 2003. The first transaction entered into on March 19, 2003 involved 42,237 acres in the Cheyenne River Project on which another company agreed to pay the lease rentals totaling $84,485 in return for an assignment of the leases. The Company retained an overriding royalty of 1.5% on 33,597 acres and a 2% overriding royalty on approximately 8,640 acres. In the second transaction entered into on March 26, 2003, a third party agreed to pay approximately $51,693 in rental payments on 32,243 acres in the Cheyenne River Project. In exchange for such payment, the Company granted the third party a seismic option, which provides that the third party has 90 days to advise the Company if it elects to carry out a seismic survey covering 16 square miles. As of June 30, 2003, the third party was proceeding with the seismic program and the Company has granted the third party an option to drill a test well within the farmout block. The third party will have until April 1, 2004 to drill the test well in order to earn an interest in the farmout block, and the Company would reserve a 26.78% working interest in such test well and prospect acreage.

On May 8, 2003, the Company entered into an agreement with O.F. Duffield
(the "Duffield Agreement") to acquire a ten percent (10%) interest in a block of acreage in the Gabbs Valley Prospect by agreeing to issue
2,000,000 shares of the Company's Common Stock to Mr. Duffield for such 10% interest. This block of acreage in the Gabbs Valley Prospect consists of federal leases covering approximately 45,000 acres in Nye and Mineral Counties, Nevada in which Mr. Duffield has a 100% working interest. Pursuant to the Duffield Agreement, the Company is also entitled to acquire up to a 10% interest in a block of 26,080 acres also located in the Gabbs Valley Prospect should Duffield acquire an interest in this block. At June 30, 2003, the Company had a working interest in 32,243 acres and an overriding royalty on 42,237 acres in the Cheyenne River Project.

As of June 30, 2003, the Company had $3,743 of cash on hand. The Company expects that its cash on hand will not be sufficient to fund its operations for any material length of time. During the next twelve months, the Company's material commitments include payments to be made and obligations that could arise as further described below. In addition, the Company expects to incur costs of approximately $10,000 per month relating to administrative, office and other expenses.

The Company's former management (Messrs. McGrain and Jacobsen) entered into a lease agreement for office space in Canada. This office was closed after Messrs. McGrain and Jacobsen resigned as officers of the Company. However, as of June 30, 2003, the Company was still a party to such lease agreement, which calls for monthly lease and tax payments of approximately $4,400 (U.S.) and expires in 2006. The Company has attempted, but has not been able, to formally sublease this office space. No lease payment has been made in the six months ended June 30, 2003. In January, 2003, the Company was notified that the lease was terminated without prejudice to the landlord's right to hold the Company liable for future damages related to lost rent.

In Tulsa, Oklahoma, the Company leases office space under a sub-lease agreement with an unrelated party which will expire in December 2004. The lease calls for monthly lease payments of $1,009 for the years 2003 and 2004.

As of June 30, 2003, the Company owes approximately $56,997 plus accrued interest to Weatherford U.S., L.P. for services rendered by Weatherford.

Through the year ended December 31, 2002, the Company financed its operations primarily through advances made to the Company by the Albert E. Whitehead Living Trust, of which the Company's Chairman of the Board and Chief Executive Officer, Mr. Whitehead, is the trustee. The Company believes it is the intention of the Whitehead Trust to continue funding the Company's basic expenses through December 31, 2003, or until such time as the Company secures other sources of financing. However, there can be no assurance the Whitehead Trust will continue to fund such expenses. In order to sustain the Company's operations on a long term basis, management intends to continue to look for merger opportunities and consider public or private financings.

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

Item 3.  CONTROLS AND PROCEDURES

(a)   Within 90 days prior to the date of this report, the Company's Chief

Executive Officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the Chief Executive Officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

(b) Subsequent to the date of this evaluation, there have been no changes in the Company's internal controls or in other factors that could significantly affect these controls, and no discoveries of any significant deficiencies or material weaknesses in such controls that would require the Company to take corrective actions.

PART II. OTHER INFORMATION

Item 2. Changes in Securities

On May 8, 2003, the Company entered into an agreement to acquire a ten (10%) percent interest in the Gabbs Valley Prospect by agreeing to issue 2,000,000 shares of the Company's Common Stock to O.F. Duffield as consideration for such 10% interest (as of June 30, 2003 the shares had not been issued). The details of this transaction are more fully described in Part I, Item 2 of this Form 10-QSB.

The Company relied on the exemption set forth in Section 4(2) of the Securities Act of 1933, as amended, in connection with the issuance of the securities set forth above. Mr. Duffield is a sophisticated person and there was no underwriting in connection with the issuance of these securities and no commissions were paid to any party upon such issuances.

Item 6. Exhibits and Reports on Form 8-K

        a) Exhibits

           31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

           32.1 	Certification Pursuant to 18 U.S.C. Section 1350
                  as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


                      EMPIRE PETROLEUM CORPORATION

                             SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMPIRE PETROLEUM CORPORATION



Date: August 11, 2003                   By: /s/ Albert E. Whitehead
                                                ___________________
                                                Albert E. Whitehead
                                                Chairman/CEO

                                                             Exhibit 31.1

		            SECTION 302 CERTIFICATION

I, Albert E. Whitehead, Chief Executive Officer and principal financial officer of Empire Petroleum Corporation certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Empire Petroleum Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and I have;

       (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

       (b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the controls and procedures, as of the end of the period covered by this report based on such evaluation; and

       (c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or reasonably likely to materially affect, the registrant's internal control over financial reporting.

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors or persons performing the equivalent function):

       (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

       (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

August 11, 2003                        /s/ Albert E. Whitehead
                                       Albert E. Whitehead,
                                       Chief Executive Officer and
                                         Principal Financial Officer


                                    EXHIBIT INDEX

NO.                DESCRIPTION

32.1 Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EXHIBIT 32.1


                                                            Exhibit 32.1


                        CERTIFICATION PURSUANT TO
                         18 U.S.C. SECTION 1350,
                         AS ADOPTED PURSUANT TO
              SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the quarterly report of Empire Petroleum Corporation (the "Company") on Form 10-QSB for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Albert E. Whitehead, Chief Executive Officer and principal financial officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Albert E. Whitehead

Albert E. Whitehead
Chief Executive Officer and
principal financial officer


August 11, 2003