Form 10QSB/A
period 2003-06-30
EMPIRE PETROLEUM CORP
filed 2003-08-13
CIK 887396

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

4.    CONTINGENCIES

The Company's former management (Messrs. McGrain and Jacobsen) entered into a lease agreement for office space in Canada. This office was closed after Messrs. McGrain and Jacobsen resigned as officers of the Company. The Company attempted but was not able to formally sublease this office space. No lease payment was made through June 2003, and the Company has been notified that the lease has been terminated without prejudice to the landlord's right to hold the Company liable for future damages related to lost rent. This lease agreement calls for monthly lease and tax payments of approximately $4,400 (U.S.) and expires in April of 2006.

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

The Bureau of Land Management ("BLM") advised the Company that it does not consider the Timber Draw Unit #1-AH well economic. In other words, under the BLM's criteria for economic determination, the well will not pay out the cost incurred to drill and complete the well. The Company planned on initiating additional drilling during the second half of 2002; however, due to poor financial market conditions, the Company was unable to raise the funds necessary to complete such drilling. The BLM also advised the Company that since it did not commence another test well prior to August 12, 2002, the Timber Draw Unit had been terminated. At June 30, 2003, the Company owns a fifty (50%) percent working interest in the Timber Draw #1-AH well. The Company's working interest is convertible to a seventy-five (75%) percent working interest after its partners recover their drilling and completion costs. The Company reserves an overriding royalty interest of seven (7%) percent proportionally reduced. Beginning in April of 2003, the Company initiated testing of the well for 10 days per month for a three month period by authority of the BLM. During a initial seven day test period in April the well produced 1,335 barrels of oil, in June it produced 1,421 barrels over a ten day test period, and in July it produced 1,321 barrels of oil in a ten day test period.

Through the period ended June 30, 2003, the Company has been actively engaged in seeking viable sources of financing to support continued operations and to continue its drilling plan. As stated above, the Company anticipated drilling additional wells prior to the quarter ended
June 30, 2002. However, due to poor financial market conditions, it has not been able to raise the funds necessary to conduct its drilling program. As a result of such problems, the Company entered into two separate transactions with

                                 -7-
third parties in 2003. The first transaction entered into on March 19, 2003 involved 42,237 acres in the Cheyenne River Project on which another company agreed to pay the lease rentals totaling $84,485 in return for an assignment of the leases. The Company retained an overriding royalty of 1.5% on 33,597 acres and a 2% overriding royalty on approximately 8,640 acres. In the second transaction entered into on March 26, 2003, a third party agreed to pay approximately $51,693 in rental payments on 32,243 acres in the Cheyenne River Project. In exchange for such payment, the Company granted the third party a seismic option, under which the third party had 90 days to advise the Company if it elected to carry out a seismic survey covering 16 square miles. As of June 30, 2003, the third party was proceeding with the seismic program and the Company has granted the third party an option to drill a test well within the farmout block. The third party will have until April 1, 2004 to drill the test well in order to earn an interest in the farmout block, and the Company would reserve a 26.78% working interest in such test well and prospect acreage.

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

The Company's former management (Messrs. McGrain and Jacobsen) entered into a lease agreement for office space in Canada. This office was closed after Messrs. McGrain and Jacobsen resigned as officers of the Company. The Company has attempted, but has not been able, to formally sublease this office space. No lease payment has been made in the six months ended June 30, 2003. In January, 2003, the Company was notified that the lease was terminated without prejudice to the landlord's right to hold the Company liable for future damages related to lost rent. This lease agreement calls for monthly lease and tax payments of approximately $4,400 (U.S.) and expires in April of 2006.

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

Item 3.  CONTROLS AND PROCEDURES

Based on his evaluation, the Company's Chief Executive Officer (and principal financial officer) has concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report on Form 10-QSB are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

During the period covered by this report on Form 10-QSB, there have been no changes in the Company's internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

Item 6. Exhibits and Reports on Form 8-K

        a) Exhibits

           31.1 Certification of Chief Executive Officer (and principal financial officer) pursuant to Rule 13a-14(a)

           32.1 	Certification pursuant to Rule 13a - 14(b) and
                  Section 906 of the Sarbanes-
                  Oxley Act of 2002


                      EMPIRE PETROLEUM CORPORATION

                             SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMPIRE PETROLEUM CORPORATION



Date: August 13, 2003                   By: /s/ Albert E. Whitehead
                                                ___________________
                                                Albert E. Whitehead
                                                Chairman/CEO

                                    EXHIBIT INDEX

NO.                DESCRIPTION

31.1 Certification of Chief Executive Officer (and principal financial officer) pursuant to Rule 13a-14(a)

32.1              Certification pursuant to Rule 13a - 14(b) and
                  Section 906 of the Sarbanes-Oxley Act of 2002


EXHIBIT 31.1
                                                             Exhibit 31.1

		                  CERTIFICATION

I, Albert E. Whitehead, Chief Executive Officer and principal financial officer of Empire Petroleum Corporation, certify that:

1.     I have reviewed this report on Form 10-QSB of Empire Petroleum
Corporation;

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have;

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

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit

                                       -11-
committee of registrant's board of directors (or persons performing the equivalent functions):

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


August 13, 2003                        /s/ Albert E. Whitehead
                                       Albert E. Whitehead,
                                       Chief Executive Officer and
                                         Principal Financial Officer



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


August 13, 2003







                                       -12-