Form 10QSB
period 2003-09-30
EMPIRE PETROLEUM CORP
filed 2003-11-13
CIK 887396

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                               Form 10-QSB



(Mark One)

[X] Quarterly Report Pursuant to Section 13 OR 15(d) of the
    Securities Exchange Act of 1934

             For the quarterly period ended September 30, 2003

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

Common Stock, $.001 Par Value - 37,830,190 shares outstanding as of September 30, 2003.

Transitional Small Business Disclosure Format: [ ] Yes [X] No




                      EMPIRE PETROLEUM CORPORATION

                        INDEX TO FORM 10-QSB

Part I. FINANCIAL INFORMATION                               Page

Item 1. Financial Statements

Balance Sheet at September 30, 2003  (Unaudited)               1
Statements of Operations for the three months and nine months
   ended September 30, 2003 and 2002 (Unaudited)               2
Statements of Cash Flows for the nine months ended
   September 30, 2003 and 2002  (Unaudited)                    3
Notes to Financial Statements                                4-7

Item 2. Plan of Operation                                    7-9

Item 3. Controls and Procedures                             9-10

Part II. OTHER INFORMATION

Item 2. Changes in Securities                                 10

Item 6. Exhibits and Reports on Form 8-K                      10


Signatures                                                    10


































Item 1. FINANCIAL STATEMENTS


                      EMPIRE PETROLEUM CORPORATION

                             BALANCE SHEET


                                                        September 30,

                                                                2003

ASSETS                                                    (Unaudited)
                                                         ___________
Current assets:
  Cash                                                   $     1,999
  Accounts receivable                                          3,050
		                                             ___________
Total current assets                                           5,049

Property & equipment net,of accumulated
  depreciation and depletion                                 508,821
                                                         ___________
Total Assets             	                           $   513,870
                                                         ___________


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued
    liabilities                                          $   217,346
  Accounts payable to related party                           68,881
  Note payable                                                66,997
                                                         ___________
Total current liabilities                                    353,224
                                                         ___________
Total liabilities                                            353,224
                                                         ___________

Stockholders' equity:
  Common stock at par value                                   36,030
  Additional paid in capital                               8,357,435
  Accumulated deficit                                     (8,232,819)
                                                         ___________
Total stockholders' equity                                   160,646
                                                         ___________

Total Liabilities and Equity                             $   513,870
                                                         ___________


See accompanying notes to financial statements.







                                    -1-
                      EMPIRE PETROLEUM CORPORATION

                        STATEMENTS OF OPERATIONS

                             (Unaudited)


                                  Three Months Ended        Nine Months Ended

                                    September 30,             September 30,
                               ________________________   _____________________

                                       2003        2002        2003        2002
                               ____________  __________   _________    ________
Revenue:
  Oil and gas sales            $     74,149  $        0   $ 108,037    $      0
                               ____________  __________   __________  __________
                                     74,149           0     108,037           0
                               ____________  __________   __________  __________

Costs and expenses:
  Production & operating             44,186       5,178      85,235     146,682
  General & administrative          120,845      36,425     221,699     158,948
  Depreciation expense               65,000       1,045      96,028       3,143
  Leasehold impairment                    0           0     190,066           0
                               ____________  __________   __________  __________
                                    230,031      42,648     593,028     308,773
                               ____________  __________   __________  __________
  Operating loss                   (155,882)    (42,648)   (484,991)   (308,773)
                               ____________  __________   __________  __________

Other (income) and expense:
  Miscellaneous income                  (84)        (34)     (2,128)     (1,819)
  Interest expense                        0      33,730           0      41,847
  Gain on sale of assets                  0           0      (2,201)          0
                               ____________  __________   __________  __________

Total other(income) and expense         (84)     33,696      (4,329)     40,028
                               ____________  __________   __________  __________

Net loss                       $   (155,798) $  (76,344)  $(480,662)  $(348,801)
                               ____________  __________   __________  __________

Net loss per common share      $        .00  $      .00   $     .00   $     .00
                               ____________  __________   __________  __________

Weighted average number of
  common shares outstanding      37,541,301  24,459,906   33,328,192  24,459,906
                               ____________  __________   __________  __________


See accompanying notes to financial statements








                                   -2-
                      EMPIRE PETROLEUM CORPORATION

                        STATEMENTS OF CASH FLOWS

                             (UNAUDITED)

                           Nine Months Ended

                                           September 30, September 30,
                                                   2003          2002
                                              _________     _________
Cash flows from operating activities:
  Net loss                                    $(480,662)    $(348,801)

Adjustments to reconcile net loss to
  net cash used in operating activities:
  Depreciation                                   96,028         3,143
  Leasehold impairment                          190,066             0
  Gain on sale of assets                         (2,201)            0
  Value of services contributed by employees     37,500             0

 (Increase) decrease in assets:
  Accounts receivable                              (517)      127,470
  Prepaid expenses                                3,920         4,363
Increase (decrease) in liabilities:
  Accounts payable and accrued expenses         145,100      ( 62,866)
                                               ________      ________
Net cash used in operating activities           (10,766)     (276,691)
                                               ________      ________
Cash flows from investing activities:
  Proceeds from sale of property, plant
    and equipment                                 7,311        70,224
                                               ________      ________
Net cash provided by investing activities         7,311        70,224
                                               ________      ________
Cash flows from financing activities:

  Proceeds of note payable - related party            0       170,000


                                               ________      ________
Net cash provided by financing activities             0       170,000
                                               ________      ________

Net decrease in cash                             (3,455)      (36,467)

Cash - Beginning                                  5,454        38,242
                                               ________      ________
Cash -Ending                                   $  1,999      $  1,775
                                               ________      ________

Non-cash investing and financing activities:
  Common stock issued for accounts payable
     and accrued liabilities                   $278,441      $ 30,929
  Common Stock issued for notes and
     debentures payable                        $220,000      $162,000
  Common Stock issued for leasehold interest   $200,000      $      0

See accompanying notes to financial statements

                                  -3-
                        EMPIRE PETROLEUM CORPORATION

                       NOTES TO FINANCIAL STATEMENTS

                            SEPTEMBER 30, 2003

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

The Company continues to explore and develop its oil and gas interests. The ultimate recoverability of the Company's investment in its oil and gas interests is dependent upon the existence and discovery of economically recoverable oil and gas reserves, confirmation of the Company's interest in the oil and gas interests, the ability of the Company to obtain necessary financing to further develop the interests, and upon the ability to attain future profitable production. The Company has been incurring significant losses in recent years and has a significant working capital deficiency as of September 30, 2003. The Company also recognized an impairment charge of $6,496,614 on its oil and gas property in 2002 and an additional impairment charge of $190,066 in the first quarter of 2003.

Management plans to continue to support the Company financially during the next several months. During the nine months ended September 30, 2003, the Company engaged a partner to explore its Cheyenne River Project, and signed an agreement to acquire a 10% interest in a block of acreage



                                    -4-
in the Gabbs Valley Prospect of western Nevada. In order to sustain the Company's operations, on a long term basis the Company intends to continue to look for merger opportunities and consider public or private financings.

Compensation of Officers and Employees

The Company's executive officer serves without pay or other non-equity compensation. The fair value of these services is estimated by management and is recognized as a capital contribution. For the nine months ended September 30, 2003, the Company recorded $37,500 as a capital contribution by its executive officer.

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

In addition, on March 17, 2003, the Company issued 2,842,243 shares of Company common stock as payment for notes payable to related parties of $220,000 plus accrued interest of $22,601. Also, on March 17, 2003, the Company issued 7,653,970 shares of Company common stock as payment for accounts payable totaling $255,840. Of this amount, $238,986 was payable to the Company's executive officer.

3.    PROPERTY AND EQUIPMENT:

At December 31, 2002, the Company's management determined that an impairment allowance of $6,496,614 was necessary to properly value the Company's oil and gas properties bringing the net book value of the oil and gas properties to $594,915. The basis for the impairment was the determination by the United States Bureau of Land Management ("BLM") that it does not consider the Timber Draw #1-AH well economic. In other words, under the BLM's criteria for economic determination, the well will not pay out the cost incurred to drill

                                       -5-
and complete the well. The BLM also advised the Company that since it did not commence another test well prior to August 12, 2002, the Timber Draw Unit had been terminated. Furthermore, a bottom hole pressure survey conducted in April 2002 indicated a limited reservoir for the well. The value was calculated using an estimated $10 per acre market price for the leases multiplied by the Company's working interest.

For the three months ended March 31, 2003, the Company recorded an additional leasehold impairment charge of $190,066 as a result of the assignment of the leases on 42,237 acres in the Cheyenne River Project (See Note 5).

On May 8, 2003, the Company entered into an agreement with O.F. Duffield (the "Duffield Agreement") to acquire a ten percent (10%) interest in a block of acreage in the Gabbs Valley Prospect by agreeing to issue 2,000,000 shares of the Company's Common Stock to Mr. Duffield for such 10% interest. The shares were issued in July 2003. This block of acreage in the Gabbs Valley Prospect consists of federal leases covering approximately 45,000 acres in Nye and Mineral Counties, Nevada in which Mr. Duffield has a 100% working interest. Pursuant to the Duffield Agreement, the Company is also entitled to acquire up to a 10% interest in a block of 26,080 acres also located in the Gabbs Valley Prospect should Duffield acquire an interest in this block. The shares were valued at $.10 per share based on the closing price of the Company's common stock on the date of issuance.

4.    CONTINGENCIES

The Company's former management (Messrs. McGrain and Jacobsen) entered into a lease agreement for office space in Canada. This office was closed after Messrs. McGrain and Jacobsen resigned as officers of the Company. The Company attempted but was not able to formally sublease this office space. No lease payment was made through June 2003, and the Company has been notified that the lease has been terminated without prejudice to the landlord's right to hold the Company liable for future damages related to lost rent. This lease agreement calls for monthly lease and tax payments of approximately $4,400 (U.S.) and expires in April of 2006. The Company has recorded a liability of $79,200 in the September 30, 2003, financial statements for payments due under the lease.

5.    PAYMENT OF LEASE RENTALS

On March 28, 2003, a third party paid approximately $84,485 of the Company's lease rentals on 42,237 acres in the Cheyenne River Project in return for an assignment of such leases. In connection with this transaction, the Company retained an overriding royalty of 1.5% on 33,597 of the acres and a 2% overriding royalty on 8,640 of the acres.

On March 31, 2003, a third party paid approximately $51,693 of the Company's lease rentals on 32,243 acres in the Cheyenne River Project in exchange for an option to drill a test well in order to earn an interest in the farmout block, which option is subject to the third party first completing a seismic survey covering 16 square miles in the Cheyenne River Project.
This survey was completed in September of 2003. The processing and interpreting of the data from such survey was completed September 30, 2003, and earned the third party a 25% interest in the #1-AH well and prospect acreage. This third party has advised Empire it elects to drill a test well and that a new Federal Drilling Unit will be needed in order to test (utilize) the seismic properly. Empire has taken steps to form the new unit, and it should be formed by mid January 2004 with drilling operations commenced shortly thereafter.

                                   -6-
6.     STOCK OPTIONS

On May 9, 2003, the Board granted 150,000 options to a director and 50,000 options to an employee of the Company under the 1995 Stock Option Plan. The exercise price is $.10 per share. As the exercise price exceeded the closing price of the Company's Common Stock on the date of grant, no compensation cost was recorded.

Item 2. PLAN OF OPERATION

The Company has no material income producing oil and gas properties at September 30, 2003. To date, the Company's operations have been primarily financed through sales of its Common Stock and loans from related parties. The Company's limited revenues have been generated by its Timber Draw #1-AH well, which is further described below.

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

The Bureau of Land Management ("BLM") advised the Company that it does not consider the Timber Draw Unit #1-AH well economic. In other words, under the BLM's criteria for economic determination, the well will not pay out the cost incurred to drill and complete the well. The Company planned on initiating additional drilling during the second half of 2002; however, due to poor financial market conditions, the Company was unable to raise the funds necessary to complete such drilling. The BLM also advised the Company that since it did not commence another test well prior to August 12, 2002, the Timber Draw Unit had been terminated. At September 30, 2003, the Company owned a thirty three and one third (33.33%) percent working interest

                                -7-
in the Timber Draw #1-AH well. The Company also reserves an overriding royalty interest of three and one-quarter (3.25%). Beginning in April of 2003, the Company initiated testing of the well for 10 days per month for a three month period by authority of the BLM. During a initial seven day test period in April the well produced 1,335 barrels of oil, in June it produced 1,421 barrels over a ten day test period, and in July it produced 1,321 barrels of oil in a ten day test period. In August, the well produced 1,029 barrels in a ten day test period.

Through the period ended September 30, 2003, the Company has been actively engaged in seeking viable sources of financing to support continued operations and to continue its drilling plan. As stated above, the Company anticipated drilling additional wells prior to the quarter ended
June 30, 2002. However, due to poor financial market conditions, it has not been able to raise the funds necessary to conduct its drilling program. As a result of such problems, the Company entered into two separate transactions with third parties in 2003. The first transaction entered into on March 19, 2003 involved 42,237 acres in the Cheyenne River Project on which another company agreed to pay the lease rentals totaling $84,485 in return for an assignment of the leases. The Company retained an overriding royalty of 1.5% on 33,597 acres and a 2% overriding royalty on approximately 8,640 acres. The third party paid the lease rentals on March 28, 2003. In the second transaction entered into on March 26, 2003, a third party agreed to pay approximately $51,693 in rental payments on 32,243 acres in the Cheyenne River Project. In exchange for such payment, the Company granted the third party a seismic option, under which the third party had 90 days to advise the Company if it elected to carry out a seismic survey covering 16 square miles. The survey was completed in September 2003 along with the processing and interpretation of the survey data, and the third party has agreed to drill a test well within the farmout block. The third party will have until April 1, 2004, to drill the test well in order to earn an interest in the farmout block. As of September 30, 2003, the third party advised the Company that it will begin drilling a new test well in early 2004.
After the completion of the test well by the third party, the Company will retain a 26.78% working interest in such test well and prospect acreage and a 17.5% working interest in the #1-AH well plus a 3.25% overriding royalty in the #1-AH well. At September 30, 2003, the Company had a working interest in 32,243 acres and an overriding royalty on 42,237 acres in the Cheyenne River Project.

On May 8, 2003, the Company entered into an agreement with O.F. Duffield (the "Duffield Agreement") to acquire a ten percent (10%) interest in a block of acreage in the Gabbs Valley Prospect by agreeing to issue 2,000,000 shares of the Company's Common Stock to Mr. Duffield for such 10% interest. The shares were issued in July 2003. This block of acreage in the Gabbs Valley Prospect consists of federal leases covering approximately 45,000 acres in Nye and Mineral Counties, Nevada in which Mr. Duffield has a 100% working interest. Pursuant to the Duffield Agreement, the Company is also entitled to acquire up to a 10% interest in a block of 26,080 acres also located in the Gabbs Valley Prospect should Duffield acquire an interest in this block. The shares were valued at $.10 per share based on the closing price of the Company's common stock on the date of issuance.

As of September 30, 2003, the Company had $1,999 of cash on hand. The Company expects that its cash on hand will not be sufficient to fund its operations for any material length of time. During the next twelve months, the Company's material commitments include payments to be made and obligations that could arise as further described below. In addition, the Company expects to incur costs of approximately $10,000 per month relating to administrative, office and other expenses.
                                   -8-
The Company's former management (Messrs. McGrain and Jacobsen) entered into a lease agreement for office space in Canada. This office was closed after Messrs. McGrain and Jacobsen resigned as officers of the Company. The Company has attempted, but has not been able, to formally sublease this office space. No lease payment has been made in the nine months ended September 30, 2003. In January 2003, the Company was notified that the lease was terminated without prejudice to the landlord's right to hold the Company liable for future damages related to lost rent. This lease agreement calls for monthly lease and tax payments of approximately $4,400 (U.S.) and expires in April of 2006. The Company has recorded a liability of $79,200 in the financial statements relating to the lease for the nine months ended September 30, 2003.

In Tulsa, Oklahoma, the Company leases office space under a sub-lease agreement with an unrelated party which will expire in December 2004. The lease calls for monthly lease payments of $1,009 for the years 2003 and 2004.

As of September 30, 2003, the Company owes approximately $66,997 plus accrued interest to Weatherford U.S., L.P. for services rendered by Weatherford.

Through the year ended December 31, 2002, the Company financed its operations primarily through advances made to the Company by the Albert E. Whitehead Living Trust, of which the Company's Chairman of the Board and Chief Executive Officer, Mr. Whitehead, is the trustee. The Company believes it is the intention of the Whitehead Trust to continue funding the Company's basic expenses through December 31, 2003, or until such time as the Company secures other sources of financing. However, there can be no assurance the Whitehead Trust will continue to fund such expenses. In order to sustain the Company's operations on a long term basis, management intends to continue to look for merger opportunities and consider public or private financings.
For the nine months ended September 30, 2003 the Whitehead Trust has advanced $68,881 to the Company.

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

Item 3.  CONTROLS AND PROCEDURES

Based on his evaluation, the Company's Chief Executive Officer (and principal financial officer) has concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report on Form 10-QSB are effective to ensure that information

                                  -9-
required to be disclosed by the Company in reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

During the period covered by this report on Form 10-QSB, there have been no changes in the Company's internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Changes in Securities

On May 8, 2003, the Company entered into an agreement to acquire a ten (10%) percent interest in the Gabbs Valley Prospect by agreeing to issue 2,000,000 shares of the Company's Common Stock to O.F. Duffield as consideration for such 10% interest. The shares were issued in July 2003. The details of this transaction are more fully described in Part I, Item 2 of this Form 10-QSB.

The Company relied on the exemption set forth in Section 4(2) of the Securities Act of 1933, as amended, in connection with the offer and sale of the securities set forth above. Mr. Duffield is a sophisticated person and there was no underwriting in connection with the issuance of these securities, and no commissions were paid to any party upon such issuances.

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

EMPIRE PETROLEUM CORPORATION



Date:  November 13, 2003                By: /s/ Albert E. Whitehead
                                                ___________________
                                                Albert E. Whitehead
                                                Chairman/CEO



                                      -10-
                                    EXHIBIT INDEX

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

       (b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the controls and procedures, as of the end of the period covered by this report based on such evaluation; and

       (c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

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


 November 13, 2003                 /s/ Albert E. Whitehead
                                       Albert E. Whitehead,
                                       Chief Executive Officer and
                                         Principal Financial Officer



EXHIBIT 32.1


                                                            Exhibit 32.1


                        CERTIFICATION PURSUANT TO
                         18 U.S.C. SECTION 1350,
                         AS ADOPTED PURSUANT TO
              SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the quarterly report of Empire Petroleum Corporation (the "Company") on Form 10-QSB for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Albert E. Whitehead, Chief Executive Officer and principal financial officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Albert E. Whitehead

Albert E. Whitehead
Chief Executive Officer and
principal financial officer


 November 13, 2003







                                       -12-