Form 10KSB
period 2003-12-31
EMPIRE PETROLEUM CORP
filed 2004-03-30
CIK 887396

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                               FORM 10-KSB

  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 2003

       	                       OR

  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

	         For the transition period from        to

                      Commission file number 001-16653

  	                 EMPIRE PETROLEUM CORPORATION

    	        (Name of small business issuer in its charter)

             Delaware                              73-1238709
(State or other jurisdiction of
incorporation or organization)         (I.R.S. Employer Identification No.)

8801 S. Yale, Suite 120, Tulsa, OK             74137-3575

(Address of principal executive offices)           (Zip Code)

Issuer's Telephone Number:  (918) 488-8068

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ X ]

The issuer's gross revenues for the most recent fiscal year were $ 163,627.



The aggregate market value of the voting and non-voting common equity held by non-affiliates, based upon the average bid and asked prices of the Common Stock on February 27, 2004 was $5,486,600.

The number of shares outstanding of the issuer's Common Stock, as of March 15, 2004 was 37,830,190.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

                            EMPIRE PETROLEUM CORPORATION
                                    FORM 10-KSB
                                 TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                          PAGE NUMBER

PART I

Item 1.    Description of Business                                   4-7

Item 2.    Description of Property                                   7-8

Item 3.    Legal Proceedings                                           9

Item 4.    Submission of Matters to a Vote of Security Holders         9

PART II

Item 5.    Market for Common Equity and Related Stockholder
           Matters                                                     9

Item 6.    Management's Discussion and Analysis or Plan of
           Operation                                               10-17

Item 7.    Financial Statements                               F-1 through F-12

Item 8.    Changes In and Disagreements with Accountants on
           Accounting and Financial Disclosure                        17

Item 8A.   Controls and Procedures                                    17

PART III

Item 9.    Directors, Executive Officers, Promoters and Control
           Persons; Compliance with Section 16(a) of the Exchange
           Act                                                     17-19

Item 10.   Executive Compensation                                     19

Item 11.   Security Ownership of Certain Beneficial Owners
           and Management and Related Stockholder Matters          19-21

Item 12.   Certain Relationships and Related Transactions             21

Item 13.   Exhibits and Reports on Form 8-K                        21-22

Item 14.   Principal Accountant Fees and Services                  22-23

           Signatures                                                 23

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Background

Empire Petroleum Corporation, a Delaware corporation (the "Company"), was incorporated in the state of Utah in August 1983 under the name Chambers Energy Corporation and domesticated in Delaware in March
1985 under the name Americomm Corporation. The Company's name was changed to Americomm Resources Corporation in July 1995. On May 29, 2001, Americomm Resources Corporation acquired Empire Petroleum Corporation, which became a wholly owned subsidiary of Americomm Resources Corporation. On August 15, 2001, Americomm Resources Corporation and Empire Petroleum Corporation merged and the Company's name was changed to Empire Petroleum Corporation. Since August 15, 2001, the Company has not had any subsidiaries. The Company operates from leased office space at 8801 S. Yale, Suite 120, Tulsa, OK 74137-3575, and its telephone number is (918) 488-8068.

During the past three fiscal years, the Company has focused on developing the Cheyenne River and Gabbs Valley Prospects as further described below.

Oil and Gas Development Prospects

Pursuant to that certain Americomm Cheyenne River Prospect Agreement dated March 4, 1998, as amended (the "Prospect Agreement"), the Company paid $234,500 in March 1998 to cover the initial expenses of acquiring leases in an oil and gas Prospect in the Eastern Powder River Basin in the State of Wyoming (the "Cheyenne River Prospect"). Also in accordance with the Prospect Agreement, the Company issued an aggregate of 566,000 shares of Common Stock and agreed to grant overriding royalty interests to five individuals as consideration for services performed and to be performed in connection with the acquisition and exploration of the Cheyenne River Prospect.

Prior to the Company acquiring Empire Petroleum Corporation, the Company entered into that certain Farmout Agreement dated November 15, 2000 by and between the Company, Empire Petroleum Corporation and certain other parties
(the "2000 Farmout Agreement"). Pursuant to the 2000 Farmout Agreement, drilling of the Timber Draw #1-AH well commenced during December 2000 within the 25,000 acre Timber Draw Federal Drilling Unit included in the Cheyenne
River Prospect. The following parties participated with Empire Petroleum Corporation in the drilling of the Timber Draw #1-AH test well at the following participation levels: Maxy Resources, LLC (25%), Enterra Energy Corp.
(formerly Big Horn Resources Ltd.) (15%) and 74305 Alberta Ltd. (10%).
The drilling of the Timber Draw #1-AH well was completed at a total measured depth of 10,578 feet, of which the last 2,030 feet were drilled horizontally through the Newcastle "B" formation. The Timber Draw
#1-AH well encountered flows of oil and gas during the horizontal drilling. Thereafter, the Company conducted a series of production methods on its Timber Draw #1-AH well during the period from February 13, 2001, to June 22, 2001. During the test period, the well flowed 8,139 barrels of 44 degree light gravity sweet crude and 29,072,000 cubic feet of natural gas with a BTU content of 1,493 and rich in natural gas liquids. Consulting engineers calculated that the natural gas would yield natural gas liquids of approximately 70 barrels per day based on estimated gas production of 500,000 cubic feet per day. The well was shut-in on June 22, 2001 to conserve the natural gas, which was flared during the test period. A bottom hole pressure survey of the Timber Draw #1-AH well conducted in April 2002 indicated a limited reservoir for this well.

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

As of December 31, 2003, the Company owns a thirty three and one-third
(33.33%) percent working interest in the Timber Draw #1-AH well.  The
Company's working interest in the #1-AH well, was reduced from 50% by virtue of the terms of a Farmout Agreement with a third party that is subject to final documentation (the "2003 Farmout Agreement"), pursuant to which the third party completed a 16 square mile seismic program and earned a 25% interest in the #1-AH well effective October 1, 2003. The third party also has the right to drill a new test well on the farmout lands for which it will earn an additional interest in the #1-AH. Upon the completion of this new test well, the Company's interest in the #1-AH well will be reduced to 17.5% and its working interest in the balance of the 36,410 gross acres of leases currently held by the Company will be reduced to 26.8%.
The Company will have no cost obligation associated with the new test well to be drilled by the third party. In order to drill the test well, a new Federal Unit is being formed. The Company anticipates that the new test well will be drilled in the second quarter of 2004. Also as of December 31, 2003, the Company retains an overriding royalty on 42,237 acres.

On May 8, 2003, the Company entered into an agreement with O.F. Duffield (the "Duffield Agreement") to acquire a ten percent (10%) interest in a block of acreage in the Gabbs Valley Prospect by agreeing to issue 2,000,000 shares of the Company's Common Stock to Mr. Duffield for such 10% interest. The shares were issued in July 2003. This block of acreage in the Gabbs Valley Prospect consists of federal leases covering approximately 45,000 acres in Nye and Mineral Counties, Nevada in which Mr. Duffield had a 100% working interest. Pursuant to the Duffield Agreement, the Company is also entitled to acquire up to a 10% interest in a block of 26,080 acres also located in the Gabbs Valley Prospect should Duffield acquire an interest in such block. The shares issued to Mr. Duffield were valued at $.10 per share based on the closing price of the Company's Common Stock on the date of issuance.

Risks Inherent in Oil and Gas Exploration

Exploration for oil and gas is highly speculative and involves a great degree of risk. The Company may be required to perform expensive geological and/or seismic surveys with respect to its properties. Even if the results of such surveys are favorable, only subsequent drilling at substantial costs can determine whether commercial development of the properties is feasible. Oil and gas drilling is frequently marked by unprofitable efforts, not only from unproductive prospects, but also from productive prospects that do not produce sufficient amounts to return a profit on the investment. To further test its Cheyenne River Prospect, the Company has entered into an agreement with a third party pursuant to which the third party completed a 16 square mile 3-D seismic program immediately surrounding the Timber Draw #1-AH test well, and the results of the seismic survey were positive. The third party is planning to drill a new test well in the second quarter of 2004, utilizing horizontal drilling, a technology which can drill underbalanced wells horizontally thousands of feet into fractured reservoirs. The Company believes horizontal drilling, while more costly than conventional drilling methods, could yield substantial and economic reserves. However, there can be no assurance that the Company will be able to discover, develop or produce sufficient reserves to recover the expenses incurred in connection with the exploration of its Cheyenne River Prospect and achieve profitability.

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

Markets; Price Volatility

The market price of oil and gas is volatile, subject to speculative movement and depends upon numerous factors beyond the control of the Company, including expectations regarding inflation, global and regional demand, political and economic conditions and production costs. Future profitability, if any, will depend substantially upon the prevailing prices for oil and gas. If the market price for oil and gas is significantly depressed in the future, it could have a material adverse effect on the Company's ability to raise additional capital necessary to finance operations and to explore the Cheyenne River Prospect. Lower oil and gas prices may also reduce the amount of oil and gas, if any, that can be produced economically from the Company's properties.

Regulation

The oil and gas industry is subject to extensive federal, state and local laws and regulations governing the production, transportation and sale of hydrocarbons as well as the taxation of income resulting therefrom. Legislation affecting the oil and gas industry is constantly changing. Numerous federal and state departments and agencies have issued rules and regulations applicable to the oil and gas industry. In general, these rules and regulations regulate, among other things, the extent to which acreage may be acquired or relinquished; spacing of wells; measures required for preventing waste of oil and gas resources; and, in some cases, rates of production. The heavy and increasing regulatory burdens on the oil and gas industry increase the costs of doing business and, consequently, affect profitability.
                                         -6-

A substantial portion of the leases, which constitute the Cheyenne River Prospect are granted by the federal government and administered by the BLM and the Minerals Management Service ("MMS") of the U.S. Department of the Interior, both of which are federal agencies. Such leases are issued through competitive bidding, contain relatively standardized terms and require compliance with detailed BLM and MMS regulations and orders (which are subject to change by the BLM and the MMS). Leases are also accompanied by stipulations imposing restrictions on surface use and operations. Operations to be conducted by the Company on federal oil and gas leases must comply with numerous regulatory restrictions, including various nondiscrimination statutes. Federal leases also generally require a complete environmental impact assessment prior to the authorization of an exploration or development plan.

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

Employees

As of December 31, 2003, the Company has one employee, a full time secretary. Mr. Albert E. Whitehead, Chairman and Chief Executive Officer, devotes a considerable amount of time to the affairs of the Company and receives no compensation. For financial statement purposes, Mr. Whitehead's services have been recorded as contributed capital and expense in the amount of $50,000 for the year ended December 31, 2003.

ITEM 2.       DESCRIPTION OF PROPERTY

Cheyenne River Prospect - Powder River Basin, Wyoming

As of December 31, 2003, the Cheyenne River Prospect consists of approximately 36,410 gross acres of federal, state and fee leases, all of which are located in Niobrara County, Wyoming. The land in the Cheyenne River Prospect consists of gently rolling ranch land with a substantial network of ranch roads, which permit easy access to most areas of the Prospect. The Prospect is located in a mature producing area with an established pipeline and service network.

Numerous wells were drilled within the Prospect area in the 1950's through the 1970's, with initial potential flowing rates in the range of 200 to 1,500 barrels of oil per day. Management believes that these wells may identify a

                                         -7-

fractured reservoir with the potential for significant oil and gas production, which would be most effectively exploited utilizing horizontal drilling technology.

Pursuant to the 2000 Farmout Agreement, a test well was drilled on the Prospect using horizontal drilling technology. The Company has retained a 33.33% interest in such well. For more information on this test well and the 2000 Farmout Agreement see "Oil and Gas Development Prospects" under Item 1, Description of Business.

The Company's leases in the Cheyenne River Prospect are predominately federal leases with 10 year terms, most of which have four years remaining. Since the Company did not commence drilling another well by August 12, 2002, the BLM informed the Company the Timber Draw Unit was terminated. Unless a new unit is formed, a well will need to be drilled on each federal, state or fee lease in order to extend such lease for the life of its producing capability.

Pursuant to the 2003 Farmout Agreement, a third party carried out a seismic program in 2003 and, based on the results of such survey, the third party is planning to drill a test well during the second quarter of 2004. For more information on this 2003 Farmout Agreement, see "Oil and Gas Development Prospects" under Item 1, Description of Business. The Company has applied for a new drilling unit based upon a favorable seismic survey and the commitment by a third party to drill a new test well. The Company's state and fee leases had initial terms of five years. As of December 31, 2003, the Company had retained two state leases which expire in July 2005. The Company's fee leases were renewed for two (2) year terms and expire in April 2005.

Gabbs Valley Prospect - Nye and Mineral Counties, Nevada

As of December 31, 2003, the Gabbs Valley Prospect consists of approximately 45,000 acres of federal leases, which are located in Nye and Mineral Counties, Nevada. Pursuant to the Duffield Agreement, the Company has acquired a ten percent (10%) interest in 45,000 acres in the Gabbs Valley Prospect. As of December 31, 2003, no wells had been drilled on the Gabbs Valley Prospect.
For more information regarding the Duffield Agreement, see "Oil and Gas Development Prospects" under Item 1, Description of Business.


                  COMPANY UNDEVELOPED ACREAGE (LEASES)
                        AS OF DECEMBER 31, 2003


         Undeveloped Acreage   Productive Acreage      Drilling Activity
            Gross     Net        Gross    Net         Completed Oil Well
Prospect    Acres    Acres       Acres   Acres         2001  2002  2003
________  ________  _______    ________  _________    __________________

Cheyenne
  River    36,410   17,856        -          -          *    -0-    -0-

Gabbs
  Valley   45,000    4,500        -          -         -0-   -0-    -0-

* As of December 31, 2003, the Company's Timber Draw #1-AH well is under evaluation to asses its production and economic potential.


                                         -8-

ITEM 3.       LEGAL PROCEEDINGS

As of December 31, 2003, neither the Company nor its property was subject to any legal proceedings.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2003.

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

Year ending December 31, 2002:

     Quarter                 High           Low
     03/31/02                 .22           .15
     06/30/02                 .21           .15
     09/30/02                 .16           .06
     12/31/02                 .13           .015

Year ending December 31,2003:

     Quarter                 High           Low
     03/31/03                 .12           .007
     06/30/03                 .30           .06
     09/30/03                 .20           .08
     12/31/03                 .25           .14

Quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Number of Holders of Common Stock

At December 31, 2003, there were approximately 181 stockholders of record of the Company's Common Stock.

Dividends

The Company has never paid cash dividends on its Common Stock. The Company intends to retain future earnings for use in its business and, therefore, does not anticipate paying cash dividends on its Common Stock in the foreseeable future.

Recent Sales of Unregistered Securities

During the quarter ended December 31, 2003, the Company did not sell any securities of the Company that were not registered under the Securities Act.
                                         -9-
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

Factors That May Affect Future Results

The Company does not have any significant on-going income producing oil and gas properties and has limited financial resources.

As of December 31, 2003, the Company did not have any significant on-going income producing oil and gas producing properties. For the past three fiscal years, the Company has financed its operations primarily from advances made to the Company by Albert E. Whitehead, the Company's Chief Executive Officer. Mr. Whitehead has no obligation to advance the Company any additional money, and there is no assurance that he will do so. The Company will not be able to continue operations unless it is able to obtain funding from outside sources.
                                        -10-

The report of the Company's independent auditor regarding the Company's financial statements has been modified because of a going concern uncertainty.

The Company reported losses of $558,092 and $5,692,735 for the years ending December 31, 2003 and 2002, respectively. The Company also has an accumulated deficit of $8,310,249 as of December 31, 2003. The Company can provide no assurance that it will be profitable in the future and, if the Company does not become profitable, it may have to suspend its operations. As a result of the foregoing, the audit report of the Company's independent auditors relating to the Company's financial statements has been modified because of a going concern uncertainty.

If the Company is able to raise the funds necessary to continue its operations, its future performance will be affected by the successful drilling results of its inventory of unproved locations in Wyoming and Nevada.
The failure of drilling activities to achieve anticipated quantities of economically attractive reserves and production would have a material adverse effect on the Company's liquidity, operations and financial results.

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

                                        -11-

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

                                        -12-
The Company is subject to intense competition.

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

The Company has not declared or paid any dividends on its Common Stock. The Company currently intends to retain future earnings to fund the development and growth of its businesses, to repay indebtedness and for general corporate purposes, and therefore, does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.

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

Albert E. Whitehead and his wife beneficially own approximately 38% of the Company's Common Stock. As a result, by coordinating with other shareholders, such as the former management of the Company, Mr. and Mrs. Whitehead may be able to control the outcome of shareholder votes, including votes concerning the election of directors, the adoption or amendment of provisions in the Company's certificate of incorporation or bylaws and the approval of merger and other significant corporate transactions. This concentrated ownership makes it unlikely that any other holder or group of holders of Common Stock will be able to affect the way the Company is managed or the direction of its business. These factors may also precipitate, delay or prevent a change in the management or voting control of the Company.

Plan of Operation

The Company has no significant on-going income producing oil and gas properties at December 31, 2003. An oil and gas test well (Timber Draw #1-AH) was drilled in January 2001 on the Cheyenne River Project. The Timber Draw #1-AH well encountered flows of oil and natural gas during the drilling period and was subsequently completed as an oil well. The well was shut-in on June 22, 2001 to conserve natural gas, which was flared during the test period. For more information about this test well and the BLM's determination that it does not consider the well economic, see "Oil and Gas Development Prospects: under Item 1, Description of Business.

Beginning in April of 2003, the Company initiated testing of the #1-AH well for up to ten days per month for a three month period by authority of the BLM, which testing was subsequently extended by the BLM. During the test periods indicated below, the #1-AH well produced the following number of barrels during the following months in 2003:

                             Days in                      Number
     Month                 Test Period                  Of Barrels

   April                        7                          1,335
   June                        10                          1,421
   July                        10                          1,321
   August                      10                          1,029
   October                     10                            954
   November                    10                            693

All of the Company's limited revenues in 2003 were attributable to the above described production from its #1-AH well. The Company plans to continue testing the #1-AH well through March 2004. The test results will then be evaluated to determine what future production practice might be utilized.

As of December 31, 2003, the Company had $21,622 of cash on hand.
The Company expects that its cash on hand and advances the Company anticipates it will receive from its Chairman will be sufficient to fund its operations for the next 3 months; however, there is no assurance that such advances will be made. The Company's material commitments consist of a lease payment on the Cheyenne River Prospect in April 2003, of which the Company's portion will be approximately $29,077, which will be paid by the third party pursuant to the 2003 Farmout Agreement. The Company's share of the rentals on the Nevada leases will be $8,921. In addition, the Company leases office space in Tulsa, Oklahoma from an unrelated party. The lease calls for monthly lease payments of $1,009 through the end of the term of the lease in December 2004. The Company's former management(Messrs. McGrain and Jacobsen) entered into a lease agreement for office space in Canada. This office was closed after Messrs. McGrain and Jacobsen resigned as officers of the Company. This lease agreement calls for monthly lease and tax payments of
approximately $4,400 (U.S.) through April, 2006.    No lease payment
was made subsequent to December of 2002 and in January of 2003, the Company was notified that the lease had been terminated without prejudice to the landlord's right to hold the Company liable for future damages related to lost rent.

Management plans to continue to support the Company financially during the next several months. It will also determine the best method to explore its Gabbs Valley Prospect, look for merger opportunities and consider public or private financings.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Because estimates and assumptions require significant judgment, future actual results could differ from those estimates and could have a significant impact on the Company's results of operations, financial position and cash flows. The Company re-evaluates its estimates and assumptions at least on a quarterly basis. The following policies may involve a higher degree of estimation and assumption:

Off-Balance Sheet Arrangements

None

Critical Accounting Policies

Successful Efforts Accounting - Under the successful efforts method of accounting, the Company capitalizes all costs related to property acquisitions and successful exploratory wells, all development costs and the costs of support equipment and facilities. Certain costs of exploratory wells are capitalized pending determination that proved reserves have been found. Such determination is dependent upon the results of planned additional wells and the cost of required capital expenditures to produce the reserves found. All costs related to unsuccessful exploratory wells are expensed when such wells are determined to be non-productive; other exploration costs, including geological and geophysical costs, are expensed as incurred. The application of the successful efforts method of accounting requires management's judgment to determine the proper designation of wells as either developmental or exploratory, which will ultimately determine the proper accounting treatment of the costs incurred. The results from a drilling operation can take considerable time to analyze, and the determination that commercial reserves have been discovered requires both judgment and application of industry experience. Wells may be completed that are assumed to be productive and actually deliver oil and gas in quantities insufficient to be economic, which may result in the abandonment of the wells at a later date. The evaluation of oil and gas leasehold acquisition costs requires management's judgment to estimate the fair value of exploratory costs related to drilling activity in a given area.

Impairment of unproved oil and gas properties. Unproved leasehold costs and exploratory drilling in progress are capitalized and are reviewed periodically for impairment. Costs related to impaired prospects or unsuccessful exploratory drilling are charged to expense. Management's assessment of the results of exploration activities, commodity price outlooks, planned future sales or expiration of all or a portion of such leaseholds impact the amount and timing of impairment provisions. An impairment expense could result if oil and gas prices decline in the future as it may not be economic to develop some of these unproved properties.

Estimates of future dismantlement, restoration, and abandonment costs. Through December 31, 2002, the Company had accounted for future abandonment costs of wells and related facilities through its depreciation calculation in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies" and industry practice. The accounting for future development and abandonment costs changed on January 1, 2003, with the adoption of SFAS No. 143 "Accounting for Asset Retirement Obligations". See "Recent Accounting Pronouncements" in footnote 2 of the financial statements included elsewhere in this Form 10-KSB for a further discussion of this new standard. Under both methods of accounting, the accrual is based on estimates of these costs for each of the Company's properties based upon the type of production structure, reservoir characteristics, depth of the reservoir, market demand for equipment, currently available procedures and consultations with construction and engineering consultants. Because these costs typically extend many years into the future, estimating these future costs is difficult and requires management to make estimates and judgments that are subject to future revisions based upon numerous factors, including changing technology and the political and regulatory environment and, beginning in 2003, estimates as to the proper discount rate to use and timing of abandonment.

On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS No. 148"). SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends


                                        -16-
the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, "Interim Financial Reporting", to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of the standard are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method or the intrinsic value method. The Company adopted the disclosure provisions of SFAS No. 148 in its financial statements included elsewhere in this Form 10-KSB.

ITEM 7.	FINANCIAL STATEMENTS

The financial statements of the Company are set forth on pages F-1 through F-13 at the end of this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None, other than those previously reported in the Company's Form 10-KSB for the period ended December 31, 2002, which was filed with the Securities and Exchange Commission on April 16, 2003.


ITEM 8A.  CONTROLS AND PROCEDURES

The Company Carried out an evaluation under the supervision of the Company's Chief Executive Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rules 13a - 15(e) and 15d - 15(e). Based on this evaluation, the Company's Chief Executive Officer (and principal financial officer) has concluded that the Company's disclosure controls and procedures as of the end of the period covered by this report on Form 10-KSB are effective to ensure that information required to be disclosed by the Company on reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there can be no assurance than any design will succeed in adhering its stated goals under all potential future conditions.

During the period covered by this report on Form 10-KSB, the Company engaged a third party financial consultant to oversee the Company's financial reporting to ensure compliance with applicable disclosure requirements.
Other than as described in the preceding sentence, there have been no other changes in the Company's internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting during the period covered by this report on Form 10-KSB.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following lists the directors and executive officers of the Company:


                                        -17-

                                                          Held Position
Name                  Age   Position                          Since

Albert E. Whitehead    73   Director; Chairman & C.E.O      April 2002
John C. Kinard         70   Director                         June 1998
_______________________________________
(1) Directors hold office until their successors are elected by the shareholders of the Company and qualified. Executive Officers serve at the pleasure of the Board of Directors.

Albert E. Whitehead.

Mr. Whitehead served as Chairman of the Board and Chief Executive Officer from March 1998 to May 2001, when John P. McGrain assumed such role. Mr. Whitehead again assumed the role of Chairman and Chief Executive Officer April 16, 2002 upon the resignation of Mr. McGrain. Mr. Whitehead served as the Chairman and Chief Executive Officer of Seven Seas Petroleum Inc., a publicly held company, engaged in international oil and gas exploration from February 1995 to May 1997. From April 1987 through January 1995, Mr. Whitehead served as Chairman and Chief Executive Officer of Garnet Resources Corporation, a publicly held oil and gas exploration and development company.

John C. Kinard.

Mr. Kinard has served as a Director of the Company since June 1998 and is currently a Partner in Silver Run Investments, LLC, an oil and gas investment firm. Mr. Kinard served as President of the Remuda Corporation, a private oil and gas exploration company, from 1967 until 2002. From 1990 through December 1995, Mr. Kinard served as President of Glen Petroleum, Inc., a private oil and gas exploration company. From 1990-2002, Mr. Kinard also served as the Chairman of Envirosolutions UK Ltd., a private industrial wastewater treatment company.

IDENTIFICATION OF THE AUDIT COMMITTEE; AUDIT COMMITTEE FINANCIAL EXPERT:

Due to the Company's size, it has had difficulty recruiting additional individuals to serve on its Board of Directors, including persons qualified to serve as an audit committee financial expert on an audit committee. As of December 31, 2003, the Company had not established any committees (including an audit committee) because the Board of Directors consists of only two individuals. As such, the Company does not have an audit committee or an audit committee financial expert serving on such committee. As of December 31, 2003, the entire Board of Directors (Messrs. Whitehead and Kinard) essentially serve as the Company's audit committee.

CODE OF ETHICS:

As of December 31, 2003, the Company has not adopted a Code of Ethics applicable to the Company's officers. Through December 31, 2003, the Company's primary focus has been on achieving profitability. The Company intends to adopt a Code of Ethics in the current fiscal year.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE:

Section 16(a) of the Security Exchange Act of 1934 requires the Company's directors, executive officers, and persons who beneficially own more than 10 percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership

                                        -18-

and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all
Section 16(a) forms they file.

Based solely on review of the copies of such reports furnished to the Company and any written representations that in other reports were required during the year ended December 31, 2003, to the Company's knowledge, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners during the year ended December 31, 2003 were complied with on a timely basis.

ITEM 10.	EXECUTIVE COMPENSATION

            EXECUTIVE COMPENSATION AND OTHER MATTERS

During the last three completed fiscal years, no executive officer received a salary or any other benefits as a part of executive compensation.

Compensation of Directors

The Company does not have any formal procedure for compensating the members of its Board of Directors. From time to time in the past, the Company has granted options to the members of its Board of Directors under its 1995
Stock Option Plan as compensation for serving on the Board of Directors. During the fiscal year ended December 31, 2003, the Company granted Mr. Kinard an option to purchase 150,000 shares of the Company's Common Stock at an exercise price of $0.10 per share as compensation for his service as a member of the Company's Board of Directors. This option expires on June 9, 2013.

ITEM  11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
            AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2003, the Company had one equity incentive plan under which equity securities have been authorized for issuance to the Company's directors, officers, employees and other persons who perform substantial services for or on behalf of the Company. This plan is titled "1995 Stock Option Plan" and has been approved by the Company's stockholders.

The following table provides certain information relating to the 1995 Stock Option Plan as of December 31, 2003:

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

Equity               1,181,666            $0.75                 418,334
compensation plans
approved by
security holders

                                        -19-
Equity                 -------             N/A                    ---------
Compensation plans
not approved by
security holders

           TOTAL     1,181,666                                    418,334
                       _______                                     _______


SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our Common Stock as of March 15, 2004 for:

* each person who is known to own beneficially more than 5% of our outstanding Common Stock;

* each of our executive officers and directors; and

* all executive officers and directors as a group.

The percentage of beneficial ownership for the following table is based on 37,830,190 shares of Common Stock outstanding as of March 15, 2004.

Unless otherwise indicated below, to the Company's knowledge, all persons and entities listed below have sole voting and investment power over their shares of Common Stock.

                                            Amount and
                                             nature of
                                            beneficial     Percent of
Name and address of beneficial owner        ownership       class (1)


Albert E. Whitehead,                        14,338,025 (2)   37.73%
Chairman of the Board and
Chief Executive Officer
2236 E. 55th Place
Tulsa, OK  74105-6124

John C. Kinard,                               631,331 (3)     1.64%
Director
240 Cook Street
Denver, CO  80206-0590

All current directors and executive officers
as a group (2 persons)                     14,969,356 (4)    39.56%

(1) The percentage ownership for each person is calculated in accordance with the rules of the SEC, which provide that any shares a person is deemed to beneficially own by virtue of having a right to acquire shares upon the conversion of options or other rights are considered outstanding solely for purposes of calculating such person's percentage ownership.

(2) This number includes: (i) 11,332,742 shares directly owned by the Albert E. Whitehead Living Trust, of which Mr. Whitehead is the trustee; (ii) 170,000 shares that Mr. Whitehead has the right to acquire pursuant to options granted to him under the 1995 Stock Option Plan; and (iii) 2,835,283 shares directly owned by the Lacy E. Whitehead Living Trust, of which Ms. Whitehead, Mr. Whitehead's wife, is trustee. Mr. Whitehead disclaims any interest in the shares owned by the Lacy E. Whitehead Living Trust.

(3) This number includes: (i) 320,000 shares Mr. Kinard has the right to acquire pursuant to options granted to him under the 1995 Stock Option Plan; and (ii) 150,000 shares directly owned by Mr. Kinard's wife, of which Mr. Kinard disclaims any interest.

(4) This number includes 490,000 shares issuable upon the exercise of options granted under the 1995 Stock Option Plan.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On March 15, 2002, the Albert E. Whitehead Living Trust loaned the Company $170,000 pursuant to a convertible note issued by the Company. The note accrued interest at the rate of 10% per year, had a one year term and was convertible into shares. On March 17, 2003, the Company issued 874,071 shares of Common Stock to the Albert E. Whitehead Living Trust in connection with the conversion of such note by the trust. Also on March 17, 2003, the Company issued the following number of shares to the following related parties in consideration of the cancellation of the debt owed by the Company to such parties as set forth below:

                                                              Amount of Debt
          Name                 Number of Shares             Owed by the Company

The Albert E. Whitehead
  Living Trust                    7,966,244                   $238,987.30

The Lacy E. Whitehead
  Living Trust                    1,968,172                     59,045.15

The market value of the Common Stock as of March 17, 2003 ($0.03) was used in connection with the conversion of debt described in the table above. In addition, from the period from February 14, 2003 to December 31, 2003, the Albert E. Whitehead Living Trust advanced the Company an additional
$128,957.

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

 10.3  Americomm Cheyenne River Development Prospect Agreement dated March
       4, 1998 by and among the Company, Fred S. Jensen, Richard A. Bate, A. R. Briggs and Thomas L. Thompson
       (incorporated herein by reference to Exhibit 10(j) of the Company's Form 10-QSB for the period ended June 30, 1998, which was filed August 12,
       1998)
 10.4 Farmout Agreement dated November 15, 2000 by and among the Company and the other parties named therein (incorporated hereby reference to Exhibit 10(e) of the Company's Form 10-KSB for the year ended
       December 31, 2000, which was filed March 29, 2001)

 10.5 Share Exchange Agreement by and among Americomm Resources Corporation, Empire Petroleum Corporation and each of the shareholders of Empire Petroleum Corporation
       (incorporated herein by reference to Exhibit 2.1 of the Company's Form 8-K dated May 29, 2001, which was filed June 5, 2001)

 10.6 Promissory Note dated March 15, 2002 issued to the Albert E. Whitehead Living Trust

 10.7 Letter Agreement dated May 8, 2003 between the Company and O. F. Duffield (submitted herewith)

 31 Certification of Chief Executive Officer (and principal financial officer) pursuant to Rules 13a - 14 (a) and 15(d) - 14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(1)
       (31) of Regulation S-B, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith)

 32 Certification of Chief Executive Officer (and principal financial officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith)

(b)  Reports on Form 8-K

	None.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed or to be billed to the Company by Tullius Taylor Sartain & Sartian, LLP, the Company's independent auditors, for professional sServices rendered for the fiscal years ended December 31, 2003 and December 31, 2002:

Fee Category              Fiscal 2003 Fees          Fiscal 2002 Fees

Audit Fees (1)              $16,000                   $7,500
Audit-Related Fees (2)         -0-                       -0-
Tax Fees                       -0-                       -0-
All Other Fees (3)             -0-                       -0-

Total Fees                  $16,000                   $7,500

(1) Audit Fees consist of aggregate fees billed for professional services rendered for the audit of the Company's annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2003 and December 31, 2002, respectively.

(2) Audit-Related fees consist of aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit Fees."

(3) All Other Fees consist of aggregate fees billed for products and services provided by Tullius Taylor Sartain & Sartain, LLP, other than those disclosed above.

The entire Board of Directors of the Company is responsible for the appointment, compensation and oversight of the work of the independent auditors and approves in advance any services to be performed by the independent auditors, whether audit-related or not. The entire Board of Directors reviews each proposed engagement to determine whether the provision of services is compatible with maintaining the independence of the independent auditors. All of the fees shown above were pre-approved by the entire Board of Directors.

                       SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       Empire Petroleum Corporation
                              (Registrant)

Date: 	March 30, 2004                 By:	/s/Albert E. Whitehead
  						Albert E. Whitehead
						Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                 Title                              Date

/s/Albert E. Whitehead    Chairman, Chief Executive Officer  March 30, 2004
Albert E. Whitehead

/s/John C. Kinard         Director                           March 30, 2004
John C. Kinard

                     EMPIRE PETROLEUM CORPORATION

                         FINANCIAL STATEMENTS



                              CONTENTS
                                                       Page No.

  Balance Sheet at December 31, 2003                     F-2
  Statements of Operations for the years ended
    December 31, 2003 and December 31, 2002              F-3
  Statements of Changes in Stockholders' Equity
    for the years ended December 31, 2003 and
    December 31, 2002                                    F-4
  Statements of Cash Flows for the years ended
    December 31, 2003 and December 31, 2002              F-5
  Notes to Financial Statements                          F-6 through F-12











































                      EMPIRE PETROLEUM CORPORATION

                        FINANCIAL STATEMENTS

                         DECEMBER 31, 2003



                    INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Empire Petroleum Corporation

We have audited the accompanying balance sheet of Empire Petroleum Corporation as of December 31, 2003, and the related statements of operations, cash flows and stockholders' equity for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Empire Petroleum Corporation as of December 31, 2003, and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has been incurring significant losses and has a significant working capital deficiency at December
31, 2003. The ultimate recoverability of the Company's investment in its oil and gas interests is dependent upon the existence and discovery of economically recoverable oil and gas reserves and the ability of the Company to obtain necessary financing to develop the interests. This condition raises substantial doubt about its ability to continue as a going concern. Management's plan concerning this matter is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ TULLIUS TAYLOR SARTAIN & SARTAIN LLP
    Tulsa, Oklahoma
    March 5, 2004

                                   F-1

                     EMPIRE PETROLEUM CORPORATION

                             BALANCE SHEET


             ASSETS                                December 31,
                                                       2003
                                                   ___________

Current assets:
  Cash                                             $    21,622
  Accounts receivable                                   21,062
  Prepaid expenses                                       2,651

                                                   ___________

         Total current assets                           45,335
                                                   ___________

Property & equipment, net of accumulated
   depreciation and depletion                          527,109
                                                   ___________

                                                  $    572,444
                                                   ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
  Accounts payable and accrued liabilities        $    261,127
  Accounts payable to related party                    130,180
  Note payable                                          85,421
                                                   ___________

        Total current liabilities                      476,728
                                                   ___________
        Total liabilities                              476,728
                                                   ___________

Stockholders' equity:
Common stock, par value $.001, 50,000,000
  shares authorized, 37,830,190 shares
  issued and outstanding                                37,830
Additional paid in capital                           8,368,135
Accumulated deficit                                 (8,310,249)
                                                   ___________

        Total stockholders' equity                      95,716
                                                   ___________

                                                  $    572,444
                                                   ===========


See accompanying notes to financial statements.






                                    F-2
                      EMPIRE PETROLEUM CORPORATION

                        STATEMENTS OF OPERATIONS

                Years ended December 31, 2003 and 2002


                                            2003              2002
                                         ___________       ___________

Revenue:
  Petroleum  sales        $   163,627       $         0
                                         ___________       ___________

                                             163,627                 0
                                         ___________       ___________

Costs and expenses:
  Operating expenses                         161,263           157,427
  General and administrative                 271,076           223,738
  Depreciation expense                         1,028             4,150
  Leasehold impairment                       266,778         6,496,614
                                         ___________       ___________

                                             700,145         6,496,614
                                         ___________       ___________

Operating loss                              (536,518)       (6,881,929)
                                         ___________       ___________

Other income and (expense):
  Gain on sale of assets                       2,201                0
  Interest expense                           (27,047)         (62,676)
  Miscellaneous income                         3,272            1,870
                                         ___________       __________

Total other income and expense               (21,574)         (60,806)
                                         ___________       __________

Net loss before income taxes                (558,092)      (6,942,735)
Deferred tax benefit                               0       (1,250,000)
                                         ___________       __________

Net loss                                 $  (558,092)     $(5,692,735)
                                         ___________       __________

Net loss per common share                $      (.02)      $    (0.24)
                                         ___________       __________
Weighted average number of
 common shares outstanding -
 Basic and diluted                        34,462,942       23,896,824
                                         ___________       __________




See accompanying notes to financial statements

                                   F-3


                      EMPIRE PETROLEUM CORPORATION

             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                 Years ended December 31, 2003 and 2002


                                      Additional
                                       Paid in    Accumulated
                   Shares     Amount   Capital      deficit       Total
                 __________  _______  __________  ___________   ___________

Balances January
1, 2001          23,495,391  $23,495  $7,441,099  $(2,059,422)   $5,405,172

Net loss              -         -          -       (5,692,735)   (5,692,735)

Issuance of Common
Stock               964,515      965     191,965            -       192,930
                 __________  _______  __________  ___________   ___________

Balances December
31, 2002         24,459,906   24,460   7,633,064   (7,752,157)      (94,633)

Net loss              -         -          -         (558,092)     (558,092)

Value of services
 Contributed by
 Employee                                 50,000                     50,000
Issuance of Common
 stock           13,370,284   13,370     685,071      -             698,441
                 __________  _______  __________  ___________   ___________

Balances December
31, 2003         37,830,190  $37,830  $8,368,135  $(8,310,249)  $    95,716
                 __________  _______  __________  ___________   ___________



See accompanying notes to financial statements



















                                   F-4

                      EMPIRE PETROLEUM CORPORATION

                        STATEMENTS OF CASH FLOWS

                 Years ended December 31, 2003 and 2002

                                            2003             2002
                                        ___________      ___________
Cash flows from operating activities:
Net loss                                $ (558,092)      $(5,692,735)
Adjustments to reconcile net loss to
net cash provided by (used in)
operating activities:
   Common stock issued for services              0             3,982
   Depreciation                              1,028             4,150
   Leasehold impairment                    266,778         6,496,614
   Deferred tax benefit                          0        (1,250,000)
   Gain on sale of assets                   (2,201)                0
   Value of services contributed by
      Employee                              50,000                 0
Change in operating assets and
  liabilities:
   Accounts receivable                     (18,530)          125,177
   Prepaid expenses                          1,269             1,403
   Accounts payable and accrued
     liabilities                            268,605          108,621
                                        ___________      ___________
Net cash provided by (used in)
operating activities                          8,857         (202,788)
                                        ___________      ___________
Cash flows from investing activities:
  Proceeds from sale of property, plant
    and equipment                             7,311                0
                                        ___________      ___________
Net cash provided by investing
activities                                    7,311                0
                                        ___________      ___________

Cash flows from financing activities:
  Proceeds of note payable-related party          0          170,000
                                       ____________      ___________
Net cash provided by financing
  activities                                      0          170,000
                                       ____________      ___________
Net increase (decrease) in cash              16,168          (32,788)
Cash - Beginning                              5,454           38,242
                                       ____________      ___________
Cash - Ending                          $     21,622     $     5,454
                                       ____________      ___________
Supplemental cash flow information:
   Cash paid for interest                         0     $     14,644
                                       ____________      ___________
Non-cash investing and financing
  activities:
   Common Stock issued for debt &
    other payables                     $   498,441     $    188,949
   Common Stock issued for leasehold
    Interest                           $   200,000      $          0
                                       ____________      ___________
See accompanying notes to financial statements
                                   F-5
                       EMPIRE PETROLEUM CORPORATION

                NOTES TO CONSOLDIATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2003 and 2002

General:

On July 20, 2001, Americomm Resources Corporation merged with its wholly-owned subsidiary, Empire Petroleum Corporation, and simultaneously changed the name of the corporation to Empire Petroleum Corporation (the "Company"). Both the merger and name change were effective as of August 15, 2001. Americomm Resources Corporation was originally incorporated in the State of Utah on the 22nd day of August 1983, as Chambers Energy Corporation. On the 7th day of March 1985, the state of incorporation was changed to Delaware by means of a merger with Americomm Corporation, a Delaware corporation formed for the purpose of effecting the said change. In July 1995, the Company changed its name to Americomm Resources Corporation. The Company is involved in oil and gas exploration.

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

The Company continues to explore and develop its oil and gas interests.
The ultimate recoverability of the Company's investment in its oil and gas interests is dependent upon the existence and discovery of economically recoverable oil and gas reserves, confirmation of the Company's interest in the oil and gas interests, the ability of the Company to obtain necessary financing to further develop the interests, and upon the ability to attain future profitable production. The Company has been incurring significant losses in recent years and has a significant working capital deficiency as of December 31, 2003. The Company recognized an impairment charge of $266,778 in 2003 and $6,496,614 in 2002 on its oil and gas property . See Note 9, Property and Equipment.

Management plans to continue to support the Company financially during the next several months. The Company anticipates that a new exploratory well in which the Company will have an interest will be drilled by a third party in the Cheyenne River Prospect during the second quarter of 2004.
The Company also intends to determine the best approach to explore its Gabbs Valley Prospect in Nevada, look for merger opportunities and consider public or private financings.

2.     Significant accounting policies:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
                                        F-6
     (a)     Capital assets:

The Company uses the successful efforts method of accounting for its oil and gas activities. Costs incurred are deferred until exploration and completion results are evaluated. At such time, costs of activities with economically recoverable reserves are capitalized as proven properties, and costs of unsuccessful or uneconomical activities are expensed.

     (b)     Per share amounts:

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

     (c)     Income taxes:

The Company accounts for income taxes in accordance with the asset and liability method of accounting for income taxes set forth in SFAS No. 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to the taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     (d)     Financial instruments:

The carrying value of current assets and current liabilities approximate their fair value due to the relatively short period to maturity of the instruments.

     (e)     Stock option plan:

The Company has a stock option plan that is described in note 5 and uses the intrinsic value method of accounting for stock-based compensation in accordance with Accounting Principles Board Opinion ("APB") No. 25. When stock options are granted, no compensation expense is recorded. Consideration received on the exercise of the stock options is credited to additional paid in capital.

The Company has adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148 "Accounting for Stock Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123."

The Company applies APB Opinion No. 25 and related interpretations in accounting for its Incentive Plan described in footnote 5. Accordingly, no stock based employee compensation is reflected in net earnings as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect

                                        F-7

on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based employee compensation.

                                           2003               2002
                                        _________         ___________

          Net Earnings - as reported    $(558,092)        $(5,692,735)

          Deduct:  Total stock-based
          compensation expense
          determined under fair value
          based methods for all awards,
          net of related tax effects      (16,000)                  -

          Net Earnings - pro forma      $(574,092)         (5,692,735)

          Earnings per share - as
          reported                      $   (0.02)        $     (0.24)

          Earnings per share - pro
          forma                         $   (0.02)        $     (0.24)

The fair value of options was $.08 for options granted in 2003. No options were granted in 2002. The fair value of options granted under the Incentive Plan was estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for options granted in 2003: no dividend yield, expected volatility of 209.0%, risk free interest rate of 4.25% and expected life of ten years.

     (f)      Obligations associated with the retirement of assets

The Company has adopted the provisions of SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 amended SFAS
No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies," and, among other matters, addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred, with the associated asset retirement cost capitalized as part of the related asset and allocated to expense over the asset's useful life.

This is a change from the approach taken under SFAS No. 19, whereby an amount for an asset retirement obligation was recognized using a cost-accumulation measurement approach. Under that approach, the obligation was reported as a contra-asset recognized as part of depletion and depreciation over the life of the asset without discounting. Management has determined that adopting SFAS No. 143 has had no significant effect on the Company's financial statements since abandonment costs for which it is responsible are not material.

     (g)    Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board ("FASB") issued
SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.

                                        F-8

Under previous guidance, a liability for an exit cost was recognized at the date of the commitment to an exit plan. The provisions of this statement will be applied prospectively, as applicable, and are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on the Company's financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under specified guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements in this interpretation were effective for financial statements of interim or annual periods ending after December 15, 2002. Additionally, the recognition of a guarantor's obligation should be applied on a prospective basis to guarantees issued after December 31, 2002. The adoption of FIN 45 did not have a material effect on the Company's financial position or results of operations.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities", that provides guidance in determining when variable interest entities should be consolidated in the financial statements of the primary beneficiary. For the Company, the consolidation provisions of FIN 46, as revised, are effective in fiscal years beginning after December 15, 2004. The adoption of FIN 46 is not expected to have a material effect on the Company's financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity." SFAS No. 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and with one exception, is effective at the beginning of the first interim period beginning after June 15, 2003. The effect of adopting SFAS No. 150 is recognized as a cumulative effect of an accounting change as of the beginning of the period of adoption. Restatement of prior periods is not permitted. SFAS No. 150 did not have any impact on the Company's financial position or results of operations.

3.    Conversion of notes and accounts payable:

In May, 2002, the Company converted two notes payable totaling $176,666 to 903,231 shares of the Company's common stock at a price of $.20 per share. The notes had been issued in 2001 and bore interest at 12% annually.

During 2002, the Company issued 61,284 shares of the Company's common stock as payment for accounts payable of $12,283.

In March, 2003, the Company converted a note payable to the Albert E. Whitehead Living Trust of which the Company's Chief Executive Officer is Trustee, in the amount of $170,000 plus interest due to 874,071 shares of the Company's stock at a price of $.21 per share.


                                        F-9

During 2003, the Albert E. Whitehead Living Trust accepted 7,966,244 shares of the Company's common stock as payment for advances the trust had made to the Company at the conversion rate of $.03 per share under terms of an offer made to all creditors. The Lacy E. Whitehead Living Trust, of which the wife of the Company's Chief Executive Officer is Trustee, and another creditor of the Company also converted $59,045 and $16,854 in debt, respectively, to 1,968,172 and 561,797, respectively, shares of common stock as a part of the offer.

4.     Stock options:

Under a stock option plan adopted in 1995, the Company may grant options for up to 1,600,000 shares of common stock. The Board of Directors has sole discretion for the granting of the options. Stock options granted under the plan expire ten years from the date of grant plus 30 days. The exercise price of the options is the fair market value on the date of grant.

A summary of the Company's Incentive Plan as of December 31, 2003 and changes during the year is presented below:

                                                           Weighted Average
                                           Shares           Exercise Price
                                         _________         _________________

Outstanding at Beginning of Year 2003      981,666                .89

Granted                                    200,000                .10
                                         __________

Outstanding at End of Year 2003          1,181,666                .75
                                         ==========             =======

There were no options granted during the year ended December 31, 2002.

The following table summarizes information about stock options outstanding at December 31, 2003:

                   Options Outstanding              Options Exercisable
           _________________________________________________________________

                            Weighted
                            Average       Weighted                Weighted
Range of       Number       Remaining     Average    Number       Average
Exercise       Outstanding  Contractual   Exercise   Exercisable  Exercise
Prices         at 12/31/03  Life          Price      at 12/31/03  Price
____________________________________________________________________________
$0.10-$1.375    1,181,666    5.30 Years 	$0.75      1,181,666    $0.75

During the year ended December 31, 2003, the Company granted an option to an employee of the Company to purchase 50,000 shares of the Company's common stock and an option to Mr. Kinard, a member of the Board of Directors, to purchase 150,000 shares of the Company's common stock, both of which have an exercise price of $0.10 per share.

5.     Income taxes:

The provision for income taxes differs from the amount obtained by applying the Federal income tax rate of 34% to income before income taxes. The difference relates to the following items:

                                        F-10
          Statutory tax rate                         34%
                                                 ___________

          Expected recovery                      $(190,000)
          Benefit of losses not recognized         190,000
                                                 ___________

          Tax provision (benefit) as reported    $        -
                                                 ___________

The components of deferred income taxes at December 31, 2003 are as follows:

          Deferred tax assets:
            Loss carry-forwards                  $   937,000
            Valuation allowance                     (458,000)
                                                 ___________
                                                     479,000

          Deferred tax liabilities:
            Property and equipment                   479,000
                                                 ___________
          Net deferred taxes                     $         -
                                                 ___________

At December 31, 2003, the Company had net operating loss carryforwards of Approximately $2,750,000 which expire beginning in 2010.

Utilization of the Company's loss carryforwards is dependent on realizing Taxable income. Deferred tax assets for these carryforwards have been Reduced by a valuation allowance.

6.     Related party transactions:

On March 15, 2002, the Albert E. Whitehead Living Trust, of which the Company's Chief Executive Officer is Trustee, loaned the Company
$170,000 in the form of a convertible note. The note accrued interest at the rate of 10% per year, had a one year term, and was convertible into shares of the Company's Common Stock at the rate of $.21 per share. In February 2003, the note was converted into common stock of the Company.
During 2002, the Albert E. Whitehead Living Trust also paid $245,181 of operating expenses on behalf of the Company. The advance was repaid in the form of Common Stock in 2003 at the rate of $.03 per share in an offer made to all creditors of the Company, including the Lacy E. Whitehead Living Trust as further described in Note 4.

During 2003, the Company's Chief Executive Officer advanced an additional $128,957 for operating expenses which the Company has recorded in accounts payable in the accompanying balance sheet. See Note 4.

7.     Operating lease:

The Company leases office space under operating lease agreements with unrelated parties, which will expire in 2004 and 2006.

The future minimum lease payments under the operating leases are as follows:


                                        F-11

                  2004                    $52,800
                  2005                     52,800
                  2006                     17,600
                                         ________
                                         $123,200

Rent expense for the years ended December 31, 2003 and 2002, respectively, was $111,492 and $41,913.

Since December 2002, the Company has not paid the monthly lease and tax payments of approximately $4,400 (U.S.) on the Canadian office lease. The Company has been notified that the lease has been terminated without prejudice to the landlord's right to hold the Company liable for future damages related to lost rent.

8.     Property and equipment:

In 2002, the Company's management determined that an impairment allowance of $6,496,614 was necessary to properly value the Company's oil and gas properties bringing the net book value of the oil and gas properties to $594,915. The basis for the impairment was the determination by the United States Bureau of Land Management ("BLM") that it does not consider the Timber Draw #1-AH well economic. In other words, under the BLM's criteria for economic determination, the well will not pay out the cost incurred to drill
and complete the well.   However, by authority of the BLM,  for
the period from April to November 2003, the well was tested for production using production periods of ten days per month. The BLM also advised the Company that since it did not commence another test well prior to August 12, 2002, the Timber Draw Unit had been terminated. Furthermore, a bottom hole pressure survey conducted in April 2002 indicated a limited reservoir for the well. The basis of the impairment described above was calculated using an estimated $10 per acre market price for the leases multiplied by the Company's working interest. During 2003, the Company recorded impairment charges of $266,778 based on working interest percentages granted to a third party for performance of certain activities and management's assessment of certain undeveloped lease values.

In 2003, the Company acquired a 10% interest in the Gabbs Valley Prospect of Western Nevada by issuing 2,000,000 shares of Company stock. The Company has recorded its investment at $200,000. The Company's other property and equipment, totaling $20,086 at December 31, 2002, consists entirely of office furniture, fixtures and equipment, which are fully depreciated.

















                                        F-12

EXHIBIT 10.7

May 8, 2003



Mr. O. F. Duffield
16786 Kincheloe Rd.
Siloam Springs, AR  72761

                                        RE:   Acquisition Agreement,
                                              Gabbs Valley Prospect,
                                              Nye & Mineral Counties, Nevada

Dear Buddy:

This letter will serve as a memorandum of our verbal agreement whereby O. F. Duffield ("Duffield") agrees to sell Empire Petroleum a ten (10%) percent interest in leases owned outright by Duffield and lease ownership being contested in an adjoining block of leases more clearly defined as follows:

     Block I	   This block of federal leases consists of approximately 45,000 acres located primarily in Twps 12 & 13N, Rge 35E, Nye County, Nevada in which Duffield has a 100% working interest (80% NRI).

     Block II This block of federal leases consists of 26,080 acres located in Twps 12 & 13N, Rge 35E, Nye County, Nevada and the leases are recorded in Frontera Resources Ltd. which is controlled by James
               R. Isern. Duffield claims an interest in the Frontera leases and is pursuing legal means to resolve this issue.

Empire is prepared to issue Duffield 2,000,000 shares of its Common Stock for a ten (10%) percent interest in Block I, subject to royalties and overrides totaling twenty (20%) percent. Empire would also be entitled to a ten (10%) percent interest in the Block II Frontera leases should Duffield prevail and be awarded all or a portion of these leases. For clarification, should Duffield be awarded or settle for less than 100% of the Block II leases, Empire's interest shall be proportionately reduced based on the percentage received by Duffield. The Empire shares issued to Duffield would be restricted until such time as a registration of same was made. Empire would grant Duffield "Piggy Back" rights that would allow him to register his shares should Empire do a registration.

Empire, from the date this transaction is completed, would bear ten (10%) percent of all costs associated with lease maintenance (rentals), travel expenses associated with the Gabbs Valley Prospect, legal expenses incurred in the Frontera/Isern dispute and other prospect related matters.

Empire's President, A. E. Whitehead would agree to assist Duffield regarding all issues related to legal, geological, geophysical, marketing and other strategies for getting this prospect explored.

Duffield agrees to hold Empire's ten (10%) percent leasehold in trust until such time Empire requests an assignment of its interest. Empire and Duffield also agree to enter into an operating agreement and other agreements deemed necessary to exploring and producing hydrocarbons from the Gabbs Valley Prospect.

If this letter correctly sets out your understanding of our agreement please sign and return one copy of this letter to Empire.

                                         Yours very truly,


                                         /s/A. E. Whitehead

AEW/gs

Agreed to this 16th day of
May, 2003




/s/ O. F. Duffield

EXHIBIT 31

                              CERTIFICATION

I, Albert E. Whitehead, Chief Executive Officer (and principal financial officer) of Empire Petroleum Corporation, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Empire Petroleum Corporation;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

     4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

          (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

     5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):

          (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


March 30, 2004	                           /s/ Albert E. Whitehead
                                  Albert E. Whitehead, Chief Executive Officer
                                  and principal financial officer


EXHIBIT 32

                         CERTIFICATION PURSUANT TO
               18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the annual report of Empire Petroleum Corporation (the "Company") on Form 10-KSB for the period ending December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Albert E. Whitehead, Chief Executive Officer (and principal financial officer)of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


March 30, 2004				    /s/ Albert E. Whitehead
                              Albert E. Whitehead, Chief Executive Officer
                              and principal financial officer


A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

The foregoing certification is being furnished to the Securities and Exchange Commission as an exhibit to the Report and shall not be considered filed as part of the Report.