Form 10QSB
period 2004-03-31
EMPIRE PETROLEUM CORP
filed 2004-05-21
CIK 887396

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                               Form 10-QSB



(Mark One)

[X] Quarterly Report Under Section 13 OR 15(d) of the Securities
    Exchange Act of 1934

             For the quarterly period ended March 31, 2004

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

                              (918) 488-8068
                       (Issuer's telephone number)



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

Common Stock, $.001 Par Value - 37,830,190 shares outstanding as of March 31, 2004.

Transitional Small Business Disclosure Format: [ ] Yes [X] No



                      EMPIRE PETROLEUM CORPORATION

                        INDEX TO FORM 10-QSB

Part I. FINANCIAL INFORMATION                               Page

Item 1. Financial Statements

Balance Sheet at March 31, 2004 (Unaudited)                    1
Statements of Operations for the three months
   ended March 31, 2004 and 2003 (Unaudited)                   2
Statements of Cash Flows for the three months ended
   March 31, 2004 and 2003 (Unaudited)                         3
Notes to Financial Statements                                4-6

Item 2. Plan of Operation                                    6-9

Item 3. Controls and Procedures                             9-10

Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                      10


Signatures                                                    11




































Item 1. FINANCIAL STATEMENTS


                      EMPIRE PETROLEUM CORPORATION

                             BALANCE SHEET


                                                            March 31

                                                                2004

ASSETS                                                    (Unaudited)
                                                         ___________
Current assets:
  Cash                                                   $     1,224
  Accounts receivable                                         37,706
		                                             ___________
Total current assets                                          38,930

Property & equipment, net of accumulated
  depreciation and depletion                                 527,109
                                                         ___________
Total Assets             	                          $   566,039
                                                         ___________


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued
    liabilities                                          $   279,506
  Accounts payable to related party                          137,594
  Note payable                                                87,146
                                                         ___________
Total current liabilities                                    504,246
                                                         ___________
Total liabilities                                            504,246
                                                         ___________

Stockholders' equity:
  Common stock at par value                                   37,830
  Additional paid in capital                               8,380,635
  Accumulated deficit                                     (8,356,672)
                                                         ___________
Total stockholders' equity                                    61,793
                                                         ___________

Total Liabilities and Equity                             $   566,039
                                                         ___________


See accompanying notes to financial statements.







                                    -1-
                      EMPIRE PETROLEUM CORPORATION

                        STATEMENTS OF OPERATIONS

                             (Unaudited)


                                       Three Months Ended

                                           March 31
                                    ________________________

                                            2004        2003
                                    ____________  __________
Revenue:
  Petroleum sales                   $     34,607  $        0
                                    ____________  __________
                                          34,607           0
                                    ____________  __________

Costs and expenses:
  Production & operating                  22,128      17,234
  General & administrative                57,202      28,127
  Depreciation expense                         0       1,028
  Leasehold impairment                         0     190,066
                                    ____________  __________
                                          79,330     236,445
                                    ____________  __________
  Operating loss                         (44,723)   (236,445)
                                    ____________  __________
Other (income) and expense:
  Miscellaneous income                       (25)     (2,024)
  Interest expense                         1,725           0
                                    ____________  __________

Total other(income) and expense            1,700      (2,024)
                                    ____________  __________

Net loss                            $    (46,423) $ (234,431)
                                    ____________  __________

Net loss per common share           $        .00  $      .01
                                    ____________  __________

Weighted average number of
  common shares outstanding           37,830,190  26,529,686
                                    ____________  __________


See accompanying notes to financial statements.










                                           -2-
                      EMPIRE PETROLEUM CORPORATION

                        STATEMENTS OF CASH FLOWS

                             (UNAUDITED)

                                                Three Months Ended

                                               March 31,    March 31,
                                                   2004          2003
                                              _________     _________
Cash flows from operating activities:
  Net loss                                    $(46,423)    $(234,431)

Adjustments to reconcile net loss to
  net cash used in operating activities:
  Depreciation                                        0         1,028
  Leasehold impairment                                0       190,066
  Value of services contributed by employees     12,500             0

 (Increase) decrease in assets:
  Accounts receivable                           (16,643)          316
  Prepaid expenses                                2,651         3,920
Increase (decrease) in liabilities:
  Accounts payable and accrued expenses          20,103        34,106
                                               ________      ________
Net cash used in operating activities           (27,812)       (4,995)
                                               ________      ________
Cash flows from investing activities:
  Proceeds from sale of property, plant
    and equipment                                     0             0
                                               ________      ________
Net cash provided by investing activities             0             0
                                               ________      ________
Cash flows from financing activities:

  Advances from related party                     7,414             0


                                               ________      ________
Net cash provided by financing activities         7,414             0
                                               ________      ________

Net decrease in cash                            (20,398)      ( 4,995)

Cash - Beginning                                 21,622         5,454
                                               ________      ________
Cash -Ending                                   $  1,224      $    459
                                               ________      ________

Non-cash investing and financing activities:
  Common stock issued for accounts payable
     and accrued liabilities                   $      0      $278,441
  Common Stock issued for notes and
     debentures payable                        $      0      $220,000


See accompanying notes to financial statements.


                                   -3-
                        EMPIRE PETROLEUM CORPORATION

                       NOTES TO FINANCIAL STATEMENTS

                              MARCH 31, 2004

                               (UNAUDITED)

1.     BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES:

The accompanying unaudited financial statements of Empire Petroleum Corporation (Empire, or the Company) have been prepared in accordance with United States generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position, the results of operations, and the cash flows for the interim period are included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

The information contained in this Form 10-QSB should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2003 which are contained in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission (the SEC) on March 30, 2004.

The continuation of the Company is dependent upon the ability of the Company to attain future profitable operations. These financial statements have been prepared on the basis of United States generally accepted accounting principles applicable to a company with continuing operations, which assume that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its obligations in the normal course of operations. Management believes the going concern assumption to be appropriate for these financial statements. If the going concern assumption were not appropriate for these financial statements, then adjustments might be necessary to adjust the carrying value of assets and liabilities and reported expenses.

The Company continues to explore and develop its oil and gas interests. The ultimate recoverability of the Company's investment in its oil and gas interests is dependent upon the existence and discovery of economically recoverable oil and gas reserves, confirmation of the Company's interest in the oil and gas interests, the ability of the Company to obtain necessary financing to further develop the interests, and upon the ability to attain future profitable production. The Company has been incurring significant losses in recent years and has a significant working capital deficiency as of March 31, 2004. The Company also recognized an impairment charge of $6,496,614 on its oil and gas property in 2002 and an additional impairment charge of $190,066 in the first quarter of 2003.

The Company believes it is the intention of the Company's Chief Executive Officer, or a trust controlled by him, to continue funding the Company's basic expenses through December 31, 2004, or until such time as the Company secures other sources of financing. However, there can be no assurance that such funds will be provided by Mr. Whitehead or an affiliate of Mr. Whitehead. In 2003, the Company engaged a partner to explore its Cheyenne

                                 -4-
River Prospect, and signed an agreement to acquire a 10% interest in a block of acreage in the Gabbs Valley Prospect of western Nevada. In order to sustain the Company's operations on a long term basis, the Company intends to continue to look for merger opportunities and consider public or private financings.

Compensation of Officers and Employees

The Company's executive officer serves without pay or other non-equity compensation. The fair value of these services is estimated by management and is recognized as a capital contribution. For the three months ended March 31, 2004, the Company recorded $12,500 as a capital contribution by its executive officer.

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

3.    PROPERTY AND EQUIPMENT:

At December 31, 2002, the Company's management determined that an impairment allowance of $6,496,614 was necessary to properly value the Company's oil and gas properties bringing the net book value of the oil and gas properties to $594,915. The basis for the impairment was the determination by the United States Bureau of Land Management (BLM) that it does not consider the Timber
Draw #1-AH well economic. In other words, under the BLM's criteria for economic determination, the well will not pay out the cost incurred to drill and complete the well. The BLM also advised the Company that since it did not commence another test well prior to August 12, 2002, the Timber Draw Unit was terminated. Furthermore, a bottom hole pressure survey conducted in April 2002 indicated a limited reservoir for the well. The value was calculated using an estimated $10 per acre market price for the leases multiplied by the Company's working interest.

In the first quarter 2003, the Company recorded an additional leasehold impairment charge of $190,066 as a result of the assignment of the leases on 42,237 acres in the Cheyenne River Prospect (See Note 5).

On May 8, 2003, the Company entered into an agreement with O.F. Duffield (Duffield Agreement) to acquire a ten percent (10%) interest in a block of acreage in the Gabbs Valley Prospect by agreeing to issue 2,000,000 shares of the Company's Common Stock to Mr. Duffield for such 10%

                                       -5-
interest. The shares were issued in July 2003. This block of acreage in the Gabbs Valley Prospect consists of federal leases covering approximately 45,000 acres in Nye and Mineral Counties, Nevada in which Mr. Duffield has a 100% working interest. Pursuant to the Duffield Agreement, the Company is also entitled to acquire up to a 10% interest in a block of 26,080 acres also located in the Gabbs Valley Prospect should Duffield acquire an interest in this block. The shares were valued at $.10 per share based on the closing price of the Company's common stock on the date of issuance.

4.    CONTINGENCIES

The Company's former management (Messrs. McGrain and Jacobsen) entered into a lease agreement for office space in Canada. This office was closed after Messrs. McGrain and Jacobsen resigned as officers of the Company. This lease agreement calls for monthly lease and tax payments of approximately $4,400 (U.S.) through April of 2006. No lease payment was made subsequent to December of 2002 and, in January of 2003, the Company was notified that the lease had been terminated without prejudice to the landlord's right to hold the Company liable for future damages related to lost rent. The Company has recorded a liability of $105,600 in the March 31, 2004 financial statements for payments due under the lease.

5.    PAYMENT OF LEASE RENTALS

On March 28, 2003, a third party paid approximately $84,485 of the Company's lease rentals on 42,237 acres in the Cheyenne River Prospect in return for an assignment of such leases. In connection with this transaction, the Company retained an overriding royalty of 1.5% on 33,597 of the acres and a 2% overriding royalty on 8,640 of the acres.

On March 31, 2003, a third party paid approximately $52,128 of the Company's lease rentals on 32,243 acres in the Cheyenne River Prospect in exchange for an option to drill a test well in order to earn an interest in the farmout block, which option was subject to the third party first completing a seismic survey covering 16 square miles in the Cheyenne River Prospect. This survey was completed in September of 2003. The processing and interpreting of the data from such survey was completed September 30, 2003, and earned the third party a 25% interest in the #1-AH well and prospect acreage. This third party has advised Empire it elects to drill a test well and a new Federal Drilling Unit has been formed on which to test (utilize) the seismic properly. Preparations are being made to drill a test well in the second or third quarter of 2004.

Item 2. PLAN OF OPERATION

The Company has no significant on-going income producing oil and gas properties at March 31, 2004. To date, the Company's operations have been primarily financed through sales of its Common Stock and loans from related parties. The Company's limited revenues have been generated by its Timber Draw #1-AH well, which is further described below.

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

                                        -6-
Prior to the Company acquiring Empire Petroleum Corporation, the Company entered into that certain farmout agreement dated November 15, 2000 by and among the Company, Empire Petroleum Corporation and certain other partners (the "Farmout Agreement"). Pursuant to the Farmout Agreement, drilling of the Timber Draw #1-AH well commenced during December of 2000 within the 25,000 acre Timber Draw Federal Drilling Unit included in the Cheyenne River Prospect. The following parties participated with Empire Petroleum Corporation in the drilling of the Timber Draw #1-AH well at the following participation levels: Maxy Resources, LLC (25%), Enterra
Energy Corp. (formerly Big Horn Resources Ltd.) (15%) and 74305
Alberta Ltd. (10%). The drilling of the Timber Draw #1-AH well was completed at a total measured depth of 10,578 feet, of which the last 2,030 feet were drilled horizontally through the Newcastle
"B" formation. The Timber Draw #1-AH encountered flows of oil and gas during the horizontal drilling. Thereafter, the Company conducted a series of production methods on its Timber Draw Unit #1-AH well during the period from February 13, 2001 to June 22, 2001. During the test period, the well flowed 8,139 barrels of 44 degree light gravity sweet crude and 29,072,000 cubic feet of natural gas with a BTU content of 1,493 and rich in natural gas liquids. Consulting engineers calculated that the natural gas would yield natural gas liquids of approximately 70 barrels per day based on estimated gas production of 500,000 cubic feet per day. The well was shut-in on June 22, 2001 to conserve the natural gas, which was flared during the test period. A bottom hole pressure survey of the Timber Draw
#1-AH well conducted in April of 2002 indicated a limited reservoir for this well.

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

Beginning in April of 2003, the Company initiated testing of the well for 10 days per month for a extended period by authority of the BLM. During the test periods indicated below, the #1-AH well produced the following number of barrels in 2003 and 2004:

                           Days in                     Number
   Month                 Test Period                 Of Barrels

April (2003)                    7                      1,335
June                           10                      1,421
July                           10                      1,321
August                         10                      1,029
October                        10                        954
November                       10                        693
January (2004)                 13                        585
February                       11                        479
March                          17                        389

All of the Company's limited revenues in 2003 and 2004 were attributable to the above described production from its #1-AH well. The Company

                                    -7-

continued testing the #1-AH well through March 2004. The test results will be evaluated to determine what future production practice might be utilized.

Through the period ended March 31, 2004, the Company has been actively engaged in seeking viable sources of financing to support continued operations and to continue its drilling plan. As stated above, the Company anticipated drilling additional wells prior to the quarter ended June 30, 2002. However, due to poor financial market conditions, it has not been able to raise the funds necessary to conduct its drilling program.
As a result, the Company has entered into arrangements with certain third parties in an attempt to commercially exploit its properties. On March 19, 2003, another company agreed to pay the lease rentals totaling $84,485 on 42,237 acres in the Cheyenne River Prospect in return for an assignment of the leases. The Company retained an overriding royalty of 1.5% on 33,597 acres and a 2% overriding royalty on approximately 8,640 acres. The third party paid the lease rentals on March 28, 2003.

As of March 31, 2004, the Company owns a thirty three and one-third percent (33.33%) working interest in the Timber Draw #1-AH well. The Company's working interest in the #1-AH well, was reduced from 50% by virtue of the terms of a Farmout Agreement with a third party that is subject to final documentation (the "2003 Farmout Agreement"), pursuant to which the third party completed a 16 square mile seismic program and earned a 25% interest in the #1-AH well effective October 1, 2003. The third party also has the right to drill a new test well on the farmout lands for which it will earn an additional interest in the #1-AH. Upon the completion of this new test well, the Company's interest in the #1-AH well will be reduced to 17.5% and its working interest in the balance of the 36,410 gross acres of leases currently held by the Company will be reduced to 26.8%. The Company will have no cost obligation associated with the new test well to be drilled by the third party. In order to drill the test well, a new Federal Unit is being formed. The Company anticipates that the new test well will be drilled in the second or third quarter of 2004. Also, as of December 31, 2003, the Company retains an overriding royalty on 42,237 acres.

On May 8, 2003, the Company entered into an agreement with O.F. Duffield (the "Duffield Agreement") to acquire a ten percent (10%) interest in a block of acreage in the Gabbs Valley Prospect by agreeing to issue 2,000,000 shares of the Company's Common Stock to Mr. Duffield for such 10% interest. The shares were issued in July 2003. This block of acreage in the Gabbs Valley Prospect consists of federal leases covering approximately 45,000 acres in Nye and Mineral Counties, Nevada in which Mr. Duffield has a 100% working interest. Pursuant to the Duffield Agreement, the Company is also entitled to acquire up to a 10% interest in a block of 26,080 acres also located in the Gabbs Valley Prospect should Duffield acquire an interest in this block. The shares were valued at $.10 per share based on the closing price of the Company's common stock on the date of issuance. The Company is in the process of forming a Federal Unit for this property.

As of March 31, 2004, the Company had $1,224 of cash on hand. The Company expects that its cash on hand will not be sufficient to fund its operations for any material length of time. During the next twelve months, the Company's material commitments include payments to be made and obligations that could arise as further described below. In addition, the Company expects to incur costs of approximately $10,000 per month relating to administrative, office and other expenses.

The Company's former management (Messrs. McGrain and Jacobsen) entered into a lease agreement for office space in Canada. This office was closed after

                                     -8-
Messrs. McGrain and Jacobsen resigned as officers of the Company. This lease agreement calls for monthly lease and tax payments of approximately $4,400 (U.S.) through April of 2006. No lease payment was made subsequent to December of 2002 and, January of 2003, the Company was notified that the lease had been terminated Without prejudice to the landlord's right to hold the Company liable for Future damages related to lost rent. The Company has recorded a liability of $105,600 in the financial statements relating to the lease for the period ended March 31, 2004.

In Tulsa, Oklahoma, the Company leases office space under a sub-lease agreement with an unrelated party which will expire in December 2004. The lease calls for monthly lease payments of $1,009 for the years 2003 and 2004.

As of March 31, 2004, the Company owes approximately $85,421 including accrued interest to Weatherford U.S., L.P. for services rendered by Weatherford.

Through the year ended December 31, 2003, the Company financed its operations primarily through advances made to the Company by the Albert E. Whitehead Living Trust, of which the Company's Chairman of the Board and Chief Executive Officer, Mr. Whitehead, is the trustee. The Company believes it is the intention of the Whitehead Trust to continue funding the Company's basic expenses through December 31, 2004, or until such time as the Company secures other sources of financing. However, there can be no assurance the Whitehead Trust will continue to fund such expenses. In order to sustain the Company's operations on a long term basis, management intends to continue to look for merger opportunities and consider public or private financings.
For the three months ended March 31, 2004, the Whitehead Trust has advanced $7,414 to the Company.

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

Material Risks

The Company has incurred significant losses from operations and there is no assurance that it will achieve profitability or obtain funds necessary to finance continued operations. For other material risks, see the Company's form 10-KSB for the period ended December 31, 2003, which was filed March 30, 2004.

Item 3.  CONTROLS AND PROCEDURES

The Company carried out an evaluation under the supervision of the Company's Chief Executive Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rules 13a - 15(e) and 15d - 15(e). Based on this evaluation, the Company's Chief Executive Officer (and principal financial officer) has concluded that the disclosure controls and procedures as of the end of the period covered by this report on Form 10-QSB are effective. The design of any system of controls is based in part upon certain assumptions about the

                                    -9-

likelihood of future events and there can be no assurance that any design will succeed in adhering to its stated goals under all potential future conditions. During the period covered by this report on Form 10-QSB, there have been no material changes in the Company's internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        a) Exhibits

           31 Certification of Chief Executive Officer (and principal financial officer) pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-B, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).


           32 Certification of Chief Executive Officer (and principal financial officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).





































                                    -10-
                      EMPIRE PETROLEUM CORPORATION

                             SIGNATURES

In accordance with the requirements of the Exchange Act, the small business issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        EMPIRE PETROLEUM CORPORATION



Date:  May 21, 2004                     By: /s/ Albert E. Whitehead
                                                ___________________
                                                Albert E. Whitehead
                                                Chairman/CEO



                                    EXHIBIT INDEX

NO.                DESCRIPTION

31 Certification of Chief Executive Officer (and principal financial officer) pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-B, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).


32 Certification of Chief Executive Officer (and principal financial officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).


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

                                 -11-
4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have;

       (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer's, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

       (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the controls and procedures, as of the end of the period covered by this report based on such evaluation; and

       (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):

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


May 21, 2004                           /s/ Albert E. Whitehead
                                       Albert E. Whitehead,
                                       Chief Executive Officer and
                                         Principal Financial Officer











                                   -12-

EXHIBIT 32

                        CERTIFICATION PURSUANT TO
                         18 U.S.C. SECTION 1350,
                         AS ADOPTED PURSUANT TO
              SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the quarterly report of Empire Petroleum Corporation (the "Company") on Form 10-QSB for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Albert E. Whitehead, Chief Executive Officer (and principal financial officer) of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

May 21, 2004                                /s/ Albert E. Whitehead

                                            Albert E. Whitehead
                                            Chief Executive Officer and
                                               principal financial officer



















                                       -13-