Form 10QSB
period 2004-06-30
EMPIRE PETROLEUM CORP
filed 2004-08-02
CIK 887396

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                               Form 10-QSB



(Mark One)

[X] Quarterly Report Under Section 13 OR 15(d) of the Securities
    Exchange Act of 1934

             For the quarterly period ended June 30, 2004

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

Common Stock, $.001 Par Value - 37,830,190 shares outstanding as of
June 30, 2004.

Transitional Small Business Disclosure Format: [ ] Yes [X] No



                      EMPIRE PETROLEUM CORPORATION

                        INDEX TO FORM 10-QSB

Part I. FINANCIAL INFORMATION                               Page

Item 1. Financial Statements

Balance Sheet at June 30, 2004 (Unaudited)                     1
Statements of Operations for the three months and six months
    ended June 30, 2004 and 2003 (Unaudited)                   2
Statements of Cash Flows for the six months ended
    June 30, 2004 and 2003 (Unaudited)                         3
Notes to Financial Statements                                4-6

Item 2. Plan of Operation                                    6-9

Item 3. Controls and Procedures                                9

Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                      10


Signatures                                                    11




































Item 1. FINANCIAL STATEMENTS


                      EMPIRE PETROLEUM CORPORATION

                             BALANCE SHEET


                                                             June 30,

                                                                2004

ASSETS                                                    (Unaudited)
                                                         ___________
Current assets:
  Cash                                                   $     1,532
  Accounts receivable                                         17,498
		                                             ___________
Total current assets                                          19,030

Property & equipment, net of accumulated
  depreciation and depletion                                 527,109
                                                         ___________
Total Assets             	                          $   546,139
                                                         ___________


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued
    liabilities                                          $   273,575
  Accounts payable to related party                          175,524
  Note payable                                                88,871
                                                         ___________
Total current liabilities                                    537,970
                                                         ___________
Total liabilities                                            537,970
                                                         ___________

Stockholders' equity:
  Common stock at par value                                   37,830
  Additional paid in capital                               8,393,135
  Accumulated deficit                                     (8,422,796)
                                                         ___________
Total stockholders' equity                                     8,169
                                                         ___________

Total Liabilities and Equity                             $   546,139
                                                         ___________


See accompanying notes to financial statements.







                                    -1-
                      EMPIRE PETROLEUM CORPORATION

                        STATEMENTS OF OPERATIONS

                             (Unaudited)


                            Three Months Ended              Six Months Ended

                                 June 30,                        June 30,
                         ____________________________   ________________________

                                  2004          2003            2004        2003
                         _____________  _____________   ____________  __________
Revenue:
  Petroleum sales        $       1,497   $    33,888    $     36,104  $   33,888
                         _____________  _____________   ____________  __________
                                 1,497        33,888          36,104      33,888
                         _____________  _____________   ____________  __________

Costs and expenses:
  Production & operating        17,652        21,882         39,772      39,117
  General & administrative      48,372        72,727        105,582     100,854
  Depreciation expense               0        30,000              0      31,028
  Leasehold impairment               0             0              0     190,066
                          ____________  _____________  ____________  __________
                                66,024       124,609        145,354     361,065
                          ____________  _____________  ____________  __________
  Operating loss               (64,527)      (90,721)      (109,250)   (327,177)
                          ____________  _____________  ____________  __________
Other (income) and expense:
  Miscellaneous income            (128)          (19)          (153)     (2,043)
  Interest expense               1,725             0          3,450           0
  Gain on sale of assets             0        (2,201)             0      (2,201)
                          ____________  _____________  ____________  __________

Total other(income) and
  expense                        1,597        (2,220)        3,297      (4,244)
                          ____________  _____________  ____________  __________

Net loss                  $    (66,124)  $   (88,501)  $  (112,547)  $(322,933)
                          ____________  _____________  ____________  __________

Net loss per common share $        .00   $        .00 $        .00  $      .01
                          ____________  _____________  ____________  __________
Weighted average number of
  common shares
  outstanding               37,830,190    35,830,190    37,830,190  31,205,630
                          ____________  _____________  ____________  __________


See accompanying notes to financial statements.








                                           -2-
                      EMPIRE PETROLEUM CORPORATION

                        STATEMENTS OF CASH FLOWS

                             (UNAUDITED)

                                                 Six Months Ended

                                               June 30,      June 30,
                                                   2004          2003
                                              _________     _________
Cash flows from operating activities:
  Net loss                                   $(112,547)    $(322,933)

Adjustments to reconcile net loss to
  net cash used in operating activities:
  Depreciation                                        0        31,028
  Leasehold impairment                                0       190,066
  Gain on sale of assets                              0        (2,201)
  Value of services contributed by employees     25,000        25,000

 (Increase) decrease in assets:
  Accounts receivable                             3,564           182
  Prepaid expenses                                2,651         3,920
Increase (decrease) in liabilities:
  Accounts payable and accrued expenses          15,898        65,916
                                               ________      ________
Net cash used in operating activities           (65,434)       (9,022)
                                               ________      ________
Cash flows from investing activities:
  Proceeds from sale of property, plant
    and equipment                                     0         7,311
                                               ________      ________
Net cash provided by investing activities             0         7,311
                                               ________      ________
Cash flows from financing activities:

  Advances from related party                    45,344             0


                                               ________      ________
Net cash provided by financing activities        45,344             0
                                               ________      ________

Net decrease in cash                            (20,090)      ( 1,711)

Cash - Beginning                                 21,622         5,454
                                               ________      ________
Cash -Ending                                   $  1,532      $  3,743
                                               ________      ________

Non-cash investing and financing activities:
  Common stock issued for accounts payable
     and accrued liabilities                   $      0      $278,441
  Common Stock issued for notes and
     debentures payable                        $      0      $220,000


See accompanying notes to financial statements.

                                   -3-
                        EMPIRE PETROLEUM CORPORATION

                       NOTES TO FINANCIAL STATEMENTS

                              JUNE 30, 2004

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

The Company continues to explore and develop its oil and gas interests. The ultimate recoverability of the Company's investment in its oil and gas interests is dependent upon the existence and discovery of economically recoverable oil and gas reserves, confirmation of the Company's interest in the oil and gas interests, the ability of the Company to obtain necessary financing to further develop the interests, and upon the ability to attain future profitable production. The Company has been incurring significant losses in recent years and has a significant working capital deficiency as of June 30, 2004. The Company also recognized an impairment charge of $6,496,614 on its oil and gas property in 2002 and an additional impairment charge of $190,066 in the first quarter of 2003.

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

Compensation of Officers and Employees

The Company's executive officer serves without pay or other non-equity compensation. The fair value of these services is estimated by management and is recognized as a capital contribution. For the six months ended June 30, 2004, the Company recorded $25,000 as a capital contribution by its executive officer.

2.    NOTES PAYABLE

In December 2001, the Company executed a note with Weatherford
U.S., L.P. to satisfy an outstanding indebtedness for service in the drilling of the Timber Draw #1-AH well. The principal amount of this note was $108,334 with interest payments at 10% per annum commencing on May 27, 2001, until all interest and principal amounts are paid in full. Timely payments were made in accordance with the terms of this note through March 2002. In April 2002, the "payee" of this note agreed to a revised payment schedule extending final payment of $66,997 from April 10, 2002, until June 10, 2002. In connection with this payment schedule, an initial payment of $10,000 was made in April 2002, however, since that time, no further payments have been made. At June 30, 2004, $88,871 was due under this note.

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

4.    CONTINGENCIES

The Company's former management (Messrs. McGrain and Jacobsen) entered into a lease agreement for office space in Canada. This office was closed after Messrs. McGrain and Jacobsen resigned as officers of the Company.
This lease agreement calls for monthly lease and tax payments of approximately $4,400 (U.S.) through April of 2006. No lease payment was made subsequent to December of 2002 and, in January of 2003, the Company was notified that the lease had been terminated without prejudice to the landlord's right to hold the Company liable for future damages related to lost rent. The Company has recorded a liability of $118,800 in the June 30, 2004 financial statements for payments due under the lease.

5.    PAYMENT OF LEASE RENTALS

On March 28, 2003, a third party paid approximately $84,485 of the Company's lease rentals on 42,237 acres in the Cheyenne River Prospect in return for an assignment of such leases. In connection with this transaction, the Company retained an overriding royalty of 1.5% on 33,597 of the acres and a 2% overriding royalty on 8,640 of the acres.

On March 31, 2003, a third party paid approximately $52,128 of the Company's lease rentals on 32,643 acres in the Cheyenne River Prospect in exchange for an option to drill a test well in order to earn an interest in the farmout block, which option was subject to the third party first completing a seismic survey covering 16 square miles in the Cheyenne River Prospect. This survey was completed in September of 2003. The processing and interpreting of the data from such survey was completed September 30, 2003, and earned the third party a 25% interest in the #1-AH well and prospect acreage. This third party has advised Empire it elects to drill a test well and a new Federal Drilling Unit has been formed on which to test (utilize) the seismic data. Preparations are being made to drill a test well in the third quarter of 2004.

Item 2. PLAN OF OPERATION

The Company has no significant on-going income producing oil and gas properties at June 30, 2004. To date, the Company's operations have been primarily financed through sales of its Common Stock and loans from related parties. The Company's limited revenues have been generated by its Timber Draw #1-AH well, which is further described below.

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

                                        -6-
Prior to the Company acquiring Empire Petroleum Corporation, the Company entered into that certain farmout agreement dated November 15, 2000 by and among the Company, Empire Petroleum Corporation and certain other partners. Pursuant to such Farmout Agreement, drilling of the Timber Draw #1-AH well commenced during December of 2000 within the 25,000 acre Timber Draw Federal Drilling Unit included in the Cheyenne River Prospect. The following parties participated with Empire Petroleum Corporation in the drilling of the Timber Draw #1-AH well at the following participation levels: Maxy Resources, LLC (25%), Enterra Energy Corp. (formerly Big Horn Resources Ltd.) (15%) and 74305 Alberta Ltd. (10%). The drilling of the Timber Draw #1-AH well was completed at a total measured depth of 10,578 feet, of which the last 2,030 feet were drilled horizontally through the Newcastle
"B" formation. The Timber Draw #1-AH encountered flows of oil and gas during the horizontal drilling. Thereafter, the Company conducted a series of production methods on its Timber Draw Unit #1-AH well during the period from February 13, 2001 to June 22, 2001. During the test period, the well flowed 8,139 barrels of 44 degree light gravity sweet crude and 29,072,000 cubic feet of natural gas with a BTU content of 1,493 and rich in natural gas liquids. The well was shut-in on June 22, 2001 to conserve the natural gas, which was flared during the test period. A bottom hole pressure survey of the Timber Draw
#1-AH well conducted in April of 2002 indicated a limited reservoir for this well.

The Bureau of Land Management ("BLM") advised the Company that it did not consider the Timber Draw Unit #1-AH well economic. In other words, under the BLM's criteria for economic determination, the well would not pay out the cost incurred to drill and complete the well. The Company planned on initiating additional drilling during the second half of 2002; however, due to poor financial market conditions, the Company was unable to raise the funds necessary to complete such drilling. The BLM also advised the Company that since it did not commence another test well prior to August 12, 2002, the Timber Draw Unit had been terminated.

Beginning in April of 2003, the Company initiated testing of the well for 10 days per month for an extended period by authority of the BLM. During the test periods indicated below, the #1-AH well produced the following number of barrels in 2003 and 2004:

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

All of the Company's limited revenues in 2003 and 2004 were attributable to the above described production from its #1-AH well. The well was not tested in the second quarter of 2004, but is expected to be tested at least 10 days in July of 2004. The test results will be evaluated to determine what future production practice might be utilized.


                                    -7-

Through the period ended June 30, 2004, the Company has been actively engaged in seeking viable sources of financing to support continued operations and to continue its drilling plan. However, the Company has not been able to raise the funds necessary to conduct its drilling program. As a result, in 2003, the Company entered into arrangements with certain third parties in an attempt to commercially exploit its properties. On March 19, 2003, another company agreed to pay the lease rentals totaling $84,485 on 42,237 acres in the Cheyenne River Prospect in return for an assignment of the leases. The Company retained an overriding royalty of 1.5% on 33,597 acres and a 2% overriding royalty on approximately 8,640 acres. The third party paid the lease rentals on March 28, 2003.

As of June 30, 2004, the Company owns a thirty three and one-third percent (33.33%) working interest in the Timber Draw #1-AH well. The Company's working interest in the #1-AH well, was reduced from 50% by virtue of the terms of a Farmout Agreement dated May 7, 2004, by and among the Company, Maxy Gold Corp. and Enterra Eneregy Corp., as Farmors, JED Oil (USA) Inc., as the Farmee, and 74305 Alberta, Ltd. as a Participant, pursuant to which Enterra Energy Corp. completed a 16 square mile seismic program and earned a 25% interest in the #1-AH well effective October 1, 2003. Enterra Energy Corp. earned the right to drill a new test well on the farmout lands for which it will earn an additional interest in the #1-AH. Upon the completion of this new test well, the Company's interest in the #1-AH well will be reduced to 17.5% and its working interest in the balance of the 36,410 gross acres of leases currently held by the Company will be reduced to 26.8%. The Company will have no cost obligation associated with the new test well. In order to drill the test well, a new Federal Unit has been formed and is known as the Hooligan Draw Unit. The new test well will be drilled by JMG Exploration, Inc., as an assignee of JED Oil (USA) Inc., and the Company anticipates that drilling operations will commence on or about August 4, 2004.

On May 8, 2003, the Company entered into an agreement with O.F. Duffield
(the "Duffield Agreement") to acquire a ten percent (10%) interest in a block of acreage in the Gabbs Valley Prospect by agreeing to issue
2,000,000 shares of the Company's Common Stock to Mr. Duffield for such 10% interest. The shares were issued in July 2003. This block of acreage in the Gabbs Valley Prospect consists of federal leases covering approximately 45,000 acres in Nye and Mineral Counties, Nevada in which Mr. Duffield has a 100% working interest. Pursuant to the Duffield Agreement, the Company is also entitled to acquire up to a 10% interest in a block of 26,080 acres also located in the Gabbs Valley Prospect should Duffield acquire an interest in this block. The shares were valued at $.10 per share based on the closing price of the Company's common stock on the date of issuance.
The Company has made an application for a new federal drilling unit covering 28,783 acres on the Gabbs Valley Prospect and is seeking one or more industry partners to drill a test well on this prospect or carry out a seismic survey with an option to drill.

As of June 30, 2004, the Company had $1,532 of cash on hand. The Company expects that its cash on hand will not be sufficient to fund its operations for any material length of time. During the next twelve months, the Company's material commitments include payments to be made and obligations that could arise as further described below. In addition, the Company expects to incur costs of approximately $10,000 per month relating to administrative, office and other expenses.

The Company's former management (Messrs. McGrain and Jacobsen) entered into a lease agreement for office space in Canada. This office was closed after


                                     -8-
Messrs. McGrain and Jacobsen resigned as officers of the Company. This lease agreement calls for monthly lease and tax payments of approximately $4,400 (U.S.) through April of 2006. No lease payment was made subsequent to December of 2002 and, in January of 2003, the Company was notified that the lease had been terminated without prejudice to the landlord's right to hold the Company liable for future damages related to lost rent. The Company has recorded a liability of $118,800 in the financial statements relating to the lease for the period ended June 30, 2004.

In Tulsa, Oklahoma, the Company leases office space under a sub-lease agreement with an unrelated party which will expire in December 2004. The lease calls for monthly lease payments of $1,039.

As of June 30, 2004, the Company owes approximately $88,871 including accrued interest to Weatherford U.S., L.P. for services rendered by Weatherford.

Through June 30, 2004, the Company financed its operations primarily through advances made to the Company by the Albert E. Whitehead Living Trust, of which the Company's Chairman of the Board and Chief Executive Officer, Mr. Whitehead, is the trustee. The Company believes it is the intention of the Whitehead Trust to continue funding the Company's basic expenses through December 31, 2004, or until such time as the Company secures other sources of financing. However, there can be no assurance the Whitehead Trust will continue to fund such expenses. In order to sustain the Company's operations on a long term basis, management intends to continue to look for merger opportunities and consider public or private financings. Through the six months ended June 30, 2004, the Whitehead Trust has advanced $45,344 to the Company.

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

Item 3.  CONTROLS AND PROCEDURES

The Company carried out an evaluation under the supervision of the Company's Chief Executive Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rules 13a - 15(e) and 15d - 15(e). Based on this evaluation, the Company's Chief Executive Officer (and principal financial officer) has concluded that the disclosure controls and procedures as of the end of the period covered by this report on Form 10-QSB are effective. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in adhering to its stated goals under all potential future conditions. During the period covered by this report on Form 10-QSB, there have been no material changes in the Company's internal controls over financial reporting.


                                    -9-
PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        a) Exhibits

           10 Farmout Agreement dated May 7, 2004 by and among the Company and the other parties named therein (submitted herewith).

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

       b)  Reports on Form 8-K

           On July 21, 2004, the Company filed a Form 8-K under Item 9, which was dated July 21, 2004.

































                                    -10-
                      EMPIRE PETROLEUM CORPORATION

                             SIGNATURES

In accordance with the requirements of the Exchange Act, the small business issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        EMPIRE PETROLEUM CORPORATION



Date:  August 2, 2004                   By: /s/ Albert E. Whitehead
                                                ___________________
                                                Albert E. Whitehead
                                                Chairman/CEO



                                    EXHIBIT INDEX

NO.                DESCRIPTION

10 Farmout Agreement dated May 7, 2004 by and among the Company and the other parties named therein (submitted herewith).

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

EXHIBIT 10

                                 AGREEMENT

     THIS Agreement is made and entered into effective the 7th day of May, 2004 by and between

            EMPIRE PETROLEUM CORPORATION, a Delaware corporation, of Tulsa, Oklahoma, hereinafter referred to as "Empire",

                                   And

            MAXY GOLD CORP., of Vancouver, British Columbia, hereinafter referred to as "Maxy".

                                   And

            ENTERRA ENERGY CORP., a Canadian corporation, of Calgary, Alberta, Canada, sometimes referred to herein as "Enterra"

                                      -11-
            Empire,and Maxy hereinafter sometimes collectively referred to as "Empire/Maxy" and Empire, Maxy and Enterra sometimes collectively referred to as "Famor",

                                  And

            JED OIL (USA) INC. a Wyoming corporation, of Cheyenne, Wyoming, hereinafter referred to as "Jed" or "Earning Party"

                                  And

            74305 ALBERTA, LTD., a Canadian corporation, of Calgary, Alberta Canada, sometimes referred to herein as "74305" or "Participant"


      WHEREAS, Americomm Resources Corporation (Farmor) entered a Farmout Agreement dated November 15, 2000 with Empire Petroleum Corporation (Farmee) and Nancy Davidson Jensen, individually and as Trustee of the Fed S. Jensen Testamentary Trust, Richard H. Bate, A.R. Briggs and Thomas L. Thompson ("JBB&T"), hereinafter referred to as the "Americomm/Empire Farmout Agreement".

      WHEREAS, Empire Petroleum Corporation entered into Letter Agreements dated November 10, 2000 with Maxy Oil & Gas Limited (now Maxy Gold Corp.), Big Horn Resources Ltd. (now Enterra Energy Corp.) and 74305 Alberta Limited whereby they agreed to participate in the Americomm/Empire Farmout Agreement.

      WHEREAS, Empire Petroleum Corporation on behalf of itself, Maxy, 74305 and Big Horn Resources Ltd. proceeded to drill the Empire Timber Draw Unit #1-AH test well (hereinafter referred to the "#1-AH Well") in the SW/4NW/4 Section 15
- 39N - 66W, Niobrara County, Wyoming. Pursuant to the terms of the Americomm/Empire Farmout Agreement after the #1-AH Well was drilled and completed as an oil well, the #1-AH Well, the Participation Unit of the #1-AH Well and the South Block Lands as defined herein, (approximately 60,000 acres) were owned as follows:

			THE #1-AH WELL			BALANCE OF SOUTH
			& Participation Unit              BLOCK LANDS

			BPO      	APO

Empire	            50%         25.0%                    25.0%
Maxy              25%         12.5%                    12.5%
Big Horn          15%          7.5%                     7.5%
74305 Alberta     10%          5.0%                     5.0%
Americomm         Convertible 50.0%                    50.0%
                  GOR (CGOR)

      WHEREAS, Americomm and Empire did a share exchange and were formerly merged August 15, 2001 with the Empire name being the survivor of the merger.

      WHEREAS, after the merger of Americomm and Empire, the #1-AH Well and the South Block Lands, were owned as follows:

                  THE #1-AH WELL                    BALANCE OF SOUTH
                  & Participation Unit              BLOCK LANDS

                  BPO         APO

Empire	            50% CGOR    75.0%                      75.0%

                                  -12-
Maxy              25%         12.5%                      12.5%
Big Horn          15%          7.5%                       7.5%
74305 Alberta     10%          5.0%                       5.0%

      WHEREAS, effective November 25, 2003, Big Horn Resources Ltd. was amalgamated with several other legal entities and now operates as Enterra Energy Corp.

      WHEREAS, Empire/Maxy are the owners of an 87.5% oil and gas leasehold interest in and to the oil and gas leases and leasehold estate as described on Exhibit "A" attached hereto; and

      WHEREAS, Empire/Maxy are the owners of an undivided 75% gross working interest in and to the Timber Draw Unit #1-AH Well and the Participation Unit attributable thereto, located in Niobrara County, Wyoming; and

      WHEREAS, Enterra and 74305 have obtained from Empire/Maxy by the payment of rentals in the amount of $51,639.00, the right to (1) conduct a three dimensional seismic survey over a part of the lands as described on Exhibit "A" attached hereto, and (2) drill an exploratory horizontal well to test for oil and gas production underlying a part of the lands as described on Exhibit "A" attached hereto.

      NOW, THEREFORE, in consideration of Ten Dollars ($10.00) and other good and valuable consideration, the mutual receipt of which is acknowledged by all of the parties hereto, and subject to the terms and conditions as hereinafter set out, it is agreed as follows:

                             I.     INTERPRETATION

      In this Agreement, including the recitals, this Section and the Schedules, the following capitalized words and phrases shall have the following meanings:

      a) Farmout Lands: means the areal, stratigraphic and substance rights described as "Farmout Lands" in Exhibit "A" of the Agreement, or so much of those rights as remain subject to the Agreement and the Title Documents, including but not limited to the Participation Unit of the #1-AH Well, the South Block Lands and the North Block Lands.

      b)     North Block Lands:  means those lands defined as such in Exhibit
             "A".

      c) Operating Procedure: means the standard form Unit Operating Agreement for the Hooligan's Draw Unit, together with the standard form 1984 Copus Accounting Procedure, the election and amendments of which are attached as Exhibit "B".

      d) Participation Unit: means the participation unit of the Timber Draw #1-AH Well which is the SW/4NW/4 of section 15 - 39N - 66W or such lands as determined by federal or state governmental bodies.

      e) Stage I Earning Date: means the first day of the month succeeding the total completion of the seismic survey and interpretation of data, or October 1, 2003.

      f) Stage II Earning Date: means the first day of the month following the completion of the earning requirements as outlined in Clause
             6.5 of this Agreement.

                                     -13-
      g)     South Block Lands:  means those lands defined as such in Exhibit
             "A".

                       II.     CONVEYANCE OF NORTH BLOCK LANDS

      As an incentive for Enterra, Maxy and 74305 to accept this Agreement, and in consideration of the respective covenants and agreements of the Parties hereto hereinafter set forth, and in consideration of the payment by the Earning Party, the Participant and Maxy of $10.00, payment of which is hereby acknowledged by Empire, Empire hereby sells, assigns, transfers, conveys and sets over unto Maxy, Enterra and 74305 and Maxy, Enterra and 74305 hereby accept directly from Empire, an interest in the North Block Lands, as set out below, to have and hold the same together with all benefit and advantage to be derived therefrom, absolutely, effective the date of this Agreement.

      The interest conveyed to Maxy, Enterra and 74305 in the North Block Lands is as follows:

                         Maxy          12.5%
                         Enterra        7.5%
                         74305          5.0%

The resulting working interests in the North Block Lands prior to earning under this Agreement are as follows:

                         Empire        75.0%
                         Maxy          12.5%
                         Enterra        7.5%
                         74305          5.0%


                               III.     SCHEDULES

The following Schedules are attached and made part of this Agreement:

      a) Exhibit "A" which describes the Title Documents, the Farmout Lands and Encumbrances.

      b) Exhibit "B" which is the Operating Procedure and is included in this Agreement by reference.

                        IV.     PARTICIPATING PARTIES' OBGLIATION

      4.1 Seismic Program Participation: It is the intent of this Agreement that all costs and expenses of whatsoever nature incurred in the seismic program, as outlined herein will be paid as set forth in Clause VIII, for the account of Enterra and the Participant in the following percentages:

                         Enterra     95%
                         74305        5%

      4.2 Exploratory Drilling Program Participation: It is the intent of this Agreement that all costs and expenses of whatsoever nature incurred in the exploratory drilling program, as outlined herein will be paid as set forth in Clause VIII, for the account of Jed and the Participant in the following percentages:

                         Jed         95%
                         74305        5%

                                  -14-
      4.3 Equipping and Tie in Participation: It is the intent of this Agreement that all costs and expenses associated with the equipping through production tankage of the Exploratory Well will be paid as set forth in Clause VIII, for the account of Jed and the Participant in the following percentages:

                         Jed         95%
                         74305        5%

                           V.     SEISMIC PROGRAM

      5.1    3-D Survey.   Empire/Maxy have heretofore granted to Enterra and
74305 the optional right to conduct a 3-D seismic survey and Enterra and 74305 have exercised the right, conducted the 3-D survey and completed the geophysical and technical interpretation thereof.

      5.2    Costs and Expenses.   Enterra either has paid or is obligated to
pay 95% of the entire cost and expense of the 3-D survey and 74305 is obligated to pay or has paid its 5% share or costs.. Enterra and 74305 will be responsible for 95% and 5% respectively, of the total cost and expense thereof.

      5.3    Ownership of Seismic Data.   After completion of the total seismic
program, including interpretation of the ground data, geological, geophysical and other technical data, then at that point the seismic data shall be owned as a proprietary interest between the parties hereto. Upon written request, each party shall be provided with a complete data set, subject to the execution of a "confidentiality agreement" between all parties to this Agreement which shall be binding upon each entity, its directors, officers, shareholders, employees and agents. In the event that the data is shown to any third party by any party to this Agreement then any party viewing such data shall execute a confidentiality agreement in the same format as executed by the parties hereto.

      5.4    Rights Earned.   As of the date of this agreement, the seismic
program has been completed timely, in its entirety and all costs and expenses of whatsoever nature have been paid by Enterra and 74305, and Enterra has earned the following:

      a) an undivided twenty-five percent (25%) interest in and to the oil and gas leases and oil and gas leasehold estate as described on Exhibit "A" (specifically excluding the Participation Unit attributable to the Timber Draw Unit #1-AH Well), including all federal, state or fee oil and gas mining leases now owned of record by the parties hereto or purchased within the outside perimeter of the lands shown on Exhibit "A" subsequent to the date hereof. The title to the oil and gas leases and leasehold estate shall continue to be maintained in the name of Empire Petroleum Corporation until that point in time when Jed has either completed all earning requirements as outlined in Clause 6 under this Agreement or has elected to not earn any further interest. At that time Empire will make an assignment of leasehold interest as outlined in Clause 6.6

      b) An undivided twenty-five percent (25%) working interest in the # 1-AH Well including the oil and gas leasehold interest and any and all equipment related to or appurtenant to said well and Participation Unit. The title to the oil and gas leases and leasehold estate shall continue to be maintained in the name of Empire Petroleum Corporation until that point in time when Jed has either completed all earning requirements as outlined in Clause 6 under this Agreement or has elected to not earn any further interest. At that time Empire will make an assignment of leasehold interest as outlined in Clause 6.6.
Empire will hold the undivided twenty-five (25%) gross working interest in the Timber Draw Unit #1-AH Well, Participation Unit and balance of the lands, in

                                 -15-
trust for Enterra effective the Stage I Earning Date to the date at which time Jed becomes trustee for the remaining interest of Enterra. This working interest shall be subject to all royalty, overriding royalty or other burdens on production that exist as of the date hereof.

      Empire Petroleum Corporation, as the owner of an after-payout working interest in the Timber Draw Unit #1-AH Well, has converted such payout interest to an overriding royalty interest equivalent to the difference between the present royalty and overriding royalty burdens on production and twenty-five percent (25%) of 8/8.


                       VI.     EXPLORATORY WELL PROGRAM

      6.1    Optional Right.   Based upon the prior completion of the 3-D
seismic program and subject to the payment of all costs and expenses related thereto by Enterra and 74305 then Empire/Maxy and Enterra grant to Jed the right to drill an exploratory well at a location of its choice on the lands as described on Exhibit "A" (the "Exploratory Well").

      6.2    Well.   The Exploratory Well shall be commenced no later than June
1, 2004. In the event that this optional right to drill is not exercised by the commencement of actual horizontal drilling operations with a rig capable of drilling to at least total depth, as hereinafter defined, then this optional right shall terminate, unless such delay is caused by matters beyond the reasonable control of Jed. However, Jed shall have the right to extend the commencement date to July 1, 2004 by the payment to Empire of the sum of fifty-two thousand, one hundred and 27 Dollars, and 84 cents ($52,127.84) for oil and gas leasehold rentals. The well shall be drilled horizontally to a sufficient depth to thoroughly test the Newcastle Muddy Formation, which is expected to be found at a sub-sea depth of approximately 8,300 feet. Jed shall have the right, at its option, to test formations below the base of the Newcastle Muddy Formation, if it so elects.

      6.3    Substitute Well.   If Jed encounters an impenetrable substance or
other condition beyond its control, making further drilling of the initial well impractical by general accepted industry standards before reaching the total depth of 8,300 feet or penetrating the Newcastle Muddy Formation, Jed at its option, after properly plugging and abandoning the initial well, may commence the actual drilling of a substitute well. This substitute well shall be spudded no later than sixty (60) days after the drilling rig on the initial well is released. In the event that the substitute well is drilled to the depth as described above in full compliance with the terms and provisions of this Agreement, then the substitute well will be treated for all purposes as the Exploratory Well. If Jed elects not to drill a substitute well, then it shall not earn the interest as provided for in Paragraph 6.5.

      6.4    Costs and Expenses.   Prior to commencement of drilling operations,
Jed shall prepare an Authority for Expenditure covering the estimated cost of drilling the Exploratory Well to casing point and/or the plugging and abandonment thereof in accordance with the rules and regulations of the Department of the Interior and the State of Wyoming. It is anticipated that Entity 74305 will participate in the drilling of this well with its five percent (5%) working interest. Prior to commencement of drilling operations, Jed shall submit to 74305 an Authority for Expenditure for the drilling of the well with a cash call and no operations will be commenced until the total amount of the AFE is paid. In the event that Jed and 74305 elect to attempt completion of the well, then all estimated costs and expenses for completion and equipping of the well will be paid directly to creditor vendors involved in the operations for the drilling of the well, pursuant to the provisions of Paragraph VIII.
                                  -16-
      6.5    Rights Earned.   In the event that the Exploratory Well or
substitute well is drilled and completed and equipped into tanks (if oil) or capped (if gas), or plugged and abandoned, and all costs and expenses attributable thereto are paid by Jed or ninety-five percent (95%) thereof by Jed, if 74305 participates, then Jed shall earn the following:

      a) An undivided 40.16% interest in and to the oil and gas leases and oil and gas leasehold estate, as described on Exhibit "A" (specifically excluding the Participation Unit attributable to the Timber Draw Unit #1-AH Well), including all federal, state or fee oil and gas mining leases now owned of record by the parties hereto or purchased hereinafter within the outside perimeter of the lands shown on Exhibit "A".

      b) an undivided 40.16% working interest in and to the Timber Draw Unit #1-AH Well, including the oil and gas leasehold interest of the Participation Unit and any and all equipment related to or appurtenant to said well and/or Participation Unit. This assignment of working interest shall be subject to its proportionate share of all royalty and overriding royalty interest presently burdening said leases and leasehold estate and shall be effective the date of completion of the Exploratory Well or the date of plugging and abandonment.

      c)     Future Interest.   It is understood and agreed by and between the
             parties hereto that, once Enterra, (and 74305) completes the seismic program and Jed completes the earning requirements of the Exploratory Well, the ownership of the oil and gas leasehold estate and wells covered by this Agreement shall be as follows:

             (i)   Timber Draw Unit #1-AH Well and Participation Unit\

                                                      Gross Interest

                    Empire                                 17.50%
                    Maxy                                    8.75%
                    Enterra                                23.59%
                    74305                                  10.00%
                    Jed                                    40.16%

           (ii) Exploratory Well described in Clause VI (Exploratory Well Program) and the South Block and North Block Lands

                                                     Gross Interest

                    Empire                                26.785%
                    Maxy                                   4.465%
                    Enterra                               23.590%
                    74305                                  5.000%
                    Jed                                   40.160%

      6.6     Assignment of Interest.   At such time as Jed completes all
earning requirements as outlined under Clause 6.5, and upon the request of Jed, Empire will within thirty (30) days of such time, on behalf of itself, Maxy and Enterra, make assignment of the interests earned and acknowledged under this Agreement to Jed without warranty, either express or implied, and with the effective date of the assignment to be the date on which Jed completes the earning requirements under this clause or the date of plugging and abandonment
of the Exploratory Well.   Empire will assign the following interest to Jed:

                                  -17-
      a) 63.75% working interest in the Timber Draw Unit #1-AH Well and Participation Unit, 23.59% of which interest will be held in trust for Enterra by Jed.

      b) 63.75% working interest in the balance of the Farmout Lands, 23.59% of which interest will be held in trust for Enterra by Jed.

This assignment of oil and gas leases shall be subject to all terms and provisions of the oil and gas leases, all overriding royalty interest or other burdens on production, of record as this date and the terms and provisions, including Area of Mutual Interest provisions, of the following agreements:

             i) Americomm Cheyenne River Prospect Agreement dated March 4, 1998 between Fred S. Jensen, et al., as parties of the first part, and Americomm Resources Corporation, as party of the second part, and the First Amendment thereto dated April 9, 1998, and Second Amendment thereto dated March 24, 2003; and the Third Amendment thereto dated April 10, 2003.

            ii) Letter Agreement dated March 5, 1998 between Americomm Resources Corporation and Lawton L. Clark, as amended.

The assignments of oil and gas leases, as to federal leases or state leases, shall be as to leasehold rights or operating rights as may be applicable.

      At such time as Jed receives this assignment, Jed will prepare a formal trust agreement wherein Jed agrees to hold 23.59% working interest in both the Timber Draw Unit #1-AH Well and Participation Unit and the balance of the Farmout Lands in trust for Enterra.

                                VII.     OPERATIONS

      7.1      Operator during Seismic Program.   Enterra will be initial
Operator under the Agreement for the duration of the Seismic Program. Enterra does hereby nominate and appoint Empire Petroleum Corporation to act as the contract operator under this Agreement for the purpose of forming the federal oil and gas unit as will be required for the drilling of the Exploratory Well, and obtaining permits, licenses and other regulatory consents for the drilling of the Exploratory Well. FOR THE PURPOSE OF THIS AGREEMENT, THE CONTRACT OPERATOR IS SOMETIMES REFERRED TO HEREIN AS "NOMINEE OPERATOR".

      7.1.     Nominee Operator Costs and Expenses.   Enterra shall reimburse
the Nominee Operator for all of its costs and expenses, including, but not limited to, filing fees, abstracts or title opinion costs and expenses, travel, lodging, all costs and expenses of whatsoever nature related to the formation of the new federal oil and gas unit, and expenses as may be incurred by the Nominee Operator in the actual conduct of its duties as Nomimee Operator as defined under this Agreement. The Nominee Operator shall submit a monthly bill for such costs and expenses to Enterra and they shall be due and payable within fifteen
(15) days after receipt.

      7.2      Operating Agreement.   Jed will be Operator under this Agreement
during the Exploratory Drilling Program and under the Operating Procedure. It is agreed between the parties that the operations under this Agreement shall be conducted in accordance with the terms and provisions of the Operating Procedure, and that agreement will govern operations on the Farmout Lands including the drilling of the Exploratory Well, the Participation Unit and those lands outside the boundary of the Hooligan's Draw Unit. As soon as is practicable, Jed will be named Operator of the Hooligan's Draw Unit.

                                 -18-
                              VIII.     COSTS AND EXPENSES

      All costs and expenses related to the seismic program are to be paid by Enterra and 74305. All costs and expenses of whatsoever nature related to this Agreement, either directly or indirectly beyond the seismic program, are to be paid by Jed, including, but not limited to, all costs and expenses of whatsoever nature related to the entirety and completion of the drilling, equipping, completion and/or plugging and abandonment of the Exploratory Well. This obligation is subject to the participation of 74305, who will be responsible for paying its proportionate share of such activities or electing to proceed non-consent under the terms and provisions of the current Operating Procedure.

      8.1     Vendor Payments.   Enterra covenants and agrees that all costs and
expenses of the seismic program have been paid by Enterra, having made direct payment to each vendor.

      8.2     Lease Rentals.   From the effective date of this Agreement until
the Stage I Earning Date, Enterra and the Participant shall reimburse Empire for 100% of the cost of lease rentals required under the title documents of the Farmout Lands. From the Stage I Earning Date to the Stage II Earning date, or the date at which the Earning Party elects to not earn an interest hereunder, whichever first occurs, rentals will be paid by Jed - 95% and by 74305 - 5%. Effective the Stage II Earning Date, rentals will be paid in accordance with the working interest of the Parties in the Farmout Lands.

                            IX.     INDEMNITY AND LIEN

      9.1     Indemnity.   NOTWITHSTANDING THE FACT THAT EMPIRE PETROLEUM
CORPORATION IS ACTING AS NOMINEE OPERATOR, OR ANY OTHER PROVISION AS CONTAINED IN THE OPERATING AGREEMENT, ENTERRA, IN CONSIDERATION OF THE SERVICES TO BE PROVIDED BY EMPIRE PETROLEUM CORPORATION, AS NOMINEE OPERATOR, AGREES, TO THE FULLEST EXTENT PERMITTED BY APPLICABLE LAW, TO INDEMNIFY AND SAVE HARMLESS EMPIRE/MAXY FROM AND AGAINST ANY AND ALL CLAIMS, DEMANDS, SUITS, CAUSES OF ACTION, ATTORNEY FEES, COURT COSTS, JUDGMENTS OR AWARDS OF WHATSOEVER NATURE ARISING, DIRECTLY OR INDIRECTLY, FROM THE SEISMIC PROGRAM OR ON ACCOUNT OF PERSONAL INJURY, DEATH, PROPERTY DAMAGE OR ANY OTHER REASON WHATSOEVER WHICH ARISE, IN WHOLE OR IN PART, DIRECTLY OR INDIRECTLY, FROM ANY ACTIVITIES CONDUCTED UNDER THIS AGREEMENT, OR OTHER ACTIVITIES RELATED THERETO.

      9.2     Insurance.   Jed shall, at its sole cost and expense, obtain and
carry such insurance and bonds as may be necessary, with a loss payable clause extending to Empire/Maxy/Enterra. Such insurance and bonds shall cover at least the following minimum:

              a) Public liability and automobile liability insurance in the amount of at least Five Million Dollars ($5,000,000.00) per person per occurrence, and One Million Dollars ($1,000,000.00) for property damage insurance;

              b) Workman's Compensation insurance in an amount equal to the full liability as imposed by the laws of the State of Wyoming;

              c) Well control (blowout) insurance in a minimum amount of Two Million Five Hundred Thousand Dollars ($2,500,000.00);

              d) Such other insurance of whatsoever nature as may be required for the conducting of activities under this Agreement by local, state or federal laws or regulations.

                                    -19-
      9.3     Lien Rights.   Jed shall pay all taxes when due and shall not
permit any valid mechanic's lien, materialman's lien or other encumbrances, directly or indirectly attributable to activities under this agreement to become affixed to or otherwise burden any lease or other property interest covered by this Agreement, and any such lien or other encumbrance which may be affixed thereto as a matter of law shall be promptly discharged by Jed. Further, in the event that Jed does not make timely payments of all costs and expenses as may be due under the terms of this Agreement, including, but not limited to, reimbursement to the Nominee Operator of all costs and expenses incurred by it as Contract Operator, then Empire/ Maxy shall have a lien upon all of the interest of whatsoever nature of Enterra in and to the oil and gas leases, oil and gas leasehold estate, producing oil interest or producing gas interest located on lands as described on Exhibit "A" attached hereto.

                                 X.     MISCELLANEOUS

      10.1     Notices.   All notices and other communications provided for in
this Agreement, unless otherwise specified herein, shall be given by United States mail, Canadian mail, facsimile, Western Union telegraph or equivalent services, charges prepaid, to the addresses of the parties and to the attention of such representatives as may be contained in this Agreement, subject to the right of all parties hereto, from time to time, to designate other reasonable addresses and/or representatives for such purposes on thirty (30) days' notice to all parties hereto. Notices shall be deemed to be given upon receipt by the intended party.

Empire Petroleum Corporation
8801 South Yale, Suite 120
Tulsa, Oklahoma  74137-3575
(918) 488-8068
(918) 488-1530 (Facsimile)
Representative:  A. E. Whitehead

74305 Alberta, Ltd.
1510, 510 - 5th Street S.W.
Calgary, AB  T2P 3S2
(403) 269-3373
Representative:  Roger Giovanetto

Maxy Gold Corp.
2080 - 777 Hornby St.
Vancouver, B.C.  V6Z 1S4
Representative:  Armstrong Simpson

Enterra Energy Corp.
2600, 500 - 4th Avenue S.W.
Calgary, AB  T2P 2V6
(403) 263-0262
(403) 294-1197 facimile
Representative:  Tom Jacobson

Jed Oil (USA) Inc.
2600, 500 - 4th Avenue S.W.
Calgary, AB  T2P 2V6
(403) 263-0262
(403) 294-1197 facimile
Representative:  Luc Chartrand

      10.2      Complete Agreement.   This Agreement constitutes the entire

                                   -20-
agreement between the parties hereto as to the subject matter herein set forth and supercedes all prior written or oral agreements and representations pertaining thereto. No change, modification, alteration or amendment to this Agreement shall be binding upon the parties hereto, except as specifically expressed in writing and signed by each party agreeing to be bound thereby.

      10.3      Assignments of This Agreement.   This Agreement shall inure and
be to the benefit and binding upon the parties hereto, their respective heirs, successors and assigns; provided, however, that neither this Agreement nor the obligations hereunder may be assigned or transferred, in whole or in part, without the prior written consent of all parties, which shall not be unreasonably withheld.

      10.4      Execution of Further Documents.   Each party hereto, upon
request, shall execute, acknowledge and deliver any additional documents which may be reasonably required to carry out evidence or confirm the provisions and purposes of this Agreement, including, but not limited to, the execution of a new operating agreement, if such becomes applicable, the execution of an escrow agreement and escrow instructions, as provided for in paragraph V, and the execution of all state and federal documents as may be required to complete the activities contemplated in this Agreement.

      10.5      Warranty.   This Agreement is made without any warranty of title
of any nature, either express or implied.

      10.6      Headings.   The underlined headings used throughout this
Agreement are for administrative convenience only and shall be disregarded for purposes of construing disagreement.

      10.7      Law.   This Agreement is made and entered into in Tulsa,
Oklahoma, and is governed by the laws of the State of Wyoming. The exclusive venue of any action arising herein shall be in the State of Wyoming, County of Niobrara.

      10.8      IRS.   Any provision hereof to the contrary, notwithstanding any
provision as contained in the Operating Agreement governing this Agreement, the parties hereto do not intend, and neither this Agreement, nor any action hereunder by any party, shall be construed or interpreted to create a partnership, mining partnership, joint venture, association for profit or other relationship whereby any party shall become liable for the acts or obligations of another party, and the relationship created hereby shall be solely that of tenants-in-common. Each of the parties hereto also agrees to execute whatever documents may be necessary to be excluded from the application of Subchapter K of Chapter I of Subtitle A of the Internal Revenue Code of the United States of America.

      10.9      Other Agreements.   This Agreement and any assignments hereto
are made subject to all terms and provisions of the oil and gas leases affecting the lands described on Exhibit "A" and all assignments, agreements, instruments or other contracts relating thereto to which Empire/Maxy or a party which otherwise affects Empire/Maxy interest herein, whether of record or not.

      10.10     Counterpart Execution.   This Agreement may be executed in
counterparts, each of which so executed shall be given the effect of execution of the original Agreement. Failure of any party to execute this Agreement shall not render it ineffective as to any party which does execute. If counterparts of this Agreement are executed, the signatures of the parties thereto may be combined in and treated and given effect for all purposes as a single instrument.

                                   -21-
      EXECUTED the day and year first above written, but effective ("Effective Date") as of the 1st day of October, 2003.


EMPIRE EXPLORATION COMPANY                MAXY GOLD CORP.

By:________________________________       By:________________________________

___________________________________       ___________________________________


74305 ALBERTA LTD.                        ENTERRA ENERGY CORP.

By:________________________________       By:________________________________

___________________________________       ___________________________________


JED OIL (USA) INC.

By: ________________________________

____________________________________

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


                                    -22-
       (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the controls and procedures, as of the end of the period covered by this report based on such evaluation; and

       (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):

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


August 2, 2004                         /s/ Albert E. Whitehead
                                       Albert E. Whitehead,
                                       Chief Executive Officer and
                                         Principal Financial Officer

EXHIBIT 32

                        CERTIFICATION PURSUANT TO
                         18 U.S.C. SECTION 1350,
                         AS ADOPTED PURSUANT TO
              SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the quarterly report of Empire Petroleum Corporation (the "Company") on Form 10-QSB for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Albert E. Whitehead, Chief Executive Officer (and principal financial officer) of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                       -23-
August 2, 2004                              /s/ Albert E. Whitehead

                                            Albert E. Whitehead
                                            Chief Executive Officer and
                                               principal financial officer






















































                                      -24-