Form 10QSB
period 2004-09-30
EMPIRE PETROLEUM CORP
filed 2004-11-15
CIK 887396

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                               Form 10-QSB



(Mark One)

[X] Quarterly Report Under Section 13 OR 15(d) of the Securities
    Exchange Act of 1934

             For the quarterly period ended September 30, 2004

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

Common Stock, $.001 Par Value - 37,830,190 shares outstanding as of September 30, 2004.

Transitional Small Business Disclosure Format: [ ] Yes [X] No



                      EMPIRE PETROLEUM CORPORATION

                        INDEX TO FORM 10-QSB

Part I. FINANCIAL INFORMATION                               Page

Item 1. Financial Statements

Balance Sheet at September 30, 2004 (Unaudited)                1
Statements of Operations for the three months and nine months
    ended September 30, 2004 and 2003 (Unaudited)              2
Statements of Cash Flows for the nine months ended
    September 30, 2004 and 2003 (Unaudited)                    3

Notes to Financial Statements                                4-6

Item 2. Management's Discussion and Analysis                 6-9

Item 3. Controls and Procedures                             9-10

Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                      10


Signatures                                                    10



































Item 1. FINANCIAL STATEMENTS


                      EMPIRE PETROLEUM CORPORATION

                             BALANCE SHEET


                                                        September 30,

                                                                2004

ASSETS                                                    (Unaudited)
                                                         ___________
Current assets:
  Cash                                                   $        51
  Accounts receivable                                          5,917
		                                             ___________
Total current assets                                           5,968

Property & equipment, net of accumulated
  depreciation and depletion                                 527,109
                                                         ___________
Total Assets             	                          $   533,077
                                                         ___________


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
  Accounts payable and accrued
    liabilities                                          $   293,745
  Accounts payable to related party                          194,167
  Note payable                                                90,596
                                                         ___________
Total current liabilities                                    578,508
                                                         ___________
Total liabilities                                            578,508
                                                         ___________

Stockholders' equity (deficiency):
  Common stock at par value                                   37,830
  Additional paid in capital                               8,405,635
  Accumulated deficit                                     (8,488,896)
                                                         ___________
Total stockholders' equity (deficiency)                      (45,431)
                                                         ___________

Total Liabilities and Equity (Deficiency)                $   533,077
                                                         ___________


See accompanying notes to financial statements.







                                    -1-
                      EMPIRE PETROLEUM CORPORATION

                        STATEMENTS OF OPERATIONS

                             (Unaudited)


                            Three Months Ended             Nine Months Ended

                               September 30,                 September 30,
                         ____________________________   ________________________

                                  2004          2003            2004        2003
                         _____________  _____________   ____________  __________
Revenue:
  Petroleum sales        $      19,674   $    74,149    $     55,778  $  108,037
                         _____________  _____________   ____________  __________
                                19,674        74,149          55,778     108,037
                         _____________  _____________   ____________  __________

Costs and expenses:
  Production & operating        32,898        44,186         72,679      85,235
  General & administrative      51,119       112,222        156,724     213,076
  Depreciation expense               0        65,000              0      96,028
  Leasehold impairment               0             0              0     190,066
                          ____________  _____________  ____________  __________
                                84,017       221,408        229,403     584,405
                          ____________  _____________  ____________  __________
  Operating loss               (64,343)     (147,259)      (173,625)   (476,368)
                          ____________  _____________  ____________  __________
Other (income) and expense:
  Miscellaneous income               0           (84)          (153)     (2,128)
  Interest expense               1,725         8,623          5,175       8,623
  Gain on sale of assets             0             0              0      (2,201)
                          ____________  _____________  ____________  __________

Total other(income) and
  expense                        1,725         8,539         5,022       4,294
                          ____________  _____________  ____________  __________

Net loss                  $    (66,068)  $  (155,798)  $  (178,647)  $(480,662)
                          ____________  _____________  ____________  __________

Net loss per common share $        .00   $        .00 $        .00  $      .01
                          ____________  _____________  ____________  __________
Weighted average number of
  common shares
  outstanding               37,830,190    37,541,301    37,830,190  33,328,192
                          ____________  _____________  ____________  __________


See accompanying notes to financial statements.








                                           -2-
                      EMPIRE PETROLEUM CORPORATION

                        STATEMENTS OF CASH FLOWS

                             (UNAUDITED)

                                                 Nine Months Ended

                                           September 30, September 30,
                                                   2004          2003
                                              _________     _________
Cash flows from operating activities:
  Net loss                                   $(178,647)    $(480,662)

Adjustments to reconcile net loss to
  net cash used in operating activities:
  Depreciation                                        0        96,028
  Leasehold impairment                                0       190,066
  Gain on sale of assets                              0        (2,201)
  Value of services contributed by employees     37,500        37,500

 (Increase) decrease in assets:
  Accounts receivable                            15,145          (517)
  Prepaid expenses                                2,651         3,920
Increase (decrease) in liabilities:
  Accounts payable and accrued expenses          37,793       145,100
                                               ________      ________
Net cash used in operating activities           (85,558)      (10,766)
                                               ________      ________
Cash flows from investing activities:
  Proceeds from sale of property, plant
    and equipment                                     0         7,311
                                               ________      ________
Net cash provided by investing activities             0         7,311
                                               ________      ________
Cash flows from financing activities:

  Advances from related party                    63,987             0


                                               ________      ________
Net cash provided by financing activities        63,987             0
                                               ________      ________

Net decrease in cash                            (21,571)      ( 3,455)

Cash - Beginning                                 21,622         5,454
                                               ________      ________
Cash -Ending                                   $     51      $  1,999
                                               ________      ________

Non-cash investing and financing activities:
  Common stock issued for accounts payable
     and accrued liabilities                   $      0      $278,441
  Common Stock issued for notes and
     debentures payable                        $      0      $220,000
  Common Stock issued for leasehold interest   $      0      $200,000

See accompanying notes to financial statements.

                                   -3-
                        EMPIRE PETROLEUM CORPORATION

                       NOTES TO FINANCIAL STATEMENTS

                             SEPTEMBER 30, 2004

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

The Company continues to explore and develop its oil and gas interests. The ultimate recoverability of the Company's investment in its oil and gas interests is dependent upon the existence and discovery of economically recoverable oil and gas reserves, confirmation of the Company's interest in the oil and gas interests, the ability of the Company to obtain necessary financing to further develop the interests, and upon the ability to attain future profitable production. The Company has been incurring significant losses in recent years and has a significant working capital deficiency as of September 30, 2004. The Company also recognized an impairment charge of $6,496,614 on its oil and gas property in 2002 and an additional impairment charge of $190,066 in the first quarter of 2003.

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

Compensation of Officers and Employees

The Company's executive officer serves without pay or other non-equity compensation. The fair value of these services is estimated by management and is recognized as a capital contribution. For the nine months ended September 30, 2004, the Company recorded $37,500 as a capital contribution by its executive officer.

2.    NOTES PAYABLE

In December 2001, the Company executed a note with Weatherford
U.S., L.P. to satisfy an outstanding indebtedness for service in the drilling of the Timber Draw #1-AH well. The principal amount of this note was $108,334 with interest payments at 10% per annum commencing on May 27, 2001, until all interest and principal amounts are paid in full. Timely payments were made in accordance with the terms of this note through March 2002. In April 2002, the "payee" of this note agreed to a revised payment schedule extending final payment of $66,997 from April 10, 2002, until June 10, 2002. In connection with this payment schedule, an initial payment of $10,000 was made in April 2002, however, since that time, no further payments have been made. At September 30, 2004, $90,596 was due under this note.

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

4.    CONTINGENCIES

The Company's former management (Messrs. McGrain and Jacobsen) entered into a lease agreement for office space in Canada. This office was closed after Messrs. McGrain and Jacobsen resigned as officers of the Company. This lease agreement calls for monthly lease and tax payments of approximately $4,400 (U.S.) through April of 2006. No lease payment was made subsequent to December of 2002 and, in January of 2003, the Company was notified that the lease had been terminated without prejudice to the landlord's right to hold the Company liable for future damages related to lost rent. The Company has recorded a liability of $132,000 in the September 30, 2004 financial statements for payments due under the lease.

5.    PAYMENT OF LEASE RENTALS

On March 28, 2003, a third party paid approximately $84,485 of the Company's lease rentals on 42,237 acres in the Cheyenne River Prospect in return for an assignment of such leases. In connection with this transaction, the Company retained an overriding royalty of 1.5% on 33,597 of the acres and a 2% overriding royalty on 8,640 of the acres.

On March 31, 2004, a third party paid approximately $52,128 of the Company's lease rentals on 32,643 acres in the Cheyenne River Prospect in exchange for an option to drill a test well in order to earn an interest in the farmout block, which option was subject to the third party first completing a seismic survey covering 16 square miles in the Cheyenne River Prospect. This survey was completed in September of 2003. The processing and interpreting of the data from such survey was completed September 30, 2003, and earned the third party a 25% interest in the #1-AH well and prospect acreage. This third party commenced a test well in the NW/4NE/4 Section 15, Twp 39N, Rge 66W, Niobrara County, Wyoming, known as the Empire Hooligan Draw Unit #1-AH, on August 6, 2004. The well was drilled horizontally to a measured drilling depth of 9,332 feet. The third party is in the process of completing and testing the well.

6.    SUBSEQUENT EVENT

Subsequent to September 30, 2004, the Company's Chief Executive Officer relinquished 170,000 options to acquire Company common stock.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

GENERAL TO ALL PERIODS

The Company's primary business is the exploration and development of oil and gas interests. The Company has incurred significant losses from operations, and there is no assurance that it will achieve profitability or obtain funds


                                  -6-
necessary to finance its operations. Sales revenue for all periods presented is attributable to the production of oil from the Company's Timber Draw #1-AH well located in the Eastern Powder River Basin in the State of Wyoming, otherwise known as the Cheyenne River Prospect.

For all periods presented, the Company's effective tax rate is 0%. The Company has generated net operating losses since inception, which would normally reflect a tax benefit in the statement of operations and a deferred asset on the balance sheet. However, because of the current uncertainty as to the Company's ability to achieve profitability, a valuation reserve has been established that offsets the amount of any tax benefit available for each period presented in the statements of operations.

THREE MONTH PERIOD ENDED SEPTEMBER 30, 2004, COMPARED TO THREE MONTH PERIOD ENDED SEPTEMBER 30, 2003

For the three months ended September 30, 2004, sales revenue decreased $54,475 to $19,674, compared to $74,149 for the same period during 2003.
The decrease in sales revenue was the result of a decrease in production for the Timber Draw #1-AH, which is attributable to a limited reservoir. For the three months ended September 30, 2004, sales volume decreased 1,392 barrels to 948 barrels, compared to 2,340 barrels for the same period in 2003. The average realized per barrel oil price increased 35% from $22.57 for the three months ended September 30, 2003 to $30.58 for the three months ended September 30, 2004.

Production and operating expenses decreased $11,288 to $32,898 for the three months ended September 30, 2004, from $44,186 for the same period in 2003. This decrease was primarily attributable to lower production on the Company's test well.

General and administrative expenses decreased by $61,103 to $51,119 for the three months ended September 30, 2004, from $112,222 for the same period in 2003. The decrease was primarily related to the Company's accrual for the Canadian office rent in 2003. The Company began accruing for potential liability related to the Canadian office lease in the third quarter of 2003, and accrued 18 months of expense during the quarter ended September 30, 2003, compared to three months in 2004.

Depreciation expense decreased by $65,000 to $0 for the three months ended September 30, 2004, compared to the same period in 2003. There was no depreciation expense attributable to the three months ended September 30, 2004, because the depreciable assets were fully depreciated.

For the three months ended September 30, 2004, interest expense decreased to $1,725 from $8,623 when compared to the same period in 2003. The decrease was due to the accrual of prior interest expense on the Weatherford note in 2003. The Company began accruing interest on the note in the third quarter of 2003, and accrued 18 months of interest at September 30, 2003 compared to three months in 2004.

For the reasons discussed above, net loss decreased $89,730 from $(155,798) for the three months ended September 30, 2003, to $(66,068) for the three months ended September 30, 2004.

NINE MONTH PERIOD ENDED SEPTEMBER 30, 2004, COMPARED TO NINE MONTH PERIOD ENDED SEPTEMBER 30, 2003



                                  -7-
For the nine months ended September 30, 2004, sales revenue decreased $52,259 to $55,778, compared to $108,037 for the same period during 2003. The decrease in sales revenue was the result of a decrease in production for the Timber Draw #1-AH, which is attributable to a limited reservoir. For the nine months ended September 30, 2004, sales volume decreased 2,976 barrels to 2,426 barrels, compared to 5,402 barrels for the same period in 2003. The average realized per barrel oil price increased 21% from $22.30 for the nine months ended September 30, 2003 to $27.04 for the nine months ended September 30, 2004.

Production and operating expenses decreased $12,556 to $72,679 for the nine months ended September 30, 2004, from $85,235 for the same period in 2003. This decrease was primarily attributable to lower production on the Company's test well.

General and administrative expenses decreased by $56,352 to $156,724 for the nine months ended September 30, 2004, from $213,076 for the same period in 2003. The decrease was primarily related to the Company's accrual for the Canadian office rent in 2003. The Company began accruing for potential liability related to the Canadian office lease in the third quarter of 2003, and accrued 18 months of expense during the quarter ended September 30, 2003, compared to nine months in 2004.


Depreciation expense decreased by $96,028 to $0 for the nine months ended September 30, 2004, compared to the same period in 2003. There was no depreciation expense attributable to the nine months ended September 30, 2004, because the depreciable assets were fully depreciated.

During the nine months ended September 30, 2003, the Company recorded a leasehold impairment charge of $190,066 as a result of the assignment of the leases on 42,237 acres in the Cheyenne River Prospect. There was no comparable charge during the comparable period in 2004.

For the nine months ended September 30, 2004, interest expense decreased $3,448 $5,175 when compared to the same period in 2003. The decrease was due to the accrual of prior interest expense on the Weatherford note in 2003. The Company began accruing interest on the note in the third quarter of 2003, and accrued 18 months of interest at September 30, 2003 compared to nine months in 2004.

For the reasons discussed above, net loss decreased $302,015 from $(480,662) for the nine months ended September 30, 2003, to $(178,647) for the nine months ended September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

As of September 30, 2004, the Company had $51 of cash on hand. The Company's cash on hand will not be sufficient to fund its operations for any length of time. During the next twelve months, the Company expects to incur costs of approximately $10,000 per month relating to administrative, office and other expenses. In addition, the Company's other material commitments in the next twelve months could include payments to be made and obligations that could arise as further described below.

The Company's former management (Messrs. McGrain and Jacobsen) entered into a lease agreement for office space in Canada. This office was closed after


                                  -8-
Messrs. McGrain and Jacobsen resigned as officers of the Company. This lease agreement calls for monthly lease and tax payments of approximately $4,400 (U.S.) through April of 2006. No lease payment has been made subsequent to December of 2002 and, in January of 2003, the Company was notified that the lease had been terminated without prejudice to the landlord's right to hold the Company liable for future damages related to lost rent. As of the period ended September 30, 2004, the Company has recorded a liability of $132,000 in its financial statements relating to the lease.

As of September 30, 2004, the Company owes approximately $90,596 including accrued interest to Weatherford U.S., L.P. for services rendered by Weatherford.

ADVANCES FROM RELATED PARTY

The Company has had difficulty in obtaining financing from traditional financing sources. Through September 30, 2004, the Company financed its operations primarily through advances made to the Company by the Albert E. Whitehead Living Trust, of which the Company's Chairman of the Board and Chief Executive Officer, Mr. Whitehead, is the trustee. The Company believes it is the intention of the Whitehead Trust to continue funding the Company's basic expenses through December 31, 2004, or until such time as the Company secures other sources of financing. However, there can be no assurance the Whitehead Trust will continue to fund such expenses. In order to sustain the Company's operations on a long term basis, management intends to continue to look for merger opportunities and consider public or private financings. Through the nine months ended September 30, 2004, the Whitehead Trust has advanced $63,987 to the Company.

MATERIAL RISKS

The Company has incurred significant losses from operations and there is no assurance that it will achieve profitability or obtain funds necessary to finance continued operations. For other material risks, see the Company's form 10-KSB for the period ended December 31, 2003, which was filed March 30, 2004.

FORWARD-LOOKING INFORMATION

This quarterly report on Form 10-QSB, including this section, includes certain statements that may be deemed "forward-looking statements" within the meaning of federal securities laws. All statements, other than statements of historical facts, that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including future sources of financing and other possible business developments, are forward-looking statements. Such statements are subject to a number of assumptions, risks and uncertainties and could be affected by a number of different factors, including the Company's failure to secure short and long term financing necessary to sustain and grow its operations, increased competition, changes in the markets in which the Company participates and the technology utilized by the Company and new legislation regarding environmental matters. These risks and other risks that could affect the Company's business are more fully described in reports it files with the Securities and Exchange Commission, including its Form 10-KSB for the fiscal year ended December 31, 2004. Actual results may vary materially from the forward-looking statements. The Company undertakes no duty to update any of the forward-looking statements in this Form 10-QSB.

Item 3.  CONTROLS AND PROCEDURES



                                  -9-
The Company carried out an evaluation under the supervision of the Company's Chief Executive Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rules 13a - 15(e) and 15d - 15(e). Based on this evaluation, the Company's Chief Executive Officer (and principal financial officer) has concluded that the disclosure controls and procedures as of the end of the period covered by this report on Form 10-QSB are effective. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in adhering to its stated goals under all potential future conditions. During the period covered by this report on Form 10-QSB, there have been no material changes in the Company's internal controls over financial reporting.

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

                                        EMPIRE PETROLEUM CORPORATION



Date:  November 15, 2004                    By: /s/ Albert E. Whitehead
                                                ___________________
                                                Albert E. Whitehead
                                                Chairman/CEO



                                    EXHIBIT INDEX

NO.                DESCRIPTION


31 Certification of Chief Executive Officer (and principal financial officer) pursuant to Rules 13a-14(a) and 15d-14(a)

                                  -10-
                promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-B, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

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

       (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the controls and procedures, as of the end of the period covered by this report based on such evaluation; and

       (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and



                                  -11-
5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):

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


November 15, 2004                      /s/ Albert E. Whitehead
                                       Albert E. Whitehead,
                                       Chief Executive Officer and
                                         Principal Financial Officer

EXHIBIT 32

                        CERTIFICATION PURSUANT TO
                         18 U.S.C. SECTION 1350,
                         AS ADOPTED PURSUANT TO
              SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the quarterly report of Empire Petroleum Corporation (the "Company") on Form 10-QSB for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Albert E. Whitehead, Chief Executive Officer (and principal financial officer) of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



November 15, 2004                           /s/ Albert E. Whitehead

                                            Albert E. Whitehead
                                            Chief Executive Officer and
                                               principal financial officer







                                  -12-