Form 10KSB
period 2004-12-31
EMPIRE PETROLEUM CORP
filed 2005-03-31
CIK 887396

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                               FORM 10-KSB

  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 2004

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ X ]

The issuer's gross revenues for the most recent fiscal year were $82,140.



The aggregate market value of the voting and non-voting common equity held by non-affiliates, based upon the average bid and asked prices of the Common Stock on March 15, 2005 was $2,366,217.

The number of shares outstanding of the issuer's Common Stock, as of March 15, 2005 was 37,830,190.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]



















































                                         -2-

                            EMPIRE PETROLEUM CORPORATION
                                    FORM 10-KSB
                                 TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                          PAGE NUMBER

PART I

Item 1.    Description of Business                                   4-7

Item 2.    Description of Property                                   7-8

Item 3.    Legal Proceedings                                           8

Item 4.    Submission of Matters to a Vote of Security Holders         8

PART II

Item 5.    Market for Common Equity and Related Stockholder
           Matters                                                   8-9

Item 6.    Management's Discussion and Analysis                     9-17

Item 7.    Financial Statements                               F-1 through F-12

Item 8.    Changes In and Disagreements with Accountants on
           Accounting and Financial Disclosure                        18

Item 8A.   Controls and Procedures                                    18

Item 8B.   Other Information                                          18

PART III

Item 9.    Directors, Executive Officers, Promoters and Control
           Persons; Compliance with Section 16(a) of the Exchange
           Act                                                     18-19

Item 10.   Executive Compensation                                     20

Item 11.   Security Ownership of Certain Beneficial Owners
           and Management and Related Stockholder Matters          20-21

Item 12.   Certain Relationships and Related Transactions             22

Item 13.   Exhibits                                                22-23

Item 14.   Principal Accountant Fees and Services                  23-24

           Signatures                                                 24









                                         -3-

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

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

Prior to the Company acquiring Empire Petroleum Corporation, the Company entered into that certain Farmout Agreement dated November 15, 2000 by and between the Company, Empire Petroleum Corporation and certain other parties (the "2000 Farmout Agreement"). Pursuant to the 2000 Farmout Agreement, drilling of the Timber Draw #1-AH well commenced during December 2000 within the 25,000 acre Timber Draw Federal Drilling Unit included in the Cheyenne River Prospect. The following parties participated with Empire Petroleum Corporation in the drilling of the Timber Draw #1-AH test well at the following participation levels: Maxy Resources, LLC (25%), Enterra Energy Corp. (formerly Big Horn Resources Ltd.) (15%) and 74305 Alberta Ltd. (10%).
The drilling of the Timber Draw #1-AH well was completed at a total measured depth of 10,578 feet, of which the last 2,030 feet were drilled horizontally through the Newcastle "B" formation. The Timber Draw
#1-AH well encountered flows of oil and gas during the horizontal drilling. Thereafter, the Company conducted a series of production tests on its Timber Draw #1-AH well during the period from February 13, 2001, to June 22, 2001. During the test period, the well flowed 8,139 barrels of 44 degree light gravity sweet crude and 29,072,000 cubic feet of natural gas with a BTU content of 1,493 and rich in natural gas liquids. Consulting engineers calculated that the natural gas would yield natural gas liquids of approximately 70 barrels per day based on estimated gas production of 500,000 cubic feet per day. The well was shut-in on June 22, 2001 to conserve the


                                       -4-
natural gas, which was flared during the test period. A bottom hole pressure survey of the Timber Draw #1-AH well conducted in April 2002 indicated a limited reservoir for this well.

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

As of December 31, 2004, the Company owns a thirty three and one-third (33.33%) percent working interest in the Timber Draw #1-AH well. The Company's working interest in the #1-AH well, was reduced from 50% by virtue of the terms of a Farmout Agreement dated May 7, 2004 by and among the Company, Maxy Gold Corp. and Enterra Energy Corp., as farmors, JED Oil (USA) Inc., as Farmee, and 74305 Alberta, Ltd., as a Participant (the "2004 Farmout Agreement"), pursuant to which Enterra Energy Corp. earned a 25% interest in the #1-AH well effective as of October 1, 2003 by completing a 16 square mile seismic program. Effective as of August 1, 2004, JED Oil (USA) Inc. assigned all of its rights and obligations under the 2004 Farmout Agreement to JMG Exploration, Inc. Pursuant to the 2004 Farmout Agreement, JMG Exploration, Inc. began drilling a new test well on August 6, 2004. As of December 31, 2004, this well was being tested while waiting for a service rig with which to clean out the well by circulating the drilling mud. The well is tested every fifth day at which time it usually flows for three hours and produces 50 to 60 barrels of oil. Through December 31, 2004, the well produced approximately 1,030 barrels of oil. Upon final completion of this new test well, known as the Empire Hooligan Draw Unit #1-AH, the Company's interest in the Timber Draw #1-AH will be reduced to 17.5% and its working interest in the balance of the 36,410 gross acres of leases currently held by the Company will be reduced to 26.8%. The Company had no cost obligation associated with the new test well. In order to drill this test well, a new Federal Unit named the Hooligan Draw Unit was formed. Also as of December 31, 2004, the Company retains an overriding royalty on 42,237 acres.

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

Risks Inherent in Oil and Gas Exploration

Exploration for oil and gas is highly speculative and involves a great degree of risk. The Company may be required to perform expensive geological and/or seismic surveys with respect to its properties. Even


                                       -5-
if the results of such surveys are favorable, only subsequent drilling at substantial costs can determine whether commercial development of the properties is feasible. Oil and gas drilling is frequently marked by unprofitable efforts, not only from unproductive prospects, but also from productive prospects that do not produce sufficient amounts to return a profit on the investment. The Company and its drilling partners have utilized horizontal drilling in connection with the two wells in the Cheyenne River Prospect. The Company believes horizontal drilling, while more costly than conventional drilling methods, could yield substantial and economic reserves. However, there can be no assurance that the Company will be able to discover, develop or produce sufficient reserves to recover the expenses incurred in connection with the exploration of its Cheyenne River Prospect and achieve profitability.

The Company's operations are subject to the substantial operating hazards and risks inherent to exploring for and developing oil and gas, such as encountering unusual or unexpected formations, interruptions due to adverse weather conditions, unforeseen technical difficulties and equipment breakdowns. Oil and gas properties are also subject to risks inherent to drilling for and producing oil and gas, including blowouts, cratering and fires. These risks could result in damage to or loss of life and property. Although the Company's management believes the Company is currently covered by insurance that is customary for companies engaged in similar operations, the Company may not be fully insured against all possible risks. For a discussion of additional risks applicable to the Company, see Item 6, Management's Discussion and Analysis.

Competition

The oil and gas business is extremely competitive. The Company must compete with many long-established companies with greater financial resources and technical capabilities. The Company is not a significant participant in the oil and gas industry.

Markets; Price Volatility

The market price of oil and gas is volatile, subject to speculative movement and depends upon numerous factors beyond the control of the Company, including expectations regarding inflation, global and regional demand, political and economic conditions and production costs. Future profitability, if any, will depend substantially upon the prevailing prices for oil and gas. If the market price for oil and gas is significantly depressed in the future, it could have a material adverse effect on the Company's ability to raise additional capital necessary to finance operations and to explore the Cheyenne River and Gabbs Valley Prospects. Lower oil and gas prices may also reduce the amount of oil and gas, if any, that can be produced economically from the Company's properties.

Regulation

The oil and gas industry is subject to extensive federal, state and local laws and regulations governing the production, transportation and sale of hydrocarbons as well as the taxation of income resulting therefrom. Legislation affecting the oil and gas industry is constantly changing. Numerous federal and state departments and agencies have issued rules and regulations applicable to the oil and gas industry. In general, these rules and regulations regulate, among other things, the extent to which acreage may be acquired or relinquished; spacing of wells; measures required for preventing waste of oil and gas resources; and, in some cases, rates of


                                       -6-
production. The heavy and increasing regulatory burdens on the oil and gas industry increase the costs of doing business and, consequently, affect profitability.

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

Employees

As of December 31, 2004, the Company has one employee, a full time secretary. Mr. Albert E. Whitehead, Chairman and Chief Executive Officer, devotes a considerable amount of time to the affairs of the Company and receives no compensation. For financial statement purposes, Mr. Whitehead's services have been recorded as contributed capital and expense in the amount of $50,000 for the year ended December 31, 2004.

ITEM 2.       DESCRIPTION OF PROPERTY

Cheyenne River Prospect - Powder River Basin, Wyoming

As of December 31, 2004, the Cheyenne River Prospect consists of approximately 36,410 gross acres of federal, state and fee leases, all of which are located in Niobrara County, Wyoming. The land in the Cheyenne River Prospect consists of gently rolling ranch land with a substantial network of ranch roads, which permit easy access to most areas of the Prospect. The Prospect is located near a mature producing area with an established pipeline and service network.

Numerous wells were drilled within the Prospect area in the 1950's through the 1970's, with initial potential flowing rates in the range of 200 to 1,500 barrels of oil per day. Management believes that these wells may identify a fractured reservoir with the potential for significant oil and gas production, which would be most effectively exploited utilizing horizontal drilling technology.

Pursuant to the 2000 Farmout Agreement, the Timber Draw #1-AH well was drilled on the Prospect using horizontal drilling technology. The Company has retained a 33.33% interest in such well. For more information on the Timber Draw #1-AH well and the 2000 Farmout Agreement see "Oil and Gas Development Prospects" under Item 1, Description of Business.
                                       -7-
The Company's leases in the Cheyenne River Prospect are predominately federal leases with 10 year terms, most of which have three years remaining. Since the Company did not commence drilling another well by August 12, 2002, the BLM informed the Company the Timber Draw Unit was terminated. Unless a new unit is formed, a well will need to be drilled on each federal, state or fee lease in order to extend such lease for the life of its producing capability. A new unit known as the Hooligan Draw Unit was formed in 2004 consisting of leases covering 2,560 acres.
Pursuant to the 2004 Farmout Agreement, a third party carried out a seismic program in 2003 and, based on the results of such survey, the third party drilled a test well in 2004. For more information on this 2004 Farmout Agreement and the test well, see "Oil and Gas Development Prospects" under
Item 1, Description of Business. The Company had approved a new federal drilling unit based upon a favorable seismic survey and the drilling by a third party of a new test well. The Company's state and fee leases had initial terms of five years. As of December 31, 2003, the Company had retained two state leases which expire in July 2005. Some of the Company's fee leases were renewed for two (2) year terms and expire in April, 2007. Renewal efforts are continuing on fee leases that expire in 2005.

Gabbs Valley Prospect - Nye and Mineral Counties, Nevada

As of December 31, 2004, the Gabbs Valley Prospect consists of approximately 45,000 acres of federal leases, which are located in Nye and Mineral Counties, Nevada. Pursuant to the Duffield Agreement, the Company has acquired a ten percent (10%) interest in 45,000 acres in the Gabbs Valley Prospect. As of December 31, 2004, no wells had been drilled on the Gabbs Valley Prospect.
For more information regarding the Duffield Agreement, see "Oil and Gas Development Prospects" under Item 1, Description of Business.

                  COMPANY UNDEVELOPED ACREAGE (LEASES)
                        AS OF DECEMBER 31, 2004


         Undeveloped Acreage   Productive Acreage      Drilling Activity
            Gross     Net        Gross    Net         Completed Oil Well
Prospect    Acres    Acres       Acres   Acres         2002  2003  2004
________  ________  _______    ________  _________    __________________

Cheyenne
  River    36,810   17,963        -          -         -0-   -0-     1

Gabbs
  Valley   45,000    4,500        -          -         -0-   -0-    -0-


ITEM 3.       LEGAL PROCEEDINGS

As of December 31, 2004, neither the Company nor its property was subject to any legal proceedings.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2004.

PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                                       -8-
Market Information:

The Company's Common Stock is traded on the National Association of Securities Dealers Automatic Quotation (NASDAQ) over-the-counter bulletin board system under the symbol "EMPR."

The following table sets forth the high and low bid information for the Company's common stock during the time periods indicated, as reported by NASDAQ.

Year ending December 31, 2003:

     Quarter                 High           Low
     03/31/03                .12            .007
     06/30/03                .30            .06
     09/30/03                .20            .08
     12/31/03                .25            .14

Year ending December 31,2004:

     Quarter                 High           Low
     03/31/04                .30            .16
     06/30/04                .40            .17
     09/30/04                .42            .08
     12/31/04                .13            .06

Quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Number of Holders of Common Stock

At December 31, 2004, there were approximately 172 stockholders of record of the Company's Common Stock.

Dividends

The Company has never paid cash dividends on its Common Stock. The Company intends to retain future earnings for use in its business and, therefore, does not anticipate paying cash dividends on its Common Stock in the foreseeable future.

Recent Sales of Unregistered Securities

During the quarter ended December 31, 2004, the Company did not sell any securities of the Company that were not registered under the Securities Act.

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS

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

                                       -9-
* the need for additional capital,

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

The Company reported losses of $228,744 and $558,092 for the years ending December 31, 2004 and 2003, respectively. The Company also has an accumulated deficit of $8,538,993 as of December 31, 2004. The Company can provide no assurance that it will be profitable in the future and, if the Company does not become profitable, it may have to suspend its operations. As a result of the foregoing, the audit report of the Company's independent auditors relating to the Company's financial statements has been modified because of a going concern uncertainty.

If the Company is able to raise the funds necessary to continue its

                                       -10-
operations, its future performance will be affected by the successful drilling results of its inventory of unproved locations in Wyoming and Nevada.
The failure of drilling activities to achieve anticipated quantities of economically attractive reserves and production would have a material adverse effect on the Company's liquidity, operations and financial results.

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

In accordance with customary industry practice, the Company relies on independent third party service providers to provide most of the services necessary to drill new wells, including drilling rigs and related equipment and services, horizontal drilling equipment and services, trucking services, tubulars, fracing and completion services and production equipment. The industry has experienced significant price increases for these services during the last year and this trend is expected to continue into the future. These cost increases could, in the future, significantly increase the Company's development costs and decrease the return possible from drilling and development activities, and possibly render the development of certain proved undeveloped reserves uneconomical.

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

                                       -11-
In accordance with customary industry practice, the Company maintains insurance against some, but not all, of the risks described herein. There can be no assurance that any insurance will be adequate to cover the Company's losses or liabilities. The Company cannot predict the continued availability of insurance, or its availability at premium levels that justify its purchase.

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

                                       -12-
The Company's stock trades in a limited public market, is subject to price volatility, and there can be no assurance that an active trading market will be sustained.

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

Certain transactions involving the purchase or sale of Common Stock of the Company may be affected by a SEC rule for "penny stocks" that imposes additional sales practice burdens and requirements upon broker-dealers that


                                       -13-
purchase or sell such securities. For transactions covered by this penny stock rule, broker-dealers must make certain disclosures to purchasers prior to purchase or sale. Consequently, the penny stock rule may impede the ability of broker-dealers to purchase or sell the Company's securities for their customers and the ability of persons now owning or subsequently acquiring the Company's securities to resell such securities.

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

RESULTS OF OPERATIONS

GENERAL TO ALL PERIODS

The Company's primary business is the exploration and development of oil and gas interests. The Company has incurred significant losses from operations, and there is no assurance that it will achieve profitability or obtain funds necessary to finance its operations. Sales revenue for all periods presented is attributable to the production of oil from the Company's Timber Draw #1-AH well located in the Eastern Powder River Basin in the State of Wyoming, otherwise known as the Cheyenne River Prospect.

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

TWELVE MONTH PERIOD ENDED DECEMBER 31, 2004, COMPARED TO TWELVE MONTH PERIOD ENDED DECEMBER 31, 2003

For the twelve months ended December 31, 2004, sales revenue decreased $81,487 to $82,140, compared to $163,627 for the same period during 2003. The decrease in sales revenue was the result of a decrease in production for the Timber Draw #1-AH well, which is attributable to a limited reservoir. For the twelve months ended December 31, 2004, sales volume decreased 4,278 barrels to 2,954 barrels, compared to 7,241 barrels for the same period in 2003. The average realized per barrel oil price increased 26.3% from $22.40 for the twelve months ended December 31, 2003 to $28.29 for the twelve months ended December 31, 2004.

Production and operating expenses decreased $69,175 to $92,088 for the twelve months ended December 31, 2004, from $161,263 for the same period in 2003. This decrease was primarily attributable to lower production on the Company's Timber Draw #1-AH well.

                                       -14-
General and administrative expenses decreased by $59,014 to $212,062 for the twelve months ended December 31, 2004, from $271,076 for the same period in 2003. The decrease was primarily related to the Company's accrual for the Canadian office rent in 2003. The Company began accruing for potential liability related to the Canadian office lease in the third quarter of 2003, and accrued 18 months of expense during the quarter ended December 31, 2003, compared to twelve months in 2004.

Depreciation expense decreased by $1,028 to $0 for the twelve months ended December 31, 2004, compared to the same period in 2003. There was no depreciation expense attributable to the twelve months ended December 31, 2004, because the depreciable assets were fully depreciated.

During the twelve months ended December 31, 2003, the Company recorded a leasehold impairment charge of $266,778 as a result of the assignment of the leases on 42,237 acres in the Cheyenne River Prospect. There was no comparable charge during the comparable period in 2004.

For the twelve months ended December 31, 2004, interest expense decreased $20,147 to $6,900 when compared to the same period in 2003. The decrease was due to the accrual of prior interest expense on the Weatherford note in 2003. The Company began accruing interest on the note in the third quarter of 2003, and accrued 18 months of interest at December 31, 2003 compared to twelve months in 2004.

For the reasons discussed above, net loss decreased $329,348 from $(558,092) for the twelve months ended December 31, 2003, to $(228,744) for the twelve months ended December 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

As of December 31, 2004, the Company had $3,406 of cash on hand. The Company's cash on hand will not be sufficient to fund its operations for any length of time. During the next twelve months, the Company expects to incur costs of approximately $10,000 per month relating to administrative, office and other expenses. In addition, the Company's other material commitments in the next twelve months could include payments to be made and obligations that could arise as further described below.

The Company's former management (Messrs. McGrain and Jacobsen) entered into a lease agreement for office space in Canada. This office was closed after Messrs. McGrain and Jacobsen resigned as officers of the Company. This lease agreement calls for monthly lease and tax payments of approximately $4,400 (U.S.) through April of 2006. No lease payment has been made subsequent to December of 2002 and, in January of 2003, the Company was notified that the lease had been terminated without prejudice to the landlord's right to hold the Company liable for future damages related to lost rent. As of the period ended December 31, 2004, the Company has recorded a liability of $145,200 in its financial statements relating to the lease.

As of December 31, 2004, the Company owes approximately $92,321 including accrued interest to Weatherford U.S., L.P. for services rendered by Weatherford.

ADVANCES FROM RELATED PARTY

The Company has had difficulty in obtaining financing from traditional financing sources. Through December 31, 2004, the Company financed its

                                       -15-
operations primarily through advances made to the Company by the Albert E. Whitehead Living Trust, of which the Company's Chairman of the Board and Chief Executive Officer, Mr. Whitehead, is the trustee. The Company believes it is the intention of the Whitehead Trust to continue funding the Company's basic expenses through June 30, 2005, or until such time as the Company secures other sources of financing. However, there can be no assurance the Whitehead Trust will continue to fund such expenses. In order to sustain the Company's operations on a long term basis, management intends to continue to look for merger opportunities and consider public or private financings. During the twelve month period ended December 31, 2004, the Whitehead Trust advanced $84,312 to the Company.

Off-Balance Sheet Arrangements

None

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Because estimates and assumptions require significant judgment, future actual results could differ from those estimates and could have a significant impact on the Company's results of operations, financial position and cash flows. The Company re-evaluates its estimates and assumptions at least on a quarterly basis. The following policies may involve a higher degree of estimation and assumption:

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

Impairment of unproved oil and gas properties - Capitalized drilling costs are reviewed periodically for impairment. Costs related to impaired


                                       -16-
prospects or unsuccessful exploratory drilling are charged to expense. Management's assessment of the results of exploration activities, commodity price outlooks, planned future sales or expiration of all or a portion of such leaseholds impact the amount and timing of impairment provisions. An impairment expense could result if oil and gas prices decline in the future as it may not be economic to develop some of these unproved properties.

Estimates of future dismantlement, restoration, and abandonment costs - through December 31, 2002, the Company had accounted for future abandonment costs of wells and related facilities through its depreciation calculation in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 19, "Financial
Accounting and Reporting by Oil and Gas Producing Companies" and industry practice. The accounting for future dismantlement and abandonment costs changed on January 1, 2003, with the adoption of SFAS
No. 143 "Accounting for Asset Retirement Obligations." Under both methods of accounting, the accrual for future dismantlement and abandonment costs is based on estimates of these costs for each of the Company's properties based upon the type of production structure, reservoir characteristics, depth of the reservoir, market demand for equipment, currently available procedures and consultations with construction and engineering consultants. Because these costs typically extend many years into the future, estimating these future costs is difficult and requires management to make estimates and judgments that are subject to future revisions based upon numerous factors, including changing technology and the political and regulatory environment and, beginning in 2003, estimates as to the proper discount rate to use and timing of abandonment.

Income taxes - The Company accounts for income taxes in accordance with the asset and liability method of accounting for income taxes set forth in SFAS No. 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to the taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is established if it is more likely than not that some portion of a deferred tax asset will not be realized.

Stock options - The Company uses the intrinsic value method of accounting for stock-based compensation in accordance with Accounting Principles Board
Opinion ("APB") No. 25. When stock options are granted, no compensation expense is recorded. Consideration received on the exercise of the stock options is credited to additional paid in capital. The Company applies APB Opinion No. 25 and related interpretations in accounting for its Incentive Plan described in footnote 4. Accordingly, no stock based employee compensation is reflected in net earnings as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

The Company follows the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148 "Accounting for Stock Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123." The fair value of options granted under the Incentive Plan are estimated on the date of grant using the Black-Scholes option-pricing model.

ITEM 7.	FINANCIAL STATEMENTS


                                       -17-
The financial statements of the Company are set forth on pages F-1 through F-12 at the end of this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure based on the definition of "disclosure controls and procedures" in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer (and principal financial officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2004. Based on the foregoing, the Company's Chief Executive Officer (and principal financial officer) concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level.

During the quarter ended December 31, 2004, there have been no material changes in the Company's internal controls over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following lists the directors and executive officers of the Company:


Name                     Age             Position

Albert E. Whitehead       74             Director; Chairman & C.E.O
John C. Kinard            70             Director
______________________________
(1) Directors hold office until their successors are elected by the shareholders of the Company and qualified. Executive Officers serve at the pleasure of the Board of Directors.

Albert E. Whitehead.

Mr. Whitehead has been a member of the Company's Board of Directors since

                                       -18-
1991 and served as Chairman of the Board and Chief Executive Officer from March 1998 to May 2001, when John P. McGrain assumed such role. Mr. Whitehead again assumed the role of Chairman and Chief Executive Officer
April 16, 2002 upon the resignation of Mr. McGrain. Mr. Whitehead is also currently serving as the Non-Executive Chairman of PetroWorld Corp., a company that is traded on the London Stock Exchange's Alternative Investment Market. Mr. Whitehead served as the Chairman and Chief Executive Officer of Seven Seas Petroleum Inc., a publicly held company, engaged in international oil and gas exploration from February 1995 to May 1997. From April 1987 through January 1995, Mr. Whitehead served as Chairman and Chief Executive Officer of Garnet Resources Corporation, a publicly held oil and gas exploration and development company.

John C. Kinard.

Mr. Kinard has served as a Director of the Company since June 1998 and is currently a Partner in Silver Run Investments, LLC, an oil and gas investment firm. Mr. Kinard served as President of the Remuda Corporation, a private oil and gas exploration company, from 1967 until 2002. From 1990 through December 1995, Mr. Kinard served as President of Glen Petroleum, Inc., a private oil and gas exploration company. From 1990 through 2002, Mr. Kinard also served as the Chairman of Envirosolutions UK Ltd., a private industrial wastewater treatment company.

IDENTIFICATION OF THE AUDIT COMMITTEE; AUDIT COMMITTEE FINANCIAL EXPERT:

As of December 31, 2004, the Company had not established any committees (including an audit committee) because the Board of Directors consists of only two individuals. As such, the Company does not have an audit committee or an audit committee financial expert serving on such committee. As of December 31, 2004, the entire Board of Directors (Messrs. Whitehead and Kinard) essentially serve as the Company's audit committee.

CODE OF ETHICS:

As of December 31, 2004, the Company has not adopted a Code of Ethics applicable to the Company's officers. Through December 31, 2004, the Company's primary focus has been on achieving profitability. The Company intends to adopt a Code of Ethics in the current fiscal year.

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

Based solely on review of the copies of such reports furnished to the Company and any written representations that in other reports were required during the year ended December 31, 2004, to the Company's knowledge, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners during the year ended December 31, 2004 were complied with on a timely basis.

ITEM 10.	EXECUTIVE COMPENSATION

                                       -19-
            EXECUTIVE COMPENSATION AND OTHER MATTERS

During the last three completed fiscal years, no executive officer received a salary or any other benefits as a part of executive compensation.

Compensation of Directors

The Company does not have any formal procedure for compensating the members of its Board of Directors. From time to time in the past, the Company has granted options to the members of its Board of Directors under its 1995 Stock Option Plan as compensation for serving on the Board of Directors. During the fiscal year ended December 31, 2004, the Company did not grant any options to any of its members of its Board of Directors.

ITEM  11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
            AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2004, the Company had one equity incentive plan under which equity securities have been authorized for issuance to the Company's directors, officers, employees and other persons who perform substantial services for or on behalf of the Company. This plan is titled "1995 Stock Option Plan" and has been approved by the Company's stockholders.

The following table provides certain information relating to the 1995 Stock Option Plan as of December 31, 2004:

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

Equity                575,000                $0.65               1,025,000
compensation plans
approved by
security holders

Equity                 -------             N/A                    ---------
Compensation plans
not approved by
security holders

           TOTAL      575,000                                   1,025,000
                     _________                                  _________


SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our Common Stock as of March 15, 2005 for:

* each person who is known to own beneficially more than 5% of our outstanding Common Stock;
                                       -20-
* each of our executive officers and directors; and

* all executive officers and directors as a group.

The percentage of beneficial ownership for the following table is based on 37,830,190 shares of Common Stock outstanding as of March 15, 2005.

Unless otherwise indicated below, to the Company's knowledge, all persons and entities listed below have sole voting and investment power over their shares of Common Stock.

                                            Amount and
                                             nature of
                                            beneficial     Percent of
Name and address of beneficial owner        ownership       class (1)


Albert E. Whitehead,                        14,168,025 (2)   37.45%
Chairman of the Board and
Chief Executive Officer
2236 E. 55th Place
Tulsa, OK  74105-6124

John C. Kinard,                               631,331 (3)     1.64%
Director
240 Cook Street
Denver, CO  80206-0590

All current directors and executive officers
as a group (2 persons)                     14,799,356 (4)    39.12%

(1) The percentage ownership for each person is calculated in accordance with the rules of the SEC, which provide that any shares a person is deemed to beneficially own by virtue of having a right to acquire shares upon the conversion of options or other rights are considered outstanding solely for purposes of calculating such person's percentage ownership.

(2) This number includes: (i) 11,332,742 shares directly owned by the Albert E. Whitehead Living Trust, of which Mr. Whitehead is the trustee; (ii) 2,835,283 shares directly owned by the Lacy E. Whitehead Living Trust, of which Ms. Whitehead, Mr. Whitehead's wife, is trustee. Mr. Whitehead disclaims any interest in the shares owned by the Lacy E. Whitehead Living Trust.

(3) This number includes: (i) 320,000 shares Mr. Kinard has the right to acquire pursuant to options granted to him under the 1995 Stock Option Plan; and (ii) 150,000 shares directly owned by Mr. Kinard's wife, of which Mr. Kinard disclaims any interest.

(4) This number includes 320,000 shares issuable upon the exercise of options granted under the 1995 Stock Option Plan.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On March 15, 2002, the Albert E. Whitehead Living Trust loaned the Company $170,000 pursuant to a convertible note issued by the Company. The note accrued interest at the rate of 10% per year, had a one year term and was convertible into shares. On March 17, 2003, the Company issued 874,071 shares of Common Stock to the Albert E. Whitehead Living Trust in connection with the

                                       -21-
conversion of such note by the trust. Also on March 17, 2003, the Company issued the following number of shares to the following related parties in consideration of the cancellation of the debt owed by the Company to such parties as set forth below:

                                                              Amount of Debt
          Name                 Number of Shares             Owed by the Company

The Albert E. Whitehead
  Living Trust                    7,966,244                   $238,987.30

The Lacy E. Whitehead
  Living Trust                    1,968,172                     59,045.15

The market value of the Common Stock as of March 17, 2003 ($0.03) was used in connection with the conversion of debt described in the table above. In addition, from the period from February 14, 2003 to December 31, 2004, the Albert E. Whitehead Living Trust advanced the Company an additional $214,492, $84,312 in 2004 and $130,180 in 2003.

ITEM 13.	EXHIBITS

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

 10.5 Share Exchange Agreement by and among Americomm Resources Corporation, Empire Petroleum Corporation and each of the shareholders of Empire Petroleum Corporation

                                       -22-
       (incorporated herein by reference to Exhibit 2.1 of the Company's Form 8-K dated May 29, 2001, which was filed June 5, 2001)

 10.6 Promissory Note dated March 15, 2002 issued to the Albert E. Whitehead Living Trust

 10.7 Letter Agreement dated May 8, 2003 between the Company and O. F. Duffield (incorporated herein by reference to Exhibit 10.6 of the Company's 10-KSB for the year ended December 31, 2003, which was filed March 30, 2004)

 10.8 Farmout Agreement dated May 7, 2004 by and among the Company and certain other parties named therein (incorporated herein by reference to Exhibit 10 of the Company's Form 10-QSB for the period ended
       June 30, 2004, which was filed on August 2, 2004).

 10.9 Assignment and Novation dated September 1, 2004 relating to the Farmout Agreement dated May 7, 2004. (submitted herewith)

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

The following is a summary of the fees billed or to be billed to the Company by Tullius Taylor Sartain & Sartian LLP, the Company's independent auditors, for professional Services rendered for the fiscal years ended December 31, 2004 and December 31, 2003:

Fee Category              Fiscal 2004 Fees          Fiscal 2003 Fees

Audit Fees (1)              $16,750                   $16,000
Audit-Related Fees (2)         -0-                       -0-
Tax Fees                       -0-                       -0-
All Other Fees (3)             -0-                       -0-

Total Fees                  $16,750                   $16,000

(1) Audit Fees consist of aggregate fees billed for professional services rendered for the audit of the Company's annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2004 and December 31, 2003, respectively.

(2) Audit-Related fees consist of aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit Fees."

(3)  All Other Fees consist of aggregate fees billed for products and services

                                       -23-
provided by Tullius Taylor Sartain & Sartain LLP, other than those disclosed above.

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
                       Empire Petroleum Corporation
                              (Registrant)

Date:  March 31, 2005                By:	/s/Albert E. Whitehead
  						Albert E. Whitehead
						Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                 Title                              Date

/s/Albert E. Whitehead    Chairman, Chief Executive Officer  March 31, 2005
Albert E. Whitehead

/s/John C. Kinard         Director                           March 31, 2005
John C. Kinard


























                                       -24-
                     EMPIRE PETROLEUM CORPORATION

                         FINANCIAL STATEMENTS



                              CONTENTS
                                                       Page No.

  Balance Sheet at December 31, 2004                     F-2
  Statements of Operations for the years ended
    December 31, 2004 and December 31, 2003              F-3
  Statements of Changes in Stockholders' Equity
    for the years ended December 31, 2004 and
    December 31, 2003                                    F-4
  Statements of Cash Flows for the years ended
    December 31, 2004 and December 31, 2003              F-5
  Notes to Financial Statements                          F-6 through F-12











































                    EMPIRE PETROLEUM CORPORATION

                        FINANCIAL STATEMENTS

                         DECEMBER 31, 2004



                      REPORT OF INDEPENDENT
                 REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Empire Petroleum Corporation

We have audited the accompanying balance sheet of Empire Petroleum Corporation as of December 31, 2004, and the related statements of operations, cash flows and stockholders' equity for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Empire Petroleum Corporation as of December 31, 2004, and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has been incurring significant losses and has a significant working capital deficiency at December
31, 2004. The ultimate recoverability of the Company's investment in its oil and gas interests is dependent upon the existence and discovery of economically recoverable oil and gas reserves and the ability of the Company to obtain necessary financing to develop the interests. This condition raises substantial doubt about its ability to continue as a going concern. Management's plan concerning this matter is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ TULLIUS TAYLOR SARTAIN & SARTAIN LLP
    Tulsa, Oklahoma
    March 22, 2005



                                   F-1

                      EMPIRE PETROLEUM CORPORATION

                             BALANCE SHEET


             ASSETS                                December 31,
                                                       2004
                                                   ___________

Current assets:
  Cash                                             $     3,406
  Accounts receivable (net of allowance
                       of $3,750)                        9,209

                                                   ___________

         Total current assets                           12,615
                                                   ___________

Property & equipment, net of accumulated
   depreciation and depletion                          527,109
                                                   ___________

                                                  $    539,724
                                                   ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
  Accounts payable and accrued liabilities        $    315,939
  Accounts payable to related party                    214,492
  Note payable                                          92,321
                                                   ___________

        Total current liabilities                      622,752
                                                   ___________
        Total liabilities                              622,752
                                                   ___________

Stockholders' deficiency:
Common stock, par value $.001, 50,000,000
  shares authorized, 37,830,190 shares
  issued and outstanding                                37,830
Additional paid in capital                           8,418,135
Accumulated deficit                                 (8,538,993)
                                                   ___________

        Total stockholders' deficiency                (83,028)
                                                   ___________

                                                  $    539,724
                                                   ===========


See accompanying notes to financial statements.





                                    F-2
                      EMPIRE PETROLEUM CORPORATION

                        STATEMENTS OF OPERATIONS

                Years ended December 31, 2004 and 2003


                                            2004              2003
                                         ___________       ___________

Revenue:
  Petroleum sales                        $    82,140       $   163,627
                                         ___________       ___________

                                              82,140           163,627
                                         ___________       ___________

Costs and expenses:
  Operating expenses                          92,088           161,263
  General and administrative                 212,062           271,076
  Depreciation expense                             0             1,028
  Leasehold impairment                             0           266,778
                                         ___________       ___________

                                             304,150           700,145
                                         ___________       ___________

Operating loss                              (222,010)         (536,518)
                                         ___________       ___________

Other income and (expense):
  Gain on sale of assets                           0            2,201
  Interest expense                            (6,900)         (27,047)
  Miscellaneous income                           166            3,272
                                         ___________       __________

Total other income and expense                (6,734)         (21,574)
                                         ___________       __________

Net loss before income taxes                (228,744)        (558,092)
Deferred tax benefit                               0                0
                                         ___________       __________

Net loss                                 $  (228,744)       $(558,092)
                                         ___________       __________

Net loss per common share                $      (.01)       $    (.02)
                                         ___________       __________
Weighted average number of
 common shares outstanding -
 Basic and diluted                        37,830,190       34,462,942
                                         ___________       __________




See accompanying notes to financial statements

                                   F-3


                      EMPIRE PETROLEUM CORPORATION

             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                 Years ended December 31, 2004 and 2003


                                      Additional
                                       Paid in    Accumulated
                   Shares     Amount   Capital      deficit       Total
                 __________  _______  __________  ___________   ___________

Balances January
1, 2002          24,459,906  $24,460  $7,633,064  $(7,752,157)   $(  94,633)

Net loss              -         -          -       (  558,092)   (  558,092)

Value of services
 Contributed by
 Employee                                 50,000                     50,000

Issuance of Common
Stock            13,370,284   13,370     685,071            -       698,441
                 __________  _______  __________  ___________   ___________

Balances December
31, 2003         37,830,190  $37,830  $8,368,135  $(8,310,249)  $    95,716

Net loss              -         -          -         (228,744)     (228,744)

Value of services
 Contributed by
 Employee                                 50,000                     50,000
                 __________  _______  __________  ___________   ___________

Balances December
31, 2004         37,830,190  $37,830  $8,418,135  $(8,538,993)  $   (83,028)
                 __________  _______  __________  ___________   ___________



See accompanying notes to financial statements
















                                   F-4


                     EMPIRE PETROLEUM CORPORATION

                        STATEMENTS OF CASH FLOWS

                 Years ended December 31, 2004 and 2003

                                            2004             2003
                                        ___________      ___________
Cash flows from operating activities:
Net loss                                $ (228,744)      $  (588,092)
Adjustments to reconcile net loss to
net cash provided by (used in)
operating activities:
   Depreciation                                  0             1,028
   Leasehold impairment                          0           266,778
   Gain on sale of assets                        0            (2,201)
   Value of services contributed by
      Employee                              50,000            50,000
Change in operating assets and
  liabilities:
   Accounts receivable                      11,853           (18,530)
   Prepaid expenses                          2,651             1,269
   Accounts payable and accrued
     liabilities                            61,712           268,605
                                        ___________      ___________
Net cash provided by (used in)
operating activities                      (102,528)            8,857
                                        ___________      ___________
Cash flows from investing activities:
  Proceeds from sale of property, plant
    and equipment                                 0            7,311
                                        ___________      ___________
Net cash provided by investing
activities                                        0            7,311
                                        ___________      ___________

Cash flows from financing activities:
  Proceeds of note payable-related party     84,312                0
                                       ____________      ___________
Net cash provided by financing
  activities                                 84,312                0
                                       ____________      ___________
Net increase (decrease) in cash             (18,216)          16,168
Cash - Beginning                             21,622            5,454
                                       ____________      ___________
Cash - Ending                          $      3,406     $     21,622
                                       ____________      ___________
Supplemental cash flow information:
   Cash paid for interest              $          0     $          0
                                       ____________      ___________
Non-cash investing and financing
  activities:
   Common Stock issued for debt &
    other payables                     $          0     $    498,441
   Common Stock issued for leasehold
    Interest                           $          0     $    200,000
                                       ____________      ___________
See accompanying notes to financial statements

                                   F-5

                       EMPIRE PETROLEUM CORPORATION

                      NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2004 and 2003

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

The Company continues to explore and develop its oil and gas interests.
The ultimate recoverability of the Company's investment in its oil and gas interests is dependent upon the existence and discovery of economically recoverable oil and gas reserves, confirmation of the Company's interest in the oil and gas interests, the ability of the Company to obtain necessary financing to further develop the interests, and upon the ability to attain future profitable production. The Company has been incurring significant losses in recent years and has a significant working capital deficiency as of December 31, 2004. The Company recognized an impairment charge of $266,778 in 2003 on its oil and gas property. See Note 8, Property and Equipment.

Management plans to continue to support the Company financially during the next several months. A new exploratory well on farmed out acreage in which the Company retained a 26.8% working interest was drilled by a third party in the Cheyenne River Prospect during the third quarter of 2004. The well is currently being tested and evaluated. The Company also intends to determine the best approach to explore its Gabbs Valley Prospect in Nevada, look for merger opportunities and consider public or private financings.

2.     Significant accounting policies:

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
                                        F-6
     (a)     Capital assets:

The Company uses the successful efforts method of accounting for its oil and gas activities. Costs incurred are deferred until exploration and completion results are evaluated. At such time, costs of activities with economically recoverable reserves are capitalized as proven properties, and costs of unsuccessful or uneconomical activities are expensed.

Capitalized drilling costs are reviewed periodically for impairment. Costs related to impaired prospects or unsuccessful exploratory drilling are charged to expense. Management's assessment of the results of exploration activities, commodity Price outlooks, planned future sales or expiration of all or a portion of such Leaseholds impact the amount and timing of impairment provisions. An impairment expense could result if oil and gas prices decline in the future as it may not Be economic to develop some of these unproved properties.

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

     (c)     Income taxes:

The Company accounts for income taxes in accordance with the asset and liability method of accounting for income taxes set forth in SFAS No. 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to the taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is established if it is more likely than not that some portion of a deferred tax asset will not be realized.

     (d)     Financial instruments:

The carrying value of current assets and current liabilities approximate their fair value due to the relatively short period to maturity of the instruments.

     (e)     Stock option plan:

The Company has a stock option plan that is described in note 4 and uses the intrinsic value method of accounting for stock-based compensation in accordance with Accounting Principles Board Opinion ("APB") No. 25. When stock options are granted, no compensation expense is recorded. Consideration received on the exercise of the stock options is credited to additional paid in capital.

The Company has adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148 "Accounting for Stock Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123."
                                        F-7
The Company applies APB Opinion No. 25 and related interpretations in accounting for its Incentive Plan described in footnote 4. Accordingly, no stock based employee compensation is reflected in net earnings as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based employee compensation.

                                           2004               2003
                                        _________         ___________

          Net Earnings - as reported    $(228,744)        $  (588,092)

          Deduct:  Total stock-based
          compensation expense
          determined under fair value
          based methods for all awards,
          net of related tax effects            0             (16,000)

          Net Earnings - pro forma      $(228,744)        $  (574,092)

          Earnings per share - as
          reported                      $   (0.1)         $     (0.02)

          Earnings per share - pro
          forma                         $   (0.1)         $     (0.02)

The fair value of options was $.08 for options granted in 2003. No options were granted in 2004. The fair value of options granted under the Incentive Plan was estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for options granted in 2003: no dividend yield, expected volatility of 209.0%, risk free interest rate of 4.25% and expected life of ten years.

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

     (g)    Recent Accounting Pronouncements


                                        F-8
The Financial Accounting Standards Board ("FASB") periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. The Company has reviewed the recently issued pronouncements and concluded that the following new accounting standards are applicable.

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

In December 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 153 "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29." SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is to be applied prospectively for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on The Company's financial position or results of operations.

Share based payments

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" (FAS 123R) that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using the intrinsic value method as prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in our statement of operations. Under the adoption options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented ("the retroactive method"). The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of FAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The effective date of the new standard for our financial statements is the quarter ended March 31, 2006.

3.    Conversion of notes and accounts payable:

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

                                     F-9

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

A summary of the Company's Incentive Plan as of December 31, 2004 and changes during the year is presented below:

                                                           Weighted Average
                                           Shares           Exercise Price
                                         _________         _________________

Outstanding at Beginning of Year 2003    1,181,666                .75

Granted                                          0

Cancelled or Exercised                    (606,666)               .85
                                         __________

Outstanding at End of Year 2004            575,000                .65
                                         ==========             =======

There were no options granted during the year ended December 31, 2004.

The following table summarizes information about stock options outstanding at December 31, 2004:

                   Options Outstanding              Options Exercisable
           _________________________________________________________________

                            Weighted
                            Average       Weighted                Weighted
Range of       Number       Remaining     Average    Number       Average
Exercise       Outstanding  Contractual   Exercise   Exercisable  Exercise
Prices         at 12/31/04  Life          Price      at 12/31/04  Price
____________________________________________________________________________
$0.10-$1.375    575,000     5.66 Years 	$0.65       575,000    $0.65

During the year ended December 31, 2003, the Company granted an option to an employee of the Company to purchase 50,000 shares of the Company's common stock and an option to Mr. Kinard, a member of the Board of Directors, to purchase 150,000 shares of the Company's common stock, both of which have an exercise price of $0.10 per share. During the year options to purchase 606,666 shares of Common Stock were relinquished.

5.     Income taxes:

The provision for income taxes differs from the amount obtained by applying the Federal income tax rate of 34% to income before income taxes. The difference relates to the following items:


                                       F-10

          Statutory tax rate                         34%
                                                 ___________

          Expected recovery                      $ (78,000)
          Benefit of losses not recognized          78,000
                                                 ___________

                                       F-10
          Tax provision (benefit) as reported    $        -
                                                 ___________

The components of deferred income taxes at December 31, 2004 are as follows:

          Deferred tax assets:
            Loss carry-forwards                  $   973,000
            Valuation allowance                     (448,000)
                                                 ___________
                                                     525,000

          Deferred tax liabilities:
            Property and equipment                   525,000
                                                 ___________
          Net deferred taxes                     $         -
                                                 ___________

At December 31, 2003, the Company had net operating loss carryforwards of Approximately $2,860,000 which expire beginning in 2010.

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

During 2004 and 2003, the Company's Chief Executive Officer advanced an additional $84,312 and $130,180 respectively for operating expenses which the Company has recorded in accounts payable to related party in the accompanying balance sheet. See Note 3.

7.     Operating lease:

The Company leases office space under operating lease agreements with unrelated parties, which will expire in 2004 and 2006.

The future minimum lease payments under the operating leases are as follows:

                                       F-11
                  2005                     52,800
                  2006                     17,600
                                         ________
                                         $123,200

Rent expense for the years ended December 31, 2004 and 2003, respectively, was $65,156 and $111,492.

Since December 2002, the Company has not paid the monthly lease and tax payments of approximately $4,400 (U.S.) on the Canadian office lease which expires in 2006. The Company has been notified that the lease has been terminated without prejudice to the landlord's right to hold the Company liable for future damages related to lost rent.

The Company is in the process of negotiating renewal of its corporate office lease in Tulsa, Oklahoma.

8.     Property and equipment:

In 2002, the Company's management determined that an impairment allowance of $6,496,614 was necessary to properly value the Company's oil and gas properties bringing the net book value of the oil and gas properties to $594,915. The basis for the impairment was the determination by the United States Bureau of Land Management ("BLM") that it does not consider the Timber Draw #1-AH well economic. In other words, under the BLM's criteria for economic determination, the well will not pay out the cost incurred to drill
and complete the well.   However, by authority of the BLM,  for
the period from April to November 2003, the well was tested for production using production periods of ten days per month. The BLM also advised the Company that since it did not commence another test well prior to August 12, 2002, the Timber Draw Unit had been terminated. Furthermore, a bottom hole pressure survey conducted in April 2002 indicated a limited reservoir for the well. The basis of the impairment described above was calculated using an estimated $10 per acre market price for the leases multiplied by the Company's working interest. During 2003, the Company recorded impairment charges of $266,778 based on working interest percentages granted to a third party for performance of certain activities and management's assessment of certain undeveloped lease values. During 2004, pursuant to the Farmout Agrement, a third party conducted a seismic survey and drilled a test well in the Cheyenne River Prospect. The Company has not completed its evaluation of the test well as of December 31, 2004.

In 2003, the Company acquired a 10% interest in the Gabbs Valley Prospect of Western Nevada by issuing 2,000,000 shares of Company stock. The Company has recorded its investment at $200,000. The Company's other property and equipment, totaling $20,086 at December 31, 2004, consists entirely of office furniture, fixtures and equipment, which are fully depreciated.













                                        F-12
EXHIBIT 10.9

                        Assignment and Novation Agreement

             This Agreement made as of the 1st day of September 2004

BETWEEN:

             JED Oil (USA) Inc., a body coporate, having an office in Calgary, Alberta, (the "Assignor")

                                       -and-

            JMG Exploration, Inc., a body corporate, having an office in Calgary, Alberta, (the "Assignee")

                                       -and-

            The party or parties set out in Schedule "A" attached hereto (the "Third Party")

            WITNESS THAT WHEREAS:

A. The Assignor and the Third Party are parties to or successors in interest to parties to the agreement or agreements described in Schedule "A" (such agreement or agreements, including all amendments thereto, being hereafter referred to as the "Agreement");

B. The Assignor has agreed to assign and convey to the Assignee Effective as of the Effective Date, all of the Assignor's right, Title and estate in the Agreement all as described in Shcedule "A";

C. The Third Party wishes to make the Assignee a party to the Agreement in place of the Assignor, and

            NOW THEREFORE THIS AGREEMENT WITNESSES THAT, in consideration of the premises and mutual covenants and agreements hereinafter set forth and contained, the parties hereto mutually covenant and agree as follows:

1. The Assignor hereby assigns, transfers and conveys unto the Assignee, effective as of the Effective Date, all of the Assignor's right, title and estate in the Agreement insofar as it pertains to the assigned interest in the lands and title documents, to hold the same unto the Assignee for its sole use and benefit.

2. The Assignee hereby accepts the within assignment, transfer and conveyance of the Agreement and covenants and agrees that, effective as of the Effective Date, it shall and will at all times be bound by, observe, perform and fulfill each and every covenant, agreement, term, condition and stipulation in the Agreement as if the Assignee had been originally named as a party to the Agreement with respect to the Assigned Interest in the lands and title documents.

3. The Asignee expressly acknowledges that, effective as of the Effective Date and thereafter until a fully executed copy of this Assignment and Novation Agreement is delivered to the Third Party, in all matters relating to the Agreement including but not limited to all accounting, conduct of operations, and disposition of production thereunder, the Assignor has been acting as a trustee for and duly authorized agent for the Assignee, and the Assignee does hereby expressly ratify, adopt and confirm all acts and omissions of the Assignor in its capacity as trustee and agent, to the end that all such acts and omissions shall be construed as having been made or done by the Assignee.


4. The Third Party by its execution hereof does hereby consent to the within assignment, transfer and conveyance and accepts the Assignee as a party to the Agreement and does hereby covenant and agree that the Assignee shall be entitled, effective as of the Effective Date, to hold and enforce all the rights and privileges of the Assignor pursuant to the Agreement and, from and after the Effective Date, the Agreement shall continue in full force and effect with the Assignee substituted as a party thereto in the place and stead of the Assignor.

5. The Third Party by its execution hereof does hereby, effective as of the Effective Date, wholly release and discharge the Assignor from the observance and performance of its covenants and agreements in the Agreement; PROVIDED THAT nothing herein contained shall be construed as a release of the Assignor from any obligation or liability which accured prior to the Effective Date under the Agreement.

6. The Third Party vaives all pre-emptive rights of purchase or rights of first refusal, if any, held under the Agreement insofar as such rights arose prior to the Effective Date and pertain to the transactions whereby the Assignee or any of its predeccessors acquired an interest in the Agreement.

7. The Assignor covenants and agrees with the Assignee that it shall and will, from time to time and at all times hereafter, at the request of the Assignee execute such further assurances and do all such further acts as may be reasonably required to give full effect to the provisions herein.

8. This Agreement may be executed in as many counterparts as are necessary and, when a counterpart has been executed by each party, all counterparts together shall constitute one agreement.

9. The address of the Assignee for all notices to be hereafter served on it under and according to the provisions of the Agreement shall be:

                                  JMG Exploration, Inc.
                                2600, 500 - 4th Avenue S. W.
                                   Calgary, Alberta
                                        T2P 2V6

10. Subject to any restrictions on assignment contained in the Agreement and the Assignment Procedure, this Assignment and Novation Agreement shall enure to the benefit of and shall bind the Parties, their respective successors and assigns and their heirs, executors, administrators and assigns of natural persons who are or become parties.

            IN WITNESS WHEREOF the parties hereto have executed this Assignment and Novation Agreement.

JED Oil (USA) Inc.                     JMG Exploration, Inc.
(Assignor)                             (Assignee)




__________________________________     ___________________________________
Per:  /s/Bruce Stewart, CFO            Per:  /s/H. S. (Scobey) Hartley,
                                             President

                                    	SCHEDULE "A"

This is Schedule "A" attached to and made part of the Assignment and Novation Agreement dated as of September 1, 2004, between JED Oil (USA) Inc., as Assignor And JMG Exploration, Inc., as Assignee and the party or parties set out in Schedule "A" as Third Party.

AGREEMENT

Agreement dated May 7, 2004, among Empire Petroleum Corporation, Maxy Gold Corp., Enterra Energy Corp., JED Oil (USA) Inc. and 74305 Alberta Ltd.

ASSIGNED INTEREST

The entire interest of the Assignor

EFFECTIVE DATE

August 1, 2004

THIRD PARTY

Empire Petroleum Corporation
Maxy Gold Corp.
Enterra Energy Corp.
74305 Alberta, Ltd.



THIRD PARTY:


EMPIRE PETROLEUM CORPORATION           MAXY GOLD CORP.
   /s/A. E. Whitehead                     /s/Paul Simpson
   President & C. E. O.                   Chairman & C. E. O.
__________________________________     ___________________________________


__________________________________     ___________________________________



ENTERRA ENERGY CORP.                   74035 ALBERTA, LTD.
   /s/Thomas J. Jacobsen                  /s/Roger Giovanetto
   President & C. O. O.
__________________________________     ___________________________________


__________________________________     ___________________________________


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


March 31, 2005	                /s/ Albert E. Whitehead
                                  Albert E. Whitehead, Chief Executive Officer
                                  and principal financial officer
EXHIBIT 32

                         CERTIFICATION PURSUANT TO
               18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the annual report of Empire Petroleum Corporation (the "Company") on Form 10-KSB for the period ending December 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Albert E. Whitehead, Chief Executive Officer (and principal financial officer)of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


March 31, 2005			/s/ Albert E. Whitehead
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