Form 10KSB/A
period 2004-12-31
EMPIRE PETROLEUM CORP
filed 2005-04-11
CIK 887396

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                               FORM 10-KSB/A
                      (Amendment No. 1 to Form 10-KSB)

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


                                Explanatory Note

This Amendment No. 1 to Form 10-KSB is being filed by the Registrant to correct certain disclosures included under Part I, Item 2, Description of Property, of the Registrant's Annual Report on Form 10-KSB for the period ended December 31, 2004, which was filed by the Registrant on March 31, 2005 (the "Form 10-KSB"). This Amendment No. 1 to Form 10-KSB amends and restates such Part I, Item 2 in its entirety. There are no other changes to the Form 10-KSB.


PART I

ITEM 2.       DESCRIPTION OF PROPERTY

Cheyenne River Prospect - Powder River Basin, Wyoming

As of December 31, 2004, the Cheyenne River Prospect consists of approximately 36,810 gross acres of federal, state and fee leases, all of which are located in Niobrara County, Wyoming. The land in the Cheyenne River Prospect consists of gently rolling ranch land with a substantial network of ranch roads, which permit easy access to most areas of the Prospect. The Prospect is located near a mature producing area with an established pipeline and service network.

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

                  COMPANY UNDEVELOPED ACREAGE (LEASES)
                        AS OF DECEMBER 31, 2004


         Undeveloped Acreage   Productive Acreage      Drilling Activity
            Gross     Net        Gross    Net         Completed Oil Well
Prospect    Acres    Acres       Acres   Acres         2002  2003  2004
________  ________  _______    ________  _________    __________________

Cheyenne
  River    36,810   10,600        240       80         -0-   -0-     1

Gabbs
  Valley   45,000    4,500        -          -         -0-   -0-    -0-


ITEM 13.	EXHIBITS

Exhibit No.         Description

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
                       Empire Petroleum Corporation
                              (Registrant)

Date:  April 11, 2005                By:	/s/Albert E. Whitehead
  						Albert E. Whitehead
						Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                 Title                              Date

/s/Albert E. Whitehead    Chairman, Chief Executive Officer  April 11, 2005
Albert E. Whitehead

/s/John C. Kinard         Director                           April 11, 2005
John C. Kinard





EXHIBIT 31
                              CERTIFICATION

I, Albert E. Whitehead, Chief Executive Officer (and principal financial officer) of Empire Petroleum Corporation, certify that:

     1. I have reviewed this annual report on Form 10-KSB/A of Empire Petroleum Corporation;

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


April 11, 2005 	               /s/ Albert E. Whitehead
                                  Albert E. Whitehead, Chief Executive Officer
                                  and principal financial officer
EXHIBIT 32

                         CERTIFICATION PURSUANT TO
               18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the annual report of Empire Petroleum Corporation (the "Company") on Form 10-KSB/A for the period ending December 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Albert E. Whitehead, Chief Executive Officer (and principal financial officer)of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


April 11, 2005 		     /s/ Albert E. Whitehead
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