Form 10QSB
period 2005-03-31
EMPIRE PETROLEUM CORP
filed 2005-05-12
CIK 887396

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                               Form 10-QSB



(Mark One)

[X] Quarterly Report Under Section 13 OR 15(d) of the Securities
    Exchange Act of 1934

             For the quarterly period ended March 31, 2005

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

Common Stock, $.001 Par Value - 37,830,190 shares outstanding as of March 31, 2005.

Transitional Small Business Disclosure Format: [ ] Yes [X] No



                      EMPIRE PETROLEUM CORPORATION

                        INDEX TO FORM 10-QSB

Part I. FINANCIAL INFORMATION                               Page

Item 1. Financial Statements

Balance Sheet at March 31, 2005 (Unaudited)                    1
Statements of Operations for the three months
    ended March 31, 2005 and 2004 (Unaudited)                  2
Statements of Cash Flows for the three months ended
    March 31, 2005 and 2004 (Unaudited)                        3

Notes to Financial Statements                                4-6

Item 2. Management's Discussion and Analysis                 6-8

Item 3. Controls and Procedures                              8-9

Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                       9


Signatures                                                     9



































  Item 1. FINANCIAL STATEMENTS


                      EMPIRE PETROLEUM CORPORATION

                             BALANCE SHEET


                                                            March 31

                                                                2005

ASSETS                                                    (Unaudited)
                                                         ___________
Current assets:
  Cash                                                   $       952
  Accounts receivable (net of allowance of $3,750)             2,167
		                                             ___________
Total current assets                                           3,119

Property & equipment, net of accumulated
  depreciation and depletion                                 527,109
                                                         ___________
Total Assets             	                          $   530,228
                                                         ___________


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable and accrued
    liabilities                                          $   338,346
  Accounts payable to related party                          249,501
  Note payable                                                94,046
                                                         ___________
Total current liabilities                                    681,893
                                                         ___________
Total liabilities                                            681,893
                                                         ___________

Stockholders' equity (deficit):
  Common stock at par value                                   37,830
  Additional paid in capital                               8,430,635
  Accumulated deficit                                     (8,620,130)
                                                         ___________
Total stockholders' equity (deficit)                        (151,665)
                                                         ___________

Total Liabilities and Stockholder's Deficit              $   530,228
                                                         ___________

See accompanying notes to financial statements.

                      EMPIRE PETROLEUM CORPORATION

                        STATEMENTS OF OPERATIONS

                             (Unaudited)


                                       Three Months Ended

                                           March 31
                                    ________________________

                                            2005        2004
                                    ____________  __________
Revenue:
  Petroleum sales                   $      1,180  $   34,607
                                    ____________  __________
                                           1,180      34,607
                                    ____________  __________

Costs and expenses:
  Production & operating                  23,888      22,128
  General & administrative                56,704      57,202
                                    ____________  __________
                                          80,592      79,330
                                    ____________  __________
  Operating loss                         (79,412)    (44,723)
                                    ____________  __________
Other (income) and expense:
  Miscellaneous income                         0         (25)
  Interest expense                         1,725       1,725
                                    ____________  __________

Total other(income) and expense            1,725       1,700
                                    ____________  __________

Net loss                            $    (81,137) $  (46,423)
                                    ____________  __________

Net loss per common share           $        .00  $      .00
                                    ____________  __________

Weighted average number of
  common shares outstanding           37,830,190  37,830,190
                                    ____________  __________


See accompanying notes to financial statements.

                      EMPIRE PETROLEUM CORPORATION

                        STATEMENTS OF CASH FLOWS

                             (UNAUDITED)

                                                Three Months Ended

                                               March 31,    March 31,
                                                   2005          2004
                                              _________     _________
Cash flows from operating activities:
  Net loss                                    $ (81,137)    $ (46,423)

Adjustments to reconcile net loss to
  net cash used in operating activities:

  Value of services contributed by employees     12,500        12,500

(Increase) decrease in assets:
  Accounts receivable                             7,042       (16,643)
  Prepaid expenses                                    0         2,651
Increase (decrease) in liabilities:
  Accounts payable and accrued expenses          24,132        20,103
                                               ________      ________
Net cash used in operating activities           (37,463)      (27,812)
                                               ________      ________
Cash flows from financing activities:

  Advances from related party                    35,009         7,414


                                               ________      ________
Net cash provided by financing activities        35,009         7,414
                                               ________      ________

Net decrease in cash                             (2,454)      (20,398)

Cash - Beginning                                  3,406        21,622
                                               ________      ________
Cash -Ending                                   $    952      $  1,224
                                               ________      ________






See accompanying notes to financial statements.

                        EMPIRE PETROLEUM CORPORATION

                       NOTES TO FINANCIAL STATEMENTS

                               MARCH 31, 2005

                                (UNAUDITED)

1.     BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES:

The accompanying unaudited financial statements of Empire Petroleum Corporation (Empire, or the Company) have been prepared in accordance with United States generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position, the results of operations, and the cash flows for the interim period are included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

The information contained in this Form 10-QSB should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2004 which are contained in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission (the SEC) on March 31, 2005.

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

The Company continues to explore and develop its oil and gas interests. The ultimate recoverability of the Company's investment in its oil and gas interests is dependent upon the existence and discovery of economically recoverable oil and gas reserves, confirmation of the Company's interest in the oil and gas interests, the ability of the Company to obtain necessary financing to further develop the interests, and upon the ability to attain future profitable production. The Company has been incurring significant losses in recent years and has a significant working capital deficiency as of March 31, 2005. The Company also recognized an impairment charge of $6,496,614 on its oil and gas property in 2002 and an additional impairment charge of $190,066 in the first quarter of 2003.

The Company believes it is the intention of the Company's Chief Executive Officer, or a trust controlled by him, to continue funding the Company's basic expenses through December 31, 2005, or until such time as the Company secures other sources of financing. However, there can be no assurance



                                 -4-
that such funds will be provided by Mr. Whitehead or an affiliate of Mr. Whitehead. In 2003, the Company engaged a partner to explore its Cheyenne River Prospect, and signed an agreement to acquire a 10% interest in a block of acreage in the Gabbs Valley Prospect of western Nevada. In order to sustain the Company's operations on a long term basis, the Company intends to continue to look for merger opportunities and consider public or private financings.

Compensation of Officers and Employees

The Company's executive officer serves without pay or other non-equity compensation. The fair value of these services is estimated by management and is recognized as a capital contribution. For the three months ended March 31, 2005, the Company recorded $12,500 as a capital contribution by its executive officer.

2.    NOTES PAYABLE

In December 2001, the Company executed a note with Weatherford
U.S., L.P. to satisfy an outstanding indebtedness for service in the drilling of the Timber Draw #1-AH well. The principal amount of this note was $108,334 with interest payments at 10% per annum commencing on May 27, 2001, until all interest and principal amounts are paid in full. Timely payments were made in accordance with the terms of this note through March 2002. In April 2002, the "payee" of this note agreed to a revised payment schedule extending final payment of $66,997 from April 10, 2002, until June 10, 2002. In connection with this payment schedule, an initial payment of $10,000 was made in April 2002, however, since that time, no further payments have been made. at March 31, 2005, $94,046 was due under this note.

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

On May 8, 2003, the Company entered into an agreement with O.F. Duffield (Duffield Agreement) to acquire a ten percent (10%) interest in a block of acreage in the Gabbs Valley Prospect by agreeing to issue 2,000,000 shares of the Company's Common Stock to Mr. Duffield for such 10% interest. The shares were issued in July 2003. This block of acreage in the Gabbs Valley Prospect consists of federal leases covering approximately 45,000 acres in Nye and Mineral Counties, Nevada in which Mr. Duffield has a 100% working interest. Pursuant to the Duffield Agreement, the Company

                                       -5-
is also entitled to acquire up to a 10% interest in a block of 26,080 acres also located in the Gabbs Valley Prospect should Duffield acquire an interest in this block. The shares were valued at $.10 per share based on the closing price of the Company's common stock on the date of issuance.

4.    CONTINGENCIES

The Company's former management (Messrs. McGrain and Jacobsen) entered into a lease agreement for office space in Canada. This office was closed after Messrs. McGrain and Jacobsen resigned as officers of the Company. This lease agreement calls for monthly lease and tax payments of approximately $4,400 (U.S.) through April of 2006. No lease payment was made subsequent to December of 2002 and, in January of 2003, the Company was notified that the lease had been terminated without prejudice to the landlord's right to hold the Company liable for future damages related to lost rent. The Company has recorded a liability of $158,400 in the March 31, 2005 financial statements for payments due under the lease.

5.    PAYMENT OF LEASE RENTALS

On March 28, 2003, a third party paid approximately $84,485 of the Company's lease rentals on 42,237 acres in the Cheyenne River Prospect in return for an assignment of such leases. In connection with this transaction, the Company retained an overriding royalty of 1.5% on 33,597 of the acres and a 2% overriding royalty on 8,640 of the acres.

On March 31, 2004, a third party paid approximately $52,128 of the Company's lease rentals on 32,643 acres in the Cheyenne River Prospect in exchange for an option to drill a test well in order to earn an interest in the farmout block, which option was subject to the third party first completing a seismic survey covering 16 square miles in the Cheyenne River Prospect. This survey was completed in September of 2003. The processing and interpreting of the data from such survey was completed September 30, 2003, and earned the third party a 25% interest in the #1-AH well and prospect acreage. This third party commenced a test well in the NW/4NE/4 Section 15, Twp 39N, Rge 66W, Niobrara County, Wyoming, known as the Empire Hooligan Draw Unit #1-AH, on August 6, 2004. The well was drilled horizontally to a measured drilling depth of 9,332 feet. This well has undergone testing using different choke and orfice sizes during this reporting period and a stabilized flow rate of 15 barrels of oil per day was achieved in mid April. Remedial work was carried out on the Timber Draw #1-AH, however it did not improve this well. The producing procedure used in the past whereby the well is shut-in 30 days then produced for about 10 days will be continued.

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


                            -6-

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

THREE MONTH PERIOD ENDED MARCH 31, 2005, COMPARED TO THREE MONTH PERIOD ENDED MARCH 31, 2004.

For the three months ended March 31, 2005, sales revenue decreased
$33,427 to $1,180, compared to $34,607 for the same period during 2004.
The decrease in sales revenue was the result of a decrease in production for the Timber Draw #1-AH, which is attributable to a limited reservoir. For the three months ended March 31, 2005, sales volume decreased 1,253 barrels to 225 barrels, compared to 1,478 barrels for the same period in 2004. The average realized per barrel oil price increased 101% from $24.76 for the three months ended March 31, 2004 to $49.68 for the three months ended
March 31, 2005.

Production and operating expenses increased $1,760 to $23,888 for the three months ended March 31, 2005, from $22,128 for the same period in 2004.
This increase was primarily attributable to increased lease rental expenses on the Company's Cheyenne River and Gabbs Valley Prospects.

General and administrative expenses decreased by $498 to $56,704 for the three months ended March 31, 2005, from $57,202 for the same period in 2004. Expense amounts were consistent with the prior year.

There was no depreciation expense attributable to the three months ended March 31, 2005 and 2004, because the depreciable assets were fully depreciated.

For the three months ended March 31, 2005, interest expense remained at $1,725 which is the same as for the three months ended March 31, 2004. The Company accrued interest on the Weatherford note in both periods.

For the reasons discussed above, net loss increased $34,714 from $(46,423) for the three months ended March 31, 2004, to $(81,137) for the three months ended March 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

As of March 31, 2005, the Company had $952 of cash on hand. The Company's cash on hand will not be sufficient to fund its operations for any length of time. During the next twelve months, the Company expects to incur costs of approximately $10,000 per month relating to administrative, office and other expenses. In addition, the Company's other material commitments in the next twelve months could include payments to be made and obligations that could arise as further described below.

The Company's former management (Messrs. McGrain and Jacobsen) entered into a lease agreement for office space in Canada. This office was closed after Messrs. McGrain and Jacobsen resigned as officers of the Company. This lease agreement calls for monthly lease and tax payments of approximately $4,400


                                  -7-
(U.S.) through April of 2006. No lease payment has been made subsequent to December of 2002 and, in January of 2003, the Company was notified that the lease had been terminated without prejudice to the landlord's right to hold the Company liable for future damages related to lost rent. As of the period ended March 31, 2005, the Company has recorded a liability of $158,400 in its financial statements relating to the lease.

As of March 31, 2005, the Company owes approximately $94,046 including accrued interest to Weatherford U.S., L.P. for services rendered by Weatherford.

ADVANCES FROM RELATED PARTY

The Company has had difficulty in obtaining financing from traditional financing sources. Through March 31, 2005, the Company financed its operations primarily through advances made to the Company by the Albert E. Whitehead Living Trust, of which the Company's Chairman of the Board and Chief Executive Officer, Mr. Whitehead, is the trustee. The Company believes it is the intention of the Whitehead Trust to continue funding the Company's basic expenses through December 31, 2005, or until such time as the Company secures other sources of financing. However, there can be no assurance the Whitehead Trust will continue to fund such expenses. In order to sustain the Company's operations on a long term basis, management intends to continue to look for merger opportunities and consider public or private financings. Through the three months ended March 31, 2005, the Whitehead Trust has advanced $35,009 to the Company.

MATERIAL RISKS

The Company has incurred significant losses from operations and there is no assurance that it will achieve profitability or obtain funds necessary to finance continued operations. For other material risks, see the Company's form 10-KSB for the period ended December 31, 2004, which was filed March 31, 2005.

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

Item 3.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report the Company carried out an evaluation under the supervision of the Company's Chief Executive Officer (and Prinicipal Financial Officer) of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Securities
                                  -8-
Exchange Act Rules 13a - 15(e) and 15d - 15(e). Based on this evaluation, the Company's Chief Executive Officer (and principal financial officer) has concluded that the disclosure controls and procedures as of the end of the period covered by this report are effective. During the period covered by this report there was no change in the Company's internal controls over financial reporting that has materially affected or that is reasonably likely to materially affect the Company's internal control over financial reporting.

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

                                        EMPIRE PETROLEUM CORPORATION



Date:  May 12, 2005                             By: /s/ Albert E. Whitehead
                                                ___________________
                                                Albert E. Whitehead
                                                Chairman/CEO


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



                                  -9-
32 Certification of Chief Executive Officer (and principal financial officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

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


                                  -10-
       (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

       (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


May 12, 2005                           /s/ Albert E. Whitehead
                                       Albert E. Whitehead,
                                       Chief Executive Officer and
                                         Principal Financial Officer

EXHIBIT 32

                        CERTIFICATION PURSUANT TO
                         18 U.S.C. SECTION 1350,
                         AS ADOPTED PURSUANT TO
              SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the quarterly report of Empire Petroleum Corporation (the "Company") on Form 10-QSB for the period ending March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Albert E. Whitehead, Chief Executive Officer (and principal financial officer) of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



May 12, 2005                                /s/ Albert E. Whitehead
                                            Albert E. Whitehead
                                            Chief Executive Officer and
                                               principal financial officer













                                  -11-