Form 10QSB
period 2005-06-30
EMPIRE PETROLEUM CORP
filed 2005-08-15
CIK 887396

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                               Form 10-QSB



(Mark One)

[X] Quarterly Report Under Section 13 OR 15(d) of the Securities
    Exchange Act of 1934

             For the quarterly period ended June 30, 2005

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

Common Stock, $.001 Par Value - 42,830,190 shares outstanding as of
June 30, 2005.

Transitional Small Business Disclosure Format: [ ] Yes [X] No



                      EMPIRE PETROLEUM CORPORATION

                        INDEX TO FORM 10-QSB

Part I. FINANCIAL INFORMATION                               Page

Item 1. Financial Statements

Balance Sheet at June 30, 2005 (Unaudited)                     1
Statements of Operations for the three months and
    six months ended June 30, 2005 and 2004 (Unaudited)        2
Statements of Cash Flows for the six months ended
    June 30, 2005 and 2004 (Unaudited)                         3

Notes to Financial Statements                                4-6

Item 2. Management's Discussion and Analysis                 6-9

Item 3. Controls and Procedures                                9

Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                       9


Signatures                                                    10



































PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS


                      EMPIRE PETROLEUM CORPORATION

                             BALANCE SHEET


                                                             June 30

                                                                2005

ASSETS                                                    (Unaudited)
                                                         ___________
Current assets:
  Cash                                                   $   439,910
  Accounts receivable (net of allowance of $3,750)            80,987
		                                             ___________
Total current assets                                         520,897

Property & equipment, net of accumulated
  depreciation and depletion                                 527,109
                                                         ___________
Total Assets             	                          $ 1,048,006
                                                         ___________


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued
    liabilities                                          $   120,624
  Accounts payable to related party                          274,682
  Note payable                                                95,771
                                                         ___________
Total current liabilities                                    491,077
                                                         ___________
Total liabilities                                            491,077
                                                         ___________

Stockholders' equity:
  Common stock at par value                                   42,830
  Warrants to purchase common stock                           67,875
  Additional paid in capital                               8,870,260
  Accumulated deficit                                     (8,424,036)
                                                         ___________
Total stockholders' equity                                   556,929
                                                         ___________

Total liabilities and stockholder's equity               $ 1,048,006
                                                         ___________

See accompanying notes to financial statements.

                      EMPIRE PETROLEUM CORPORATION

                        STATEMENTS OF OPERATIONS

                             (Unaudited)


                              Three Months Ended           Six Months Ended

                                  June 30,                      June 30,
                         ____________________________   ________________________

                                  2005          2004            2005        2004
                         _____________  _____________   ____________  __________
Revenue:
  Petroleum sales        $      73,178   $     1,497    $     74,358  $   36,104
                         _____________  _____________   ____________  __________
                                73,178         1,497          74,358      36,104
                         _____________  _____________   ____________  __________

Costs and expenses:
  Production & operating        (6,097)       17,652         18,929      39,772
  General & administrative      39,886        48,372         95,422     105,582
  Reversal of accrued lease
     Obligation               (158,400)            0       (158,400)          0
                          ____________  _____________  ____________  __________
                              (124,611)       66,024        (44,049)    145,354
                          ____________  _____________  ____________  __________
  Operating income (loss)      197,789       (64,527)       118,407    (109,250)
                          ____________  _____________  ____________  __________
Other (income) and expense:
  Miscellaneous income               0          (128)             0        (153)
  Interest expense               1,725         1,725          3,450       3,450
                          ____________  _____________  ____________  __________

Total other expense              1,725         1,597         3,450       3,297
                          ____________  _____________  ____________  __________

Net income (loss)         $    196,064   $   (66,124)  $   114,957   $(112,547)
                          ____________  _____________  ____________  __________

Net income (loss)
  per common share        $        .00   $        .00 $        .00  $      .00
                          ____________  _____________  ____________  __________
Weighted average number of
  common shares
  outstanding               39,219,079     37,830,190   39,219,079   37,830,190
                          ____________  _____________  ____________  __________


See accompanying notes to financial statements.

                      EMPIRE PETROLEUM CORPORATION

                        STATEMENTS OF CASH FLOWS

                             (UNAUDITED)

                                                 Six Months Ended

                                                June 30,     June 30,
                                                   2005          2004
                                              _________     _________
Cash flows from operating activities:
  Net income (loss)                           $ 114,957     $(112,547)

Adjustments to reconcile net loss to
  net cash used in operating activities:

  Value of services contributed by employees     25,000        25,000
  Reversal of accrued lease obligation         (158,400)            0

(Increase) decrease in assets:
  Accounts receivable                           (71,778)        3,564
  Prepaid expenses                                    0         2,651
Increase (decrease) in liabilities:
  Accounts payable and accrued expenses         (33,465)       15,898
                                               ________      ________
Net cash used in operating activities          (123,686)      (65,434)
                                               ________      ________
Cash flows from financing activities:

  Advances from related party                    60,190        45,344
  Proceeds from private equity placement        500,000             0
                                               ________      ________
Net cash provided by financing activities       560,190        45,344
                                               ________      ________

Net increase (decrease) in cash                 436,504       (20,090)

Cash - Beginning                                  3,406        21,622
                                               ________      ________
Cash -Ending                                   $439,910      $  1,532
                                               ________      ________






See accompanying notes to financial statements.

                        EMPIRE PETROLEUM CORPORATION

                       NOTES TO FINANCIAL STATEMENTS

                               JUNE 30, 2005

                                (UNAUDITED)

1.     BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES:

The accompanying unaudited financial statements of Empire Petroleum Corporation (Empire, or the Company) have been prepared in accordance with United States generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, the results of operations, and the cash flows for the interim period are included. See Note 4 for a description of non-recurring adjustments. Operating results for the interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

The information contained in this Form 10-QSB should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2004 which are contained in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission (the SEC) on March 31, 2005.

The Company has been incurring significant losses in recent years.
The continuation of the Company as a going concern is dependent upon the ability of the Company to attain future profitable operations. These financial statements have been prepared on the basis of United States generally accepted accounting principles applicable to a company with continuing operations, which assume that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its obligations in the normal course of operations. Management believes the going concern assumption to be appropriate for these financial statements. If the going concern assumption were not appropriate for these financial statements, then adjustments might be necessary to adjust the carrying value of assets and liabilities and reported expenses.

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

In 2003, the Company engaged a partner to explore its Cheyenne
River Prospect, and signed an agreement to acquire a 10% interest in a block of acreage in the Gabbs Valley Prospect of western Nevada. In June 2005, the Company completed a private placement of 5,000,000 shares of its common stock along with warrants to purchase 1,250,000 shares of its Common Stock for an aggregate purchase price of $500,000. Subject to certain restrictions, the warrants may be exercised for a period of one year at an exercise price of $0.25 per share. Proceeds of the private placement were allocated $67,875 to common stock warrants and $432,125 to common stock and paid-in capital. These funds will be used for general corporate purposes and to pay the Company's share of the costs associated with its 10% interest in the Gabbs Valley Oil Prospect in Nevada. The Company believes that its available cash as of June 30, 2005 will be sufficient to finance its operations through the next twelve months. In order to sustain the Company's operations on a long term basis, the Company intends to continue to look for merger opportunities and consider public or private financings.

Compensation of Officers and Employees

The Company's only executive officer serves without pay or other compensation. The fair value of these services is estimated by management and is recognized as a capital contribution. For the three months ended June 30, 2005, the Company recorded $12,500 as a capital contribution by its executive officer.

2.    NOTES PAYABLE

In December 2001, the Company executed a note with Weatherford
U.S., L.P. to satisfy an outstanding indebtedness for service in the drilling of the Timber Draw #1-AH well. The principal amount of this note was $108,334 with interest payments at 10% per annum commencing on May 27, 2001, until all interest and principal amounts are paid in full. Timely payments were made in accordance with the terms of this note through March 2002. In April 2002, the "payee" of this note agreed to a revised payment schedule extending final payment of $66,997 from April 10, 2002, until June 10, 2002. In connection with this payment schedule, an initial payment of $10,000 was made in April 2002, however, since that time, no further payments have been made. At June 30, 2005, $95,771 was due under this note.

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

4.    CONTINGENCIES

The Company's former management (Messrs. McGrain and Jacobsen) entered into a lease agreement for office space in Canada. This office was closed after Messrs. McGrain and Jacobsen resigned as officers of the Company. This lease agreement calls for monthly lease and tax payments of approximately $4,400 (U.S.) through April of 2006. The Company accrued its obligation under the lease through the first quarter of 2005. During the second quarter of 2005, the Company determined that the statute of limitations had expired with respect to its obligation under the lease. Accordingly, the Company reversed expenses of $158,400 previously recorded for the lease.

5.    CHEYENNE RIVER PROSPECT

On March 28, 2003, a third party paid approximately $84,485 of the Company's lease rentals on 42,237 acres in the Cheyenne River Prospect in return for an assignment of such leases. In connection with this transaction, the Company retained an overriding royalty of 1.5% on 33,597 of the acres and a 2% overriding royalty on 8,640 of the acres.

On March 31, 2004, a third party paid approximately $52,128 of the Company's lease rentals on 32,643 acres in the Cheyenne River Prospect in exchange for an option to drill a test well in order to earn an interest in the farmout block, which option was subject to the third party first completing a seismic survey covering 16 square miles in the Cheyenne River Prospect. This survey was completed in September of 2003. The processing and interpreting of the data from such survey was completed September 30, 2003, and earned the third party a 25% interest in the Timber Draw #1-AH well and prospect acreage. This third party commenced a test well in the NW/4NE/4 Section 15, Twp 39N, Rge 66W, Niobrara County, Wyoming, known as the Empire Hooligan Draw Unit #1-AH, on August 6, 2004. The well was drilled horizontally to a measured drilling depth of 9,332 feet. As a result of this earning well being drilled the Company's working interest in the Hooligan Draw #1-AH well and prospect acreage was reduced to 26.785% and to 17.5% of the Timber Draw #1-AH well. This well has undergone testing using different choke and orifice sizes during this reporting period, and a flow rate of 15 barrels of oil per day was achieved in mid April however it did not sustain this rate and remedial work was carried out on it and the Timber Draw #1-AH, however it did not improve the wells. The producing procedure used in the past whereby the Timber Draw #1-AH well is shut-in 30 days then produced for about 10 days will be continued. Other remedial work is currently being considered.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

GENERAL TO ALL PERIODS

The Company's primary business is the exploration and development of oil and gas interests. The Company has incurred significant losses from operations, and there is no assurance that it will achieve profitability or obtain funds necessary to finance its operations. Sales revenue for all periods presented is attributable to the production of oil from the Company's Timber Draw #1-AH

                                -6-
and the Hooligan Draw #1-AH wells located in the Eastern Powder River Basin in the State of Wyoming, otherwise known as the Cheyenne River Prospect.

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

THREE MONTH PERIOD ENDED JUNE 30, 2005, COMPARED TO THREE MONTH PERIOD ENDED JUNE 30, 2004.

For the three months ended June 30, 2005, sales revenue increased
$71,681 to $73,178, compared to $1,497 for the same period during 2004. The increase in sales revenue was the result of production from the Timber Draw #1-AH and the Hooligan Draw #1-AH wells. For the three months ended June 30, 2005, sales volume increased to 1,137 barrels, compared to -0- barrels for the same period in 2004. The average realized per barrel oil price was $46.66 for the three months ended June 30, 2005.

Production and operating expenses decreased $23,749 to $(6,097) for the three months ended June 30, 2005, from $17,652 for the same period in 2004.
This decrease was primarily attributable to the re-negotiation, settlement and reimbursement of costs previously incurred for the Company's Cheyenne River and Gabbs Valley Prospects.

General and administrative expenses decreased by $8,486 to $39,886 for the three months ended June 30, 2005, from $48,372 for the same period in 2004. Expense amounts were consistent with the prior years.

There was no depreciation or depletion expense attributable to the three months ended June 30, 2005 and 2004, because the depreciable assets were fully depreciated.

For the three months ended June 30, 2005, interest expense remained at $1,725 which is the same as for the three months ended June 30, 2004. The Company accrued interest on the Weatherford note in both periods.

For the reasons discussed above, net income increased $262,188 from $(66,124) for the three months ended June 30, 2004, to $196,064 for the three months ended June 30, 2005.

SIX MONTH PERIOD ENDED JUNE 30, 2005, COMPARED TO SIX MONTH PERIOD ENDED JUNE 30, 2004.

For the six months ended June 30, 2005, sales revenue increased
$38,254 to $74,358, compared to $36,104 for the same period during 2004. The increase in sales revenue was the result of improved oil prices and additional production attributable to the Hooligan Draw #1-AH well.
For the six months ended June 30, 2005, sales volume increased 543 barrels to 2,021 barrels, compared to 1,478 barrels for the same period in 2004. The average realized per barrel oil price increased 37% from $24.76 for the six months ended June 30, 2004 to $33.88 for the six months ended
June 30, 2005.

Production and operating expenses decreased $20,843 to $18,929 for the six

                                 -7-

months ended June 30, 2005, from $39,772 for the same period in 2004.
This decrease was primarily attributable to the re-negotiation, settlement and reimbursement of costs previously incurred for the Company's Cheyenne River and Gabbs Valley Prospects.

General and administrative expenses decreased by $10,160 to $95,422 for the six months ended June 30, 2005, from $105,582 for the same period in 2004. Expense amounts were consistent with the prior year.

There was no depreciation or depletion expense attributable to the six months ended June 30, 2005 and 2004, because the depreciable assets were fully depreciated.

For the six months ended June 30, 2005, interest expense remained at $3,450 which is the same as for the six months ended June 30, 2004. The Company accrued interest on the Weatherford note in both periods.

For the reasons discussed above, net income increased $227,504 from $(112,547) for the six months ended June 30, 2004, to $114,957 for the six months ended June 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

As of June 30, 2005 the Company had $439,910 of cash on hand.  In June
2005, the Company completed a private placement of 5,000,000 shares along with warrants to purchase 1,250,000 shares of its Common Stock for an aggregate purchase price of $500,000. For more information regarding this private placement, see the Company's current report on Form 8-K, which was filed with the SEC on June 9, 2005. The cash from this funding will enable the Company to pay its share of a seismic survey on its Gabbs Valley Prospect, Nevada, which is expected to be approximately $35,000 and to fund its share of a well to be drilled on the Nevada Prospect which is estimated to be $150,000. After such payment, the Company believes it will have sufficient funds to pay its normal operational costs of approximately $10,000 per month for the next 12 months. In order to sustain the Company's operations on a long term basis, the Company intends to continue to look for merger opportunities and consider public or private financings.


As of June 30, 2005, the Company owes approximately $95,771 including accrued interest to Weatherford U.S., L.P. for services rendered by Weatherford.

ADVANCES FROM RELATED PARTY

Through March 31, 2005, the Company financed its operations primarily through advances made to the Company by the Albert E. Whitehead Living Trust, of which the Company's Chairman of the Board and Chief Executive Officer, Mr. Whitehead, is the trustee. At June 30, 2005 the Company is indebted to the Albert E. Whitehead Living Trust in the amount of $274,682.

MATERIAL RISKS

The Company has incurred significant losses from operations and there is no assurance that it will achieve profitability or obtain funds necessary to finance continued operations. For other material risks, see the Company's form 10-KSB for the period ended December 31, 2004, which was filed March 31, 2005.

                                  -8-
FORWARD-LOOKING INFORMATION

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

Item 3.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation under the supervision of the Company's Chief Executive Officer (and prinicipal financial officer) of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rules 13a - 15(e) and 15d - 15(e). Based on this evaluation, the Company's Chief Executive Officer (and principal financial officer) has concluded that the disclosure controls and procedures as of the end of the period covered by this report are effective. During the period covered by this report, there was no change in the Company's internal controls over financial reporting that has materially affected or that is reasonably likely to materially affect the Company's internal control over financial reporting.

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

                                        EMPIRE PETROLEUM CORPORATION



Date:  August 15, 2005                          By: /s/ Albert E. Whitehead
                                                ___________________
                                                Albert E. Whitehead
                                                Chairman/CEO


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


August 15, 2005                        /s/ Albert E. Whitehead
                                       Albert E. Whitehead,
                                       Chief Executive Officer and
                                         Principal Financial Officer

EXHIBIT 32

                        CERTIFICATION PURSUANT TO
                         18 U.S.C. SECTION 1350,
                         AS ADOPTED PURSUANT TO
              SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the quarterly report of Empire Petroleum Corporation (the "Company") on Form 10-QSB for the period ending June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Albert E. Whitehead, Chief Executive Officer (and principal financial officer) of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



August 15, 2005                             /s/ Albert E. Whitehead
                                            Albert E. Whitehead
                                            Chief Executive Officer and
                                               Principal Financial Officer