Form 10QSB
period 2005-09-30
EMPIRE PETROLEUM CORP
filed 2005-12-20
CIK 887396

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                               Form 10-QSB



(Mark One)

[X] Quarterly Report Under Section 13 OR 15(d) of the Securities
    Exchange Act of 1934

             For the quarterly period ended September 30, 2005

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

Common Stock, $.001 Par Value - 42,830,190 shares outstanding as of September 30, 2005.

Transitional Small Business Disclosure Format: [ ] Yes [X] No



                      EMPIRE PETROLEUM CORPORATION

                        INDEX TO FORM 10-QSB

Part I. FINANCIAL INFORMATION                               Page

Item 1. Financial Statements

Balance Sheet at September 30, 2005 (Unaudited)                1
Statements of Operations for the three months and
    nine months ended September 30, 2005 and 2004 (Unaudited)  2
Statements of Cash Flows for the nine months ended
    September 30, 2005 and 2004 (Unaudited)                    3

Notes to Financial Statements                                4-8

Item 2. Management's Discussion and Analysis                8-11

Item 3. Controls and Procedures                            11-12

Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                      12


Signatures                                                    12



































PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS


                      EMPIRE PETROLEUM CORPORATION

                             BALANCE SHEET


                                                        September 30

                                                                2005

ASSETS                                                    (Unaudited)
                                                         ___________
Current assets:
  Cash                                                   $   406,665
  Accounts receivable (net of allowance of $3,750)           105,141
		                                             ___________
Total current assets                                         511,806

Property & equipment, net of accumulated
  depreciation and depletion                                 527,109
                                                         ___________
Total Assets             	                          $ 1,038,915
                                                         ___________


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued
    liabilities                                          $   139,388
  Accounts payable to related party                          274,682
  Note payable                                                97,496
                                                         ___________
Total current liabilities                                    511,566
                                                         ___________
Total liabilities                                            511,566
                                                         ___________

Stockholders' equity:
  Common stock at par value                                   42,830
  Warrants to purchase common stock                           67,875
  Additional paid in capital                               8,882,760
  Accumulated deficit                                     (8,466,116)
                                                         ___________
Total stockholders' equity                                   527,349
                                                         ___________

Total liabilities and stockholder's equity               $ 1,038,915
                                                         ___________

See accompanying notes to financial statements.

                      EMPIRE PETROLEUM CORPORATION

                        STATEMENTS OF OPERATIONS

                             (Unaudited)


                              Three Months Ended           Nine Months Ended

                                 September 30,               September 30,
                         ____________________________   ________________________

                                  2005          2004            2005        2004
                                            Restated                    Restated
                         _____________  _____________   ____________  __________
Revenue:
  Petroleum sales        $      41,757   $    19,674    $    116,115  $   55,778
                         _____________  _____________   ____________  __________
                                41,757        19,674         116,115      55,778
                         _____________  _____________   ____________  __________

Costs and expenses:
  Production & operating        49,353        32,898         68,282      72,679
  General & administrative      32,759        37,919        114,981     117,124
  Reversal of accrued lease
     Obligation                      0             0       (222,561)          0
                          ____________  _____________  ____________  __________
                                82,112        70,817        (39,298)    189,803
                          ____________  _____________  ____________  __________
  Operating income (loss)      (40,355)      (51,143)       155,413    (134,025)
                          ____________  _____________  ____________  __________
Other (income) and expense:
  Miscellaneous                      0        11,918         (4,401)      3,920
  Interest expense               1,725         1,725          5,175       5,175
                          ____________  _____________  ____________  __________

Total other expense              1,725        13,643            774       9,095
                          ____________  _____________  ____________  __________

Net income (loss)         $    (42,080)  $   (64,786)  $    154,639  $ (143,120)
                          ____________  _____________  ____________  __________

Net income (loss)
  per common share        $        .00   $        .00 $        .00  $      .00
                          ____________  _____________  ____________  __________
Weighted average number of
  common shares
  outstanding               42,830,190     37,830,190   39,980,925   37,830,190
                          ____________  _____________  ____________  __________


See accompanying notes to financial statements.

                      EMPIRE PETROLEUM CORPORATION

                        STATEMENTS OF CASH FLOWS

                             (UNAUDITED)

                                                 Nine Months Ended

                                           September 30, September 30,
                                                   2005          2004
                                                             Restated
                                              _________     _________
Cash flows from operating activities:
  Net income (loss)                           $ 154,639     $(143,120)

Adjustments to reconcile net income (loss) to net cash used in operating activities:

  Value of services contributed by employees     37,500        37,500
  Reversal of accrued lease obligation         (222,561)            0

(Increase) decrease in assets:
  Accounts receivable                           (95,932)       15,145
  Prepaid expenses                                    0         2,651
Increase (decrease) in liabilities:
  Accounts payable and accrued expenses         (30,577)        2,266
                                               ________      ________
Net cash used in operating activities          (156,931)      (85,558)
                                               ________      ________
Cash flows from financing activities:

  Advances from related party                    60,190        63,987
  Proceeds from private equity placement        500,000             0
                                               ________      ________
Net cash provided by financing activities       560,190        63,987
                                               ________      ________

Net increase (decrease) in cash                 403,259       (21,571)

Cash - Beginning                                  3,406        21,622
                                               ________      ________
Cash -Ending                                   $406,665      $     51
                                               ________      ________






See accompanying notes to financial statements.

                        EMPIRE PETROLEUM CORPORATION

                       NOTES TO FINANCIAL STATEMENTS

                            SEPTEMBER 30, 2005

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

In 2003, the Company engaged a partner to explore its Cheyenne
River Prospect, and signed an agreement to acquire a 10% interest in a block of acreage in the Gabbs Valley Prospect of western Nevada. In June 2005, the Company completed a private placement of 5,000,000 shares of its common stock along with warrants to purchase 1,250,000 shares of its Common Stock for an aggregate purchase price of $500,000. Subject to certain restrictions, the warrants may be exercised for a period of one year at an exercise price of $0.25 per share. Proceeds of the private placement were allocated $67,875 to common stock warrants and $432,125 to common stock and paid-in capital. These funds will be used for general corporate purposes and to pay the Company's share of the costs associated with its 10% interest in the Gabbs Valley Oil Prospect in Nevada. The Company believes that its available cash as of September 30, 2005 will be sufficient to finance its operations through the next twelve months.
In order to sustain the Company's operations on a long term basis, the Company intends to continue to look for merger opportunities and consider public or private financings.

Compensation of Officers and Employees

The Company's only executive officer serves without pay or other compensation. The fair value of these services is estimated by management and is recognized as a capital contribution. For the three months ended September 30, 2005, the Company recorded $12,500 as a capital contribution by its executive officer.

2.    NOTES PAYABLE

In December 2001, the Company executed a note with Weatherford
U.S., L.P. to satisfy an outstanding indebtedness for service in the drilling of the Timber Draw #1-AH well. The principal amount of this note was $108,334 with interest payments at 10% per annum commencing on May 27, 2001, until all interest and principal amounts are paid in full. Timely payments were made in accordance with the terms of this note through March 2002. In April 2002, the "payee" of this note agreed to a revised payment schedule extending final payment of $66,997 from April 10, 2002, until June 10, 2002. In connection with this payment schedule, an initial payment of $10,000 was made in April 2002, however, since that time, no further payments have been made. At September 30, 2005, the Company has accrued a liability of $97,496 in connection with this note.

3.    PROPERTY AND EQUIPMENT:

At December 31, 2002, the Company's management determined that an impairment allowance of $6,496,614 was necessary to properly value the Company's oil and gas properties bringing the net book value of the oil and gas properties to $594,915. The basis for the impairment was the determination by the United States Bureau of Land Management (BLM) that it does not consider the Timber Draw #1-AH well economic. In other words, under the BLM's criteria for economic determination, the well will not pay out the cost incurred to drill and complete the well. The BLM also advised the Company that since it did not commence another test well prior to August 12, 2002, the Timber Draw Unit was terminated. Furthermore, a bottom hole pressure survey conducted in April 2002 indicated a limited reservoir for the well. The remaining asset value was calculated using an estimated $10 per acre market price for the leases multiplied by the Company's working interest.

In the first quarter of 2003, the Company recorded an additional leasehold impairment charge of $190,066 as a result of the assignment of the leases on 42,237 acres in the Cheyenne River Prospect (See Note 5).

On May 8, 2003, the Company entered into an agreement with O.F. Duffield (Duffield Agreement) to acquire a ten percent (10%) interest in a block of acreage in the Gabbs Valley Prospect by agreeing to issue 2,000,000 shares of the Company's Common Stock to Mr. Duffield for such 10% interest. The shares were issued in July 2003. This block of acreage in the Gabbs Valley Prospect consists of federal leases covering approximately

                                       -5-
45,000 acres in Nye and Mineral Counties, Nevada in which Mr. Duffield has a 100% working interest. Pursuant to the Duffield Agreement, the Company is also entitled to acquire up to a 10% interest in a block of 26,080 acres also located in the Gabbs Valley Prospect should Duffield acquire an interest in this block. The shares were valued at $.10 per share based on the closing price of the Company's common stock on the date of issuance.

During September 2005 surveyors laid out a 19.5 mile seismic program on the Gabbs Valley Prospect, and a seismic survey was commenced in early October. Field work was expected to be finished and final interpretation of the data was completed in November, 2005. Based on the results the Company is prepared to join in the drilling of a test well in the first quarter of 2006.

PetroWorld Nevada Corp. (PWC) is a participant in the Gabbs Valley Prospect with a seismic option to earn a 50% interest from Cortez Exploration, Inc. The Company's Chief Executive Officer is a Member of The Board of Directors of both PWC and its parent company PetroWorld Corporation and owns approximately nine (9%) percent of the parent Company which is traded on the AIM Exchange in London and the Toronto Venture Exchange in Toronto. Accounts receivable from PWC totals $31,071 at September 30, 2005.

4.    CONTINGENCIES

The Company's former management (Messrs. McGrain and Jacobsen) entered into a lease agreement for office space in Canada. This office was closed after Messrs. McGrain and Jacobsen resigned as officers of the Company. This lease agreement called for monthly lease and tax payments of approximately $6,834 (Canadian) through April of 2006. A subtenant continued to pay the rentals under the lease until December 2002 and moved out of the office space in January 2003. The Company accrued obligations under the lease from April 2002 through the first quarter of 2005. During the second quarter of 2005, the Company determined that the statute of limitations had expired with respect to its obligation under the lease. Accordingly, the Company reversed expenses of $222,561 (U.S.) including foreign exchange losses accrued in connection with the lease (See
Note 6).

5.    CHEYENNE RIVER PROSPECT

On March 28, 2003, a third party paid approximately $84,485 of the Company's lease rentals on 42,237 acres in the Cheyenne River Prospect in return for an assignment of such leases. In connection with this transaction, the Company retained an overriding royalty of 1.5% on 33,597 of the acres and a 2% overriding royalty on 8,640 of the acres.

On March 31, 2004, a third party paid approximately $52,128 of the Company's lease rentals on 32,643 acres in the Cheyenne River Prospect in exchange for an option to drill a test well in order to earn an interest in the farmout block, which option was subject to the third party first completing a seismic survey covering 16 square miles in the Cheyenne River Prospect. This survey was completed in September of 2003. The processing and interpreting of the data from such survey was completed September 30, 2003, and earned the third party a 25% interest in the Timber Draw #1-AH well and prospect acreage. This third party commenced a test well in the NW/4NE/4 Section 15, Twp 39N, Rge 66W, Niobrara County, Wyoming, known as the Empire Hooligan Draw Unit #1-AH, on August 6, 2004. The well was drilled horizontally to a measured drilling depth of 9,332 feet. As a result of this earning well being drilled the Company's working interest in the Hooligan Draw #1-AH well and prospect acreage was

                                  -6-

reduced to 26.785% and to 17.5% of the Timber Draw #1-AH well. The Company, and the operator of the wells are considering options to increase production for the Cheyenne River Prospect wells. Additionally, the Company has also begun exploring opportunities to sell its interest in the Cheyenne River Prospect.

6.     RESTATEMENT

On November 11, 2005 the Company filed a Form 8-K with the SEC disclosing that it would restate its previously issued financial statements for the year ended 2003, annual and quarterly financial statements for 2004, and quarterly financial statements for 2005 after determining that it had erroneously accounted for its exit activities in connection with its former office space in Canada.

In the third quarter of 2003, the Company recorded an expense for its obligation under the lease for the period up to the balance sheet date.
It continued to record  an expense of $13,200 per quarter through March
31, 2005 related to the lease (see Note 4). After further review, the Company's management determined that it should have accrued an obligation for the lease equal to total amounts owed from the "cease use date" (the date in January 2003 on which the Company's subtenant moved out of the office space) through the end of the lease term. Additionally, since the lease obligation was in Canadian dollars, the Company should have recorded a currency exchange gain or loss on its obligation in each quarter. Based on this analysis, the Company and its Board of Directors concluded that its previously issued financial statements for the year ended 2003, annual and quarterly financial statements for 2004 and quarterly financial statements for 2005 required adjustments of the amounts previously reported for accounts payable and accrued liabilities, and general and administrative expenses.
The following table summarizes the adjustments required to previously reported amounts included in these financial statements.

                                3 Months Ended         9 Months Ended
                                September 30, 2004     September 30, 2004
                                Previously  As         Previously  AS
                                Reported    Restated   Reported    Restated

Petroleum sales                     19,674    19,674       55,778    55,778
Cost & Expenses:
Production & Operation              32,898    32,898       72,679    72,679
General & Administrative            51,119    37,919      156,724   117,124
                                 _________   _______   __________   _______
                                    84,017    70,817      229,403   189,803
                                 _________   _______   __________   _______
Operating loss                     (64,343)  (51,143)    (173,625) (134,025)
                                 _________   _______   __________   _______
Other (income) expense:
Miscellaneous income                     -    11,918          (153)    3,920
Interest Expense                     1,725     1,725         5,175     5,175
                                 _________   _______   ___________   _______
                                     1,725    13,643         5,022     9,095
                                 _________   _______   ___________   _______
Net loss                           (66,068)  (64,786)     (178,647) (143,120)
                                 _________   _______   ___________   _______

Net loss per share                     .00       .00           .00       .00
                                 _________   _______   ___________   _______

                                    -7-
                                 September 30, 2004
                                 Previously
                                 Reported              As Restated

ASSETS
Current Assets:
Cash                                            51              51
Accounts Receivable                          5,917           5,917
                                         _________        ________
Total Current Assets                         5,968           5,968
Property, Plant & Equipment (net)          527,109         527,109
                                         _________       _________
Total Assets                               533,077         533,077
                                         _________        ________

LIABILITIES & STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable & accrued expenses        293,745         377,035
Accounts payable - related party           194,167         194,167
Note payable                                90,596          90,596
                                         _________        ________
Total current liabilities                  578,508         661,798
                                         _________        ________
Total liabilities                          578,508         661,798
                                         _________        ________

Stockholders' deficiency:
Common stock                                37,830          37,830
Additional paid in capital               8,405,635       8,405,635
Accumulated deficit                     (8,488,896)     (8,572,186)
                                         _________       _________
Total stockholders' deficiency             (45,431)       (128,721)
                                         _________       _________
Total liabilities and stockholders'
   deficiency                              533,077         533,077
                                         _________       _________


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

GENERAL TO ALL PERIODS

The Company's primary business is the exploration and development of oil and gas interests. The Company has incurred significant losses from operations, and there is no assurance that it will achieve profitability or obtain funds necessary to finance its operations. Sales revenue for all periods presented is attributable to the production of oil from the Company's Timber Draw #1-AH and the Hooligan Draw #1-AH wells located in the Eastern Powder River Basin in the State of Wyoming, otherwise known as the Cheyenne River Prospect.

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

                                  -8-
RESTATEMENT

On November 11, 2005 the Company filed a Form 8-K with the SEC disclosing that it would restate its previously issued financial statements for the year ended 2003, annual and quarterly financial statements for 2004, and quarterly financial statements for 2005 after determining that it had erroneously accounted for its exit activities in connection with its former office space in Canada.

In the third quarter of 2003, the Company recorded an expense for its obligation under the lease for the period up to the balance sheet date. It continued to record an expense of $13,200 per quarter through March 31, 2005 related to the lease (see Note 4 to the financial statements). After further review, the Company's management determined that it should have accrued an obligation for the lease equal to total amounts owed from the "cease use date" (the date in January 2003 on which the Company's subtenant moved out of the office space) through the end of the lease term. Additionally, since the lease obligation was in Canadian dollars, the Company should have recorded a currency exchange gain or loss on its obligation in each quarter. Based on this analysis, the Company and its Board of Directors concluded that its previously issued financial statements for the year ended 2003, annual and quarterly financial statements for 2004 and quarterly financial statements for 2005 required adjustments of the amounts previously reported for accounts payable and accrued liabilities, and general and administrative expenses. The effect of the restatement was to decrease the previously reported net loss by $1,282 for the three months ended September 30, 2004 and by $35,527 for the nine months ended September 30, 2004. The restatement did not affect reported loss per share.

THREE MONTH PERIOD ENDED SEPTEMBER 30, 2005, COMPARED TO THREE MONTH PERIOD ENDED SEPTEMBER 30, 2004.

For the three months ended September 30, 2005, sales revenue increased $22,083 to $41,757, compared to $19,674 for the same period during 2004. The increase in sales revenue was the result of production from the Timber Draw #1-AH and the Hooligan Draw #1-AH wells. For the three months ended September 30, 2005, sales volume increased to 1,129 barrels, compared to 948 barrels for the same period in 2004. The average realized per barrel oil price was $36.98 for the three months ended September 30, 2005 compared to $31.40 for the three months ended September 30, 2004.

Production and operating expenses increased $16,455 to $49,353 for the three months ended September 30, 2005, from $32,898 for the same period in 2004. The increase was primarily attributable to the seismic analysis being conducted on the Company's Gabbs Valley Prospect.

General and administrative expenses decreased by $5,160 to $32,759 for the three months ended September 30, 2005, from $37,919 for the same period in 2004. Expense amounts were consistent with the prior years.

There was no depreciation or depletion expense attributable to the three months ended Setember 30, 2005 and 2004, because the depreciable assets were fully depreciated.

For the three months ended September 30, 2005, interest expense remained at $1,725 which is the same as for the three months ended September 30, 2004. The Company accrued interest on the Weatherford note in both periods. Miscellaneous income decreased by $11,918 from $0 to $11,918 relating to foreign exchange loss on the Company's recorded Canadian lease obligation.

                                  -9-

For the reasons discussed above, net loss increased $22,706 from $(64,786) for the three months ended September 30, 2004, to $(42,080) for the three months ended September 30, 2005.

NINE MONTH PERIOD ENDED SEPTEMBER 30, 2005, COMPARED TO NINE MONTH PERIOD ENDED SEPTEMBER 30, 2004.

For the nine months ended September 30, 2005, sales revenue increased $60,337 to $116,115, compared to $55,778 for the same period during 2004. The increase in sales revenue was the result of improved oil prices and additional production attributable to the Hooligan Draw #1-AH well.
For the nine months ended September 30, 2005, sales volume increased 723 barrels to 3,149 barrels, compared to 2,426 barrels for the same period in 2004. The average realized per barrel oil price increased 29% from $27.04 for the nine months ended September 30, 2004 to $34.99 for the nine months ended September 30, 2005.

Production and operating expenses decreased $4,397 to $68,282 for the nine months ended September 30, 2005, from $72,679 for the same period in 2004. This decrease was primarily attributable to a reduction in property tax expense incurred for the Company's Cheyenne River, offset by costs incurred for seismic analysis Of the Company's Gabbs Valley Prospect.

General and administrative expenses decreased by $2,143 to $114,981 for the nine months ended September 30, 2005, from $117,124 for the same period in 2004. Expense amounts were consistent with the prior year.

There was no depreciation or depletion expense attributable to the nine months ended September 30, 2005 and 2004, because the depreciable assets were fully depreciated.

For the nine months ended September 30, 2005, interest expense remained at $5,175 which is the same as for the nine months ended September 30, 2004.
The Company accrued interest on the Weatherford note in both periods. Miscellaneous income increased $8,321 from $(3,920) to $4,401 attributable to foreign exchange gains on the Company's recorded Canadian lease obligation.

For the reasons discussed above, net income increased $297,759 from $(143,120) for the nine months ended September 30, 2004, to $154,639 for the nine months ended September 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

As of September 30, 2005 the Company had $406,665 of cash on hand. In June 2005, the Company completed a private placement of 5,000,000 shares along with warrants to purchase 1,250,000 shares of its Common Stock for an aggregate purchase price of $500,000. For more information regarding this private placement, see the Company's current report on Form 8-K, which was filed with the SEC on June 9, 2005. The cash from this funding will enable the Company to pay its share of a seismic survey on its Gabbs Valley Prospect, Nevada, which is expected to be approximately $35,000 and to fund its share of a well to be drilled on the Nevada Prospect which is estimated to be $150,000. After such payment, the Company believes it will have sufficient funds to pay its normal operational costs of approximately $10,000 per month for the next 12 months. In order to sustain the Company's operations on a long term basis, the Company intends to continue to look for merger opportunities and consider public or private financings.

                                  -10-
As of September 30, 2005, the Company has accrued a liability of approximately $97,496 including accrued interest to Weatherford U.S., L.P. for services rendered by Weatherford.

ADVANCES FROM RELATED PARTY

Through March 31, 2005, the Company financed its operations primarily through advances made to the Company by the Albert E. Whitehead Living Trust, of which the Company's Chairman of the Board and Chief Executive Officer, Mr. Whitehead, is the trustee. At September 30, 2005 the Company is indebted to the Albert E. Whitehead Living Trust in the amount of $274,682.

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

Item 3.  CONTROLS AND PROCEDURES

As previously reported in the Company's Current Report on Form 8-K dated November 16, 2005, the Board of Directors of the Company concluded on November 16, 2005 that its previously issued annual and quarterly financial statements for fiscal years 2003, 2004 and quarterly financial statements for 2005 should not be relied upon because of errors in those financial statements and that the Company would restate its previously issued annual financial statements for fiscal year 2003, annual and quarterly financial statements for fiscal year 2004 and quarterly financial statements for 2005 to make the necessary accounting adjustments. The Company's Board of Directors reached this conclusion based upon the recommendation of the Company's management and with the concurrence of the Company's independent auditors.

The restatement pertains to the Company's accounting for exit activities in connection with office space in Canada, which was leased

                                  -11-
by the former management of the Company, abandoned upon the resignation of such management and subleased for a period of time thereafter. The Company intends to file amended Annual Reports on Forms 10-KSB for the years ended December 31, 2003 and December 31, 2004 and amended Quarterly Reports on Forms 10-QSB for the periods ended March 31, 2004, June 30, 2004, September 30, 2004, March 31, 2005 and June 30, 2005.

As a result of the foregoing, in the opinion of the Company's Chief Executive Officer (and principal financial officer), there are material weaknesses in the Company's disclosure controls and procedures.

During the period covered by this report, there was no change in the Company's internal controls over financial reporting that has materially affected, or that is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                                        EMPIRE PETROLEUM CORPORATION


Date:  December 20, 2005                        By: /s/ Albert E. Whitehead
                                                ___________________
                                                Albert E. Whitehead
                                                Chairman/CEO

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


December 20, 2005                      /s/ Albert E. Whitehead
                                       Albert E. Whitehead,
                                       Chief Executive Officer and
                                         Principal Financial Officer


EXHIBIT 32

                        CERTIFICATION PURSUANT TO
                         18 U.S.C. SECTION 1350,
                         AS ADOPTED PURSUANT TO
              SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the quarterly report of Empire Petroleum Corporation (the "Company") on Form 10-QSB for the period ending September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Albert E. Whitehead, Chief Executive Officer (and principal financial officer) of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



December 20, 2005                           /s/ Albert E. Whitehead
                                            Albert E. Whitehead
                                            Chief Executive Officer and
                                               Principal Financial Officer