Form 10KSB/A
period 2003-12-31
EMPIRE PETROLEUM CORP
filed 2006-02-08
CIK 887396

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

For the transition period from__________________to___________________

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

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                       EMPIRE PETROLEUM CORPORATION

                                FORM 10-KSB/A

                             TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                          PAGE NUMBER

PART II

Item 6.    Management's Discussion and Analysis or Plan of
           Operation                                                 4-11

Item 7.    Financial Statements                               F-1 through F-14

Item 8A.   Controls and Procedures                                  11-12

PART III

Item 13.   Exhibits and Reports on Form 8-K                         12-13

Signatures                                                             13

                            Explanatory Note

This Form 10-KSB/A is being filed by Empire Petroleum Corporation (the "Company"), as Amendment No. 1 (this "Amendment" or "Form 10-KSB/A"), to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 (the "Prior Form 10-KSB"), for the purpose of amending Items 6, 7 and 8A of Part II and Item 13 of Part III of the Prior Form 10-KSB.

As previously reported in the Company's Current Report on Form 8-K filed on November 21, 2005, the Board of Directors of the Company concluded on November 16, 2005 that its previously issued annual and quarterly financial statements for fiscal years 2003 and 2004 and quarterly financial statements for the first two quarters of 2005 should not be relied upon because of errors in those financial statements and that the Company would restate its previously issued annual financial statements for fiscal year 2003, annual and quarterly financial statements for fiscal year 2004 and quarterly financial statements for the first two quarters of 2005 to make the necessary accounting adjustments. The restatement pertains to the Company's accounting for exit activities in connection with its office space in Canada, which was leased by the former management of the Company, abandoned upon the resignation of such management and subleased by a third party for a period of time thereafter.

This Amendment is being filed in connection with the restatement described above. Although this Amendment amends and restates each of Items 6, 7 and 8A of Part II and Item 13 of Part III of the Prior Form 10-KSB in its entirety, the information contained herein has not been updated to reflect events or developments that may have occurred subsequent to December 31, 2003, except to the limited extent as specifically described in Items 6 and 8A of Part II below.

PART II

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESTATEMENT

On November 11, 2005 the Company filed a Form 8-K with the SEC disclosing that it would restate its previously issued financial statements for the year ended December 31, 2003, annual and quarterly financial statements for 2004, and quarterly financial statements for the first two quarters of 2005 after determining that it had erroneously accounted for its exit activities in connection with its former office space in Canada.

In the third quarter of 2003, the Company recorded an expense for its obligation under the lease for the period up to the balance sheet date.
It continued to record an expense of $13,200 per quarter through  March
31, 2005 related to the lease (see Note 9 to the financial statements). After further review, the Company's management determined that it should have accrued an obligation for the lease equal to total amounts owed from the "cease use date" (the date in January 2003 on which the Company's subtenant moved out of the office space) through the end of the lease term. Additionally, since the lease obligation was in Canadian dollars, the Company should have recorded a currency exchange gain or loss on its obligation in each quarter. Based on this analysis, the Company and its Board of Directors concluded that its previously issued financial statements for the year ended December 31, 2003, annual and quarterly financial statements for 2004 and quarterly financial statements for the first two quarters of 2005 required adjustments of the amounts previously reported for accounts payable and accrued liabilities, and general and administrative expenses. The effect of the restatement was to increase the previously reported net loss by $118,817 for the year ended December 31, 2003. The restatement had no effect on the net loss per share for the year ended December 31, 2003.

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

The Company reported losses of $676,909 and $5,692,735 for the years ending December 31, 2003 and 2002, respectively. The Company also has an accumulated deficit of $8,429,066 as of December 31, 2003. The Company can provide no assurance that it will be profitable in the future and, if the Company does not become profitable, it may have to suspend its operations. As a result of the foregoing, the audit report of the Company's independent auditors relating to the Company's financial statements has been modified because of a going concern uncertainty.

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

As of December 31, 2003, the Company had $21,622 of cash on hand. The Company expects that its cash on hand and advances the Company anticipates it will receive from its Chairman will be sufficient to fund its operations for the next 3 months; however, there is no assurance that such advances will be made. The Company's material commitments consist of a lease payment on the Cheyenne River Prospect in April 2003, of which the Company's portion will be approximately $29,077, which will be paid by the third party pursuant to the 2003 Farmout Agreement. The Company's share of the rentals on the Nevada leases will be $8,921. In addition, the Company leases office space in Tulsa, Oklahoma from an unrelated party. The lease calls for monthly lease payments of $1,009 through the end of the term of the lease in December 2004. The Company's former management(Messrs. McGrain and Jacobsen) entered into a lease agreement for office space in Canada. This office was closed after Messrs. McGrain and Jacobsen resigned as officers of the Company. This lease agreement calls for monthly lease and tax payments of approximately $$6,834 (Canadian) through April, 2006. No lease payment was made subsequent to December of 2002 and in January of 2003, the Company was notified that the lease had been terminated without prejudice to the landlord's right to hold the Company liable for future damages related to lost rent.

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

On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS No. 148"). SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, "Interim Financial Reporting", to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of the standard are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method or the intrinsic value method. The Company adopted the disclosure provisions of SFAS No. 148 in its financial statements included elsewhere in this Form 10-KSB.

ITEM 7. FINANCIAL STATEMENTS

The financial statements of the Company are set forth on pages F-1 through F-13 at the end of this Form 10-KSB.

ITEM 8A. CONTROLS AND PROCEDURES

As of December 31, 2003, the Company carried out an evaluation under the supervision of the Company's Chief Executive Officer (and principal financial officer) of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Company's Chief Executive Officer (and principal financial officer) concluded that the Company's disclosure controls and procedures were effective at such time. However, prior to the date of the filing of this Form 10-KSB/A and as a result of the Company's decision to restate its financial statements as described under the "Explanatory Note" in this Form 10-KSB/A above, the Company completed a second evaluation under the supervision of the Company's Chief Executive Officer (and principal financial officer) of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2003. In connection with this second evaluation and based upon the Company's decision to restate its financial statements for the fiscal year ended December 31, 2003, the Company's Chief Executive Officer (and principal financial officer) concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2003.

During the quarter ended December 31, 2003, the Company engaged a third party financial consultant to oversee the Company's financial reporting to ensure compliance with applicable disclosure requirements. During the quarter ended December 31, 2003, there was no change in the Company's internal controls over financial reporting that has materially affected, or that is reasonably likely to materially affect, the Company's internal control over financial reporting, other than as described in the preceding sentence.

PART III

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit  Description

  No.

  3.1  Articles of Incorporation of the Company, as amended
       (incorporated herein by reference to Exhibit 3.1 of the Company's Form 10-QSB for the period ended September 30, 1995, which was filed November 6, 1995)

  3.2  Bylaws of the Company
       (incorporated herein by reference to Exhibit 3.2 of the Company's Form 10-QSB for the period ended March 31, 1998, which was filed May 15 1998)

10.1 1995 Stock Option Plan (incorporated herein by reference to Appendix A of the Company's Form DEFS 14A dated June 13, 1995, which was filed June 14, 1995)

10.2   Form of Stock Option Agreement (incorporated herein by reference to
       Exhibit 10(g) of the Company's Form 10-KSB for the year ended December 31, 1995, which was filed March 29, 1996)

10.3 Americomm Cheyenne River Development Prospect Agreement dated March 4, 1998 by and among the Company, Fred S. Jensen, Richard A. Bate, A. R. Briggs and Thomas L. Thompson (incorporated herein by reference to Exhibit 10(j) of the Company's Form 10-QSB for the period ended June 30, 1998, which was filed August 12, 1998)

10.4 Farmout Agreement dated November 15, 2000 by and among the Company and the other parties named therein (incorporated hereby reference to Exhibit 10(e) of the Company's Form 10-KSB for the year ended December 31, 2000, which was filed March 29, 2001)

                                  -12-
10.5 Share Exchange Agreement by and among Americomm Resources Corporation, Empire Petroleum Corporation and each of the shareholders of Empire Petroleum Corporation (incorporated herein by reference to Exhibit 2.1 of the Company's Form 8-K dated May 29, 2001, which was filed June 5,
       2001)

10.6 Promissory Note dated March 15, 2002 issued to the Albert E. Whitehead Living Trust (incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-QSB for the period ended March 31, 2002, which was Filed May 15, 2002)

10.7 Letter Agreement dated May 8, 2003 between the Company and O. F. Duffield (incorporated herein by reference to Exhibit 10.6 of the Company's Form 10-KSB for the year ended December 31, 2003, which was filed March 30, 2004)

31 Certification of Chief Executive Officer (and principal financial officer) pursuant to Rules 13a - 14 (a) and 15(d) - 14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(1)
       (31) of Regulation S-B, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith)

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

                                       Empire Petroleum Corporation
                                       (Registrant)

Date:   February 8, 2006               By:      /s/Albert E. Whitehead
                                                Albert E. Whitehead
                                                Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                 Title                              Date

/s/Albert E. Whitehead    Chairman, Chief Executive Officer  February 8, 2006
Albert E. Whitehead

/s/John C. Kinard         Director                           February 8, 2006
John C. Kinard





                                  -13-

                       EMPIRE PETROLEUM CORPORATION

                          FINANCIAL STATEMENTS

                                CONTENTS

                                                     Page No.

Balance Sheet at December 31, 2003                     F-2
Statements of Operations for the years ended
  December 31, 2003 and December 31, 2002              F-3
Statements of Changes in Stockholders' Equity
  for the years ended December 31, 2003 and
  December 31, 2002                                    F-4
Statements of Cash Flows for the years ended
  December 31, 2003 and December 31, 2002              F-5
Notes to Financial Statements                          F-6 through F-14










































                                  -14-

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

As described in Note 9 to the financial statements, the 2003 financial statements have been restated for an error in the application of accounting principles.


                                  /s/ TULLIUS TAYLOR SARTAIN & SARTAIN LLP
                                      Tulsa, Oklahoma
                                      March 5, 2004, except for Note 9,
                                        as to which the date is
                                        February 1, 2006

                       EMPIRE PETROLEUM CORPORATION

                              BALANCE SHEET

             ASSETS                                December 31,
                                                          2003
                                                      Restated


Current assets:
  Cash                                             $    21,622
  Accounts receivable                                   21,062
  Prepaid expenses                                       2,651

                                                   ___________

         Total current assets                           45,335
                                                   ___________

Property & equipment, net of accumulated
   depreciation and depletion                          527,109
                                                   ___________

                                                  $    572,444
                                                   ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
  Accounts payable and accrued liabilities        $    379,944
  Accounts payable to related party                    130,180
  Note payable                                          85,421
                                                   ___________

        Total current liabilities                      595,545
                                                   ___________
        Total liabilities                              595,545
                                                   ___________

Stockholders' deficiency:
Common stock, par value $.001, 50,000,000
  shares authorized, 37,830,190 shares
  issued and outstanding                                37,830
Additional paid in capital                           8,368,135
Accumulated deficit                                 (8,429,066)
                                                   ___________

        Total stockholders' deficiency                 (23,101)
                                                   ___________

                                                  $    572,444
                                                   ===========






See accompanying notes to financial statements.

                       EMPIRE PETROLEUM CORPORATION

                        STATEMENTS OF OPERATIONS

                 Years ended December 31, 2003 and 2002

                                                2003              2002
                                            Restated
                                         ___________       ___________

Revenue:
  Petroleum  sales                       $   163,627       $         0
                                         ___________       ___________

                                             163,627                 0
                                         ___________       ___________

Costs and expenses:
  Operating expenses                         161,263           157,427
  General and administrative                 357,583           223,738
  Depreciation expense                         1,028             4,150
  Leasehold impairment                       266,778         6,496,614
                                         ___________       ___________

                                             786,652         6,881,929
                                         ___________       ___________

Operating loss                              (623,025)       (6,881,929)
                                         ___________       ___________

Other (income) and expense:
  Gain on sale of assets                      (2,201)                0
  Interest expense                            27,047            62,676
  Miscellaneous                               29,038            (1,870)
                                         ___________       ___________

Total other (income) and expense              53,884            60,806
                                         ___________       ___________

Net loss before income taxes                (676,909)       (6,942,735)
Deferred tax benefit                               0        (1,250,000)
                                         ___________       ___________

Net loss                                 $  (676,909)      $(5,692,735)
                                         ___________       ___________

Net loss per common share                $      (.02)      $     (0.24)
                                         ___________       ___________
Weighted average number of
 common shares outstanding -
 Basic and diluted                        34,462,942        23,896,824
                                         ___________       ___________





See accompanying notes to financial statements

                       EMPIRE PETROLEUM CORPORATION

              STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                 Years ended December 31, 2003 and 2002


                                      Additional
                                       Paid in    Accumulated
                   Shares     Amount   Capital      deficit       Total
                 __________  _______  __________  ___________   ___________

Balances January
1, 2001          23,495,391  $23,495  $7,441,099  $(2,059,422)   $5,405,172

Net loss              -         -          -       (5,692,735)   (5,692,735)

Issuance of Common
Stock               964,515      965     191,965            -       192,930
                 __________  _______  __________  ___________   ___________

Balances December
31, 2002         24,459,906   24,460   7,633,064   (7,752,157)      (94,633)

Net loss              -         -          -         (676,909)     (676,909)

Value of services
 Contributed by
 Employee                 -        -      50,000           -         50,000
Issuance of Common
 stock           13,370,284   13,370     685,071           -        698,441
                 __________  _______  __________  ___________   ___________

Balances December
31, 2003         37,830,190  $37,830  $8,368,135  $(8,429,066)  $   (23,101)
                 __________  _______  __________  ___________   ___________


See accompanying notes to financial statements

                        EMPIRE PETROLEUM CORPORATION

                          STATEMENTS OF CASH FLOWS

                  Years ended December 31, 2003 and 2002

                                            2003             2002
                                        ___________      ___________
Cash flows from operating activities:
Net loss                                $ (676,909)      $(5,692,735)
Adjustments to reconcile net loss to
net cash provided by (used in)
operating activities:
   Common stock issued for services              0             3,982
   Depreciation                              1,028             4,150
   Leasehold impairment                    266,778         6,496,614
   Deferred tax benefit                          0        (1,250,000)
   Gain on sale of assets                   (2,201)                0
   Value of services contributed by
      Employee                              50,000                 0
Change in operating assets and
  liabilities:
   Accounts receivable                     (18,530)          125,177
   Prepaid expenses                          1,269             1,403
   Accounts payable and accrued
     liabilities                            387,422          108,621
                                        ___________      ___________
Net cash provided by (used in)
operating activities                          8,857         (202,788)
                                        ___________      ___________
Cash flows from investing activities:
  Proceeds from sale of property, plant
    and equipment                             7,311                0
                                        ___________      ___________
Net cash provided by investing
activities                                    7,311                0
                                        ___________      ___________
Cash flows from financing activities:
  Proceeds of note payable-related party          0          170,000
                                       ____________      ___________
Net cash provided by financing
  activities                                      0          170,000
                                       ____________      ___________
Net increase (decrease) in cash              16,168          (32,788)
Cash - Beginning                              5,454           38,242
                                       ____________      ___________
Cash - Ending                          $     21,622     $     5,454
                                       ____________      ___________
Supplemental cash flow information:
   Cash paid for interest                         0     $     14,644
                                       ____________      ___________
Non-cash investing and financing
  activities:
   Common Stock issued for debt &
    other payables                     $   498,441     $    188,949
   Common Stock issued for leasehold
    Interest                           $   200,000      $          0
                                       ____________      ___________

See accompanying notes to financial statements
                                    F-5
                       EMPIRE PETROLEUM CORPORATION

                NOTES TO CONSOLDIATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2003 and 2002

General:

On July 20, 2001, Americomm Resources Corporation merged with its wholly- owned subsidiary, Empire Petroleum Corporation, and simultaneously changed the name of the corporation to Empire Petroleum Corporation (the "Company"). Both the merger and name change were effective as of August 15, 2001. Americomm Resources Corporation was originally incorporated in the State of Utah on the 22nd day of August 1983, as Chambers Energy Corporation. On the 7th day of March 1985, the state of incorporation was changed to Delaware by means of a merger with Americomm Corporation, a Delaware corporation formed for the purpose of effecting the said change. In July 1995, the Company changed its name to Americomm Resources Corporation. The Company is involved in oil and gas exploration.

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

                                    F-7

common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based employee compensation.

                                 2003               2002
                               Restated           Restated
                              _________         ___________

Net Earnings - as reported    $(676,909)        $(5,692,735)

Deduct:  Total stock-based
compensation expense
determined under fair value
based methods for all awards,
net of related tax effects      (16,000)                  -

Net Earnings - pro forma      $(692,909)         (5,692,735)

Earnings per share - as
reported                      $   (0.02)        $     (0.24)

Earnings per share - pro
forma                         $   (0.02)        $     (0.24)

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

7. Operating lease:

The Company leases office space under operating lease agreements with unrelated parties, which will expire in 2004 and 2006.

The future minimum lease payments under the operating leases are as follows:

2004                    $52,800
2005                     52,800
2006                     17,600
                       ________
                       $123,200
                                    F-11
Rent expense for the years ended December 31, 2003 and 2002, respectively, was $111,492 and $41,913.

Since December 2002, the Company has not paid the monthly lease and tax payments of approximately $6,834 (Canadian) on the Canadian office lease. The Company has been notified that the lease has been terminated without prejudice to the landlord's right to hold the Company liable for future damages related to lost rent. For the year ended December 31, 2003, the Company recorded an expense and related liability in the amount of $178,907 which represents its remaining obligation on the Canadian office lease. Additionally, the Company has recorded a foreign currency exchange loss of $32,310 for differences in the exchange rate related to its remaining obligation under the lease.

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

9. Restatement:

On November 11, 2005, the Company filed a Form 8-K with the SEC disclosing that it would restate its previously issued financial statements for the year ended December 31, 2003, annual and quarterly financial statements for 2004, and quarterly financial statements for the first two quarters of 2005 after determining that it had erroneously accounted for its exit activities in connection with its former office space in Canada.

In the third quarter of 2003, the Company recorded an expense for its obligation under the lease for the period up to the balance sheet date. It continued to record an expense of $13,200 per quarter through March 31, 2005 related to the lease (see Note 7). After further review, the Company's management determined that it should have accrued an obligation for the lease equal to total amounts owed from the "cease use date" (the date in January 2003 on which the Company's subtenant moved out of the office space) through the end of the lease term. Additionally, since the lease obligation was in Canadian dollars, the Company should have recorded a currency exchange gain or loss on

                                  F-12

its obligation in each quarter. Based on this analysis, the Company and its Board of Directors concluded that its previously issued financial statements for the year ended December 31, 2003, annual and quarterly financial statements for 2004 and quarterly financial statements for the first two quarters of 2005 required adjustments of the amounts previously reported for accounts payable and accrued liabilities, and general and administrative expenses. The following table summarizes the adjustments required to previously reported amounts included in these financial statements.

                                Year Ended December 31,
                                2003
                                Previously
                                Reported        As Restated

Petroleum sales                    163,627          163,627
                                __________      ___________

Cost & Expenses:
Production & Operation             161,263          161,263
General & Administrative           271,076          357,583
Depreciation                         1,028            1,028
Leasehold Impairment               266,778          266,778
                                __________      ___________
                                   700,145          786,652
                                __________      ___________

Operating income (loss)           (536,518)        (623,025)
                                __________      ___________

Other (income) expense:
Gain on Sale of Assets              (2,201)          (2,201)
Miscellaneous                       (3,272)          29,038
Interest Expense                    27,047           27,047
                                __________      ___________
                                    21,574           53,884
                                __________      ___________
Net loss                          (558,092)        (676,909)
                                __________      ___________
Net loss per share                    (.02)            (.02)
                                __________      ___________

                                December 31, 2003
                                Previously
                                Reported        As Restated

ASSETS
Current Assets:
Cash                                21,622           21,622
Accounts Receivable                 21,062           21,062
Prepaid Expenses                     2,651            2,651
                                __________      ___________
Total Current Assets                45,335           45,335
                                __________      ___________

Property, Plant & Equipment (net)  527,109          527,109
                                __________      ___________
Total Assets                       572,444          572,444

LIABILITIES & STOCKHOLDERS EQUITY

                                    F-13

Current Liabilities:
Accounts payable & accrued
 Expenses                          261,127         379,944
Accounts payable - related party   130,180         130,180
Note payable                        85,421          85,421
                                __________      __________
Total current liabilities          476,728         595,545
                                __________      __________
Total liabilities                  476,728         595,545
                                __________      __________
Stockholders' equity:
Common stock                        37,830          37,830
Additional paid in capital       8,368,135       8,368,135
Accumulated deficit             (8,310,249)     (8,429,066)
                                __________      __________
Total stockholder's equity          95,716         (23,101)
                                __________      __________
Total liabilities and
 stockholders' equity              572,444         572,444
                                __________      __________







































                                    F-14
EXHIBIT 31

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


February 8, 2006                  /s/ Albert E. Whitehead
                                  Albert E. Whitehead, Chief Executive Officer
                                  and principal financial officer
EXHIBIT 32

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



February 8, 2006              /s/ Albert E. Whitehead
                              Albert E. Whitehead, Chief Executive Officer
                              and principal financial officer





A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

The foregoing certification is being furnished to the Securities and Exchange Commission as an exhibit to the Report and shall not be considered filed as part of the Report.