Form 10QSB/A
period 2004-03-31
EMPIRE PETROLEUM CORP
filed 2006-02-08
CIK 887396

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



                        EMPIRE PETROLEUM CORPORATION

                            INDEX TO FORM 10-QSB/A


Part I. FINANCIAL INFORMATION                               Page

Item 1. Financial Statements

Balance Sheet at March 31, 2004 (Unaudited)                    1
Statements of Operations for the three months
   ended March 31, 2004 and 2003 (Unaudited)                   2
Statements of Cash Flows for the three months ended
   March 31, 2004 and 2003 (Unaudited)                         3
Notes to Financial Statements                                4-8

Item 2. Plan of Operation                                   8-11

Item 3. Controls and Procedures                            11-12

Part II. OTHER INFORMATION

Item 6. Exhibits                                              12


Signatures                                                    12

                            Explanatory Note

This Form 10-QSB/A is being filed by Empire Petroleum Corporation (the "Company"), as Amendment No. 1 (this "Amendment" or "Form 10-QSB/A"), to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2004 (the "Prior Form 10-QSB").

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

This Amendment is being filed in connection with the restatement described above. Although this Amendment amends and restates the Prior Form 10-QSB in its entirety, the information contained herein has not been updated to reflect events or developments that may have occurred subsequent to March 31, 2004, except to the limited extent as specifically described in Items 2 and 3 of Part I below.





Item 1. FINANCIAL STATEMENTS

                        EMPIRE PETROLEUM CORPORATION

                               BALANCE SHEET


                                                            March 31

                                                                2004
                                                            Restated
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
                                                          ___________

LIABILITIES AND STOCKHOLDERS' DEFICIENCY


Current liabilities:
  Accounts payable and accrued
    liabilities                                          $   382,964
  Accounts payable to related party                          137,594
  Note payable                                                87,146
                                                         ___________
Total current liabilities                                    607,704
                                                         ___________
Total liabilities                                            607,704
                                                         ___________

Stockholders' deficiency:
  Common stock at par value                                   37,830
  Additional paid in capital                               8,380,635
  Accumulated deficit                                     (8,460,130)
                                                         ___________
Total stockholders' deficiency                               (41,665)
                                                         ___________

Total Liabilities and Deficiency                         $   566,039
                                                         ___________




See accompanying notes to financial statements.





                                  -1-

                        EMPIRE PETROLEUM CORPORATION

                          STATEMENTS OF OPERATIONS

                                 (Unaudited)


                                       Three Months Ended

                                           March 31
                                    ________________________

                                            2004        2003
                                        Restated    Restated
                                    ____________  __________
Revenue:
  Petroleum sales                   $     34,607  $        0
                                    ____________  __________
                                          34,607           0
                                    ____________  __________

Costs and expenses:
  Production & operating                  22,128      17,234
  General & administrative                44,002     207,034
  Depreciation expense                         0       1,028
  Leasehold impairment                         0     190,066
                                    ____________  __________
                                          66,130     415,362
                                    ____________  __________
  Operating loss                         (31,523)   (415,362)
                                    ____________  __________
Other (income) and expense:
  Miscellaneous                           (2,184)      4,864
  Interest expense                         1,725           0
                                    ____________  __________

Total other(income) and expense             (459)      4,864
                                    ____________  __________

Net loss                            $    (31,064) $ (420,226)
                                    ____________  __________

Net loss per common share           $        .00  $      .02
                                    ____________  __________

Weighted average number of
  common shares outstanding           37,830,190  26,529,686
                                    ____________  __________




See accompanying notes to financial statements.






                                  -2-

                        EMPIRE PETROLEUM CORPORATION

                          STATEMENTS OF CASH FLOWS

                                (UNAUDITED)


                                                Three Months Ended

                                               March 31,     March 31,
                                                   2004          2003
                                               Restated      Restated
                                              _________     _________
Cash flows from operating activities:
  Net loss                                    $(31,064)      (420,226)

Adjustments to reconcile net loss to
  net cash used in operating activities:
  Depreciation                                        0         1,028
  Leasehold impairment                                0       190,066
  Value of services contributed by employees     12,500             0

 (Increase) decrease in assets:
  Accounts receivable                           (16,643)          316
  Prepaid expenses                                2,651         3,920
Increase (decrease) in liabilities:
  Accounts payable and accrued expenses           4,744       219,901
                                               ________      ________
Net cash used in operating activities           (27,812)       (4,995)
                                               ________      ________
Cash flows from investing activities:
  Proceeds from sale of property, plant
    and equipment                                     0             0
                                               ________      ________
Net cash provided by investing activities             0             0
                                               ________      ________
Cash flows from financing activities:

  Advances from related party                     7,414             0


                                               ________      ________
Net cash provided by financing activities         7,414             0
                                               ________      ________

Net decrease in cash                            (20,398)      ( 4,995)

Cash - Beginning                                 21,622         5,454
                                               ________      ________
Cash -Ending                                   $  1,224      $    459
                                               ________      ________

Non-cash investing and financing activities:
  Common stock issued for accounts payable
     and accrued liabilities                   $      0      $278,441
  Common Stock issued for notes and
     debentures payable                        $      0      $220,000

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

The Company believes it is the intention of the Company's Chief Executive Officer, or a trust controlled by him, to continue funding the Company's basic expenses through December 31, 2004, or until such time as the Company secures other sources of financing. However, there can be no assurance that such funds will be provided by Mr. Whitehead or an affiliate of Mr. Whitehead. In 2003, the Company engaged a partner to explore its Cheyenne River Prospect, and signed an


                                  -4-
agreement to acquire a 10% interest in a block of acreage in the Gabbs Valley Prospect of western Nevada. In order to sustain the Company's operations on a long term basis, the Company intends to continue to look for merger opportunities and consider public or private financings.

Compensation of Officers and Employees

The Company's executive officer serves without pay or other non-equity compensation. The fair value of these services is estimated by management and is recognized as a capital contribution. For the three months ended March 31, 2004, the Company recorded $12,500 as a capital contribution by its executive officer.

2. NOTES PAYABLE:

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

                                  -5-

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

4. CONTINGENCIES:

The Company's former management (Messrs. McGrain and Jacobsen) entered into a lease agreement for office space in Canada. This office was closed after Messrs. McGrain and Jacobsen resigned as officers of the Company. This lease agreement calls for monthly lease and tax payments of approximately $6,834 (Canadian) through April of 2006. No lease payment was made subsequent to December of 2002 and, in January of 2003, the Company was notified that the lease had been terminated without prejudice to the landlord's right to hold the Company liable for future damages related to lost rent. The Company has recorded a liability of $209,058 in the March 31, 2004 financial statements for payments due under the lease. The foreign currency gain of $2,159 associated with the lease obligation is reported in Miscellaneous.

5. PAYMENT OF LEASE RENTALS:

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

6. RESTATEMENT:

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

In the third quarter of 2003, the Company recorded an expense for its obligation under the lease for the period up to the balance sheet date. It continued to record an expense of $13,200 per quarter through March 31, 2005 related to the lease (see Note 4). After further review, the Company's management determined that it should have accrued an obligation for the lease equal to total amounts owed from the "cease use date" (the date in January
2003 on which the Company's subtenant moved out of the office space) through the end of the lease term. Additionally, since the lease obligation was in Canadian dollars, the Company should have recorded a currency exchange gain or
                                  -6-
loss on its obligation in each quarter. Based on this analysis, the Company and its Board of Directors concluded that its previously issued financial statements for the year ended December 31, 2003, annual and quarterly financial statements for 2004 and quarterly financial statements for the first two quarters of 2005 required adjustments of the amounts previously reported for accounts payable and accrued liabilities, and general and administrative expenses. The following table summarizes the adjustments required to previously reported amounts included in these financial statements.

                              3 Months Ended            3 Months Ended
                              March 31, 2004            March 31, 2003
                          Previously    As          Previously    As
                          Reported      Restated    Reported      Restated

Petroleum sales               34,607      34,607             -           -

Cost & Expenses:
Production & Operation        22,128      22,128        17,234      17,234
General & Administrative      57,202      44,002        28,127     207,034
Depreciation Expense               -           -         1,028       1,028
Leasehold Impairment               -           -       190,066     190,066
                             _______     _______      ________    ________
                              79,330      66,130       236,455     415,362
                             _______     _______      ________    ________
Operating loss               (44,723)    (31,523)     (236,455)   (415,362)
                             _______     _______      ________    ________
Other (income) expense:
Miscellaneous                    (25)     (2,184)       (2,024)      4,864
Interest Expense               1,725       1,725             -           -
                             _______     _______      ________    ________
                               1,700        (459)       (2,024)      4,864
                             _______     _______      ________    ________
Net loss                     (46,423)    (31,064)     (234,431)   (420,226)
                             _______     _______      ________    ________
Net loss per share               .00         .00          (.01)       (.02)
                             _______     _______      ________    ________

                                                         March 31, 2004
                                                  Previously      As
                                                  Reported        Restated
ASSETS

Current Assets:
Cash                                                   1,224         1,224
Accounts Receivable                                   37,706        37,706
                                                  __________    __________
Total Current Assets                                  38,930        38,930
Property, Plant & Equipment (net                     527,109       527,109
                                                  __________    __________
Total Assets                                         566,039       566,039
                                                  __________    __________
LIABILITIES & STOCKHOLDERS EQUITY

Current Liabilities:
Accounts payable & accrued expense                  279,506       382,964
Accounts payable - related party                    137,594       137,594
Note payable                                         87,146        87,146



                                  -7-
                                                 __________    __________
Total current liabilities                           504,246       607,704
                                                 __________    __________
Total liabilities                                   504,246       607,704

Stockholders' equity:
Common stock                                         37,830        37,830
Additional paid in capital                        8,380,635     8,380,635
Accumulated deficit                              (8,356,672)   (8,460,130)
                                                  _________     _________
Total stockholder's equity                           61,793       (41,665)
                                                  _________     _________
Total liabilities and stockholders' equity          566,039       566,039
                                                  _________     _________

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

The Bureau of Land Management ("BLM") advised the Company that it does not

                                  -8-
consider the Timber Draw Unit #1-AH well economic. In other words, under the BLM's criteria for economic determination, the well will not pay out the cost incurred to drill and complete the well. The Company planned on initiating additional drilling during the second half of 2002; however, due to poor financial market conditions, the Company was unable to raise the funds necessary to complete such drilling. The BLM also advised the Company that since it did not commence another test well prior to August 12, 2002, the Timber Draw Unit had been terminated.

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

All of the Company's limited revenues in 2003 and 2004 were attributable to the above described production from its #1-AH well. The Company continued testing the #1-AH well through March 2004. The test results will be evaluated to determine what future production practice might be utilized.

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

As of March 31, 2004, the Company owns a thirty three and one-third percent (33.33%) working interest in the Timber Draw #1-AH well. The Company's working interest in the #1-AH well, was reduced from 50% by virtue of the terms of a Farmout Agreement with a third party that is subject to final documentation (the "2003 Farmout Agreement"), pursuant to which the third party completed a 16 square mile seismic program and earned a 25% interest in the #1-AH well effective October 1, 2003. The third party also has the right to drill a new test well on the farmout lands for which it will earn an additional interest in the #1-AH. Upon the completion of this new test well, the Company's interest in the #1-AH well will be reduced to 17.5% and its working interest in the balance of the 36,410 gross acres of leases currently held by the Company will be reduced to 26.8%. The Company will have no cost obligation


                                  -9-
associated with the new test well to be drilled by the third party. In order to drill the test well, a new Federal Unit is being formed. The Company anticipates that the new test well will be drilled in the second or third quarter of 2004. Also, as of December 31, 2003, the Company retains an overriding royalty on 42,237 acres.

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

The Company's former management (Messrs. McGrain and Jacobsen) entered into a lease agreement for office space in Canada. This office was closed after Messrs. McGrain and Jacobsen resigned as officers of the Company. This lease agreement calls for monthly lease and tax payments of approximately $6,834 (Canadian) through April of 2006. No lease payment was made subsequent to December of 2002 and, January of 2003, the Company was notified that the lease had been terminated Without prejudice to the landlord's right to hold the Company liable for Future damages related to lost rent. The Company has recorded a liability of $209,058 in the financial statements relating to the lease, including foreign exchange losses at March 31, 2004.

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


                                  -10-
The Company employs one secretary in its Tulsa office and does not at this time expect any significant change in the number of its employees during the next twelve months. If the Company is successful in raising additional capital, it will employ part-time or temporary persons and consultants in situations where special expertise is required. Mr. Whitehead serves as an executive officer of the Company without compensation.

Material Risks

The Company has incurred significant losses from operations and there is no assurance that it will achieve profitability or obtain funds necessary to finance continued operations. For other material risks, see the Company's form 10-KSB for the period ended December 31, 2003, which was filed March 30, 2004.

RESTATEMENT

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

In the third quarter of 2003, the Company recorded an expense for its obligation under the lease for the period up to the balance sheet date. It continued to record an expense of $13,200 per quarter through March 31, 2005 related to the lease (see Note 4 to the financial statements). After further review, the Company's management determined that it should have accrued an obligation for the lease equal to total amounts owed from the "cease use date" (the date in January 2003 on which the Company's subtenant moved out of the office space) through the end of the lease term. Additionally, since the lease obligation was in Canadian dollars, the Company should have recorded a currency exchange gain or loss on its obligation in each quarter. Based on this analysis, the Company and its Board of Directors concluded that its previously issued financial statements for the year ended December 31, 2003, annual and quarterly financial statements for 2004 and quarterly financial statements for the first two quarters of 2005 required adjustments of the amounts previously reported for accounts payable and accrued liabilities, and general and administrative expenses. The effect of the restatement was to decrease the previously reported net loss by $15,359 for the three months ended March 31, 2004 and to increase the net loss reported by $185,795 for the three months ended March 31, 2003. The restatement increased the loss per share from $(.01) to $ (.02) for the three months ended March 31, 2003; it did not affect the loss per share at March 31, 2004.

Item 3. CONTROLS AND PROCEDURES

As of March 31, 2004, the Company carried out an evaluation under the supervision of the Company's Chief Executive Officer (and principal financial officer) of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Company's Chief Executive Officer (and principal financial officer) concluded that the Company's disclosure controls and procedures were effective at such time. However, prior to the date of the filing of this Form 10-QSB/A and as a result of the Company's decision to restate its financial statements as described under the


                                  -11-
"Explanatory Note" in this Form 10-QSB/A above, the Company completed a second evaluation under the supervision of the Company's Chief Executive Officer (and principal financial officer) of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2004. In connection with this second evaluation and based upon the Company's decision to restate its financial statements for the quarterly period ended March 31, 2004, the Company's Chief Executive Officer (and principal financial officer) concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2004.

During the quarter ended March 31, 2004, there was no change in the Company's internal controls over financial reporting that has materially affected, or that is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                                        EMPIRE PETROLEUM CORPORATION


Date:  February 8, 2006                 By: /s/ Albert E. Whitehead
                                                ___________________
                                                Albert E. Whitehead
                                                Chairman/CEO

EXHIBIT INDEX

NO. DESCRIPTION


31 Certification of Chief Executive Officer (and principal financial officer) pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-B, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).



                                  -12-
32 Certification of Chief Executive Officer (and principal financial officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

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

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and


                                  -13-
(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


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













                                -14-