Form 10QSB/A
period 2004-06-30
EMPIRE PETROLEUM CORP
filed 2006-02-08
CIK 887396

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



                         EMPIRE PETROLEUM CORPORATION

                             INDEX TO FORM 10-QSB/A


Part I. FINANCIAL INFORMATION                               Page

Item 1. Financial Statements

Balance Sheet at June 30, 2004 (Unaudited)                     1
Statements of Operations for the three months and six months
    ended June 30, 2004 and 2003 (Unaudited)                   2
Statements of Cash Flows for the six months ended
    June 30, 2004 and 2003 (Unaudited)                         3
Notes to Financial Statements                                4-8

Item 2. Plan of Operation                                   8-12

Item 3. Controls and Procedures                               12

Part II. OTHER INFORMATION

Item 6. Exhibits                                              12


Signatures                                                    13

                             Explanatory Note

This Form 10-QSB/A is being filed by Empire Petroleum Corporation (the "Company"), as Amendment No. 1 (this "Amendment" or "Form 10-QSB/A"), to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2004 (the "Prior Form 10-QSB").

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

This Amendment is being filed in connection with the restatement described above. Although this Amendment amends and restates the Prior Form 10-QSB in its entirety, the information contained herein has not been updated to reflect events or developments that may have occurred subsequent to June 30, 2004, except to the limited extent as specifically described in Items 2 and 3 of Part I below.





Item 1. FINANCIAL STATEMENTS

                         EMPIRE PETROLEUM CORPORATION

                                BALANCE SHEET


                                                             June 30,

                                                                2004
                                                            Restated
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
                                                         ___________

LIABILITIES AND STOCKHOLDERS' DEFICIENCY


Current liabilities:
  Accounts payable and accrued
    liabilities                                          $   358,146
  Accounts payable to related party                          175,524
  Note payable                                                88,871
                                                         ___________
Total current liabilities                                    622,541
                                                         ___________
Total liabilities                                            622,541
                                                         ___________

Stockholders' deficiency:
  Common stock at par value                                   37,830
  Additional paid in capital                               8,393,135
  Accumulated deficit                                     (8,507,367)
                                                         ___________
Total stockholders' deficiency                               (76,402)
                                                         ___________

Total Liabilities and Deficiency                         $   546,139
                                                         ___________




See accompanying notes to financial statements.





                                  -1-

                        EMPIRE PETROLEUM CORPORATION

                          STATEMENTS OF OPERATIONS

                                (Unaudited)


                            Three Months Ended              Six Months Ended

                                 June 30,                        June 30,
                         ____________________________   ________________________

                                  2004           2003           2004        2003
                              Restated       Restated       Restated    Restated
                         _____________  _____________   ____________  __________
Revenue:
  Petroleum sales        $       1,497   $     33,888   $     36,104  $   33,888
                         _____________  _____________   ____________  __________
                                 1,497         33,888         36,104      33,888
                         _____________  _____________   ____________  __________

Costs and expenses:
  Production & operating        17,652         21,882        39,772      39,117
  General & administrative      35,172         72,727        79,182    279,761
  Depreciation expense               0         30,000             0      31,028
  Leasehold impairment               0              0             0     190,066
                          ____________  _____________  ____________  __________
                                52,824        124,609       118,954     539,972
                          ____________  _____________  ____________  __________
  Operating loss               (51,327)       (90,721)      (82,850)   (506,084)
                          ____________  _____________  ____________  __________
Other (income) and expense:
  Miscellaneous                 (5,814)        17,202        (7,998)     22,066
  Interest expense               1,725              0         3,450           0
  Gain on sale of assets             0         (2,201)            0      (2,201)
                          ____________  _____________  ____________  __________

Total other(income) and
  expense                       (4,089)        15,001       (4,548)      19,865
                          ____________  _____________  ____________  __________

Net loss                  $    (47,238)  $   (105,722) $   (78,302)    (525,949)
                          ____________  _____________  ____________  __________

Net loss per common share $        .00   $        .00 $        .00  $     (.02)
                          ____________  _____________  ____________  __________
Weighted average number of
  common shares
  outstanding               37,830,190     35,830,190   37,830,190  31,205,630
                          ____________  _____________ ____________  __________




See accompanying notes to financial statements.




                                  -2-

                         EMPIRE PETROLEUM CORPORATION

                           STATEMENTS OF CASH FLOWS

                                (UNAUDITED)

                                                 Six Months Ended

                                               June 30,      June 30,
2004 2003
                                               Restated      Restated
                                              _________     _________
Cash flows from operating activities:
  Net loss                                   $  (78,302)    $(525,949)

Adjustments to reconcile net loss to
  net cash used in operating activities:
  Depreciation                                        0        31,028
  Leasehold impairment                                0       190,066
  Gain on sale of assets                              0        (2,201)
  Value of services contributed by employees     25,000        25,000

 (Increase) decrease in assets:
  Accounts receivable                             3,564           182
  Prepaid expenses                                2,651         3,920
Increase (decrease) in liabilities:
  Accounts payable and accrued expenses         (18,347)      268,932
                                               ________      ________
Net cash used in operating activities           (65,434)       (9,022)
                                               ________      ________
Cash flows from investing activities:
  Proceeds from sale of property, plant
    and equipment                                     0         7,311
                                               ________      ________
Net cash provided by investing activities             0         7,311
                                               ________      ________
Cash flows from financing activities:

  Advances from related party                    45,344             0


                                               ________      ________
Net cash provided by financing activities        45,344             0
                                               ________      ________

Net decrease in cash                            (20,090)      ( 1,711)

Cash - Beginning                                 21,622         5,454
                                               ________      ________
Cash -Ending                                   $  1,532      $  3,743
                                               ________      ________

Non-cash investing and financing activities:
  Common stock issued for accounts payable
     and accrued liabilities                   $      0      $278,441
  Common Stock issued for notes and
     debentures payable                        $      0      $220,000

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

                                  -5-

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

4. CONTINGENCIES:

The Company's former management (Messrs. McGrain and Jacobsen) entered into a lease agreement for office space in Canada. This office was closed after Messrs. McGrain and Jacobsen resigned as officers of the Company. This lease agreement calls for monthly lease and tax payments of approximately $6,834 (Canadian) through April of 2006. No lease payment was made subsequent to December of 2002 and, in January of 2003, the Company was notified that the lease had been terminated without prejudice to the landlord's right to hold the Company liable for future damages related to lost rent. The Company has recorded a liability of $203,371 in the June 30, 2004, financial statements for payments due under the lease. The foreign currency exchange gain of $7,845 associated with the lease obligation is reported in miscellaneous income.

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

In the third quarter of 2003, the Company recorded an expense for its obligation under the lease for the period up to the balance sheet date. It continued to record an expense of $13,200 per quarter through March 31, 2005 related to the lease (see Note 4). After further review, the Company's management determined that it should have accrued an obligation for the lease equal to total amounts owed from the "cease use date" (the date in January

                                  -6-
2003 on which the Company's subtenant moved out of the office space) through the end of the lease term. Additionally, since the lease obligation was in Canadian dollars, the Company should have recorded a currency exchange gain or loss on its obligation in each quarter. Based on this analysis, the Company and its Board of Directors concluded that its previously issued financial statements for the year ended December 31, 2003, annual and quarterly financial statements for 2004 and quarterly financial statements for the first two quarters of 2005 required adjustments of the amounts previously reported for accounts payable and accrued liabilities, and general and administrative expenses. The following table summarizes the adjustments required to previously reported amounts included in these financial statements.

                             3 Months Ended              6 Months Ended
                              June 30, 2004               June 30, 2004
                          Previously   As             Previously   As
                          Reported     Restated       Reported     Restated

Petroleum sales                1,497      1,497           36,104     36,104

Cost & Expenses:
Production & Operation        17,652     17,652           39,772     39,772
General & Administrative      48,372     35,172          105,582     79,182
                           _________   ________       __________   ________
                              66,024     52,824          145,354    118,954
                           _________   ________       __________   ________
Operating income (loss)      (64,527)   (51,327)        (109,250)   (82,850)
                           _________   ________       __________   ________
Other (income) expense:
Miscellaneous                  (128)     (5,814)            (153)    (7,998)
Interest Expense              1,725       1,725            3,450      3,450
                           ________   _________       __________   ________
                              1,597      (4,089)           3,297     (4,548)
                           ________   _________       __________   ________
Net income (loss)           (66,124)    (47,238)        (112,547)   (78,302)
                           ________   _________       __________   ________
Net income (loss) per
share                           .00         .00              .00        .00
                           ________   _________       __________   ________


                             3 Months Ended              6 Months Ended
                              June 30, 2003               June 30, 2003
                          Previously   As             Previously   As
                          Reported     Restated       Reported     Restated

Petroleum sales               33,888     33,888           33,888     33,888

Cost & Expenses:
Production & Operation        21,882     21,882           39,117     39,117
General & Administrative      72,727     72,727          100,854    279,761
Depreciation Expense          30,000     30,000           31,028     31,028
Leasehold Impairment               -          -          190,066    190,066
                           _________   ________       __________   ________
                             124,609    124,609          361,065    539,972
                           _________   ________       __________   ________
Operating income (loss)      (90,721)   (90,721)        (327,177)  (506,084)
                           _________   ________       __________   ________
Other (income) expense:

                                  -7-

Miscellaneous                   (19)     17,202           (2,043)    22,066
Gain on Sale of Assets       (2,201)     (2,201)          (2,201)    (2,201)
Interest Expense                  -           -                -          -
                           ________   _________       __________   ________
                             (2,220)     15,001           (4,244)    19,865
                           ________   _________       __________   ________
Net income (loss)           (88,501)   (105,722)        (322,933)  (525,949)
                           ________   _________       __________   ________
Net income (loss) per
 share                          .00         .00             (.01)      (.02)

                                       June 30, 2004
                                   Previously   As
                                   Reported     Restated

ASSETS

Current Assets:
Cash                                    1,532      1,532
Accounts Receivable                    17,498     17,498
                                     ________   ________
Total Current Assets                   19,030     19,030
Property, Plant &
  Equipment (net)                     527,109    527,109
                                     ________   ________
Total Assets                          546,139    546,139
                                     ________   ________

LIABILITIES & STOCKHOLDERS EQUITY

Current Liabilities:
Accounts payable & accrued
 expenses                            273,575     358,146
Accounts payable -
 related party                       175,524     175,524
Note payable                          88,871      88,871
                                     _______   _________
Total current liabilities            537,970     622,541
                                     _______   _________
Total liabilities                    537,970     622,541
                                     _______   _________

Stockholders' equity:
Common stock                          37,830      37,830
Additional paid in capital         8,393,135   8,393,135
Accumulated deficit               (8,422,796) (8,507,367)
                                   _________   _________
Total stockholder's equity             8,169     (76,402)
                                   _________   _________
Total liabilities and
 stockholders' equity                546,139     546,139
                                   _________   _________

Item 2. PLAN OF OPERATION

The Company has no significant on-going income producing oil and gas properties at June 30, 2004. To date, the Company's operations have been primarily financed through sales of its Common Stock and loans from related parties. The Company's limited revenues have been generated by its Timber
Draw #1-AH well, which is further described below.
                                  -8-
Pursuant to that certain Americomm Cheyenne River Prospect Agreement dated March 4, 1998, as amended (the "Prospect Agreement"), the Company paid $234,500 in March 1998 to cover the initial expenses of acquiring leases in an oil and gas prospect in the Eastern Powder River Basin in the State of Wyoming (the "Cheyenne River Prospect"). Also in accordance with the Prospect Agreement, the Company issued an aggregate of 566,000 shares of Common Stock and agreed to grant overriding royalty interests to five individuals as consideration for services performed and to be performed in connection with the acquisition and exploration of the Cheyenne River Prospect.

Prior to the Company acquiring Empire Petroleum Corporation, the Company entered into that certain farmout agreement dated November 15, 2000 by and among the Company, Empire Petroleum Corporation and certain other partners. Pursuant to such Farmout Agreement, drilling of the Timber Draw #1-AH well commenced during December of 2000 within the 25,000 acre Timber Draw Federal Drilling Unit included in the Cheyenne River Prospect. The following parties participated with Empire Petroleum Corporation in the drilling of the Timber Draw #1-AH well at the following participation levels: Maxy Resources, LLC (25%), Enterra Energy Corp. (formerly Big Horn Resources Ltd.) (15%) and 74305 Alberta Ltd. (10%). The drilling of the Timber Draw #1-AH well was completed at a total measured depth of 10,578 feet, of which the last 2,030 feet were drilled horizontally through the Newcastle "B" formation. The Timber Draw
1-AH encountered flows of oil and gas during the horizontal drilling. Thereafter, the Company conducted a series of production methods on its Timber Draw Unit #1-AH well during the period from February 13, 2001 to June 22,
2001. During the test period, the well flowed 8,139 barrels of 44 degree light gravity sweet crude and 29,072,000 cubic feet of natural gas with a BTU content of 1,493 and rich in natural gas liquids. The well was shut-in on June 22, 2001 to conserve the natural gas, which was flared during the test period. A bottom hole pressure survey of the Timber Draw #1-AH well conducted in April of 2002 indicated a limited reservoir for this well.

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

                                  -9-
All of the Company's limited revenues in 2003 and 2004 were attributable to the above described production from its #1-AH well. The well was not tested in the second quarter of 2004, but is expected to be tested at least 10 days in July of 2004. The test results will be evaluated to determine what future production practice might be utilized.

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

As of June 30, 2004, the Company owns a thirty three and one-third percent (33.33%) working interest in the Timber Draw #1-AH well. The Company's working interest in the #1-AH well, was reduced from 50% by virtue of the terms of a Farmout Agreement dated May 7, 2004, by and among the Company, Maxy Gold Corp. and Enterra Eneregy Corp., as Farmors, JED Oil (USA) Inc., as the Farmee, and 74305 Alberta, Ltd. as a Participant, pursuant to which Enterra Energy Corp. completed a 16 square mile seismic program and earned a 25% interest in the 1-AH well effective October 1, 2003. Enterra Energy Corp. earned the right to drill a new test well on the farmout lands for which it will earn an additional interest in the #1-AH. Upon the completion of this new test well, the Company's interest in the #1-AH well will be reduced to 17.5% and its working interest in the balance of the 36,410 gross acres of leases currently held by the Company will be reduced to 26.8%. The Company will have no cost obligation associated with the new test well. In order to drill the test well, a new Federal Unit has been formed and is known as the Hooligan Draw Unit. The new test well will be drilled by JMG Exploration, Inc., as an assignee of JED Oil (USA) Inc., and the Company anticipates that drilling operations will commence on or about August 4, 2004.

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

As of June 30, 2004, the Company had $1,532 of cash on hand. The Company expects that its cash on hand will not be sufficient to fund its operations for any material length of time. During the next twelve months, the Company's material commitments include payments to be made and obligations that could arise as further described below. In addition, the Company expects to incur costs of approximately $10,000 per month relating to administrative, office and other expenses.
                                  -10-
The Company's former management (Messrs. McGrain and Jacobsen) entered into a lease agreement for office space in Canada. This office was closed after Messrs. McGrain and Jacobsen resigned as officers of the Company. This lease agreement calls for monthly lease and tax payments of approximately $6,834 (Canadian) through April of 2006. No lease payment was made subsequent to December of 2002 and, in January of 2003, the Company was notified that the lease had been terminated without prejudice to the landlord's right to hold the Company liable for future damages related to lost rent. The Company has recorded a liability of $203,372 in the financial statements relating to the lease including foreign exchange losses at June 30, 2004.

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

In the third quarter of 2003, the Company recorded an expense for its obligation under the lease for the period up to the balance sheet date. It continued to record an expense of $13,200 per quarter through March 31, 2005 related to the lease (see Note 4 to the financial statements). After further

                                  -11-

review, the Company's management determined that it should have accrued an obligation for the lease equal to total amounts owed from the "cease use date" (the date in January 2003 on which the Company's subtenant moved out of the office space) through the end of the lease term. Additionally, since the lease obligation was in Canadian dollars, the Company should have recorded a currency exchange gain or loss on its obligation in each quarter. Based on this analysis, the Company and its Board of Directors concluded that its previously issued financial statements for the year ended December 31, 2003, annual and quarterly financial statements for 2004 and quarterly financial statements for the first two quarters of 2005 required adjustments of the amounts previously reported for accounts payable and accrued liabilities, and general and administrative expenses. The effect of the restatement was to decrease the previously reported net loss by $18,886 for the three months ended June 30, 2004 and to decrease the net loss reported by $34,245 for the six months ended June 30, 2004. The restatement did not affect the per share amounts reported for either period.

Item 3. CONTROLS AND PROCEDURES

As of June 30, 2004, the Company carried out an evaluation under the supervision of the Company's Chief Executive Officer (and principal financial officer) of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Company's Chief Executive Officer (and principal financial officer) concluded that the Company's disclosure controls and procedures were effective at such time. However, prior to the date of the filing of this Form 10-QSB/A and as a result of the Company's decision to restate its financial statements as described under the "Explanatory Note" in this Form 10-QSB/A above, the Company completed a second evaluation under the supervision of the Company's Chief Executive Officer (and principal financial officer) of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2004. In connection with this second evaluation and based upon the Company's decision to restate its financial statements for the quarterly period ended June 30, 2004, the Company's Chief Executive Officer (and principal financial officer) concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2004.

PART II. OTHER INFORMATION

Item 6. Exhibits

10 Farmout Agreement dated May 7, 2004 by and among the Company and the other parties named therein (incorporated herein by reference in Exhibit 10 of the Company's Form 10-QSB for the period ended June 30, 2004, which was filed August 2, 2004).

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

                                 -12-

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

                                        EMPIRE PETROLEUM CORPORATION


Date:  February 8, 2006                 By: /s/ Albert E. Whitehead
                                                ___________________
                                                Albert E. Whitehead
                                                Chairman/CEO

EXHIBIT INDEX

NO. DESCRIPTION


10              Farmout Agreement dated May 7, 2004 by and among the
                Company and the other parties named therein (incorporated herein by reference in Exhibit 10 of the Company's Form 10-QSB for the period ended June 30, 2004, which was filed August 2,
                2004).

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

                                  -13-
4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have;

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



February 8, 2006                       /s/ Albert E. Whitehead
                                       Albert E. Whitehead,
                                       Chief Executive Officer and
                                         Principal Financial Officer

EXHIBIT 32

                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                         AS ADOPTED PURSUANT TO
              SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Empire Petroleum Corporation (the "Company") on Form 10-QSB for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Albert E. Whitehead, Chief Executive Officer (and principal financial officer) of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


                                  -14-
(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

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





































                                  -15-