Form 10QSB/A
period 2004-09-30
EMPIRE PETROLEUM CORP
filed 2006-02-08
CIK 887396

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




                        EMPIRE PETROLEUM CORPORATION

                           INDEX TO FORM 10-QSB/A


Part I. FINANCIAL INFORMATION                               Page

Item 1. Financial Statements

Balance Sheet at September 30, 2004 (Unaudited)                1
Statements of Operations for the three months and nine months
    ended September 30, 2004 and 2003 (Unaudited)              2
Statements of Cash Flows for the nine months ended
    September 30, 2004 and 2003 (Unaudited)                    3

Notes to Financial Statements                                4-8

Item 2. Management's Discussion and Analysis                8-12

Item 3. Controls and Procedures                               12

Part II. OTHER INFORMATION

Item 6. Exhibits                                              12


Signatures                                                    13

                             Explanatory Note

This Form 10-QSB/A is being filed by Empire Petroleum Corporation (the "Company"), as Amendment No. 1 (this "Amendment" or "Form 10-QSB/A"), to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2004 (the "Prior Form 10-QSB").

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

This Amendment is being filed in connection with the restatement described above. Although this Amendment amends and restates the Prior Form 10-QSB in its entirety, the information contained herein has not been updated to reflect events or developments that may have occurred subsequent to September 30, 2004, except to the limited extent as specifically described in Items 2 and 3 of Part I below.




Item 1. FINANCIAL STATEMENTS

                        EMPIRE PETROLEUM CORPORATION

                               BALANCE SHEET


                                                        September 30,

                                                                2004
                                                            Restated
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
                                                         ___________


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
  Accounts payable and accrued
    liabilities                                          $   377,035
  Accounts payable to related party                          194,167
  Note payable                                                90,596
                                                         ___________
Total current liabilities                                    661,798
                                                         ___________
Total liabilities                                            661,798
                                                         ___________

Stockholders' equity (deficiency):
  Common stock at par value                                   37,830
  Additional paid in capital                               8,405,635
  Accumulated deficit                                     (8,572,186)
                                                         ___________
Total stockholders' equity (deficiency)                     (128,721)
                                                         ___________

Total Liabilities and Equity (Deficiency)                $   533,077
                                                         ___________




See accompanying notes to financial statements.

                        EMPIRE PETROLEUM CORPORATION

                          STATEMENTS OF OPERATIONS

                               (Unaudited)


                            Three Months Ended             Nine Months Ended

                               September 30,                 September 30,
                         ____________________________   ________________________

                                  2004          2003            2004        2003
                              Restated      Restated        Restated    Restated
                         _____________  _____________   ____________  __________
Revenue:
  Petroleum sales        $      19,674   $    74,149    $     55,778  $  108,037
                         _____________  _____________   ____________  __________
                                19,674        74,149          55,778     108,037
                         _____________  _____________   ____________  __________

Costs and expenses:
  Production & operating        32,898        44,186         72,679      85,235
  General & administrative      37,919        19,822        117,124     299,583
  Depreciation expense               0        65,000              0      96,028
  Leasehold impairment               0             0              0     190,066
                          ____________  _____________  ____________  __________
                                70,817       129,008        189,803     670,912
                          ____________  _____________  ____________  __________
  Operating loss               (51,143)      (54,859)      (134,025)   (562,875)
                          ____________  _____________  ____________  __________
Other (income) and expense:
  Miscellaneus                  11,918        (1,068)         3,920      20,997
  Interest expense               1,725         8,623          5,175       8,623
  Gain on sale of assets             0             0              0      (2,201)
                          ____________  _____________  ____________  __________

Total other(income) and
  expense                       13,643         7,555         9,095       27,419
                          ____________  _____________  ____________  __________

Net loss                  $    (64,786)  $   (62,414)  $  (143,120)    (590,294)
                          ____________  _____________  ____________  __________

Net loss per common share $        .00   $       .00  $        .00  $       .02
                          ____________  _____________  ____________  __________
Weighted average number of
  common shares
  outstanding               37,830,190    37,541,301    37,830,190   33,328,192
                          ____________  _____________  ____________  __________




See accompanying notes to financial statements.

                        EMPIRE PETROLEUM CORPORATION

                          STATEMENTS OF CASH FLOWS

                                (UNAUDITED)


                                                Nine Months Ended

                                           September 30, September 30,
                                                   2004          2003
                                              _________     _________
Cash flows from operating activities:
  Net loss                                   $ (143,120)   $ (590,294)

Adjustments to reconcile net loss to
  net cash used in operating activities:
  Depreciation                                        0        96,028
  Leasehold impairment                                0       190,066
  Gain on sale of assets                              0        (2,201)
  Value of services contributed by employees     37,500        37,500

 (Increase) decrease in assets:
  Accounts receivable                            15,145          (517)
  Prepaid expenses                                2,651         3,920
Increase (decrease) in liabilities:
  Accounts payable and accrued expenses           2,266       254,732
                                               ________      ________
Net cash used in operating activities           (85,558)      (10,766)
                                               ________      ________
Cash flows from investing activities:
  Proceeds from sale of property, plant
    and equipment                                     0         7,311
                                               ________      ________
Net cash provided by investing activities             0         7,311
                                               ________      ________
Cash flows from financing activities:

  Advances from related party                    63,987             0
                                               ________      ________
Net cash provided by financing activities        63,987             0
                                               ________      ________

Net decrease in cash                            (21,571)      ( 3,455)

Cash - Beginning                                 21,622         5,454
                                               ________      ________
Cash -Ending                                   $     51      $  1,999
                                               ________      ________

Non-cash investing and financing activities:
  Common stock issued for accounts payable
     and accrued liabilities                   $      0      $278,441
  Common Stock issued for notes and
     debentures payable                        $      0      $220,000
  Common Stock issued for leasehold interest   $      0      $200,000

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

The Company believes it is the intention of the Company's Chief Executive Officer, or a trust controlled by him, to continue funding the Company's basic expenses through December 31, 2004, or until such time as the Company secures other sources of financing. However, there can be no assurance that such funds will be provided by Mr. Whitehead or an affiliate of Mr. Whitehead. In 2003, the Company engaged a partner to explore its Cheyenne River Prospect, and

                                  -4-
signed an agreement to acquire a 10% interest in a block of acreage in the Gabbs Valley Prospect of western Nevada. In order to sustain the Company's operations on a long term basis, the Company intends to continue to look for merger opportunities and consider public or private financings.

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

4. CONTINGENCIES:

The Company's former management (Messrs. McGrain and Jacobsen) entered into a lease agreement for office space in Canada. This office was closed after Messrs. McGrain and Jacobsen resigned as officers of the Company. This lease agreement calls for monthly lease and tax payments of approximately $6,834 (Canadian) through April of 2006. No lease payment was made subsequent to December of 2002 and, in January of 2003, the Company was notified that the lease had been terminated without prejudice to the landlord's right to hold the Company liable for future damages related to lost rent. The Company has recorded a liability of $215,290 (U.S.) as of September 30, 2004 in connection with the lease. The foreign exchange loss of $4,073 associated with the lease obligation has been recorded in miscellaneous expense.

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

6. SUBSEQUENT EVENT:

Subsequent to September 30, 2004, the Company's Chief Executive Officer relinquished 170,000 options to acquire Company common stock.

7. RESTATEMENT:

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

                                  -6-

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

                             3 Months Ended             9 Months Ended
                           September 30, 2004         September 30, 2004
                           Previously    As           Previously    As
                           Reported      Restated     Reported      Restated

Petroleum sales                19,674      19,674         55,778      55,778

Cost & Expenses:
Production & Operation         32,898      32,898         72,679      72,679
General & Administrative       51,119      37,919        156,724     117,124
                           __________    ________     __________    ________
                               84,017      70,817        229,403     189,803
                           __________    ________     __________    ________
Operating income (loss)       (64,343)    (51,143)      (173,625)   (134,025)
                           __________    ________     __________    ________

Other (income) expense:
Miscellaneous                       -      11,918           (153)      3,920
Interest Expense                1,725       1,725          5,175       5,175
                           __________    ________     __________    ________
                                1,725      13,643          5,022       9,095
                           __________    ________     __________    ________
Net loss                      (66,068)    (64,786)      (178,647)   (143,120)
                           __________    ________     __________    ________
Net loss per Share                .00         .00            .00         .00
                           __________    ________     __________    ________


                             3 Months Ended             9 Months Ended
                           September 30, 2003         September 30, 2003
                           Previously    As           Previously    As
                           Reported      Restated     Reported      Restated

Petroleum sales                74,149      74,149        108,037     108,037

Cost & Expenses:
Production & Operation         44,186      44,186         85,235      85,235
General & Administrative      112,222      19,822        213,076      299,583
Depreciation Expense           65,000      65,000         96,028       96,028
Leasehold Impairment                -           -        190,066      190,066
                           __________    ________     __________    _________

                                  -7-
                              221,408     129,008        584,405      670,912
                           __________    ________     __________    _________
Operating income (loss)      (147,259)    (54,859)      (476,368)    (562,875)
                           __________    ________     __________    _________
Other (income) expense:
Miscellaneous                     (84)     (1,068)        (2,128)      20,997
Gain on Sale of Assets              -           -         (2,201)      (2,201)
Interest Expense                8,623       8,623          8,623        8,623
                           __________    ________     __________    _________
                                8,539       7,555          4,294       27,419
                           __________    ________     __________    _________
Net loss                     (155,798)    (62,414)      (480,662)    (590,294)
                           __________    ________     __________    _________
Net loss per share                .00         .00           (.01)        (.02)
                           __________    ________     __________    _________


                                                      September 30, 2004
                                                      Previously    As
                                                      Reported      Restated

ASSETS

Current Assets:
Cash                                                          51          51
Accounts Receivable                                        5,917       5,917
                                                      __________    ________
Total Current Assets                                       5,968       5,968
Property, Plant & Equipment (net)                        527,109     527,109
                                                      __________    ________
Total Assets                                             533,077     533,077

LIABILITIES & STOCKHOLDERS EQUITY

Current Liabilities:
Accounts payable & accrued expenses                      293,745     377,035
Accounts payable - related party                         194,167     194,167
Note payable                                              90,596      90,596
                                                       _________    ________
Total current liabilities                                578,508     671,798
                                                       _________    ________
Total liabilities                                        578,508     661,798
                                                       _________    ________
Stockholders' equity:
Common stock                                              37,830      37,830
Additional paid in capital                             8,405,635   8,405,635
Accumulated deficit                                   (8,488,896) (8,572,186)
                                                       _________   _________
Total stockholder's equity                               (45,431)   (128,721)
                                                       _________   _________
Total liabilities and stockholders' equity               533,077     533,077
                                                       _________   _________

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

GENERAL TO ALL PERIODS

                                  -8-

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

In the third quarter of 2003, the Company recorded an expense for its obligation under the lease for the period up to the balance sheet date. It continued to record an expense of $13,200 per quarter through March 31, 2005 related to the lease (see Note 4 to the financial statements). After further review, the Company's management determined that it should have accrued an obligation for the lease equal to total amounts owed from the "cease use date" (the date in January 2003 on which the Company's subtenant moved out of the office space) through the end of the lease term. Additionally, since the lease obligation was in Canadian dollars, the Company should have recorded a currency exchange gain or loss on its obligation in each quarter. Based on this analysis, the Company and its Board of Directors concluded that its previously issued financial statements for the year ended December 31, 2003, annual and quarterly financial statements for 2004 and quarterly financial statements for the first two quarters of 2005 required adjustments of the amounts previously reported for accounts payable and accrued liabilities, and general and administrative expenses. The effect of the restatement was to decrease the previously reported net loss by $1,282 for the three months ended September 30, 2004 and to decrease the net loss reported by $35,527 for the nine months ended September 30, 2004. The restatement did not affect the loss per share at September 30, 2004 for either the three or nine month period.

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

                                  -9-


Production and operating expenses decreased $11,288 to $32,898 for the three months ended September 30, 2004, from $44,186 for the same period in 2003. This decrease was primarily attributable to lower production on the Company's test well.

General and administrative expenses increased by $18,097 to $37,919 for the three months ended September 30, 2004, from $19,822 for the same period in 2003. The increase was primarily related to the increase of operational expenses.

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

For the reasons discussed above, net loss increased $2,372 from $(62,414) for the three months ended September 30, 2003, to $(64,786) for the three months ended September 30, 2004.

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

General and administrative expenses decreased by $182,459 to $117,124 for the nine months ended September 30, 2004, from $299,583 for the same period in 2003. The decrease was primarily related to the Company's accrual for the Canadian office rent in 2003. The Company began accruing for potential liability related to the Canadian office lease in the first quarter of 2003.

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

                                  -10-
For the nine months ended September 30, 2004, interest expense decreased $3,448 $5,175 when compared to the same period in 2003. The decrease was due to the accrual of prior interest expense on the Weatherford note in 2003. The Company began accruing interest on the note in the third quarter of 2003, and accrued 18 months of interest at September 30, 2003 compared to nine months in 2004.

For the reasons discussed above, net loss decreased $447,174 from $(590,294) for the nine months ended September 30, 2003, to $(143,120) for the nine months ended September 30, 2004.

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

The Company's former management (Messrs. McGrain and Jacobsen) entered into a lease agreement for office space in Canada. This office was closed after Messrs. McGrain and Jacobsen resigned as officers of the Company. This lease agreement calls for monthly lease and tax payments of approximately $6,834 (Canadian) through April of 2006. No lease payment has been made subsequent to December of 2002 and, in January of 2003, the Company was notified that the lease had been terminated without prejudice to the landlord's right to hold the Company liable for future damages related to lost rent. The Company has recorded a liability of $215,290 in its financial statements including foreign exchange losses accrued at September 30, 2004.

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

MATERIAL RISKS

The Company has incurred significant losses from operations and there is no assurance that it will achieve profitability or obtain funds necessary to finance continued operations. For other material risks, see the Company's form 10-KSB for the period ended December 31, 2003, which was filed March 30, 2004.
                                  -11-
FORWARD-LOOKING INFORMATION

This quarterly report on Form 10-QSB, including this section, includes certain statements that may be deemed "forward-looking statements" within the meaning of federal securities laws. All statements, other than statements of historical facts, that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including future sources of financing and other possible business developments, are forward- looking statements. Such statements are subject to a number of assumptions, risks and uncertainties and could be affected by a number of different factors, including the Company's failure to secure short and long term financing necessary to sustain and grow its operations, increased competition, changes in the markets in which the Company participates and the technology utilized by the Company and new legislation regarding environmental matters. These risks and other risks that could affect the Company's business are more fully described in reports it files with the Securities and Exchange Commission, including its Form 10-KSB for the fiscal year ended December 31, 2004. Actual results may vary materially from the forward-looking statements. The Company undertakes no duty to update any of the forward-looking statements in this Form 10-QSB.

Item 3. CONTROLS AND PROCEDURES

As of September 30, 2004, the Company carried out an evaluation under the supervision of the Company's Chief Executive Officer (and principal financial officer) of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Company's Chief Executive Officer (and principal financial officer) concluded that the Company's disclosure controls and procedures were effective at such time. However, prior to the date of the filing of this Form 10-QSB/A and as a result of the Company's decision to restate its financial statements as described under the "Explanatory Note" in this Form 10-QSB/A above, the Company completed a second evaluation under the supervision of the Company's Chief Executive Officer (and principal financial officer) of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2004. In connection with this second evaluation and based upon the Company's decision to restate its financial statements for the quarterly period ended September 30, 2004, the Company's Chief Executive Officer (and principal financial officer) concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2004.

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


                                  -13-
(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

                                  -14-
February 8, 2006                            /s/ Albert E. Whitehead

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