Form 10KSB/A
period 2004-12-31
EMPIRE PETROLEUM CORP
filed 2006-02-08
CIK 887396

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                              FORM 10-KSB/A

                    (Amendment No. 2 to Form 10-KSB)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 2004

                                   OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from______________ to _________________

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

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

















































                                  -2-

                        EMPIRE PETROLEUM CORPORATION

                              FORM 10-KSB/A

                            TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                          PAGE NUMBER

PART II

Item 6.    Management's Discussion and Analysis                     4-12

Item 7.    Financial Statements                               F-1 through F-14

Item 8A.   Controls and Procedures                                 12-13

PART III

Item 13.   Exhibits                                                13-14


           Signatures                                                 14


                            Explanatory Note

This Form 10-KSB/A is being filed by Empire Petroleum Corporation (the "Company"), as Amendment No. 2 (this "Amendment" or "Form 10-KSB/A"), to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, as amended by the Company's Annual Report on Form 10-KSB/A filed with the Securities and Exchange Commission on April 11, 2005 (as amended, the "Prior Form 10-KSB"), for the purpose of amending Items 6, 7 and 8A of Part II and Item 13 of Part III of the Prior Form 10-KSB.

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

This Amendment is being filed in connection with the restatement described above. Although this Amendment amends and restates each of Items 6, 7 and 8A of Part II and Item 13 of Part III of the Prior Form 10-KSB in its entirety, the information contained herein has not been updated to reflect events or developments that may have occurred subsequent to December 31, 2004, except to the limited extent as specifically described in Items 6 and 8A of Part II below.

                                  -3-

PART II

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

For the past three fiscal years, the Company has financed its operations primarily from advances made to the Company by Albert E. Whitehead, the Company's Chief Executive Officer. Mr. Whitehead has no obligation to advance the Company any additional money, and there is no assurance that he will do so. The Company will not be able to continue operations unless it is able to obtain funding from outside sources.
                                  -4-
The report of the Company's independent auditor regarding the Company's financial statements has been modified because of a going concern uncertainty.

The Company reported losses of $191,689 and $676,909 for the years ending December 31, 2004 and 2003, respectively. The Company also has an accumulated deficit of $8,620,755 as of December 31, 2004. The Company can provide no assurance that it will be profitable in the future and, if the Company does not become profitable, it may have to suspend its operations. As a result of the foregoing, the audit report of the Company's independent auditors relating to the Company's financial statements has been modified because of a going concern uncertainty.

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

                                  -5-

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

                                  -6-
The Company operates in a highly competitive environment and competes with major and independent oil and gas companies for the acquisition of desirable oil and gas properties, as well as for the equipment and labor required to develop and operate such properties. Many of these competitors have financial and other resources substantially greater than those of the Company.

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

                                  -7-
The Company has not declared or paid any dividends on its Common Stock. The Company currently intends to retain future earnings to fund the development and growth of its businesses, to repay indebtedness and for general corporate purposes, and therefore, does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.

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

RESTATEMENT

On November 11, 2005, the Company filed a Form 8-K with the SEC disclosing that it would restate its previously issued financial statements for the year ended December 31, 2003, annual and quarterly financial statements for 2004, and quarterly financial statements for the first two quarters of 2005 after

                                  -8-
determining that it had erroneously accounted for its exit activities in connection with its former office space in Canada.

In the third quarter of 2003, the Company recorded an expense for its obligation under the lease for the period up to the balance sheet date. It continued to record an expense of $13,200 per quarter through March 31, 2005 related to the lease (see Note 9 to the financial statements). After further review, the Company's management determined that it should have accrued an obligation for the lease equal to total amounts owed from the "cease use date" (the date in January 2003 on which the Company's subtenant moved out of the office space) through the end of the lease term. Additionally, since the lease obligation was in Canadian dollars, the Company should have recorded a currency exchange gain or loss on its obligation in each quarter. Based on this analysis, the Company and its Board of Directors concluded that its previously issued financial statements for the year ended December 31, 2003, annual and quarterly financial statements for 2004 and quarterly financial statements for the first two quarters of 2005 required adjustments of the amounts previously reported for accounts payable and accrued liabilities, and general and administrative expenses. The effect of the restatement was to decrease the previously reported net loss by $37,055 for the year ended December 31, 2004 and to increase the previously reported net loss by $118,817 for the year ended December 31, 2003. The restatement did not affect the net loss per share at December 31, 2004 or 2003.

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

General and administrative expenses decreased by $198,321 to $159,262 for the twelve months ended December 31, 2004, from $357,583 for the same period in 2003. The decrease was primarily related to the Company's accrual for the Canadian office rent in 2003. The Company accrued $178,907 for its potential liability related to the Canadian office lease in 2003.

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

For the twelve months ended December 31, 2004, interest expense decreased

                                  -9-
$20,147 to $6,900 when compared to the same period in 2003. The decrease was due to the accrual of prior interest expense on the Weatherford note in 2003. The Company began accruing interest on the note in the third quarter of 2003, and accrued 18 months of interest at December 31, 2003 compared to twelve months in 2004.

For the reasons discussed above, net loss decreased $485,220 from $(676,909) for the twelve months ended December 31, 2003, to $(191,689) for the twelve months ended December 31, 2004.

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

The Company's former management (Messrs. McGrain and Jacobsen) entered into a lease agreement for office space in Canada. This office was closed after Messrs. McGrain and Jacobsen resigned as officers of the Company. This lease agreement calls for monthly lease and tax payments of approximately $6,834 (Canadian) through April of 2006. No lease payment has been made subsequent to December of 2002 and, in January of 2003, the Company was notified that the lease had been terminated without prejudice to the landlord's right to hold the Company liable for future damages related to lost rent. As of the period ended December 31, 2004, the Company has recorded a liability of $226,962 in its financial statements, including foreign exchange losses relating to the lease.

As of December 31, 2004, the Company owes approximately $92,321 including accrued interest to Weatherford U.S., L.P. for services rendered by Weatherford.

ADVANCES FROM RELATED PARTY

The Company has had difficulty in obtaining financing from traditional financing sources. Through December 31, 2004, the Company financed its operations primarily through advances made to the Company by the Albert E. Whitehead Living Trust, of which the Company's Chairman of the Board and Chief Executive Officer, Mr. Whitehead, is the trustee. The Company believes it is the intention of the Whitehead Trust to continue funding the Company's basic expenses through June 30, 2005, or until such time as the Company secures other sources of financing. However, there can be no assurance the Whitehead Trust will continue to fund such expenses. In order to sustain the Company's operations on a long term basis, management intends to continue to look for merger opportunities and consider public or private financings. During the twelve month period ended December 31, 2004, the Whitehead Trust advanced $84,312 to the Company.

Off-Balance Sheet Arrangements

None

Critical Accounting Policies and Estimates

                                  -10-
The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Because estimates and assumptions require significant judgment, future actual results could differ from those estimates and could have a significant impact on the Company's results of operations, financial position and cash flows. The Company re-evaluates its estimates and assumptions at least on a quarterly basis. The following policies may involve a higher degree of estimation and assumption:

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

                                  -11-

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

ITEM 7. FINANCIAL STATEMENTS

The financial statements of the Company are set forth on pages F-1 through F-14 at the end of this Form 10-KSB.

ITEM 8A. CONTROLS AND PROCEDURES
As of December 31, 2004, the Company carried out an evaluation under the supervision of the Company's Chief Executive Officer (and principal financial officer) of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Company's Chief Executive Officer (and principal financial officer) concluded that the Company's disclosure controls and procedures were effective at such time. However, prior to the date of the filing of this Form 10-KSB/A and as a result of the Company's decision to restate its financial statements as described under the "Explanatory Note" in this Form 10-KSB/A above, the Company completed a second evaluation under the supervision of the Company's Chief Executive Officer (and principal financial officer) of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2004. In connection with this second evaluation and based upon the Company's decision to restate

                                  -12-
its financial statements for the fiscal year ended December 31, 2004, the Company's Chief Executive Officer (and principal financial officer) concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2004.

During the quarter ended December 31, 2004, there was no change in the Company's internal controls over financial reporting that has materially affected, or that is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

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

 10.6 Promissory Note dated March 15, 2002 issued to the Albert E. Whitehead Living Trust (incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-QSB for the period ended March 31, 2002, which was filed May 15, 2002.


                                  -13-
 10.7 Letter Agreement dated May 8, 2003 between the Company and O. F. Duffield (incorporated herein by reference to Exhibit 10.6 of the Company's Form 10-KSB for the year ended December 31, 2003, which was filed March 30, 2004)

 10.8 Farmout Agreement dated May 7, 2004 by and among the Company and certain other parties named therein (incorporated herein by reference to Exhibit 10 of the Company's Form 10-QSB for the period ended
       June 30, 2004, which was filed on August 2, 2004).

 10.9 Assignment and Novation dated September 1, 2004 relating to the Farmout Agreement dated May 7, 2004. (incorporated herein by Reference in the Company's Form 10-KSB for the year ended
       December 31, 2004, which was filed March 31, 2005)

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


Signature                 Title                              Date

/s/Albert E. Whitehead    Chairman, Chief Executive Officer  February 8, 2006
Albert E. Whitehead

/s/John C. Kinard         Director                           February 8, 2006
John C. Kinard








                                  -14-

                       EMPIRE PETROLEUM CORPORATION

                          FINANCIAL STATEMENTS

                               CONTENTS

                                                     Page No.

Balance Sheet at December 31, 2004                     F-2
Statements of Operations for the years ended
  December 31, 2004 and December 31, 2003              F-3
Statements of Changes in Stockholders' Equity
  for the years ended December 31, 2004 and
  December 31, 2003                                    F-4
Statements of Cash Flows for the years ended
  December 31, 2004 and December 31, 2003              F-5
Notes to Financial Statements                          F-6 through F-14












































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

As described in Note 9 to the financial statements, the 2004 and 2003 financial statements have been restated for an error in the application of accounting principles.

                                  /s/ TULLIUS TAYLOR SARTAIN & SARTAIN LLP
                                      Tulsa, Oklahoma
                                      March 22, 2005, except for Note 9,
                                        as to which the date is
                                        February 1, 2006





                                  F-1
                         EMPIRE PETROLEUM CORPORATION

                               BALANCE SHEET


             ASSETS                                December 31,
                                                          2004
                                                      Restated
                                                   ___________

Current assets:
  Cash                                             $     3,406
  Accounts receivable (net of allowance
                       of $3,750)                        9,209

                                                   ___________

         Total current assets                           12,615
                                                   ___________

Property & equipment, net of accumulated
   depreciation and depletion                          527,109
                                                   ___________

                                                  $    539,724
                                                   ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
  Accounts payable and accrued liabilities        $    397,701
  Accounts payable to related party                    214,492
  Note payable                                          92,321
                                                   ___________

        Total current liabilities                      704,514
                                                   ___________
        Total liabilities                              704,514
                                                   ___________

Stockholders' deficiency:
Common stock, par value $.001, 50,000,000
  shares authorized, 37,830,190 shares
  issued and outstanding                                37,830
Additional paid in capital                           8,418,135
Accumulated deficit                                 (8,620,755)
                                                   ___________

        Total stockholders' deficiency                (164,790)
                                                   ___________

                                                  $    539,724
                                                   ===========




See accompanying notes to financial statements.


                                  F-2

                         EMPIRE PETROLEUM CORPORATION

                          STATEMENTS OF OPERATIONS

                   Years ended December 31, 2004 and 2003

                                               2004               2003
                                           Restated           Restated
                                         ___________       ___________

Revenue:
  Petroleum sales                        $    82,140       $   163,627
                                         ___________       ___________

                                              82,140           163,627
                                         ___________       ___________

Costs and expenses:
  Operating expenses                          92,088           161,263
  General and administrative                 159,262           357,583
  Depreciation expense                             0             1,028
  Leasehold impairment                             0           266,778
                                         ___________       ___________

                                             251,350           786,652
                                         ___________       ___________

Operating loss                              (169,210)         (623,025)
                                         ___________       ___________

Other (income) and expense:
  Gain on sale of assets                           0           (2,201)
  Interest expense                             6,900           27,047
  Miscellaneous                               15,579           29,038
                                         ___________       __________

Total other (income) and expense              22,479           53,884
                                         ___________       __________

Net loss before income taxes                (191,689)        (676,909)
Deferred tax benefit                               0                0
                                         ___________       __________

Net loss                                 $  (191,689)        (676,909)
                                         ___________       __________

Net loss per common share                $      (.01)       $    (.02)
                                         ___________       __________
Weighted average number of
 common shares outstanding -
 Basic and diluted                        37,830,190       34,462,942
                                         ___________       __________




See accompanying notes to financial statements


                                  F-3

                        EMPIRE PETROLEUM CORPORATION

              STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  Years ended December 31, 2004 and 2003

                                      Additional
                                       Paid in    Accumulated
                   Shares     Amount   Capital      deficit       Total
                 __________  _______  __________  ___________   ___________

Balances January
1, 2002          24,459,906  $24,460  $7,633,064  $(7,752,157)   $(  94,633)

Net loss              -         -          -       (  676,909)   (  676,909)

Value of services
 Contributed by
 Employee             -         -         50,000            -        50,000

Issuance of Common
Stock            13,370,284   13,370     685,071            -       698,441
                 __________  _______  __________  ___________   ___________

Balances December
31, 2003         37,830,190  $37,830  $8,368,135  $(8,429,066)  $   (23,101)

Net loss              -         -          -         (191,689)     (191,689)

Value of services
 Contributed by
 Employee             -         -         50,000            -        50,000
                 __________  _______  __________  ___________   ___________

Balances December
31, 2004         37,830,190  $37,830  $8,418,135  $(8,620,755)  $  (164,790)
                 __________  _______  __________  ___________   ___________




See accompanying notes to financial statements
















                                  F-4


                        EMPIRE PETROLEUM CORPORATION

                         STATEMENTS OF CASH FLOWS

                  Years ended December 31, 2004 and 2003

                                            2004             2003
                                        ___________      ___________
Cash flows from operating activities:
Net loss                                $ (191,689)      $  (676,909)
Adjustments to reconcile net loss to
net cash provided by (used in)
operating activities:
   Depreciation                                  0             1,028
   Leasehold impairment                          0           266,778
   Gain on sale of assets                        0            (2,201)
   Value of services contributed by
      Employee                              50,000            50,000
Change in operating assets and
  liabilities:
   Accounts receivable                      11,853           (18,530)
   Prepaid expenses                          2,651             1,269
   Accounts payable and accrued
     liabilities                            24,657           387,422
                                        ___________      ___________
Net cash provided by (used in)
operating activities                      (102,528)            8,857
                                        ___________      ___________
Cash flows from investing activities:
  Proceeds from sale of property, plant
    and equipment                                 0            7,311
                                        ___________      ___________
Net cash provided by investing
activities                                        0            7,311
                                        ___________      ___________

Cash flows from financing activities:
  Proceeds of note payable-related party     84,312                0
                                       ____________      ___________
Net cash provided by financing
  activities                                 84,312                0
                                       ____________      ___________
Net increase (decrease) in cash             (18,216)          16,168
Cash - Beginning                             21,622            5,454
                                       ____________      ___________
Cash - Ending                          $      3,406     $     21,622
                                       ____________      ___________
Supplemental cash flow information:
   Cash paid for interest              $          0     $          0
                                       ____________      ___________
Non-cash investing and financing
  activities:
   Common Stock issued for debt &
    other payables                     $          0     $    498,441
   Common Stock issued for leasehold
    Interest                           $          0     $    200,000
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

                                  F-7


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
                                 2004               2003
                               Restated           Restated
                              _________         ___________

Net Earnings - as reported    $(191,689)        $  (676,909)

Deduct:  Total stock-based
compensation expense
determined under fair value
based methods for all awards,
net of related tax effects            0             (16,000)

Net Earnings - pro forma      $(191,689)        $  (692,909)

Earnings per share - as
reported                      $   (0.1)         $     (0.02)

Earnings per share - pro
forma                         $   (0.1)         $     (0.02)

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

This is a change from the approach taken under SFAS No. 19, whereby an amount for an asset retirement obligation was recognized using a cost-accumulation measurement approach. Under that approach, the obligation was reported as a contra-asset recognized as part of depletion and depreciation over the life of the asset without discounting. Management has determined that adopting SFAS No. 143 has had no significant effect on the Company's financial statements since abandonment costs for which it is responsible are not material.
                                  F-8
(g) Recent Accounting Pronouncements

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

During 2003, the Albert E. Whitehead Living Trust accepted 7,966,244 shares of the Company's common stock as payment for advances the trust had made to the Company at the conversion rate of $.03 per share under terms of an offer made to all creditors. The Lacy E. Whitehead Living Trust, of which the wife of the Company's Chief Executive Officer is Trustee, and another creditor of the
                                  F-9
Company also converted $59,045 and $16,854 in debt, respectively, to 1,968,172 and 561,797, respectively, shares of common stock as a part of the offer.

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

7. Operating lease:

The Company leases office space under operating lease agreements with unrelated parties, which will expire in 2004 and 2006.

The future minimum lease payments under the operating leases are as follows:

2005                     52,800
2006                     17,600
                       ________
                       $123,200
                                  F-11
Rent expense for the years ended December 31, 2004 and 2003, respectively, was $65,156 and $111,492.

Since December 2002, the Company has not paid the monthly lease and tax payments of approximately $6,834 (Canadian) on the Canadian office lease which expires in 2006. The Company has been notified that the lease has been terminated without prejudice to the landlord's right to hold the Company liable for future damages related to lost rent. The Company has accrued a liability of $226,962, including foreign exchange losses, related to its obligation under the lease terms.

The Company is in the process of negotiating renewal of its corporate office lease in Tulsa, Oklahoma.

8. Property and equipment:

In 2002, the Company's management determined that an impairment allowance of $6,496,614 was necessary to properly value the Company's oil and gas properties bringing the net book value of the oil and gas properties to $594,915. The basis for the impairment was the determination by the United States Bureau of Land Management ("BLM") that it does not consider the Timber Draw #1-AH well economic. In other words, under the BLM's criteria for economic determination, the well will not pay out the cost incurred to drill and complete the well. However, by authority of the BLM, for the period from April to November 2003, the well was tested for production using production periods of ten days per month. The BLM also advised the Company that since it did not commence another test well prior to August 12, 2002, the Timber Draw Unit had been terminated. Furthermore, a bottom hole pressure survey conducted in April 2002 indicated a limited reservoir for the well. The basis of the impairment described above was calculated using an estimated $10 per acre market price for the leases multiplied by the Company's working interest. During 2003, the Company recorded impairment charges of $266,778 based on working interest percentages granted to a third party for performance of certain activities and management's assessment of certain undeveloped lease values. During 2004, pursuant to the Farmout Agreement, a third party conducted a seismic survey and drilled a test well in the Cheyenne River Prospect. The Company has not completed its evaluation of the test well as of December 31, 2004.

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

                                  F-12

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

                              Year Ended                Year Ended
                           December 31, 2004         December 31, 2003
                           Previously   As           Previously   As
                           Reported     Restated     Reported     Restated

Petroleum sales                82,140     82,140        163,627    163,627

Cost & Expenses:
Production & Operation         92,088     92,088        161,263    161,263
General & Administrative      212,062    159,262        271,076    357,583
Depreciation Expense                -          -          1,028      1,028
Leasehold Impairment                -          -        266,778    266,778
                           __________    _______      _________   ________
                              304,150    251,350        700,145    786,652
                           __________    _______      _________   ________
Operating income (loss)      (222,010)  (169,210)      (536,518)  (623,025)
                           __________    _______      _________   ________
Other (income) expense:
Miscellaneous                    (166)    15,579         (3,272)    29,038
Gain on Sale of Assets              -          -         (2,201)    (2,201)
Interest Expense                6,900      6,900         27,047     27,047
                           __________    _______      _________   ________
                                6,734     22,479         21,574     53,884
                           __________    _______      _________   ________
Net loss                     (228,744)  (191,689)      (558,092)  (676,909)
                           __________    _______      _________   ________
Net loss per share               (.01)      (.01)          (.02)      (.02)
                           __________    _______      _________   ________


                                                      December 31, 2004
                                                      Previously   As
                                                      Reported     Restated

ASSETS

Current Assets:
Cash                                                      3,406       3,406
Accounts Receivable                                       9,209       9,209
                                                      _________    ________
Total Current Assets                                     12,615      12,615
Property, Plant & Equipment (net)                       527,109     527,109
                                                      _________    ________
Total Assets                                            539,724     539,724


                                  F-13
LIABILITIES & STOCKHOLDERS DEFICIENCY

Current Liabilities:
Accounts payable & accrued expenses                     315,939     397,701
Accounts payable - related party                        214,492     214,492
Note payable                                             92,321      92,321
                                                      _________    ________
Total current liabilities                               622,752     704,514
                                                      _________    ________
Total liabilities                                       622,752     704,514
                                                      _________    ________

Stockholders' deficiency:
Common stock                                             37,830      37,830
Additional paid in capital                            8,418,135   8,418,135
Accumulated deficit                                  (8,538,993) (8,620,755)
                                                      _________   _________
Total stockholder's deficiency                          (83,028)   (164,790)
                                                      _________   _________
Total liabilities and stockholders' deficiency          539,724     539,724
                                                      _________   _________





































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