Form 10QSB/A
period 2005-03-31
EMPIRE PETROLEUM CORP
filed 2006-02-08
CIK 887396

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




                        EMPIRE PETROLEUM CORPORATION

                          INDEX TO FORM 10-QSB/A


Part I. FINANCIAL INFORMATION                               Page

Item 1. Financial Statements

Balance Sheet at March 31, 2005 (Unaudited)                    1
Statements of Operations for the three months
    ended March 31, 2005 and 2004 (Unaudited)                  2
Statements of Cash Flows for the three months ended
    March 31, 2005 and 2004 (Unaudited)                        3

Notes to Financial Statements                                4-8

Item 2. Management's Discussion and Analysis                8-10

Item 3. Controls and Procedures                            10-11

Part II. OTHER INFORMATION

Item 6. Exhibits                                              11


Signatures                                                    11


                             Explanatory Note

This Form 10-QSB/A is being filed by Empire Petroleum Corporation (the "Company"), as Amendment No. 1 (this "Amendment" or "Form 10-QSB/A"), to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2005 (the "Prior Form 10-QSB").

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

This Amendment is being filed in connection with the restatement described above. Although this Amendment amends and restates the Prior Form 10-QSB in its entirety, the information contained herein has not been updated to reflect events or developments that may have occurred subsequent to March 31, 2005, except to the limited extent as specifically described in Items 2 and 3 of Part I below.



Item 1. FINANCIAL STATEMENTS

                        EMPIRE PETROLEUM CORPORATION

                               BALANCE SHEET


                                                            March 31,
                                                                2005
                                                            Restated
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
                                                         ___________

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
  Accounts payable and accrued
    liabilities                                          $   404,639
  Accounts payable to related party                          249,501
  Note payable                                                94,046
                                                         ___________
Total current liabilities                                    748,186
                                                         ___________
Total liabilities                                            748,186
                                                         ___________

Stockholders' equity deficiency:
  Common stock at par value                                   37,830
  Additional paid in capital                               8,430,635
  Accumulated deficit                                     (8,686,423)
                                                         ___________
Total stockholders' deficiency                              (217,958)
                                                         ___________

Total Liabilities and Stockholder's Deficiency           $   530,228
                                                         ___________




See accompanying notes to financial statements.

                        EMPIRE PETROLEUM CORPORATION

                          STATEMENTS OF OPERATIONS

                                (Unaudited)


                                       Three Months Ended

                                           March 31
                                    ________________________

                                            2005        2004
                                        Restated    Restated
                                    ____________  __________
Revenue:
  Petroleum sales                   $      1,180  $   34,607
                                    ____________  __________
                                           1,180      34,607
                                    ____________  __________

Costs and expenses:
  Production & operating                  23,888      22,128
  General & administrative                43,504      44,002
                                    ____________  __________
                                          67,392      66,130
                                    ____________  __________
  Operating loss                         (66,212)    (31,523)
                                    ____________  __________
Other (income) and expense:
  Miscellaneous                           (2,269)     (2,184)
  Interest expense                         1,725       1,725
                                    ____________  __________

Total other(income) and expense             (544)       (459)
                                    ____________  __________

Net loss                            $    (65,668) $  (31,064)
                                    ____________  __________

Net loss per common share           $        .00  $      .00
                                    ____________  __________

Weighted average number of
  common shares outstanding           37,830,190  37,830,190
                                    ____________  __________




See accompanying notes to financial statements.

                        EMPIRE PETROLEUM CORPORATION

                          STATEMENTS OF CASH FLOWS

                                (UNAUDITED)

                                                Three Months Ended

                                               March 31,     March 31,
                                                   2005          2004
                                               Restated      Restated
                                              _________     _________
Cash flows from operating activities:
  Net loss                                    $ (65,668)    $ (31,064)

Adjustments to reconcile net loss to
  net cash used in operating activities:

  Value of services contributed by employees     12,500        12,500

(Increase) decrease in assets:
  Accounts receivable                             7,042       (16,643)
  Prepaid expenses                                    0         2,651
Increase (decrease) in liabilities:
  Accounts payable and accrued expenses           8,663         4,744
                                               ________      ________
Net cash used in operating activities           (37,463)      (27,812)
                                               ________      ________
Cash flows from financing activities:

  Advances from related party                    35,009         7,414


                                               ________      ________
Net cash provided by financing activities        35,009         7,414
                                               ________      ________

Net decrease in cash                             (2,454)      (20,398)

Cash - Beginning                                  3,406        21,622
                                               ________      ________
Cash -Ending                                   $    952      $  1,224
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

4. CONTINGENCIES:

The Company's former management (Messrs. McGrain and Jacobsen) entered into a lease agreement for office space in Canada. This office was closed after Messrs. McGrain and Jacobsen resigned as officers of the Company. This lease agreement calls for monthly lease and tax payments of approximately $6,834 (Canadian) through April of 2006. No lease payment was made subsequent to December of 2002 and, in January of 2003, the Company was notified that the lease had been terminated without prejudice to the landlord's right to hold the Company liable for future damages related to lost rent. The Company has recorded a liability of $224,693 in the March 31, 2005 financial statements for payments due under the lease. The foreign exchange gain of $2,269 associated with the lease obligation has been recorded as miscellaneous income.

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

                           3 Months Ended          3 Months Ended
                           March 31, 2005          March 31, 2004
                           Previously   As         Previously   As
                           Reported     Restated   Reported     Restated

Petroleum sales                 1,180      1,180       34,607     34,607

Cost & Expenses:
Production & Operation         23,888     23,888       22,128     22,128
General & Administrative       56,704     43,504       57,202     44,002
                           __________   ________    _________   ________
                               80,592     67,392       79,330     66,130
                           __________   ________    _________   ________
Operating loss                (79,412)   (66,212)     (44,723)   (31,523)
                           __________   ________    _________   ________
Other (income) expense:
Miscellaneous                       -     (2,269)         (25)   (2,184)
Interest Expense                1,725      1,725        1,725     1,725
                           __________   ________    _________   _______
                                1,725       (544)       1,700      (459)
                           __________   ________    _________   _______
Net loss                      (81,137)   (65,668)     (46,423)  (31,064)
                           __________   ________    _________   _______
Net loss per  share               .00        .00          .00       .00
                           __________   ________    _________   _______


                                                     March 31, 2005
                                                     Previously   As
                                                     Reported     Restated

ASSETS

Current Assets:
Cash                                                        952        952
Accounts Receivable                                       2,167      2,167
                                                     __________   ________
Total Current Assets                                      3,119      3,119
Property, Plant & Equipment (net)                       527,109    527,109
                                                     __________   ________
Total Assets                                            530,228    530,228

LIABILITIES & STOCKHOLDERS DEFICIENCY

Current Liabilities:
Accounts payable & accrued expenses                     338,346    404,639
Accounts payable - related party                        249,501    249,501
Note payable                                             94,046     94,046
                                                     __________   ________
Total current liabilities                               681,893    748,186
                                                     __________   ________
Total liabilities                                       681,893    748,186
                                                     __________   ________

Stockholders' deficiency:
Common stock                                             37,830     37,830
Additional paid in capital                            8,430,635  8,430,635
Accumulated deficit                                  (8,620,130)(8,686,423)
                                                      _________  _________
Total stockholder's deficiency                         (151,665)  (217,958)
                                                      _________  _________
Total liabilities and stockholders' deficiency          530,228    530,228
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

In the third quarter of 2003, the Company recorded an expense for its obligation under the lease for the period up to the balance sheet date. It continued to record an expense of $13,200 per quarter through March 31, 2005 related to the lease (see Note 4 to the financial statements). After further review, the Company's management determined that it should have accrued an obligation for the lease equal to total amounts owed from the "cease use date" (the date in January 2003 on which the Company's subtenant moved out of the office space) through the end of the lease term. Additionally, since the lease obligation was in Canadian dollars, the Company should have recorded a currency exchange gain or loss on its obligation in each quarter. Based on this analysis, the Company and its Board of Directors concluded that its previously issued financial statements for the year ended December 31,2003, annual and quarterly financial statements for 2004 and quarterly financial statements for the first two quarters of 2005 required adjustments of the amounts previously reported for accounts payable and accrued liabilities, and general and administrative expenses. The effect of the restatement was to decrease the previously reported net loss by $15,469 for the three months ended March 31, 2005.

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

General and administrative expenses decreased by $498 to $43,504 for the three months ended March 31, 2005, from $44,002 for the same period in 2004. Expense amounts were consistent with the prior year.

There was no depreciation expense attributable to the three months ended March 31, 2005 and 2004, because the depreciable assets were fully depreciated.

For the three months ended March 31, 2005, interest expense remained at $1,725 which is the same as for the three months ended March 31, 2004. The Company accrued interest on the Weatherford note in both periods.

For the reasons discussed above, net loss increased $34,604 from $(31,064) for the three months ended March 31, 2004, to $(65,668) for the three months ended March 31, 2005.

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

The Company's former management (Messrs. McGrain and Jacobsen) entered into a lease agreement for office space in Canada. This office was closed after Messrs. McGrain and Jacobsen resigned as officers of the Company. This lease agreement calls for monthly lease and tax payments of approximately $4,400
                                  -9-
(U.S.) through April of 2006. No lease payment has been made subsequent to December of 2002 and, in January of 2003, the Company was notified that the lease had been terminated without prejudice to the landlord's right to hold the Company liable for future damages related to lost rent. As of the period ended March 31, 2005, the Company has recorded a liability of $158,400 in its financial statements relating to the lease.

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

Item 3. CONTROLS AND PROCEDURES

As of March 31, 2005, the Company carried out an evaluation under the supervision of the Company's Chief Executive Officer (and principal

                                  -10-

financial officer) of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Company's Chief Executive Officer (and principal financial officer) concluded that the Company's disclosure controls and procedures were effective at such time. However, prior to the date of the filing of this Form 10-QSB/A and as a result of the Company's decision to restate its financial statements as described under the "Explanatory Note" in this Form 10-QSB/A above, the Company completed a second evaluation under the supervision of the Company's Chief Executive Officer (and principal financial officer) of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2005. In connection with this second evaluation and based upon the Company's decision to restate its financial statements for the quarterly period ended March 31, 2005, the Company's Chief Executive Officer (and principal financial officer) concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2005.

During the quarter ended March 31, 2005, there was no change in the Company's internal controls over financial reporting that has materially affected, or that is reasonably likely to materially affect, the Company's internal control over financial reporting.

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





                                  -11-

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

     (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and
                                  -12-
5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):

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


                                  -13-