Form 10QSB/A
period 2005-06-30
EMPIRE PETROLEUM CORP
filed 2006-02-08
CIK 887396

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





                         EMPIRE PETROLEUM CORPORATION

                           INDEX TO FORM 10-QSB/A


Part I. FINANCIAL INFORMATION                               Page

Item 1. Financial Statements

Balance Sheet at June 30, 2005 (Unaudited)                     1
Statements of Operations for the three months and
    six months ended June 30, 2005 and 2004 (Unaudited)        2
Statements of Cash Flows for the six months ended
    June 30, 2005 and 2004 (Unaudited)                         3

Notes to Financial Statements                                4-8

Item 2. Management's Discussion and Analysis                8-11

Item 3. Controls and Procedures                               11

Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                      11


Signatures                                                    12


                          Explanatory Note

This Form 10-QSB/A is being filed by Empire Petroleum Corporation (the "Company"), as Amendment No. 1 (this "Amendment" or "Form 10-QSB/A"), to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005 (the "Prior Form 10-QSB").

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

This Amendment is being filed in connection with the restatement described above. Although this Amendment amends and restates the Prior Form 10-QSB in its entirety, the information contained herein has not been updated to reflect events or developments that may have occurred subsequent to June 30, 2005, except to the limited extent as specifically described in Items 2 and 3 of Part I below.



PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                        EMPIRE PETROLEUM CORPORATION

                               BALANCE SHEET


                                                             June 30

                                                                2005
                                                            Restated
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
                                                         ___________

LIABILITIES AND STOCKHOLDERS' DEFICIENCY


Current liabilities:
  Accounts payable and accrued
    liabilities                                          $   120,624
  Accounts payable to related party                          274,682
  Note payable                                                95,771
                                                         ___________
Total current liabilities                                    491,077
                                                         ___________
Total liabilities                                            491,077
                                                         ___________

Stockholders' deficiency:
  Common stock at par value                                   42,830
  Warrants to purchase common stock                           67,875
  Additional paid in capital                               8,870,260
  Accumulated deficit                                     (8,424,036)
                                                         ___________
Total stockholders' deficiency                               556,929
                                                         ___________

Total liabilities and stockholder's deficiency           $ 1,048,006
                                                         ___________




See accompanying notes to financial statements.

                         EMPIRE PETROLEUM CORPORATION

                           STATEMENTS OF OPERATIONS

                                 (Unaudited)


                              Three Months Ended           Six Months Ended

                                  June 30,                      June 30,
                         ____________________________   ________________________

                                  2005          2004            2005        2004
                              Restated      Restated        Restated    Restated
                         _____________  _____________   ____________  __________
Revenue:
  Petroleum sales        $      73,178    $     1,497    $    74,358 $   36,104
                         _____________  _____________   ____________  __________
                                73,178          1,497         74,358     36,104
                         _____________  _____________   ____________  __________

Costs and expenses:
  Production & operating        (6,097)        17,652         18,929     39,772
  General & administrative      39,886         35,172         82,222     79,182
  Reversal of accrued lease
     Obligation               (222,561)             0       (222,561)         0
                          ____________  _____________   ____________  __________
                              (188,772)        52,824       (121,410)   118,954
                          ____________  _____________   ____________  __________
  Operating income (loss)      261,950        (51,327)       195,768    (82,850)
                          ____________  _____________   ____________  __________
Other (income) and expense:
  Miscellaneous                 (2,132)        (5,814)       (4,401)     (7,998)
  Interest expense               1,725          1,725         3,450       3,450
                          ____________  _____________  ____________  __________

Total other (income)
  expense                        (407)        (4,089)         (951)     (4,548)
                          ____________  _____________  ____________  __________

Net income (loss)         $    262,357   $   ( 47,238)  $   196,719  $  (78,302)
                          ____________  _____________  ____________  __________

Net income (loss)
  per common share        $        .01   $        .00 $         .01  $     .00
                          ____________  _____________  ____________  __________
Weighted average number of
  common shares
  outstanding               39,219,079     37,830,190   39,219,079   37,830,190
                          ____________  _____________  ____________  __________




See accompanying notes to financial statements.

                        EMPIRE PETROLEUM CORPORATION

                          STATEMENTS OF CASH FLOWS

                               (UNAUDITED)


                                                 Six Months Ended

                                                June 30,     June 30,
                                                   2005         2004
                                               Restated     Restated
                                              _________     _________
Cash flows from operating activities:
  Net income (loss)                           $ 196,719     $(78,302)

Adjustments to reconcile net loss to
  net cash used in operating activities:

  Value of services contributed by employees     25,000        25,000
  Reversal of accrued lease obligation         (222,561)            0

(Increase) decrease in assets:
  Accounts receivable                           (71,778)        3,564
  Prepaid expenses                                    0         2,651
Increase (decrease) in liabilities:
  Accounts payable and accrued expenses         (51,066)      (18,347)
                                               ________      ________
Net cash used in operating activities          (123,686)      (65,434)
                                               ________      ________
Cash flows from financing activities:

  Advances from related party                    60,190        45,344
  Proceeds from private equity placement        500,000             0
                                               ________      ________
Net cash provided by financing activities       560,190        45,344
                                               ________      ________

Net increase (decrease) in cash                 436,504       (20,090)

Cash - Beginning                                  3,406        21,622
                                               ________      ________
Cash -Ending                                   $439,910      $  1,532
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

The information contained in this Form 10-QSB should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2004, which are contained in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission (the SEC) on March 31, 2005.

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

On May 8, 2003, the Company entered into an agreement with O.F. Duffield (Duffield Agreement) to acquire a ten percent (10%) interest in a block of acreage in the Gabbs Valley Prospect by agreeing to issue 2,000,000 shares of the Company's Common Stock to Mr. Duffield for such 10% interest. The shares were issued in July 2003. This block of acreage in the Gabbs Valley Prospect consists of federal leases covering approximately 45,000 acres in Nye and Mineral Counties, Nevada in which Mr. Duffield has a 100% working interest. Pursuant to the Duffield Agreement, the Company is also entitled to
                                 -5-
acquire up to a 10% interest in a block of 26,080 acres also located in the Gabbs Valley Prospect should Duffield acquire an interest in this block. The shares were valued at $.10 per share based on the closing price of the Company's common stock on the date of issuance.

4. CONTINGENCIES:

The Company's former management (Messrs. McGrain and Jacobsen) entered into a lease agreement for office space in Canada. This office was closed after Messrs. McGrain and Jacobsen resigned as officers of the Company. This lease agreement calls for monthly lease and tax payments of approximately $6,834 (Canadian) through April of 2006. The Company accrued its obligation under the lease through the term of the lease. During the second quarter of 2005, the Company determined that the statute of limitations had expired with respect to its obligation under the lease. Accordingly, the Company reversed expenses of $222,561, including foreign exchange gains of $4,401 for the six months ended June 30, 2005, previously recorded for the lease.

5. CHEYENNE RIVER PROSPECT:

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

                            3 Months Ended            6 Months Ended
                             June 30, 2005            June 30, 2005
                            Previously   As           Previously   As
                            Reported     Restated     Reported     Restated

Petroleum sales                 73,178     73,178        74,358       74,358

Cost & Expenses:
Production & Operation          (6,097)    (6,097)       18,929       18,929
General & Administrative        39,886     39,886        95,422       82,222
Reversal of accrued lease
 Obligation                   (158,400)  (222,561)     (158,400)    (222,561)
                            __________   ________     _________    _________
                              (124,611)  (188,772)      (44,049)    (121,410)
                            __________   ________     _________    _________
Operating income               197,789    261,950       118,407      195,768
                            __________   ________     _________    _________
Other (income) expense:
Miscellaneous                        -     (2,132)            -       (4,401)
Interest Expense                 1,725      1,725         3,450        3,450
                            __________   ________     _________    _________
                                 1,725       (407)        3,450         (951)
                            __________   ________     _________    _________
Net income                     196,064    262,357       114,957      196,719
                            __________   ________     _________    _________
Net income per share               .00        .01           .00          .01
                            __________   ________     _________    _________

                           3 Months Ended             6 Months Ended
                           June 30, 2004              June 30, 2004
                           Previously   As            Previously   As
                           Reported     Restated      Reported     Restated

Petroleum sales                 1,497      1,497          36,104     36,104

Cost & Expenses:
Production & Operation         17,652     17,652          39,772     39,772
General & Administrative       48,372     35,172         105,582     79,182
                           __________   ________      __________   ________
                               66,024     52,824         145,354    118,954
                           __________   ________      __________   ________
Operating loss                (64,527)   (51,327)       (109,250)   (82,850)
                           __________   ________      __________   ________
                                  -7-
Other (income) expense:
Miscellaneous                    (128)    (5,814)           (153)    (7,998)
Interest Expense                1,725      1,725           3,450      3,450
                           __________   ________      __________   ________
                                1,597     (4,089)          3,297     (4,548)
                           __________   ________      __________   ________
Net loss                      (66,124)   (47,238)       (112,547)   (78,302)
                           __________   ________      __________   ________
Net loss per share                .00        .00             .00        .00
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

In the third quarter of 2003, the Company recorded an expense for its obligation under the lease for the period up to the balance sheet date. It continued to record an expense of $13,200 per quarter through March 31, 2005 related to the lease (see Note 4 to the financial statements). After further review, the Company's management determined that it should have accrued an obligation for the lease equal to total amounts owed from the "cease use date" (the date in January 2003 on which the Company's subtenant moved out of the office space) through the end of the lease term. Additionally, since the lease obligation was in Canadian dollars, the Company should have recorded a currency exchange gain or loss on its obligation in each quarter. Based on this analysis, the Company and its Board of Directors concluded that its previously issued financial statements for the year ended December 31, 2003, annual and quarterly financial statements for 2004 and quarterly financial statements for the first two quarters of 2005 required adjustments of the amounts previously reported for accounts payable and accrued liabilities, and general and administrative expenses. The effect of the restatement was to increase the previously reported net income by $66,293 and $81,762 for the

                                  -8-
three months and six months ended June 30, 2005. The restatement increased net income per share to $.01 for both the three and six month periods ended June 30, 2005.

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

General and administrative expenses increased by $4,714 to $39,886 for the three months ended June 30, 2005, from $35,172 for the same period in 2004. Expense amounts were consistent with the prior years.

There was no depreciation or depletion expense attributable to the three months ended June 30, 2005 and 2004, because the depreciable assets were fully depreciated.

For the three months ended June 30, 2005, interest expense remained at $1,725 which is the same as for the three months ended June 30, 2004. The Company accrued interest on the Weatherford note in both periods.

For the reasons discussed above, net income increased $309,595 from $(47,238) for the three months ended June 30, 2004, to $262,357 for the three months ended June 30, 2005.

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

Production and operating expenses decreased $20,843 to $18,929 for the six months ended June 30, 2005, from $39,772 for the same period in 2004. This decrease was primarily attributable to the re-negotiation, settlement and reimbursement of costs previously incurred for the Company's Cheyenne River and Gabbs Valley Prospects.

General and administrative expenses increased by $3,040 to $82,222 for the six months ended June 30, 2005, from $79,182 for the same period in 2004. Expense amounts were consistent with the prior year.


                                  -9-
There was no depreciation or depletion expense attributable to the six months ended June 30, 2005 and 2004, because the depreciable assets were fully depreciated.

For the six months ended June 30, 2005, interest expense remained at $3,450 which is the same as for the six months ended June 30, 2004. The Company accrued interest on the Weatherford note in both periods.

For the reasons discussed above, net income increased $275,021 from $(78,302) for the six months ended June 30, 2004, to $196,719 for the six months ended June 30, 2005.

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

FORWARD-LOOKING INFORMATION

This quarterly report on Form 10-QSB, including this section, includes certain statements that may be deemed "forward-looking statements" within the meaning of federal securities laws. All statements, other than statements of historical facts, that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including future sources of financing and other possible business developments, are forward- looking statements. Such statements are subject to a number of assumptions, risks and uncertainties and could be affected by a

                                  -10-
number of different factors, including the Company's failure to secure short and long term financing necessary to sustain and grow its operations, increased competition, changes in the markets in which the Company participates and the technology utilized by the Company and new legislation regarding environmental matters. These risks and other risks that could affect the Company's business are more fully described in reports it files with the Securities and Exchange Commission, including its Form 10-KSB for the fiscal year ended December 31, 2004. Actual results may vary materially from the forward-looking statements. The Company undertakes no duty to update any of the forward-looking statements in this Form 10-QSB.

Item 3. CONTROLS AND PROCEDURES

As of June 30, 2005, the Company carried out an evaluation under the supervision of the Company's Chief Executive Officer (and principal financial officer) of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the Securities Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Company's Chief Executive Officer (and principal financial officer) concluded that the Company's disclosure controls and procedures were effective at such time. However, prior to the date of the filing of this Form 10-QSB/A and as a result of the Company's decision to restate its financial statements as described under the "Explanatory Note" in this Form 10-QSB/A above, the Company completed a second evaluation under the supervision of the Company's Chief Executive Officer (and principal financial officer) of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2005. In connection with this second evaluation and based upon the Company's decision to restate its financial statements for the quarterly period ended June 30, 2005, the Company's Chief Executive Officer (and principal financial officer) concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2005.

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

                                                EMPIRE PETROLEUM CORPORATION


                                  -11-
Date:  February 8, 2006                        By: /s/ Albert E. Whitehead
                                                ___________________
                                                Albert E. Whitehead
                                                Chairman/CEO


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

     (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the controls and procedures, as of the end of the period covered by this report based on such evaluation; and

                                  -12-
(c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):

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