Form 10KSB
period 2005-12-31
EMPIRE PETROLEUM CORP
filed 2006-03-31
CIK 887396

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                                FORM 10-KSB


[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 2005

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

                             Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ X ]

The issuer's gross revenues for the most recent fiscal year were $57,588.
The aggregate market value of the voting and non-voting common equity held by non-affiliates, based upon the average bid and asked prices of the Common Stock on March 21, 2006 was $5,045,550.

The number of shares outstanding of the issuer's Common Stock, as of March 21, 2006 was 42,830,190.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]


















































                                       -2-


                        EMPIRE PETROLEUM CORPORATION

                              FORM 10-KSB

                            TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                          PAGE NUMBER

PART I

Item 1.    Description of Business                                   4-6

Item 2.    Description of Property                                   6-7

Item 3.    Legal Proceedings                                         7-8

Item 4.    Submission of Matters to a Vote of Security Holders         8

PART II

Item 5.    Market for Common Equity and Related Stockholder
           Matters                                                     8

Item 6.    Management's Discussion and Analysis                     9-17

Item 7.    Financial Statements                         F-1 through F-12

Item 8.    Changes In and Disagreements with Accountants on
           Accounting and Financial Disclosure                        17

Item 8A.   Controls and Procedures                                    18

Item 8B.   Other Information                                          18

PART III

Item 9.    Directors, Executive Officers, Promoters and Control
           Persons; Compliance with Section 16(a) of the Exchange
           Act                                                     18-19

Item 10.   Executive Compensation                                     19

Item 11.   Security Ownership of Certain Beneficial Owners
           and Management and Related Stockholder Matters          20-21

Item 12.   Certain Relationships and Related Transactions             21

Item 13.   Exhibits                                                21-22

Item 14.   Principal Accountant Fees and Services                  22-23

           Signatures                                                 24







                                       -3-

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

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

Cheyenne River Prospect

The Company owns a 26.785% working interest in approximately 33,485 acres of oil and gas leases located in Niobrara County, Wyoming (the "Cheyenne River Prospect") and an overriding royalty interest of between 1.5% and 2% in 42,237 acres of oil and gas leases located in or near the Cheyenne
River Prospect.

The drilling of the Company's first well in the Cheyenne River Prospect, the Timber Draw #1-AH, was completed in January 2001 at a total measured depth of 10,578 feet, of which the last 2,030 feet were drilled horizontally through the Newcastle "B" formation. The Timber Draw #1-AH encountered flows of oil and gas during the horizontal drilling. The Company conducted a series of production tests on this well during the period from February 13, 2001 to June 22, 2001. During the test period, the well flowed 8,139 barrels of 44 degree light gravity sweet crude and 29,072,000 cubic feet of natural gas with a BTU content of 1,493 and rich in natural gas liquids. However, the well was shut-in on June 22, 2001 to conserve the natural gas, which was flared during the test period, and a bottom hole pressure survey of the well conducted in April 2002 indicated a limited reservoir. As of December 31, 2005, the Company owned a 17.5% working interest in the Timber Draw #1-AH and the well had produced 21,875 barrels of oil.

Pursuant to a farmout agreement, a third party conducted a seismic survey in the Cheyenne River Prospect and the drilling of the Company's second well, the Hooligan Draw Unit #1-AH, was completed in December
2004 at no cost to the Company. Shortly thereafter, the well was tested every fifth day for approximately a three-hour period during which it produced 50 to 60 barrels of oil during each test period and during the balance of 2005 it was produced at different intervals and had accumulative production of 3,370 barrels at year end. As of December 31, 2005, the Company owned a 26.785% working interest in the Hooligan Draw Unit #1-AH.

The Cheyenne River Prospect is located near a mature producing area

                                       -4-
with an established pipeline and service network.

The Company is currently in the process of analyzing studies completed in March 2006 to determine the viability of the Cheyenne River Prospect.
In addition, as of such time, the Company was exploring the possibility of selling its interests in the Cheyenne River Prospect.

Gabbs Valley Prospect

The Company owns a 10% working interest in approximately 44,604 acres of oil and gas leases in Nye and Mineral Counties, Nevada (the "Gabbs Valley Prospect").

As of December 31, 2005, there have been no wells drilled on the Gabbs Valley Prospect. However, in November 2005, the Company received the results of a 19-mile 2-D swath seismograph survey conducted on the prospect and, based on the results of the survey, the Company and its partners determined that a test well should be drilled on the prospect.

A 28,783 acre unit on the Gabbs Valley Prospect, the Cobble Cuesta Unit, was approved by the Bureau of Land Management on March 1, 2005 and a test well is being planned for the second or third quarter of 2006. As of December 31, 2005, the demand for drilling rigs was very high. As such, it could be difficult for the Company to secure a drilling rig, and the actual timing of the commencement of this test well could be delayed.

Other than a 5,000 barrel-per-day refinery located approximately 115 miles from the Gabbs Valley Prospect, there are no pipelines or service networks located near the prospect.

Competition

The oil and gas business is extremely competitive. The Company must compete with many long-established companies with greater financial resources and technical capabilities. The Company is not a significant participant in the oil and gas industry.

Markets; Price Volatility

The market price of oil and gas is volatile, subject to speculative movement and depends upon numerous factors beyond the control of the Company, including expectations regarding inflation, global and regional demand, political and economic conditions and production costs. Future profitability, if any, will depend substantially upon the prevailing prices for oil and gas. If the market price for oil and gas is significantly depressed in the future, it could have a material adverse effect on the Company's ability to raise additional capital necessary to finance operations and to explore the Cheyenne River and Gabbs Valley Prospects. Lower oil and gas prices may also reduce the amount of oil and gas, if any, that can be produced economically from the Company's properties. Although the prices of oil and gas remain volatile, the oil and gas industry has recently experienced historically high prices for oil and gas. The Company does not anticipate that the prices of oil and gas will decline substantially in the near future.

Regulation

The oil and gas industry is subject to extensive federal, state and local laws and regulations governing the production, transportation and sale of hydrocarbons as well as the taxation of income resulting therefrom.
                                       -5-
Legislation affecting the oil and gas industry is constantly changing. Numerous federal and state departments and agencies have issued rules and regulations applicable to the oil and gas industry. In general, these rules and regulations regulate, among other things, the extent to which acreage may be acquired or relinquished; spacing of wells; measures required for preventing waste of oil and gas resources; and, in some cases, rates of production. The heavy and increasing regulatory burdens on the oil and gas industry increase the costs of doing business and, consequently, affect profitability.

A substantial portion of the leases, which constitute the Cheyenne River and Gabbs Valley Prospects are granted by the federal government and administered by the Bureau of Land Management ("BLM") and the Minerals Management Service ("MMS") of the U.S. Department of the Interior, both of which are federal agencies. Such leases are issued through competitive bidding, contain relatively standardized terms and require compliance with detailed BLM and MMS regulations and orders (which are subject to change by the BLM and the MMS). Leases are also accompanied by stipulations imposing restrictions on surface use and operations. Operations to be conducted by the Company on federal oil and gas leases must comply with numerous regulatory restrictions, including various nondiscrimination statutes. Federal leases also generally require a complete archaeology and environmental impact assessment prior to the authorization of an exploration or development plan.

The Company's oil and gas properties and operations are also subject to numerous federal, state and local laws and regulations relating to environmental protection. These laws govern, among other things, the amounts and types of substances and materials that may be released into the environment, the issuance of permits in connection with exploration, drilling and production activities, the reclamation and abandonment of wells and facility sites and the remediation of contaminated sites. These laws and regulations may impose substantial liabilities for the Company's failure to comply with them or for any contamination resulting from the Company's operations.

Employees

As of December 31, 2005, the Company had one employee, a full-time secretary. Mr. Albert E. Whitehead, Chairman and Chief Executive Officer, devotes a considerable amount of time to the affairs of the Company and receives no compensation. For financial statement purposes, Mr. Whitehead's services have been recorded as contributed capital and expense in the amount of $50,000 for the year ended December 31, 2005.

ITEM 2.       DESCRIPTION OF PROPERTY

Cheyenne River Prospect

As of December 31, 2005, the Cheyenne River Prospect consisted of approximately 33,485 gross acres of federal and fee leases located in Niobrara County, Wyoming, of which the Company owns a 26.785% working interest. The land in the Cheyenne River Prospect consists of gently rolling ranch land with a substantial network of ranch roads, which permit easy access to most areas of the prospect. The prospect is located near a mature producing area with an established pipeline and service network.

Numerous wells were drilled within the prospect area in the 1950's through the 1970's, with initial potential flowing rates in the range of 200 to 1,500 barrels of oil per day. Management believes that these wells may identify a fractured reservoir with the potential for significant oil and gas production,
                                       -6-
which would be most effectively exploited utilizing horizontal drilling technology. The Company is currently in the process of analyzing studies completed in March 2006 to determine the viability of the Cheyenne River Prospect. In addition, as of such time, the Company was exploring the possibility of selling its interests in the Cheyenne River Prospect. The Company's Timber Draw #1-AH well was drilled on the Prospect using horizontal drilling technology. The Company has retained a 17.5% working interest in such well. For more information on the Timber Draw #1-AH well, see "Cheyenne River Prospect" under Item 1, Description of Business.

The Company's leases in the Cheyenne River Prospect are predominately federal leases with 10 year terms, most of which have two years remaining. In connection with drilling the Timber Draw #1-AH well, the Company formed the Timber Draw Unit. Since the Company did not commence Drilling another well within the unit by August 12, 2002, the BLM informed the Company the Timber Draw Unit had been terminated.

A new unit known as the Hooligan Draw Unit was formed in 2004 consisting of leases covering 2,560 acres. The Hooligan Draw Unit #1-AH well was drilled in this unit. Subsequent to the drilling of this well, it was determined the unit was no longer needed and the unit was allowed to terminate. Unless a new unit is formed a well will need to be drilled on each federal and fee lease in order to extend such lease for the life of its producing capability.

Pursuant to a farmout agreement, a third party carried out a seismic program in 2003 and, based on the results of such survey, the third party drilled a test well, the Hooligan Draw Unit #1-AH, in 2004. For more information on this test well, see "Cheyenne River Prospect" under Item 1, Description of Business.

Gabbs Valley Prospect

As of December 31, 2005, the Gabbs Valley Prospect consisted of approximately 44,604 acres of federal leases located in Nye and Mineral Counties, Nevada, of which the Company owns a 10% working interest.

As of December 31, 2005, no wells had been drilled on the Gabbs Valley Prospect, but there are plans to drill a test well. For more information regarding the Gabbs Valley Prospect, see "Gabbs Valley Prospect" under
Item 1, Description of Business.

                  COMPANY UNDEVELOPED ACREAGE (LEASES)
                        AS OF DECEMBER 31, 2005


         Undeveloped Acreage   Productive Acreage      Completed Oil Wells
            Gross     Net        Gross    Net
Prospect    Acres    Acres       Acres   Acres           2003  2004  2005
________  ________  _______    ________  _________    _____________________

Cheyenne
  River  33,085.19 8,861.81       400       84.9          -0-    2   -0-

Gabbs
  Valley    44,604    4,460        -          -           -0-   -0-  -0-

ITEM 3.       LEGAL PROCEEDINGS


                                       -7-
As of December 31, 2005, neither the Company nor its properties were Subject to any legal proceedings.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the year ended December 31, 2005.

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

Year ending December 31, 2004:

     Quarter                 High           Low
     03/31/04                .30            .16
     06/30/04                .40            .17
     09/30/04                .42            .08
     12/31/04                .13            .06

Year ending December 31, 2005:

     Quarter                 High           Low
     03/31/05                .12            .07
     06/30/05                .155           .055
     09/30/05                .19            .09
     12/31/05                .18            .10

Quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Number of Holders of Common Stock

At December 31, 2005, there were approximately 171 stockholders of record of the Company's Common Stock.

Dividends

The Company has never paid cash dividends on its Common Stock. The Company intends to retain future earnings for use in its business and, therefore, does not anticipate paying cash dividends on its Common Stock in the foreseeable future.

Recent Sales of Unregistered Securities

During the quarter ended December 31, 2005, the Company did not sell any securities of the Company that were not registered under the Securities Act.

                                       -8-

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

Cautionary Note Regarding Forward-Looking Statements

All statements, other than statements of historical fact, contained in this report are forward-looking statements. Forward-looking statements generally are accompanied by words such as "anticipate," "believe," "estimate," "expect," "may," "might," "potential," "project" or similar statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct. Factors that could cause results to differ materially from the results discussed in such forward-looking statements include:

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

For the past three fiscal years, the Company has financed its operations primarily from sales of equity securities and advances made to the Company by Albert E. Whitehead, the Company's Chief Executive Officer. There is no assurance that the Company will be able to continue to finance its operations through the sale of equity securities or loans or advances by third parties. In addition, Mr. Whitehead has no obligation to advance the Company any additional money, and there is no assurance that he will do so.

                                       -9-
The report of the Company's independent auditor regarding the Company's financial statements has been modified because of a going concern uncertainty.

The Company reported losses of $158,191 and $191,689 for the years ended December 31, 2005 and 2004, respectively. The Company also has an accumulated deficit of $8,789,448 as of December 31, 2005. The Company can provide no assurance that it will be profitable in the future and, if the Company does not become profitable, it may have to suspend its operations. As a result of the foregoing, the audit report of the Company's independent auditors relating to the Company's financial statements has been modified because of a going concern uncertainty. If the Company is able to raise the funds necessary to continue its operations, its future performance will be dependent on the successful drilling results of its inventory of unproved locations in Wyoming and Nevada. The failure of drilling activities to achieve sufficient quantities of economically attractive reserves and production would have a material adverse effect on the Company's liquidity, operations and financial results.

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

Oil and gas drilling activities are subject to numerous risks, many of which are beyond the Company's control. The Company's operations may be curtailed, delayed or canceled as a result of title problems, weather conditions, compliance with governmental requirements, mechanical difficulties and shortages or delays in the delivery of equipment. In addition, the Company's properties may be susceptible to hydrocarbon drainage from production by other operators on adjacent properties. Industry operating risks include the risk of fire, explosions, blow-outs, pipe failure, abnormally pressured formations and

                                       -10-
environmental hazards such as oil spills, gas leaks, ruptures or discharges of toxic gases, the occurrence of any of which could result in substantial losses to the Company due to injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, clean-up responsibilities, regulatory investigation and penalties and suspension of operations. The Company anticipates that it will utilize horizontal drilling techniques. The horizontal drilling activities in the Cheyenne River Prospect involve greater risk of mechanical problems than conventional vertical drilling operations.

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

Oil and gas operations are subject to various federal, state and local governmental regulations that may be changed from time to time in response to economic or political conditions. From time to time, regulatory agencies have imposed price controls and limitations on production in order to conserve supplies of oil and gas. In addition, the production, handling, storage, transportation and disposal of oil and gas, by-products thereof and other substances and materials produced or used in connection with oil and gas operations are subject to regulation under federal, state and local laws and regulations primarily relating to protection of human health and the environment. To date, expenditures related to complying with these laws and for remediation of existing environmental contamination have not been significant in relation to the operations of the Company. There can be no assurance that the trend of more expansive and stricter environmental legislation and regulations will not continue.

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

                                       -11-

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

Certain of the outstanding shares of the Company's Common Stock are "restricted securities" under Rule 144 of the Securities Act, and (except for shares purchased by "affiliates" of the Company's as such term is defined in Rule 144) would be eligible for sale as the applicable holding periods expire. In the future, these shares may be sold only pursuant to a registration statement under the Securities Act or an applicable exemption, including pursuant to Rule 144. Under Rule 144, a person who has owned common stock for at least one year may, under certain circumstances, sell within any three-month period a number of shares of common stock that does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume during the four calendar weeks prior to such sale. A person who is not deemed to have been an affiliate of the Company at any time during the three months preceding a sale, and who has beneficially owned the restricted securities for the last two years is entitled to sell all such shares without regard to the volume limitations, current public information requirements, manner of sale provisions and notice requirements. Sale or the expectation of sales of a substantial number of shares of Common Stock in the public market by selling stockholders could adversely affect the prevailing market price of the Common Stock, possibly having a depressive effect on any trading market for the Common Stock, and may impair the Company's ability to raise capital at that time through additional sales of its equity securities.

The Company does not expect to declare or pay any dividends in the foreseeable future.

                                       -12-
The Company has not declared or paid any dividends on its Common Stock. The Company currently intends to retain future earnings to fund the development and growth of its businesses, to repay indebtedness and for general corporate purposes, and therefore, does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.

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

Albert E. Whitehead and his wife beneficially own approximately 33% of the Company's Common Stock. As a result, by coordinating with other shareholders, such as the former management of the Company, Mr. and Mrs. Whitehead may be able to control the outcome of shareholder votes, including votes concerning the election of directors, the adoption or amendment of provisions in the Company's certificate of incorporation or bylaws and the approval of merger and other significant corporate transactions. This concentrated ownership makes it unlikely that any other holder or group of holders of Common Stock will be able to affect the way the Company is managed or the direction of its business. These factors may also precipitate, delay or prevent a change in the management or voting control of the Company.

RESULTS OF OPERATIONS

GENERAL TO ALL PERIODS

The Company's primary business is the exploration and development of oil and gas interests. The Company has incurred significant losses from operations, and there is no assurance that it will achieve profitability or obtain funds necessary to finance its operations. Sales revenues for all periods presented are attributable to the production of oil from the Company's Timber Draw #1-AH and Hooligan Draw #1-AH wells located in the Eastern Powder River Basin in the State of Wyoming, otherwise known as the Cheyenne River Prospect.

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

RESTATEMENT

On November 11, 2005, the Company filed a Form 8-K with the SEC disclosing that it would restate its previously issued financial statements for the year ended December 31, 2003, annual and quarterly financial statements for 2004, and quarterly financial statements for the first two quarters of 2005 after

                                       -13-
determining that it had erroneously accounted for its exit activities in connection with its former office space in Canada.

In the third quarter of 2003, the Company recorded an expense for its obligation under the lease for the period up to the balance sheet date. It continued to record an expense of $13,200 per quarter through March 31, 2005 related to the lease.

After further review, the Company's management determined that it should have accrued an obligation for the lease equal to total amounts owed from the "cease use date" (the date in January 2003 on which the Company's subtenant moved out of the office space) through the end of the lease term. Additionally, since the lease obligation was in Canadian dollars, the Company should have recorded a currency exchange gain or loss on its obligation in each quarter. Based on this analysis, the Company and its Board of Directors concluded that its previously issued financial statements for the year ended December 31, 2003, annual and quarterly financial statements for 2004 and quarterly financial statements for the first two quarters of 2005 required adjustments of the amounts previously reported for accounts payable and accrued liabilities, and general and administrative expenses. The effect of the restatement was to decrease the previously reported net loss by $37,055 for the year ended December 31, 2004 and to increase the previously reported net loss by $118,817 for the year ended December 31, 2003. The restatement did not affect the net loss per share at December 31, 2005 or 2004.

All of the financial statements and financial information contained in the Form 10-KSB reflect the effect of the restatement.

TWELVE MONTH PERIOD ENDED DECEMBER 31, 2005, COMPARED TO TWELVE MONTH PERIOD ENDED DECEMBER 31, 2004

For the twelve months ended December 31, 2005, sales revenue increased
$5,066 to $57,588, compared to $52,522 for the same period during 2004.
The increase in sales revenue was the result of increased production and an increase in the average realized per barrel oil price. For the twelve months ended December 31, 2005, sales volume increased 790 barrels to 3,744 barrels, compared to 2,954 barrels for the same period in 2004. The average realized per barrel oil price increased 27.4% from $28.29 for the twelve months ended December 31, 2004 to $36.04 for the twelve months ended December 31, 2005.

Production and operating expenses increased $20,400 to $82,870 for the twelve months ended December 31, 2005, from $62,470 for the same period in 2004. This increase was primarily attributable to the seismic program carried out on the Company's Gabbs Valley Prospect.

General and administrative expenses increased by $5,232 to $164,494 for the twelve months ended December 31, 2005, from $159,262 for the same period in 2004.

There was no depreciation expense attributable to the twelve months ended December 31, 2005 or December 31, 2004, because the depreciable assets were fully depreciated.

For the twelve months ended December 31, 2005, interest expense was $6,900 which is similar to the same period in 2004. Interest expense was accrued at the same rate compared to the same period in 2004.

Miscellaneous income increased $20,010 to $4,431 in 2005 from a miscellaneous loss of $15,579 in 2004, which change was attributable to foreign exchange gains on the Company's recorded Canadian lease obligation.
                                       -14-
For the reasons discussed above, net loss decreased $33,498 from $(191,689) for the twelve months ended December 31, 2004, to $(158,191) for the twelve months ended December 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

As of December 31, 2005, the Company had $369,292 of cash on hand. The Company's cash on hand should be sufficient to fund its operations during the next 12 months. The Company expects to incur costs of approximately $10,000 per month relating to general administrative, office and other expenses. In addition, the Company's other material commitments in the next twelve months will include the Company's portion of expenses relating to the drilling of the Cobble Cuesta 1-12 in Nevada, which the Company estimates will be $150,000 and obligations that could arise as further described under "Note Payable" and "Advances from Related Party" below. In order to sustain the Company's operations on a long term basis, the Company intends to continue to look for merger opportunities and consider public or private financings. To the extent that it is necessary, the Company expects that management will support the Company financially for several months to allow the Company to consummate a merger opportunity, or public or private financing.

PRIVATE EQUITY PLACEMENT

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

NOTE PAYABLE

In December 2001, the Company executed a note with Weatherford U.S., L.P. to satisfy outstanding indebtedness for services rendered in connection with the drilling of the Timber Draw #1-AH well. The principal amount of this note was $108,334 with interest payments at 10% per annum commencing on May 27, 2001, until all interest and principal amounts were paid in full. Timely payments were made in accordance with the terms of this note through March 2002. In April 2002, the payee of this note agreed to a revised payment schedule extending final payment of $66,997 from April 10, 2002, until June 10, 2002. In connection with this payment schedule, an initial payment of $10,000 was made in April 2002. However, since that time, no further payments have been made. As of December 31, 2005, the Company has accrued a liability of $99,221 in connection with this note.

ADVANCES FROM RELATED PARTY

The Company has had difficulty in obtaining financing from traditional financing sources. Prior to the completion of the private placement in June 2005 as further described above, the Company financed its operations primarily through advances made to the Company by the Albert E. Whitehead

                                       -15-
Living Trust, of which the Company's Chairman of the Board and Chief Executive Officer, Mr. Whitehead, is the trustee. During the fiscal years ended December 31, 2005 and December 31, 2004, Mr. Whitehead advanced the Company an additional $60,190 and $84,312, respectively, to finance the operating expenses of the Company. As of December 31, 2005, the Company owed Mr. Whitehead $274,682 in connection with advances made to the Company.

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

Successful Efforts Accounting - Under the successful efforts method of accounting, the Company capitalizes all costs related to property acquisitions and successful exploratory wells, all development costs and the costs of support equipment and facilities. Certain costs of exploratory wells are capitalized pending determination that proved reserves have been found. Such determination is dependent upon the results of planned additional wells and the cost of required capital expenditures to produce the reserves found. All costs related to unsuccessful exploratory wells are expensed when such wells are determined to be non-productive and other exploration costs, including geological and geophysical costs, are expensed as incurred. The application of the successful efforts method of accounting requires management's judgment to determine the proper designation of wells as either developmental or exploratory, which will ultimately determine the proper accounting treatment of the costs incurred. The results from a drilling operation can take considerable time to analyze, and the determination that commercial reserves have been discovered requires both judgment and application of industry experience. Wells may be completed that are assumed to be productive and actually deliver oil and gas in quantities insufficient to be economic, which may result in the abandonment of the wells at a later date. The evaluation of oil and gas leasehold acquisition costs requires management's judgment to estimate the fair value of exploratory costs related to drilling activity in a given area.

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

Estimates of future dismantlement, restoration, and abandonment costs -

                                       -16-
through December 31, 2002, the Company accounted for future abandonment costs of wells and related facilities through its depreciation calculation in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies" and industry practice. The accounting for future dismantlement and abandonment costs changed on January 1, 2003, with the adoption of SFAS No. 143 "Accounting for Asset Retirement Obligations." Under both methods of accounting, the accrual for future dismantlement and abandonment costs is based on estimates of these costs for each of the Company's properties based upon the type of production structure, reservoir characteristics, depth of the reservoir, market demand for equipment, currently available procedures and consultations with construction and engineering consultants. Because these costs typically extend many years into the future, estimating these future costs is difficult and requires management to make estimates and judgments that are subject to future revisions based upon numerous factors, including changing technology and the political and regulatory environment and, beginning in 2003, estimates as to the proper discount rate to use and timing of abandonment.

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

The Company follows the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148 "Accounting for Stock Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123." The fair value of options granted under the Incentive Plan are estimated on the date of grant using the Black-Scholes option-pricing model.

ITEM 7. FINANCIAL STATEMENTS

The financial statements of the Company are set forth on pages F-1 through F-13 at the end of this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
                                       -17-

ITEM 8A. CONTROLS AND PROCEDURES

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

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following lists the directors and executive officers of the Company:


Name                     Age             Position

Albert E. Whitehead       75             Director; Chairman & C.E.O
John C. Kinard            71             Director
_____________________________
(1) Directors hold office until their successors are elected by the shareholders of the Company and qualified. Executive Officers serve at the pleasure of the Board of Directors.

Albert E. Whitehead.

Mr. Whitehead has been a member of the Company's Board of Directors since
1991 and served as Chairman of the Board and Chief Executive Officer from March 1998 to May 2001, when John P. McGrain assumed such role. Mr. Whitehead again assumed the role of Chairman and Chief Executive Officer on April 16, 2002 upon the resignation of Mr. McGrain. Mr. Whitehead is also currently serving as the Non-Executive Chairman of PetroWorld Corp., a company that is traded on the London Stock Exchange's Alternative Investment Market and the TSE Venture Exchange in Canada. Mr. Whitehead served as the Chairman and Chief Executive Officer of Seven Seas Petroleum Inc., a publicly held company, engaged in international oil and gas exploration from February 1995 to May 1997. From April 1987 through January 1995, Mr. Whitehead served as Chairman and Chief Executive Officer of Garnet Resources Corporation, a publicly held oil and gas exploration and development company.

John C. Kinard.

Mr. Kinard has served as a Director of the Company since June 1998 and is currently a Partner in Silver Run Investments, LLC, an oil and gas investment firm. Mr. Kinard served as President of the Remuda Corporation, a private oil and gas exploration company, from 1967 until 2002. From 1990 through December

                                       -18-
1995, Mr. Kinard served as President of Glen Petroleum, Inc., a private oil and gas exploration company. From 1990 through 2002, Mr. Kinard also served as the Chairman of Envirosolutions UK Ltd., a private industrial wastewater treatment company.

IDENTIFICATION OF THE AUDIT COMMITTEE; AUDIT COMMITTEE FINANCIAL EXPERT:

As of December 31, 2005, the Company had not established any committees (including an audit committee) because the Board of Directors consists of only two individuals. As such, the Company does not have an audit committee or an audit committee financial expert serving on such committee. As of December 31, 2005, the entire Board of Directors (Messrs. Whitehead and Kinard) essentially serve as the Company's audit committee.

CODE OF ETHICS:

The Company has adopted a Code of Ethics that applies to all of the Company's directors and employees, including the Company's principal executive officer, principal financial officer and principal accounting officer or persons performing similar functions. The Company undertakes to provide any person without charge, upon request, a copy of the Code of Ethics. Requests may be directed to Empire Petroleum Corporation, 8801 S. Yale, Suite 120, Tulsa, Oklahoma 74137, or by calling (918) 488-8068.

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

Based solely on review of the copies of such reports furnished to the Company and any written representations that in other reports were required during the year ended December 31, 2005, to the Company's knowledge, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners during the year ended December 31, 2005 were complied with on a timely basis.

ITEM 10.	EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION AND OTHER MATTERS

During the last three completed fiscal years, no executive officer received a salary or any other benefits as a part of executive compensation.

Compensation of Directors

The Company does not have any formal procedure for compensating the members of its Board of Directors. From time to time in the past, the Company has granted options to the members of its Board of Directors under its 1995 Stock Option Plan as compensation for serving on the Board of Directors. During the fiscal year ended December 31, 2005, the Company did not grant any options to any of its members of its Board of Directors.

                                       -19-

ITEM  11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
            AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2005, the Company had one equity incentive plan under which equity securities were authorized for issuance to the Company's directors, officers, employees and other persons who performed substantial services for or on behalf of the Company. This plan was titled "1995 Stock Option Plan" and was approved by the Company's stockholders. Except to the extent necessary to govern outstanding options, this plan terminated on May
15, 2005. It is the intention of the Company to present a new stock option plan for approval by the Company's stockholders at the 2006 Annual Meeting of the Company's stockholders.

The following table provides certain information relating to the 1995 Stock Option Plan as of December 31, 2005:

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

Equity                575,000                $0.65                    0
compensation plans
approved by
security holders

Equity                                        N/A
Compensation plans
not approved by
security holders
                     _________                                  _________
           TOTAL      575,000                                         0
                     _________                                  _________

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our Common Stock as of March 21, 2006 for:

* each person who is known to own beneficially more than 5% of our outstanding Common Stock;

* each of our executive officers and directors; and

* all executive officers and directors as a group.

The percentage of beneficial ownership for the following table is based on 42,830,190 shares of Common Stock outstanding as of March 21, 2006.

Unless otherwise indicated below, to the Company's knowledge, all persons and entities listed below have sole voting and investment power over their shares of Common Stock.

                                       -20-
                                            Amount and
                                             nature of
                                            beneficial     Percent of
Name and address of beneficial owner        ownership       class (1)

Albert E. Whitehead,                        14,168,025 (2)   33.08%
Chairman of the Board and
Chief Executive Officer
3214 E. 73rd Street
Tulsa, OK  74136-5927

John C. Kinard,                               631,331 (3)     1.47%
Director
240 Cook Street
Denver, CO  80206-0590

All current directors and executive officers
as a group (2 persons)                     14,799,356 (4)    34.55%

(1) The percentage ownership for each person is calculated in accordance with the rules of the SEC, which provide that any shares a person is deemed to beneficially own by virtue of having a right to acquire shares upon the conversion of options or other rights are considered outstanding solely for purposes of calculating such person's percentage ownership.

(2) This number includes: (i) 11,332,742 shares directly owned by the Albert E. Whitehead Living Trust, of which Mr. Whitehead is the trustee; and
(ii) 2,835,283 shares directly owned by the Lacy E. Whitehead Living Trust, of which Ms. Whitehead, Mr. Whitehead's wife, is trustee. Mr. Whitehead disclaims any interest in the shares owned by the Lacy E. Whitehead Living Trust.

 (3)  This number includes: (i) 161,331 shares directly owned by Mr. Kinard;
(ii) 320,000 shares Mr. Kinard has the right to acquire pursuant to options granted to him under the 1995 Stock Option Plan; and (iii) 150,000 shares directly owned by Mr. Kinard's wife, of which Mr. Kinard disclaims any interest.

(4) This number includes 320,000 shares issuable upon the exercise of options granted under the 1995 Stock Option Plan.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the fiscal years ended December 31, 2005 and December 31, 2004, Mr. Whitehead advanced the Company an additional $60,190 and $84,312, respectively, to finance the operating expenses of the Company. As of December 31, 2005, the Company owed Mr. Whitehead $274,682 in connection with advances made to the Company.

ITEM 13. EXHIBITS

Exhibit  Description

  No.

  3.1  Articles of Incorporation of the Company, as amended
       (incorporated herein by reference to Exhibit 3.1 of the Company's Form 10-QSB for the period ended September 30, 1995, which was filed November 6, 1995)
                                       -21-
  3.2  Bylaws of the Company
       (incorporated herein by reference to Exhibit 3.2 of the Company's Form 10-QSB for the period ended March 31, 1998, which was filed May 15
       1998)

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

 10.5 Letter Agreement dated May 8, 2003 between the Company and O. F. Duffield (incorporated herein by reference to Exhibit 10.6 of the Company's Form 10-KSB for the year ended December 31, 2003, which was filed March 30, 2004)

 10.6 Farmout Agreement dated May 7, 2004 by and among the Company and certain other parties named therein (incorporated herein by reference to Exhibit 10 of the Company's Form 10-QSB for the period ended
       June 30, 2004, which was filed on August 2, 2004).

 10.7 Assignment and Novation dated September 1, 2004 relating to the Farmout Agreement dated May 7, 2004. (incorporated herein by Reference in the Company's Form 10-KSB for the year ended
       December 31, 2004, which was filed March 31, 2005)

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

The following is a summary of the fees billed or to be billed to the Company by Tullius Taylor Sartain & Sartian LLP, the Company's independent registered public accounting firm, for professional Services rendered for the fiscal years ended December 31, 2005 and December 31, 2004:


                                       -22-

Fee Category              Fiscal 2005 Fees          Fiscal 2004 Fees

Audit Fees (1)              $ 22,625                   $16,750
Audit-Related Fees (2)          -0-                       -0-
Tax Fees                        -0-                       -0-
All Other Fees (3)              -0-                       -0-

Total Fees                  $ 22,625                   $16,750

(1) Audit Fees consist of aggregate fees billed for professional services rendered for the audit of the Company's annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2005 and December 31, 2004, respectively.

 (2) Audit-Related fees consist of aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit Fees."

(3) All Other Fees consist of aggregate fees billed for products and services provided by Tullius Taylor Sartain & Sartain LLP, other than those disclosed above.

The entire Board of Directors of the Company is responsible for the appointment, compensation and oversight of the work of the independent registered public accounting firm and approves in advance any services to be performed by the independent registered public accounting firm, whether audit-related or not. The entire Board of Directors reviews each proposed engagement to determine whether the provision of services is compatible with maintaining the independence of the independent registered public accounting firm. All of the fees shown above were pre-approved by the entire Board of Directors.

























                                       -23-

                                 SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Empire Petroleum Corporation
                                     (Registrant)

Date:  March 31, 2006                By:        /s/Albert E. Whitehead
                                                Albert E. Whitehead
                                                Chief Executive Officer
                                                (principal executive officer,
                                                 principal financial officer
                                                 and principal accounting
                                                 officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                 Title                              Date

/s/Albert E. Whitehead    Chairman, Chief Executive Officer  March 31, 2006
Albert E. Whitehead

/s/John C. Kinard         Director                           March 31, 2006
John C. Kinard































                                       -24-
                       EMPIRE PETROLEUM CORPORATION

                          FINANCIAL STATEMENTS

                               CONTENTS

                                                     Page No.

Balance Sheet at December 31, 2005                     F-2
Statements of Operations for the years ended
  December 31, 2005 and December 31, 2004              F-3
Statements of Changes in Stockholders' Equity
  for the years ended December 31, 2005 and
  December 31, 2004                                    F-4
Statements of Cash Flows for the years ended
  December 31, 2005 and December 31, 2004              F-5
Notes to Financial Statements                    F-6 through F-12












































                     EMPIRE PETROLEUM CORPORATION

                         FINANCIAL STATEMENTS

                          DECEMBER 31, 2005

                         REPORT OF INDEPENDENT
                  REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Empire Petroleum Corporation

We have audited the accompanying balance sheet of Empire Petroleum Corporation as of December 31, 2005, and the related statements of operations, cash flows and stockholders' equity for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Empire Petroleum Corporation as of December 31, 2005, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has been incurring significant losses and has a significant working capital deficiency at December 31, 2005. The ultimate recoverability of the Company's investment in its oil and gas interests is dependent upon the existence and discovery of economically recoverable oil and gas reserves and the ability of the Company to obtain necessary financing to develop the interests. This condition raises substantial doubt about its ability to continue as a going concern. Management's plan concerning this matter is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                  /s/ TULLIUS TAYLOR SARTAIN & SARTAIN LLP
                                      Tulsa, Oklahoma
                                      March 17, 2006










                                       F-1
                         EMPIRE PETROLEUM CORPORATION

                               BALANCE SHEET


             ASSETS                                December 31,
                                                          2005
                                                   ___________

Current assets:
  Cash                                             $   369,292
  Accounts receivable (net of allowance
                       of $3,750)                       38,852

                                                   ___________

         Total current assets                          408,144
                                                   ___________

Property & equipment, net of accumulated
   depreciation and depletion                          338,602
                                                   ___________

                                                  $    746,746
                                                   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities        $    145,824
  Accounts payable to related party                    274,682
  Note payable                                          99,221
                                                   ___________

        Total current liabilities                      519,727
                                                   ___________
        Total liabilities                              519,727
                                                   ___________

Stockholders' equity
Common stock, par value $.001, 50,000,000
  shares authorized, 42,830,190 shares
  issued and outstanding                                42,830
Additional paid in capital                           8,895,260
Warrants to purchase common stock                       67,875
Accumulated deficit                                 (8,778,946)
                                                   ___________

        Total stockholders' equity                     227,019
                                                   ___________

                                                  $    746,746
                                                   ===========




See accompanying notes to financial statements.



                                       F-2
                         EMPIRE PETROLEUM CORPORATION

                          STATEMENTS OF OPERATIONS

                   Years ended December 31, 2005 and 2004

                                               2005               2004
                                         ___________       ___________

Revenue:
  Petroleum sales                        $    57,588       $    52,522
                                         ___________       ___________

                                              57,588            52,522
                                         ___________       ___________

Costs and expenses:
  Operating expenses                          82,870            62,470
  General and administrative                 164,494           159,262
  Depreciation expense                             0                 0
  Reversal of accrued lease obligation      (222,561)                0
  Leasehold impairment                       188,507                 0
                                         ___________       ___________

                                             213,310           221,732
                                         ___________       ___________

Operating loss                              (155,722)         (169,210)
                                         ___________       ___________

Other (income) and expense:
  Interest expense                              6,900            6,900
  Miscellaneous                                (4,431)          15,579
                                          ___________       __________

Total other (income) and expense                2,469           22,479
                                          ___________       __________

Net loss before income taxes                 (158,191)        (191,689)
Deferred tax benefit                                0                0
                                          ___________       __________

Net loss                                  $  (158,191)        (191,689)
                                          ___________       __________

Net loss per common share                 $      (.00)      $     (.01)
                                          ___________       __________
Weighted average number of
 common shares outstanding -
 Basic and diluted                         40,701,069       37,830,190
                                          ___________       __________




See accompanying notes to financial statements



                                       F-3

                        EMPIRE PETROLEUM CORPORATION

              STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  Years ended December 31, 2005 and 2004

                          Warrants
                          to
                          Purchase  Additional
                          Common    Paid in     Accumulated
     Shares      Amount   Stock     Capital       deficit       Total
     __________  _______  ________  __________  ___________   ___________

Balances January 1, 2004

     37,830,190  $37,830     -      $8,368,135  $(8,429,066)   $(  23,101)

Net loss
              -        -     -               -   (  191,689)   (  191,689)

Value of services
 Contributed by
 Employee

              -        -     -           50,000           -        50,000
     __________  _______  _________  __________  ___________   ___________

Balances December 31, 2004

     37,830,190  $37,830     -       $8,418,135  $(8,620,755)  $  (164,790)

Net loss

              -        -     -                -   (  158,191)     (158,191)

Value of services
 contributed by
 Employee

              -        -     -           50,000            -        50,000

Issuance of Common Stock

     5,000,000     5,000     67,875     427,125            -       500,000

     __________  _______  _________  __________  ___________   ___________

Balances December 31, 2005

     42,830,190  $42,830     67,875  $8,895,260  $(8,778,946)  $   227,019
     __________  _______  _________  __________  ___________   ___________




See accompanying notes to financial statements



                                       F-4

                        EMPIRE PETROLEUM CORPORATION

                         STATEMENTS OF CASH FLOWS
                  Years ended December 31, 2005 and 2004

                                            2005             2004
                                        ___________      ___________
Cash flows from operating activities:
Net loss                                $ (158,191)      $  (191,689)
Adjustments to reconcile net loss to
net cash used in operating activities:

   Reversal of accrued lease obligation   (222,561)                0
   Leasehold impairment                    188,507                 0
   Value of services contributed by
      Employee                              50,000            50,000
Change in operating assets and
  liabilities:

   Accounts receivable                     (29,643)           11,853
   Prepaid expenses                              0             2,651
   Accounts payable and accrued
     liabilities                           (22,416)           24,657
                                        ___________      ___________
Net cash used in operating activities     (194,304)         (102,528)
                                        ___________      ___________

Cash flows from financing activities:
  Advances from related party                60,190           84,312
  Proceeds from private equity placement    500,000                0
                                       ____________      ___________
Net cash provided by financing
  activities                                560,190           84,312
                                       ____________      ___________
Net increase (decrease) in cash             365,886          (18,216)
Cash - Beginning                              3,406           21,622
                                       ____________      ___________
Cash - Ending                          $    369,292     $      3,406
                                       ____________      ___________
Supplemental cash flow information:
   Cash paid for interest              $          0     $          0
                                       ____________      ___________


See accompanying notes to financial statements














                                       F-5

                        EMPIRE PETROLEUM CORPORATION

                        NOTES TO FINANCIAL STATEMENTS

                         DECEMBER 31, 2005 and 2004

General:

On July 20, 2001, Americomm Resources Corporation merged with its wholly-owned subsidiary, Empire Petroleum Corporation, and simultaneously changed the name of the corporation to Empire Petroleum Corporation (the "Company"). Both the merger and name change were effective as of August 15, 2001. Americomm Resources Corporation was originally incorporated in the State of Utah on the 22nd day of August 1983, as Chambers Energy Corporation. On the 7th day of March 1985, the state of incorporation was changed to Delaware by means of a merger with Americomm Corporation, a Delaware corporation formed for the purpose of effecting the said change. In July 1995, the Company changed its name to Americomm Resources Corporation. On August 15, 2001, Americomm Resources and the company merged, and the Company's name was Changed to Empire Petroleum Corporation. The Company is involved in oil and gas exploration.

In our 2004 Annual Report on Form 10-K/A, we restated our previously reported Financial statements for the year ended December 31, 2004, (the "Prior Restatement"). All of the financial statements and financial information Contained in this Form 10-KSB related to 2004 reflect the effect of the Prior Restatement adjustments. Certain reclassifications have been made to the prior Year financial statements to conform with the current year presentation.

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

The Company continues to explore and develop its oil and gas interests. The ultimate recoverability of the Company's investment in its oil and gas interests is dependent upon the existence and discovery of economically recoverable oil and gas reserves, confirmation of the Company's interest in the oil and gas interests, the ability of the Company to obtain necessary financing to further develop the interests, and upon the ability to attain future profitable production. The Company has been incurring significant losses in recent years and has a significant working capital deficiency as of December 31, 2005.

Management plans to continue to support the Company financially if necessary during the next several months. The Company is planning to drill a test well on its Gabbs Valley Prospect in 2006. In addition, the Company is evaluating the viability of the Cheyenne River Prospect. The Company also intends to look for merger opportunities and consider public or private financings.

2. Significant accounting policies:
                                       F-6
The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

(e) Stock option plan:

The Company has a stock option plan that is described in note 4 and uses the intrinsic value method of accounting for stock-based compensation in accordance with Accounting Principles Board Opinion ("APB") No. 25. When stock

                                       F-7
options are granted, no compensation expense is recorded. Consideration received on the exercise of the stock options is credited to additional paid in capital.

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

No options were granted in 2004 or 2005.

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

In January 2003, the FASB issued FIN 46R, "Consolidation of Variable Interest Entities", that provides guidance in determining when variable interest entities should be consolidated in the financial statements of the primary beneficiary. For the Company, the consolidation provisions of FIN 46R, as revised, are effective in fiscal years beginning after December 15, 2004. The adoption of FIN 46R did not have a material effect on the Company's financial position or results of operations as the Company has no variable interests.

In December 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 153 "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29." SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not

                                       F-8
have commercial substance. SFAS No. 153 is to be applied prospectively for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 did not have a material impact on the Company's financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes And Error Corrections" which replaces APB Opinion No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes In Interim Financial Statements." This statement changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principles.
It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires voluntary changes in accounting principles be recognized retrospectively to prior periods' financial statements, rather than recognition in the net income of the current period. Retrospective application requires restatements of prior period financial statements as if that accounting principle had always been used. This statement carries forward without change the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. The provisions of SFAS No. 154 are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

Share based payments

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS 123R) that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using the intrinsic value method as prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in our statement of operations. Under the adoption options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented ("the retroactive method"). The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of FAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The effective date of the new standard for our financial statements is the quarter ended March 31, 2006. As the Company has no non-vested stock options, adoption of SFAS 123R is not expected to have a material effect on the Company's financial position or results of operations.

3.  Capital Stock:

In 2005, the Company raised $500,000 of net proceeds by selling 5,000,000 shares of newly issued common stock along with warrants to purchase 1,250,000 shares of common stock which, subject to certain restrictions, may be exercised for a period of one year at an exercise price of $0.25. Proceeds of the placement were allocated $67,875 to common stock warrants and $432,125 to common stock and paid in capital. The value assigned to the warrants was determined using the Black-Scholes option valuation method with the following assumptions: no dividend yield, expected volatility of 154%, risk free interest rate of 3.28% and expected life of one year.
                                       F-9
4. Stock options:

Under a stock option plan adopted in 1995, the Company had the discretion to grant options for up to 1,600,000 shares of common stock until May 15, 2005 at which time the plan terminated except to the extent necessary to govern
outstanding options.   Stock options granted under the plan expire ten
years from the date of grant plus 30 days. The exercise price of the options is the fair market value on the date of grant.

A summary of the Company's Incentive Plan as of December 31, 2005 and changes during the year is presented below:

                                                           Weighted Average
                                           Shares           Exercise Price
                                         _________         _________________

Outstanding at Beginning of Year 2005      575,000                .65

Granted                                          0

Cancelled or Exercised                           0
                                         __________

Outstanding at End of Year 2005            575,000                .65
                                         ==========             =======

During 2004, options to purchase 606,666 shares of Common Stock were relinquished. In 2005, no options were issued or relinquished.
There were no options granted during the year ended December 31, 2005.

The following table summarizes information about stock options outstanding at December 31, 2005:

                   Options Outstanding              Options Exercisable
           _________________________________________________________________

                            Weighted
                            Average       Weighted                Weighted
Range of       Number       Remaining     Average    Number       Average
Exercise       Outstanding  Contractual   Exercise   Exercisable  Exercise
Prices         at 12/31/05  Life          Price      at 12/31/05  Price
____________________________________________________________________________


$0.10-$1.375   575,000      4.66 Years    $0.65      575,000      $0.65

5. Income taxes:

The provision for income taxes differs from the amount obtained by applying the Federal income tax rate of 34% to income before income taxes. The difference relates to the following items:

Statutory tax rate                         34%
                                       ___________

Expected tax benefit                   $ (53,000)
Benefit of losses not recognized          53,000
                                       ___________

                                       F-10

Tax provision (benefit) as reported    $        -
                                      ___________

The components of deferred income taxes at December 31, 2005 are as follows:

Deferred tax assets:
  Loss carry-forwards                  $ 1,025,000
  Valuation allowance                     (500,000)
                                       ___________
                                           525,000

Deferred tax liabilities:
  Property and equipment                   525,000
                                       ___________
Net deferred taxes                     $         -
                                       ___________

At December 31, 2005, the Company had net operating loss carryforwards of approximately $3,014,000 which expire beginning in 2010.

Utilization of the Company's loss carryforwards is dependent on realizing taxable income. Deferred tax assets for these carryforwards have been reduced by a valuation allowance.

6. Related party transactions:

During 2005 and 2004, the Company's Chief Executive Officer advanced an additional $60,190 and $84,312, respectively, for operating expenses which the Company has recorded in accounts payable to related party in the accompanying balance sheet.

7. Operating lease:

The Company leases office space under a month to month operating lease agreements with an unrelated party which expires December 2007. Monthly lease payments are $994 per month.

Rent expense for the years ended December 31, 2005 and 2004, respectively, was $11,930 and $65,156.

8.  Contingencies:

The Company's former management (Messrs. McGrain and Jacobsen) entered into a lease agreement for office space in Canada. This office was closed after Messrs. McGrain and Jacobsen resigned as officers of the Company. This lease agreement called for monthly lease and tax payments of approximately $6,834 (Canadian) through April of 2006. The Company accrued its obligation under the lease through the first quarter of 2005. During the second quarter of 2005, the Company determined that the statute of limitations had expired with respect to its obligation under the lease. Accordingly, the Company reversed expenses of $222,561 previously recorded for the lease.

The Company has negotiated a renewal of its corporate office lease in Tulsa, Oklahoma.

9. Property and equipment:

In 2002, the Company's management determined that an impairment allowance of

                                      F-11
$6,496,614 was necessary to properly value the Company's oil and gas properties bringing the net book value of the oil and gas properties to $594,915. The basis for the impairment was the determination by the United States Bureau of Land Management ("BLM") that it does not consider the Timber Draw #1-AH well economic. In other words, under the BLM's criteria for economic determination, the well will not pay out the cost incurred to drill and complete the well. However, by authority of the BLM, for the period from April to November 2003, the well was tested for production using production periods of ten days per month. The BLM also advised the Company that since it did not commence another test well prior to August 12, 2002, the Timber Draw Unit had been terminated. Furthermore, a bottom hole pressure survey conducted in April 2002 indicated a limited reservoir for the well. The basis of the impairment described above was calculated using an estimated $10 per acre market price for the leases multiplied by the Company's working interest. During 2003, the Company recorded impairment charges of $266,778 based on working interest percentages granted to a third party for performance of certain activities and management's assessment of certain undeveloped lease values. During 2004, pursuant to the Farmout Agreement, a third party conducted a seismic survey and drilled a test well in the Cheyenne River Prospect. As a result of the reduction in the Company's working interest, a further impairment charge of $188,507 was recorded in 2005. The Company has completed its evaluation of the test well as of December 31, 2005.
During the year the well produced 2,340 bbls of oil.

In 2003, the Company acquired a 10% interest in the Gabbs Valley Prospect of Western Nevada by issuing 2,000,000 shares of Company stock. The Company has recorded its investment at $200,000. The Company's other property and equipment, totaling $2,561 at December 31, 2005, consists entirely of office furniture, fixtures and equipment, which are fully depreciated.































                                       F-12
EXHIBIT 31
                              CERTIFICATION

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

March 31, 2006                    /s/ Albert E. Whitehead
                                  Albert E. Whitehead, Chief Executive Officer
                                  (and principal financial officer)

EXHIBIT 32

                        CERTIFICATION PURSUANT TO
              18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report of Empire Petroleum Corporation (the "Company") on Form 10-KSB for the period ending December 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Albert E. Whitehead, Chief Executive Officer (and principal financial officer)of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


March 31, 2006                /s/ Albert E. Whitehead
                              Albert E. Whitehead, Chief Executive Officer
                              (and principal financial officer)

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

The foregoing certification is being furnished to the Securities and Exchange Commission as an exhibit to the Report and shall not be considered filed as part of the Report.