Form 10QSB
period 2006-03-31
EMPIRE PETROLEUM CORP
filed 2006-05-15
CIK 887396

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                               Form 10-QSB



(Mark One)

[X] Quarterly Report Under Section 13 OR 15(d) of the Securities
    Exchange Act of 1934

             For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
           [ ]  Yes        [X]  No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.001 Par Value - 42,830,190 shares outstanding as of March 31, 2006.

Transitional Small Business Disclosure Format: [ ] Yes [X] No
                      EMPIRE PETROLEUM CORPORATION

                        INDEX TO FORM 10-QSB

Part I. FINANCIAL INFORMATION                               Page

Item 1. Financial Statements

Balance Sheet at March 31, 2006 (Unaudited)                    1
Statements of Operations for the three months
    ended March 31, 2006 and 2005 (Unaudited)                  2
Statements of Cash Flows for the three months ended
    March 31, 2006 and 2005 (Unaudited)                        3

Notes to Financial Statements                                4-7

Item 2. Management's Discussion and Analysis                 7-8

Item 3. Controls and Procedures                                9

Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                       9


Signatures                                                     9



































PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS


                      EMPIRE PETROLEUM CORPORATION

                             BALANCE SHEET


                                                            March 31

                                                                2006

ASSETS                                                    (Unaudited)
                                                         ___________
Current assets:
  Cash                                                   $   233,043
  Accounts receivable (net of allowance of $3,750)            64,974
		                                             ___________
Total current assets                                         298,017

Property & equipment, net of accumulated
  depreciation and depletion                                 338,602
                                                         ___________
Total Assets             	                          $   636,619
                                                         ___________


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued
    liabilities                                          $   146,859
  Accounts payable to related party                          274,682
  Note payable                                               100,946
                                                         ___________
Total current liabilities                                    522,487
                                                         ___________
Total liabilities                                            522,487
                                                         ___________

Stockholders' equity:
  Common stock at par value                                   42,830
  Warrants to purchase common stock                           67,875
  Additional paid in capital                               8,907,760
  Accumulated deficit                                     (8,904,333)
                                                         ___________
Total stockholders' equity                                   114,132
                                                         ___________

Total liabilities and stockholders' equity               $   636,619
                                                         ___________

See accompanying notes to financial statements.

                      EMPIRE PETROLEUM CORPORATION

                        STATEMENTS OF OPERATIONS

                             (Unaudited)


                                        Three Months Ended
                                             March 31,
                                   ____________________________

                                            2006           2005
                                   _____________  _____________
Revenue:
  Petroleum sales                  $       1,646  $       1,180
                                   _____________  _____________
                                           1,646          1,180
                                   _____________  _____________

Costs and expenses:
  Production & operating                  59,416         23,888
  General & administrative                65,892         43,504
                                    ____________  _____________
                                         125,308         67,392
                                    ____________  _____________
  Operating loss                        (123,662)       (66,212)
                                    ____________  _____________

Other (income) and expense:
  Miscellaneous                                0         (2,269)
  Interest expense                         1,725          1,725
                                    ____________  _____________

Total other (income) expense               1,725           (544)
                                    ____________  _____________

Net loss                            $   (125,387) $     (65,668)
                                    ____________  _____________

Net loss
  per common share                  $        .00  $         .00
                                    ____________  _____________

Weighted average number of
  common shares
  outstanding                         42,830,190     37,830,190
                                    ____________  _____________


See accompanying notes to financial statements.

                      EMPIRE PETROLEUM CORPORATION

                        STATEMENTS OF CASH FLOWS

                             (UNAUDITED)

                                                Three Months Ended

                                               March 31,     March 31,
                                                   2006          2005
                                              _________     _________
Cash flows from operating activities:
  Net loss                                    $(125,387)    $ (65,668)

Adjustments to reconcile net income (loss) to net cash used in operating activities:

  Value of services contributed by employees     12,500        12,500

(Increase) decrease in assets:
  Accounts receivable                           (26,122)        7,042

Increase (decrease) in liabilities:
  Accounts payable and accrued expenses           2,760         8,663
                                               ________      ________
Net cash used in operating activities          (136,249)      (37,463)
                                               ________      ________
Cash flows from financing activities:

  Advances from related party                         0        35,009
                                               ________      ________
Net cash provided by financing activities             0        35,009
                                               ________      ________

Net decrease in cash                           (136,249)       (2,454)

Cash - Beginning                                369,292         3,406
                                               ________      ________
Cash -Ending                                   $233,043      $    952
                                               ________      ________






See accompanying notes to financial statements.

                        EMPIRE PETROLEUM CORPORATION

                       NOTES TO FINANCIAL STATEMENTS

                               MARCH 31, 2006

                                (UNAUDITED)

1.     BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES:

The accompanying unaudited financial statements of Empire Petroleum Corporation (Empire, or the Company) have been prepared in accordance with United States generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, the results of operations, and the cash flows for the interim period are included. See Note 4 for a description of non-recurring adjustments. Operating results for the interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

The information contained in this Form 10-QSB should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2005 which are contained in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission (the SEC) on March 31, 2006.

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

In 2003, the Company engaged a partner to explore its Cheyenne
River Prospect, and signed an agreement to acquire a 10% interest in a block of acreage in the Gabbs Valley Prospect of western Nevada. In June 2005, the Company completed a private placement of 5,000,000 shares of its common stock along with warrants to purchase 1,250,000 shares of its Common Stock for an aggregate purchase price of $500,000. Subject to certain restrictions, the warrants may be exercised until November 2006 at an exercise price of

$0.25 per share. Proceeds of the private placement were allocated $67,875 to common stock warrants and $432,125 to common stock and paid-in capital. These funds will be used for general corporate purposes and to pay the Company's share of the costs associated with its 10% interest in the Gabbs Valley Oil Prospect in Nevada. The Company believes that its available cash as of March 31, 2006 will be sufficient to finance its operations through the next eight months. In order to sustain the Company's operations on a long term basis, the Company intends to continue to look for merger opportunities and consider public or private financings. The Company anticipates that its Chief Financial Officer will advance the Company the funds necessary to continue its operations through the next twelve months, if necessary. However, there is no assurance that he will do so.

Compensation of Officers and Employees

The Company's only executive officer serves without pay or other compensation. The fair value of these services is estimated by management and is recognized as a capital contribution. For the three months ended March 31, 2006, the Company recorded $12,500 as a capital contribution by its executive officer.

2.    NOTES PAYABLE:

In December 2001, the Company executed a note with Weatherford
U.S., L.P. to satisfy an outstanding indebtedness for service in the drilling of the Timber Draw #1-AH well. The principal amount of this note was $108,334 with interest payments at 10% per annum commencing on May 27, 2001, until all interest and principal amounts are paid in full. Timely payments were made in accordance with the terms of this note through March 2002. In April 2002, the "payee" of this note agreed to a revised payment schedule extending final payment of $66,997 from April 10, 2002, until June 10, 2002. In connection with this payment schedule, an initial payment of $10,000 was made in April 2002, however, since that time, no further payments have been made. At March 31, 2006, the Company has accrued a liability of $100,946 in connection with this note.

3.    PROPERTY AND EQUIPMENT:

The Company owns a 26.785% working interest in approximately 33,485 acres of oil and gas leases located in Niobrara County, Wyoming (the "Cheyenne River Prospect") and an overriding royalty interest of between 1.5% and 2% in 42,237 acres of oil and gas leases located in or near the Cheyenne River Prospect.

In 2002, the Company's management determined that an impairment allowance
Of $6,496,614 was necessary to properly value the Company's oil and gas properties bringing the net book value of the oil and gas properties to $594,915. The basis for the impairment was the determination by the United States Bureau of Land Management ("BLM") that it does not consider the Timber Draw #1-AH well economic. In other words, under the BLM's criteria for economic determination, the well will not pay out the cost incurred to drill and complete the well. However, by authority of the BLM, for the period from April to November 2003, the well was tested for production using production periods of ten days per month. The BLM also advised the Company that since it did not commence another test well prior to August 12, 2002, the Timber Draw Unit had been terminated. Futhermore, a bottom hole pressure survey conducted in April 2002 indicated a limited reservoir for the well. The basis of the impairment described above was calculated using an estimated $10 per acre market price for the leases multiplied by the Company's working interest. During 2003, the Company recorded impairment

                                       -5-
charges of $266,778 based on working interest percentages granted to a third party for performance of certain activities and management's assessment of certain undeveloped lease values. During 2004, pursuant to a Farmout Agreement, a third party conducted a seismic survey and drilled a test well in the Cheyenne River Prospect. As a result of the reduction in the Company's working interest, a further impairment charge of $188,507 was recorded in 2005.

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

During September 2005, surveyors laid out a 19.5 mile seismic program on the Gabbs Valley Prospect, and a seismic survey was commenced in early October. Field work was carried out and final interpretation of the data was completed in November 2005. Based on the results, the Company is prepared to join in the drilling of a test well in the second or third quarter of 2006.

PetroWorld Nevada Corp. (PWC) is a participant in the Gabbs Valley Prospect with a seismic option to earn a 50% interest from Cortez Exploration, Inc. The Company's Chief Executive Officer is a member of the Board of Directors of both PWC and its parent company PetroWorld Corporation and owns approximately nine (9%) percent of the parent Company which is traded on the AIM Exchange in London and the Toronto Venture Exchange in Toronto. Accounts receivable from PWC totals $28,304 at March 31, 2006.

4.    CONTINGENCIES

The Company's former management (Messrs. McGrain and Jacobsen) entered into a lease agreement for office space in Canada. This office was closed

                                       -6-
after Messrs. McGrain and Jacobsen resigned as officers of the Company. This lease agreement called for monthly lease and tax payments of approximately $6,834 (Canadian) through April of 2006. A subtenant continued to pay the rentals under the lease until December 2002 and moved out of the office space in January 2003. The Company accrued obligations under the lease from April 2002 through the first quarter of 2005. During the second quarter of 2005, the Company determined that the statute of limitations had expired with respect to its obligation under the lease. Accordingly, the Company reversed expenses of $222,561 (U.S.) including foreign exchange losses accrued in connection with the lease.

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

For all periods presented, the Company's effective tax rate is 0%. The Company has generated net operating losses since inception, which would normally reflect a tax benefit in the statement of operations and a deferred asset on the balance sheet. However, because of the current uncertainty as to the Company's ability to achieve profitability, a valuation reserve has been established that offsets the amount of any tax benefit available for each period presented in the statements of operations.
THREE MONTH PERIOD ENDED MARCH 31, 2006, COMPARED TO THREE MONTH PERIOD ENDED MARCH 31, 2005.

For the three months ended March 31, 2006, sales revenue increased $466 to $1,646, compared to $1,180 for the same period during 2005. Revenue was consistant with the prior year.

Production and operating expenses increased $35,528 to $59,416 for the three months ended March 31, 2006, from $23,888 for the same period in 2005.
The increase was primarily attributable to the site preparation being conducted on the Company's Gabbs Valley Prospect.

General and administrative expenses increased by $22,388 to $65,892 for the three months ended March 31, 2006, from $43,504 for the same period in 2005. The increase is attributable to an increase in professional fees partially offset by a decrease in rent expense.

There was no depreciation or depletion expense attributable to the three months ended March 31, 2006 and 2005, because the depreciable assets were fully depreciated.

For the three months ended March 31, 2006, interest expense remained at $1,725 which is the same as for the three months ended March 31, 2005.
The Company accrued interest on the Weatherford note in both periods.
For the reasons discussed above, net loss increased $59,719 from $(65,668) for the three months ended March 31, 2005, to $(125,387) for the three months ended March 31, 2006.
                                       -7-
LIQUIDITY AND CAPITAL RESOURCES

GENERAL

As of March 31, 2006, the Company had $233,043 of cash on hand.  In June
2005, the Company completed a private placement of 5,000,000 shares along with warrants to purchase 1,250,000 shares of its Common Stock for an aggregate purchase price of $500,000. For more information regarding this private placement, see the Company's current report on Form 8-K, which was filed with the SEC on June 9, 2005. The cash from this funding enabled the Company to pay its share of a seismic survey on its Gabbs Valley Prospect, Nevada, which was approximately $35,000 and will enable the Company to fund its share of a well to be drilled on the Nevada Prospect which is estimated to be $150,000. After such payment, the Company believes it will have sufficient funds to pay its normal operational costs of approximately $10,000 per month for the next 12 months. In order to sustain the Company's operations on a long term basis, the Company intends to continue to look for merger opportunities and consider public or private financings. The Company anticipates that its Chief Financial Officer will advance the Company the funds necessary to continue its operations through the next twelve months, if necessary.
However, there is no assurance that he will do so.

ADVANCES FROM RELATED PARTY

Through March 31, 2005, the Company financed its operations primarily through advances made to the Company by the Albert E. Whitehead Living Trust, of which the Company's Chairman of the Board and Chief Executive Officer, Mr. Whitehead, is the trustee. At March 31, 2006 the Company is indebted to the Albert E. Whitehead Living Trust in the amount of $274,682.

MATERIAL RISKS

The Company has incurred significant losses from operations and there is no assurance that it will achieve profitability or obtain funds necessary to finance continued operations. For other material risks, see the Company's form 10-KSB for the period ended December 31, 2005, which was filed March 31, 2006.

FORWARD-LOOKING INFORMATION

This quarterly report on Form 10-QSB, including this section, includes certain statements that may be deemed "forward-looking statements" within the meaning of federal securities laws. All statements, other than statements of historical facts, that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including future sources of financing and other possible business developments, are forward-looking statements. Such statements are subject to a number of assumptions, risks and uncertainties and could be affected by a number of different factors, including the Company's failure to secure short and long term financing necessary to sustain and grow its operations, increased competition, changes in the markets in which the Company participates and the technology utilized by the Company and new legislation regarding environmental matters. These risks and other risks that could affect the Company's business are more fully described in reports it files with the Securities and Exchange Commission, including its Form 10-KSB for the fiscal year ended December 31, 2005. Actual results may vary materially from the forward-looking statements. The Company undertakes no duty to update any of the forward-looking statements in this Form 10-QSB.

                                       -8-

Item 3.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation under the supervision of the Company's Chief Executive Officer (and principal financial officer) of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Company's Chief Executive Officer (and principal financial officer) has concluded that the disclosure controls and procedures as of the end of the period covered by this report are effective. During the period covered by this report, there was no change in the Company's internal controls over financial reporting that has materially affected or that is reasonably likely to materially affect the Company's internal control over financial reporting.

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

                                        EMPIRE PETROLEUM CORPORATION


Date:  May 12, 2006                     By: /s/ Albert E. Whitehead
                                                ___________________
                                                Albert E. Whitehead
                                                Chairman/CEO


                                    EXHIBIT INDEX

NO.                DESCRIPTION

31 Certification of Chief Executive Officer (and principal financial officer) pursuant to Rules 13a-14(a) and 15d-14(a)


                                       -9-
                promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-B, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

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

                                       -10-

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


May 12, 2006                           /s/ Albert E. Whitehead
                                       Albert E. Whitehead,
                                       Chief Executive Officer and
                                         Principal Financial Officer


EXHIBIT 32

                        CERTIFICATION PURSUANT TO
                         18 U.S.C. SECTION 1350,
                         AS ADOPTED PURSUANT TO
              SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the quarterly report of Empire Petroleum Corporation (the "Company") on Form 10-QSB for the period ending March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Albert E. Whitehead, Chief Executive Officer (and principal financial officer) of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



May 12, 2006                                /s/ Albert E. Whitehead
                                            Albert E. Whitehead
                                            Chief Executive Officer and
                                               Principal Financial Officer




                                       -11-