Form 10QSB
period 2006-06-30
EMPIRE PETROLEUM CORP
filed 2006-08-23
CIK 887396

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                               Form 10-QSB



(Mark One)

[X] Quarterly Report Under Section 13 OR 15(d) of the Securities
    Exchange Act of 1934

             For the quarterly period ended June 30, 2006

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

Common Stock, $.001 Par Value - 42,830,190 shares outstanding as of
June 30, 2006.

Transitional Small Business Disclosure Format: [ ] Yes [X] No
                      EMPIRE PETROLEUM CORPORATION

                        INDEX TO FORM 10-QSB

Part I. FINANCIAL INFORMATION                               Page

Item 1. Financial Statements

Balance Sheet at June 30, 2006 (Unaudited)                     1
Statements of Operations for the three months and six months
    ended June 30, 2006 and 2005 (Unaudited)                   2
Statements of Cash Flows for the six months ended
    June 30, 2006 and 2005 (Unaudited)                         3

Notes to Financial Statements                                4-8

Item 2. Management's Discussion and Analysis                8-10

Item 3. Controls and Procedures                               10

Part II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and
        Use of Proceeds                                    10-11

Item 4. Submission of Matters to a Vote of Security
        Holders                                            11-12

Item 6. Exhibits and Reports on Form 8-K                      12


Signatures                                                    12





























PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS


                      EMPIRE PETROLEUM CORPORATION

                             BALANCE SHEET


                                                             June 30,

                                                                2006

ASSETS                                                    (Unaudited)
                                                         ___________
Current assets:
  Cash                                                   $   600,530
  Accounts receivable (net of allowance of $3,750)            97,544
		                                             ___________
Total current assets                                         698,074

Property & equipment, net of accumulated
  depreciation and depletion                               1,043,724
                                                         ___________
Total Assets             	                          $ 1,741,798
                                                         ___________


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued
    liabilities                                          $   566,875
  Accounts payable to related party                          274,682
  Note payable                                               102,671
                                                         ___________
Total current liabilities                                    944,228
                                                         ___________
Total liabilities                                            944,228
                                                         ___________

Stockholders' equity:
  Common stock at par value                                   42,830
  Warrants to purchase common stock                           67,875
  Additional paid in capital                               8,920,260
  Common stock and warrants - subscribed                     750,000
  Accumulated deficit                                     (8,983,395)
                                                         ___________
Total stockholders' equity                                   797,570
                                                         ___________

Total liabilities and stockholders' equity               $ 1,741,798
                                                         ___________

See accompanying notes to financial statements.




                                    -1-

                         EMPIRE PETROLEUM CORPORATION

                           STATEMENTS OF OPERATIONS

                                 (Unaudited)


                              Three Months Ended           Six Months Ended

                                  June 30,                      June 30,
                         ____________________________   ________________________

                                  2006           2005          2006         2005
                         _____________  _____________   ____________  __________
Revenue:
  Petroleum sales        $      21,254  $      73,178   $     22,900  $   74,358
                         _____________  _____________   ____________  __________
                                21,254         73,178         22,900      74,358
                         _____________  _____________   ____________  __________

Costs and expenses:
  Production & operating        36,704         (6,097)        96,120     18,929
  General & administrative      62,079         39,886        127,970     82,222
  Reversal of accrued lease
     Obligation                      0       (222,561)             0   (222,561)
                          ____________  _____________   ____________  __________
                                98,783       (188,772)       224,090   (121,410)
                          ____________  _____________   ____________  __________
  Operating income (loss)     ( 77,529)       261,950       (201,190)   195,768
                          ____________  _____________   ____________  __________
Other (income) and expense:
  Miscellaneous                 (   43)        (2,132)       (   43)     (4,401)
  Interest income               (  148)             0        (  148)          0
  Interest expense               1,725          1,725         3,450       3,450
                          ____________  _____________  ____________  __________

Total other (income)
  expense                        1,534           (407)        3,259        (951)
                          ____________  _____________  ____________   _________

Net income (loss)         $   ( 79,063)  $    262,357  $   (204,449)  $ 196,719
                          ____________  _____________  ____________  __________

Net income (loss)
  per common share        $        .00   $        .01 $         .00  $     .01
                          ____________  _____________  ____________  __________
Weighted average number of
  common shares
  outstanding               42,830,190     39,219,079   42,830,190  39,219,079
                          ____________  _____________  ____________  __________




See accompanying notes to financial statements.




                                  -2-

                      EMPIRE PETROLEUM CORPORATION

                        STATEMENTS OF CASH FLOWS

                             (UNAUDITED)

                                                Six Months Ended

                                                June 30,      June 30,
                                                   2006          2005
                                              _________     _________
Cash flows from operating activities:
  Net income (loss)                           $(204,449)    $ 196,719

Adjustments to reconcile net income (loss) to net cash used in operating activities:

  Value of services contributed by employees     25,000        25,000
  Reversal of accrued lease obligation                0      (222,561)

(Increase) decrease in assets:
  Accounts receivable                           (58,692)     ( 71,778)

Increase (decrease) in liabilities:
  Accounts payable and accrued expenses         (25,499)     ( 51,066)
                                               ________      ________
Net cash used in operating activities          (263,640)     (123,686)
                                               ________      ________
Cash flows from financing activities:

  Advances from related party                         0        60,190
  Proceeds from private equity placement        750,000       500,000
                                               ________      ________
Net cash provided by financing activities       750,000       560,190
                                               ________      ________
Cash flows from investing activities:

  Lease interest acquisition-Gabbs Valley      (225,000)            0
  Well equipment                               ( 30,122)            0
                                               ________      ________
Net cash used by investing activities          (255,122)            0
                                               ________      ________

Net increase in cash                            231,238       436,504

Cash - Beginning                                369,292         3,406
                                               ________      ________
Cash -Ending                                   $600,530      $439,910
                                               ________      ________

Non-cash investing and financing activity:

  Accounts payable - lease interest
     Acquisition                               $450,000              0
                                               ________       ________


See accompanying notes to financial statements.

                                   -3-
                        EMPIRE PETROLEUM CORPORATION

                       NOTES TO FINANCIAL STATEMENTS

                                JUNE 30, 2006

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

In 2003, the Company engaged a partner to explore its Cheyenne
River Prospect, and signed an agreement to acquire a 10% interest in a block of acreage in the Gabbs Valley Prospect of western Nevada. In June 2005, the Company completed a private placement of 5,000,000 shares of its common stock along with warrants to purchase 1,250,000 shares of its Common Stock for an aggregate purchase price of $500,000. Subject to certain restrictions, the




                                  -4-
warrants may be exercised until November 2006 (extended from the previous date of June 2006) at an exercise price of $0.25 per share. Proceeds of the private placement were allocated $67,875 to common stock warrants and $432,125 to common stock and paid-in capital. These funds were used for general corporate purposes and to pay the Company's share of the costs associated with its 10% interest in the Gabbs Valley Oil Prospect in Nevada. By subsequent agreement with Cortez Exploration, LLC (formerly O. F. Duffield) dated May 8, 2006, Empire acquired an additional 30% interest by agreeing to pay $675,000 in land and related costs to Cortez and agreed to pay 45% of the drilling and completion costs on a test well to be known as the Empire Cobble Cuesta 1-12-11N-34E, Nye County, Nevada. As of June 30, 2006 the Company had paid $225,000, and the remaining $450,000 was paid in July 2006 and is included in accounts payable at June 30, 2006. When combined with the original 10% working interest in the well and lease block which was expanded to 75,721 gross acres by the acquisition of an additional 30,917 acres from the U. S. Department of the Interior on June 14, 2006, the Company's working interest will be 40%. To fund this increased interest, the Company initiated a private placement of common stock along with warrants to purchase common stock in June 2006. In connection with this private placement and as of June 30, 2006, the Company had subscribed 3,750,000 shares of common stock and warrants to purchase 937,500 shares of its common stock for an aggregate purchase price of $750,000. Additionally, subsequent to June 30, 2006, the Company has received an additional $500,000 of proceeds for common stock and warrants on the same terms. The remaining stock and related warrants will be issued in August 2006. The Company believes that its available cash as of June 30, 2006 and its cash proceeds from securities sales described above will be sufficient to finance its operations and its oil and gas investing plans through the next six months. In order to sustain the Company's operations on a long term basis, the Company intends to continue to look for merger opportunities and consider public or private financings. The Company anticipates that its Chief Executive Officer will advance the Company the funds necessary to continue its operations through the next twelve months, if necessary. However, there is no assurance that he will do so.

Compensation of Officers and Employees

The Company's only executive officer serves without pay or other compensation. The fair value of these services is estimated by management and is recognized as a capital contribution. For the six months ended June 30, 2006, the Company recorded $25,000 as a capital contribution by its executive officer.

Recent Accounting Pronouncements

In July 2005, the Financial Accounting Standards Board ("FASB") issued FSP SOP 78-9-1, "Interaction of AICPA Statement of Position 78-9 and EITF Issue No. 04-5." The FASB amended SOP 78-9 so that guidance in determining when a general partner controls a limited partnership is consistent with guidance provided in Emerging Issues Task Force Issue No. 04-5. This FSP was effective after June 29, 2005, for all newly formed partnerships and for the first reporting period after December 15, 2005, for all other partnerships. This FSP has no impact on the June 30, 2006, financial statements.

In May 2005, the FASB issued FASB No. 154, "Accounting Changes and Error Corrections." This statement requires retrospective application to prior periods' financial statements for changes in accounting principle.
Previously, under Accounting Principles Board Opinion 20, all such changes were recorded as a line item on the statement of operations only in the period of change. This statement is effective for fiscal years beginning after December 15, 2005, and has no impact on the 2006 financial statements.

                                       -5-
In March 2005, the FASB issued Interpretation 47, "Accounting for Conditional Asset Retirement Obligations - an Interpretation of FASB 143." This interpretation addresses contingent legal obligations and clarified that uncertainty of timing regarding resolution of a legal obligation does not preclude measurement of the liability at the time it is incurred. The Interpretation is effective for periods ending after December 15, 2005. This Interpretation has no impact on the June 30, 2006, financial statements.

2.    NOTES PAYABLE:

In December 2001, the Company executed a note with Weatherford
U.S., L.P. to satisfy an outstanding indebtedness for service in the drilling of the Timber Draw #1-AH well. The principal amount of this note was $108,334 with interest payments at 10% per annum commencing on May 27, 2001, until all interest and principal amounts are paid in full. Timely payments were made in accordance with the terms of this note through March 2002. In April 2002, the "payee" of this note agreed to a revised payment schedule extending final payment of $66,997 from April 10, 2002, until June 10, 2002. In connection with this payment schedule, an initial payment of $10,000 was made in April 2002, however, since that time, no further payments have been made. At June 30, 2006, the Company has accrued a liability of $102,671 in connection with this note.

3.    PROPERTY AND EQUIPMENT:

The Company owns a working interest in approximately 33,485 acres of oil and gas leases located in Niobrara County, Wyoming (the "Cheyenne River Prospect") and an overriding royalty interest of between 1.5% and 2% in 40,758 acres of oil and gas leases located in or near the Cheyenne River Prospect. On March 31, 2004, a third party paid approximately $52,128 of the Company's lease rentals on 32,643 acres in the Cheyenne River Prospect in exchange for an option to drill a test well in order to earn an interest in the farmout block, which option was subject to the third party first completing a seismic survey covering 16 square miles in the Cheyenne River Prospect. This survey was completed in September of 2003. The processing and interpreting of the data from such survey was completed September 30, 2003, and earned the third party a 25% interest in the Timber Draw #1-AH well and prospect acreage. This third party commenced a test well in the NW/4NE/4 Section 15, Twp 39N, Rge 66W, Niobrara County, Wyoming, known as the Empire Hooligan Draw Unit #1-AH, on August 6, 2004. The well was drilled horizontally to a measured drilling depth of 9,332 feet. As a result of this earning well being drilled the Company's working interest in the Hooligan Draw #1-AH well and prospect acreage was reduced to 26.785% and to 17.5% of the Timber Draw #1-AH well.
The Company and the operator are currently considering alternative means of developing this prospect, including entering into a farmout pursuant to which a third party could earn an interest in this prospect for a drilling commitment. Additionally, the Company has also begun exploring opportunities to sell its interest in the Cheyenne River Prospect. As a result of the reduction in the Company's working interest as described above, the Company recorded an impairment charge of $188,507 in 2005.

On May 8, 2003, the Company entered into an agreement with O.F. Duffield (Duffield Agreement) to acquire a ten percent (10%) working interest in a block of acreage in the Gabbs Valley Prospect by agreeing to issue
2,000,000 shares of the Company's Common Stock to Mr. Duffield for such 10% interest. The shares were issued in July 2003. This block of acreage in the Gabbs Valley Prospect consists of federal leases covering 44,604 acres in Nye and Mineral Counties, Nevada in which Mr. Duffield had a 100% working

                                       -6-
interest. Pursuant to the Duffield Agreement, the Company is also entitled to acquire up to a 10% interest in a block of 26,080 acres also located in the Gabbs Valley Prospect should Duffield acquire an interest in this block. The shares were valued at $.10 per share based on the closing price of the Company's common stock on the date of issuance.

During September 2005, surveyors laid out a 19.5 mile seismic program on the Gabbs Valley Prospect, and a seismic survey was commenced in October 2005. Field work was carried out and final interpretation of the data was completed in November 2005. Based on the results of the seismic survey, the Company increased its working interest in the prospect to 40% (See Note 1) and has contracted a drilling rig which is expected to be available about August 15, 2006, to commence drilling the Empire Cobble Cuesta 1-12-11N-34E, Nye County, Nevada. The total gross acres of this prospect was increased to 75,721 acres by the acquisition of 30,917 acres from the U. S. Department of the Interior on June 14, 2006.

PetroWorld Nevada Corp. (PWC) is a participant in the Gabbs Valley
Prospect with a seismic option under which it has elected to earn a 30% interest from Cortez Exploration, Inc. The Company's Chief Executive Officer is a member of the Board of Directors of both PWC and its parent company PetroWorld Corporation and owns approximately nine (8.92%) percent of the parent Company which is traded on the AIM Exchange in London and the Toronto Venture Exchange in Toronto. Accounts receivable from PWC totals
$82,928 at June 30, 2006.

4.    CONTINGENCIES

The Company's former management (Messrs. McGrain and Jacobsen) entered into a lease agreement for office space in Canada. This office was closed after Messrs. McGrain and Jacobsen resigned as officers of the Company. This lease agreement called for monthly lease and tax payments of approximately $6,834 (Canadian) through April of 2006. A subtenant continued to pay the rentals under the lease until December 2002 and moved out of the office space in January 2003. The Company accrued its obligation under the lease as of the "cease use date" of January 2003. During the second quarter of 2005, the Company determined that the statute of limitations had expired with respect to its obligation under the lease. Accordingly, the Company reversed expenses of $222,561 (U.S.) including foreign exchange losses accrued in connection with the lease.

5.     STOCKHOLDER'S EQUITY

At the Company's 2006 Annual Meeting of Stockholders, the stockholders approved increasing the authorized number of shares of common stock to 100,000,000 (one hundred million) from 50,000,000 (fifty million) shares.

Additionally, at that meeting, the stockholders approved the 2006 Stock Incentive Plan ("the Plan").

The Plan permits the issuance of stock options, restricted stock awards and performance shares to employees, officers, directors and consultants of the Company. Initially and unless and until such time as the Board creates a Compensation Committee, the Board of Directors will administer the Plan. The total number of shares of common stock that may be issued pursuant to awards under the Plan is 5,000,000. Under the Plan, no participant may receive awards of stock options that cover in the aggregate more than 500,000 shares of common stock in any fiscal year. Unless terminated earlier by the Board or upon the

                                 -7-
granting of awards covering all of the shares subject to the Plan, the Plan shall terminate on June 5, 2016.

6.     SUBSEQUENT EVENT

In July 2006, the Company issued 3,750,000 shares of common stock and warrants to purchase up to 937,500 shares of common stock at a exercise price of $.50 per share. The shares and warrants were issued for $750,000 which had been subscribed and received prior to June 30, 2006. The private placement offering is more fully described in Footnote 1.

Subsequent to June 30, 2006, the Company also received an additional $500,000 cash and a $50,000 subscription in conjunction with the private placement offering discussed above for the issuance of 2,750,000 shares and warrants to purchase up to 687,500 shares of common stock. The shares and warrants will be issued in August 2006 under the same terms as the previous shares issued.

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

THREE MONTH PERIOD ENDED JUNE 30, 2006, COMPARED TO THREE MONTH PERIOD ENDED JUNE 30, 2005.

For the three months ended June 30, 2006, sales revenue decreased $51,924 to $21,254, compared to $73,178 for the same period during 2005. The decrease in sales revenue was the result of lower production from the Timber Draw #1-AH and the Hooligan Draw #1-AH wells.

Production and operating expenses increased $42,801 to $36,704 for the three months ended June 30, 2006, from $(6,097) for the same period in 2005. The increase was primarily attributable to the site preparation and additional lease rentals related to the Company's Gabbs Valley Prospect.

General and administrative expenses increased by $22,193 to $62,079 for the three months ended June 30, 2006, from $39,886 for the same period in 2005. The increase is attributable to an increase in professional fees.

For the three months ended June 30, 2006, interest expense remained at $1,725 which is the same as for the three months ended June 30, 2005. The Company accrued interest on the Weatherford note in both periods.

                                       -8-
SIX MONTH PERIOD ENDED JUNE 30, 2006, COMPARED TO SIX MONTH PERIOD ENDED JUNE 30, 2005.

For the six months ended June 30, 2006, sales revenue decreased
$51,458 to $22,900, compared to $74,358 for the same period during 2005. The decrease in sales revenue was the result of lower production from the Timber Draw #1-AH and the Hooligan Draw #1-AH wells.

Production and operating expenses increased $ 77,191 to $ 96,120 for the six months ended June 30, 2006, from $18,929 for the same period in 2005.
The increase was primarily attributable to the site preparation and additional lease rentals related to the Company's Gabbs Valley Prospect.

General and administrative expenses increased by $45,748 to $127,970 for the six months ended June 30, 2006, from $82,222 for the same period in 2005. The increase is attributable to an increase in professional fees.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

As of June 30, 2006, the Company had $600,530 of cash on hand.  In June
2005, the Company completed a private placement of 5,000,000 shares along with warrants to purchase 1,250,000 shares of its common stock for an aggregate purchase price of $500,000. For more information regarding this private placement, see the Company's report on Form 8-K, which was filed with the SEC on June 9, 2005.  The cash from this funding enabled the Company to pay its share of a seismic survey on its Gabbs Valley Prospect, Nevada, which was approximately $35,000 and, pay a portion of the well
Costs to be drilled on the prospect. In June 2006, the Company initiated a private placement of common stock along with warrants to purchase common
stock.   In connection with this private placement and as of the date this report was filed with the SEC, the Company had raised approximately $1,250,000. For more information regarding this private placement, see Part II, Item 2 of this report. The Company believes that its available cash as of June 30, 2006
will be sufficient to finance its operations for the next six months.    In
order to sustain the Company's operations on a long term basis, the Company intends to continue to look for merger opportunities and consider public or private financings. The Company anticipates that its Chief Executive Officer will advance the Company the funds necessary to continue its operations through the next twelve months, if necessary. However, there is no assurance that he will do so.

ADVANCES FROM RELATED PARTY

Through March 31, 2005, the Company financed its operations primarily through advances made to the Company by the Albert E. Whitehead Living Trust, of which the Company's Chairman of the Board and Chief Executive Officer, Mr. Whitehead, is the trustee. At June 30, 2006 the Company is indebted to the Albert E. Whitehead Living Trust in the amount of $274,682.

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

Item 3.  CONTROLS AND PROCEDURES

In the course of the review of this Quarterly Report on Form 10-QSB by the Company's independent registered public accounting firm, the Company's management determined that certain adjustments needed to be made to the Company's financial statements. Due to the number and amounts of such adjustments, in the opinion of the Company's Chief Executive Officer (and principal financial officer), the Company's disclosure controls and procedures are ineffective. The Company has made changes to its disclosure controls and procedures to improve their effectiveness in future periods.

During the period covered by this report, there was no change in the Company's internal controls over financial reporting that has materially affected, or that is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2006, the Company received subscriptions from 8 accredited investors for 3,750,000 shares of its common stock, par value $0.001 per share, along with warrants to purchase up to 937,500 shares of the company's common stock at an exercise price of $0.50 for an aggregate purchase price of $750,000. Subsequent to the three months ended June 30, 2006 but prior to the filing of this Quarterly Report on Form 10-QSB, the Company received subscriptions from 6 accredited investors for 2,750,000 shares of its common stock along with warrants to purchase up to 687,500 shares of the company's common stock at an exercise price of $0.50 for an aggregate purchase price of $550,000. Subject to certain provisions regarding early termination, the warrants may be exercised at any time from the date of issuance until one year after the date of issuance.
The material terms and conditions applicable to the purchase and sale of the securities and the warrants are set forth in the form of the securities purchase agreement included as an exhibit to this Quarterly Report on Form 10-QSB.

This report does not constitute an offer to sell or the solicitation of an offer to buy any of the shares of common stock, warrants or the shares of common stock issuable upon the exercise of the warrants, and shall not constitute an offer, solicitation or sale in any jurisdiction in which such offer, solicitation or sale is unlawful.

The offers and sales related to the shares described above were not registered under the Securities Act of 1933, as amended, in reliance upon the exemption from the registration requirements of that act provided by Section 4(2) thereof and Regulation D promulgated by the Securities and Exchange Commission thereunder. Each of the investors in the private placement is a sophisticated accredited investor with the experience and expertise to evaluate the merits and risks of an investment in the Company's stock and the financial means to bear the risks of such an investment. In addition, each investor was provided access to all of the material information regarding the Company that such investor would have received if the offer and sale of the securities had been registered.

Item 4. Submission of Matters to a Vote of Security Holders

At the 2006 Annual Meeting of Stockholders of the Company, which occurred on June 5, 2006 (the "2006 Annual Meeting"), the Company's stockholders elected Albert E. Whitehead and John C. Kinard as members of the Company's Board of Directors to serve until the next annual meeting of stockholders and until their successors are duly elected and qualified. The stockholders also considered and approved the adoption of the Company's 2006 Stock Incentive Plan, the approval of an amendment to the Company's Certificate of Incorporation and the appointment of Tullius Taylor Sartain & Sartain LLP as the Company's independent registered public accounting firm for the fiscal year ending December 31, 2006. For more information related to the Company's 2006 Stock Incentive Plan and the amendment to the Company's Certificate of Incorporation, see the Company's Current Reports on Form 8-K dated June 7, 2006.

There were present at the 2006 Annual Meeting, in person or by proxy, stockholders holding 32,049,023 shares of the Company's common stock, or approximately 75 percent of the total stock outstanding and entitled to vote at the 2006 Annual Meeting. The table below describes the results of voting at the 2006 Annual Meeting.


                                            Votes
                                            Against or                Broker
                               Votes For    Withheld    Abstentions   Non-Votes

1. Election of Directors
    Albert E. Whitehead       32,032,358      16,665        -0-         -0-
    John C. Kinard            32,045,690       3,333        -0-         -0-


2. Approval of the 2006
Stock Incentive Plan          25,193,491     285,159       6,000      6,564,373

3. Approval of Amendment
of the Company's Certificate
of Incorporation              31,769,064     278,959       1,000        -0-

4. Ratification of Appointment
of Tullius Taylor Sartain &
Sartain                       32,030,595        -0-       18,428        -0-

Item 6. Exhibits

        a) Exhibits

           10.1 Form of Securities Purchase Agreement entered into between Empire Petroleum Corporation and certain accredited investors in connection with 2006 private placement.

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

                                        EMPIRE PETROLEUM CORPORATION


Date:  August 23, 2006                  By: /s/ Albert E. Whitehead
                                                ___________________
                                                Albert E. Whitehead
                                                Chairman/CEO

                                    EXHIBIT INDEX

NO.                DESCRIPTION

10.1 Form of Securities Purchase Agreement entered into between Empire Petroleum Corporation and certain accredited investors in connection with 2006 private placement.

31 Certification of Chief Executive Officer (and principal financial officer) pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-B, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32 Certification of Chief Executive Officer (and principal financial officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).
                                       -12-
Exhibit 10.1

                          SECURITIES PURCHASE AGREEMENT

                          EMPIRE PETROLEUM CORPORATION
                             8801 S. Yale, Suite 120
                              Tulsa, Oklahoma 74137

                                June       , 2006


TO:	[Name and address of Investor]


	The undersigned, Empire Petroleum Corporation, a Delaware corporation (the "Company"), hereby agrees with you as follows, effective as of the date above written:

1.	Authorization and Sale of the Securities.

	1.1	Authorization.  The Company represents that it has authorized the issuance to you pursuant to the terms and conditions hereof of:

	(a)	____________ shares of its common stock, par value $0.001 per share
("Common Stock"); and

	(b)	a warrant (the "Warrant") to purchase ___________shares of the
Company's Common Stock ("Warrant Shares") in accordance with the terms set forth in the form of the Common Share Warrant Certificate attached hereto as Exhibit A.

The shares of Common Stock and Warrant to be purchased pursuant to the terms of this Agreement are collectively referred to herein as the "Securities."

	1.2	Sale.  Subject to the terms and conditions hereof, on the Purchase
Date (defined below), the Company shall issue and sell to you and you shall purchase from the Company, the Securities for an aggregate purchase price of $ __________________(the "Purchase Price").

2.	Payment of Purchase Price; Delivery.

     Upon the execution of this Agreement, you shall deliver to the Company wire funds or a check payable to the Company in the amount of the Purchase Price. Upon receipt of the Purchase Price from you (the "Purchase Date"), the Company shall promptly issue and deliver to you the Securities.

3.	Representations and Warranties of the Company.

	The Company hereby represents and warrants to you as follows:

	3.1	Organization and Standing; Articles and Bylaws.  The Company is a
corporation duly organized and existing under, and by virtue of, the laws of the State of Delaware and is in good standing under such laws. The Company is qualified, licensed or domesticated as a foreign corporation in all jurisdictions where the nature of its business conducted or the character of its properties owned or leased makes such qualification, licensing or domestication necessary at this time except in those jurisdictions where the failure to be so qualified or licensed and in good standing does not and will not have a materially adverse effect on the Company, the conduct of its business or the ownership or operation of its properties. The Company has furnished you with copies of its Certificate of Incorporation and Bylaws.
Said copies are true, correct and complete and contain all amendments through the date of this Agreement.

	3.2	Corporate Power.  The Company has the requisite corporate power to own and operate its properties and assets, and to carry on its business as presently conducted and as proposed to be conducted. The Company has now, and will have at the Purchase Date, all requisite legal and corporate power to enter into this Agreement, to sell the Securities hereunder, and to carry out and perform its obligations under the terms of this Agreement.

	3.3	Capitalization.  The authorized capital stock of the Company consists of 100,000,000 shares of common stock, par value $0.001 per share.
 There are issued and outstanding approximately 42,830,190 shares of common stock. The issued and outstanding shares of common stock are fully paid and nonassessable. Except as disclosed in the Disclosure Materials (as defined in Section 4.1 below), there are no outstanding options, warrants or other rights, including preemptive rights, entitling the holder thereof to purchase or acquire shares of common stock of the Company.

	3.4	Authorization.

		(a)	All corporate action on the part of the Company, its
officers, directors and shareholders necessary for the sale and issuance of the Securities pursuant hereto and the performance of the Company's obligations hereunder has been taken or will be taken prior to the Purchase Date. This Agreement is a legal, valid and binding obligation of the Company, enforceable against the Company in accordance with its terms, except as limited by bankruptcy, insolvency, reorganization, moratorium or similar laws of general application affecting enforcement of creditors' rights, and except as limited by application of legal principles affecting the availability of equitable remedies.

		(b)	The Securities, when issued in compliance with the
provisions of this Agreement, will be validly issued, fully paid and nonassessable, and will be free of any liens or encumbrances; provided, however, that such Securities and the Warrant Shares will be subject to restrictions on transfer under state and/or federal securities laws, and as may be required by future changes in such laws.

		(c)	No shareholder of the Company has any right of first
refusal or any preemptive rights in connection with the issuance of the Securities or of any other capital stock of the Company.

	3.5	Compliance with Instruments.  The Company is not in violation of any terms of its Certificate of Incorporation or Bylaws, or, to the knowledge of the Company, any judgment, decree or order applicable to it. The execution, delivery and performance by the Company of this Agreement, and the issuance and sale of the Securities pursuant hereto, will not result in any such violation or be in conflict with or constitute a default under any such term, or cause the acceleration of maturity of any loan or material obligation to which the Company is a party or by which it is bound or with respect to which it is an obligor or guarantor, or result in the creation or imposition of any material lien, claim, charge, restriction, equity or encumbrance of any kind whatsoever upon, or, to the knowledge of the Company, give to any other person any interest or right (including any right of termination or cancellation) in or with respect to any of the material properties, assets, business or agreements of the Company.

	3.6	Litigation, etc.  Except as described in the Disclosure Materials, there are no actions, proceedings or, to the knowledge of the Company, investigations pending which might result in any material adverse change in the business, prospects, conditions, affairs or operations of the Company or in any of its properties or assets, or in any impairment of the right or ability of the Company to carry on its business as proposed to be conducted, or in any material liability on the part of the Company, or which question the validity of this Agreement or any action taken or to be taken in connection herewith.

	3.7	Governmental Consent, etc.  Except as may be required in connection with any filings required under the federal securities laws and/or the securities laws of any state due to the offer and sale of the Securities pursuant to this Agreement, no consent, approval or authorization of, or designation, declaration or filing with, any governmental unit is required on the part of the Company in connection with the valid execution and delivery of this Agreement, or the offer, sale or issuance of the Securities or the consummation of any other transaction contemplated hereby.

	3.8	Securities Registration and Filings.  The outstanding shares of the Company's Common Stock are registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company has filed all reports required by Section 13 or 15(d) of the Exchange Act during the last two fiscal years. All of such reports were, at the time they were filed, complete and accurate in all material respects and did not include an untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made therein, in the light of the circumstances under which they were made, not misleading.


4.	Representations and Warranties of Purchaser and Restrictions on Transfer
Imposed by the Securities Act.

	4.1	Representations and Warranties by Purchaser.  You represent and warrant to the Company as follows:

		(a)	The Company has provided to you: a copy of the Company's
Annual Report on Form 10-KSB for year ended December 31, 2005, and Company's Quarterly Report on Form 10-QSB for quarter ended March 31, 2006. The said materials are referred to herein collectively as the "Disclosure Materials."

		(b)	You are experienced in evaluating and investing in companies such as the Company.  Further, you understand that the Securities purchased hereby are of a highly speculative nature and could result in the loss of your entire investment.

		(c)	You have been furnished by the Company with all information
requested concerning the proposed operations, affairs and current financial condition of the Company.  Such information and access have been available to the extent you consider necessary and advisable in making an intelligent investment decision.  In addition, you have received and reviewed copies of the Disclosure Materials and have had the opportunity to discuss the Company's business, management and financial affairs with its Chief Executive Officer.
You understand that such discussions, as well as the Disclosure Materials and any other written information issued by the Company, were intended to describe certain aspects of the Company's business and prospects which it believes to be material but were not necessarily a thorough or exhaustive description.

		(d)	The Securities to be acquired by you will be acquired, solely for your account, for investment purposes only and not with a view to the resale or distribution thereof, are not being purchased for subdivision or fractionalization thereof, and you have no contract, undertaking, agreement or arrangement with any person to sell or transfer such Securities to any person and do not intend to enter into such contract or arrangement.

		(e)	You understand that the Securities have not been registered
under the Securities Act of 1933, as amended (the "Securities Act"), nor are they registered or qualified under the blue sky or securities laws of any state, by reason of their issuance in a transaction exempt from the registration and prospectus delivery requirements of the Securities Act pursuant to Sections 3(b) or 4(2) of the Securities Act and available exemptions from the registration requirements of any applicable state securities laws.  You further understand that the Securities must be held by you indefinitely and you must therefore bear the economic risk of such investment indefinitely, unless a subsequent disposition thereof is registered under the Securities Act or is exempt from registration.

		(f)	You have the full right, power and authority to enter into
and perform this Agreement, and this Agreement constitutes a legal, valid and binding obligation upon you except as may be limited by bankruptcy, insolvency, reorganization, moratorium or similar laws of general application affecting enforcement of creditors' rights, and except as limited by application of legal principles affecting the availability of equitable remedies.

		(g)	You are able to bear the full economic risk of your
investment in the Securities, including the risk of a total loss of your investment in connection therewith. You are an accredited investor as that term is defined in Rule 501(a) of Regulation D promulgated by the Securities and Exchange Commission (the "SEC").

		(h)	You were not offered the Securities by means of general
solicitations, publicly disseminated advertisements or sales literature.

	4.2	Legends.  Each instrument representing the Securities and the
Warrant Shares shall be endorsed with the legend set forth below:

THE SECURITIES REPRESENTED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR UNDER ANY STATE SECURITIES ACT.
THE SECURITIES HAVE BEEN ACQUIRED FOR INVESTMENT AND MAY NOT BE SOLD, TRANSFERRED, PLEDGED OR HYPOTHECATED UNLESS (I) THEY HAVE BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, AND ANY APPLICABLE STATE SECURITIES ACT, OR (II) THE COMPANY SHALL HAVE BEEN FURNISHED AN OPINION OF COUNSEL, SATISFACTORY TO COUNSEL FOR THE COMPANY, THAT REGISTRATION IS NOT REQUIRED UNDER ANY OF SUCH ACTS.

In addition, each instrument representing the Securities and the Warrant Shares shall be endorsed with any other legend required by any state securities laws. The Company need not register a transfer of legended Securities and the Warrant Shares, and may also instruct its transfer agent not to register the transfer of the Securities and the Warrant Shares, unless one of the conditions specified in each of the foregoing legends is satisfied.

5.	Indemnification by Purchaser.

	You acknowledge and understand that the Company has agreed to offer and sell the Securities to you based upon the representations and warranties made by you in this Agreement, and you hereby agree to indemnify the Company and to hold the Company and its incorporators, officers, directors and professional advisors harmless against all liability, costs or expenses (including attorneys' fees) arising by reason of or in connection with any misrepresentation or any breach of such representations and warranties by you, or arising as a result of the sale or distribution of any Securities by you in violation of the Securities Act or other applicable law.

6.	Incidental Registration Rights.

	6.1	Filing of Registration Statement.

		(a)	If the Company at any time proposes to register the offer and sale, for its own account or the account of another person or entity, of any of its common stock (an "Incidental Registration") under the Securities Act (other than pursuant to a registration statement on Form S-4 or Form S-8 or any successor forms thereto), pursuant to an underwritten public offering (a
"Public Offering"), it will at each such time give prompt written notice to you of its intention to do so, which notice shall be given at least 30 days prior to the date that a registration statement relating to such registration is proposed to be filed with the SEC.  Upon your written request (which request shall (i) be made within 15 days after the receipt of any such notice, and (ii)
specify the number of shares of Common Stock and/or Warrant Shares you desire to be covered by the Incidental Registration (the "Registrable Securities")),
the Company will use its reasonable efforts to effect the registration of all
Registrable Securities that the Company has been so requested to register by you; provided, however, that if, at any time after giving written notice of its intention to register any securities and prior to the effective date of the registration statement filed in connection with such registration, the Company shall determine for any reason to terminate such registration statement and not to register the offer and sale of such securities, the Company may, at its election, give written notice of such determination to you and, thereupon, shall be relieved of its obligation to register any such Registrable Securities in connection with such registration.

		(b)	Notice of the Company's intention to register the offer and
sale of such securities shall designate the proposed underwriters of such
Public Offering and shall contain the Company's agreement to use its reasonable efforts, if requested to do so, to arrange for such underwriters to include in such underwriting the Registrable Securities that the Company has been so requested to sell pursuant to Section 6.1(a), it being understood that you shall have no right to select different underwriters for the disposition of your Registrable Securities.

		(c)	If the managing underwriter for the Public Offering
contemplated by this Section 6.1 shall advise the Company that, in such underwriter's opinion, the number of securities requested to be included in such Incidental Registration would adversely affect the Public Offering and sale (including pricing) of such securities, the Company shall include in such Incidental Registration the number of securities that the Company is so advised can be sold in such Public Offering, in the following amounts and order of priority:

		(i)	first, securities proposed to be sold by the Company for its own account and/or the account of any other person or entity referred to in
Section 6.1(a); and

		(ii)	second, the Registrable Securities requested to be
registered by you and any other person or entity to which the Company has granted incidental registration rights, proportionately reduced to avoid such adverse result as requested by such managing underwriter.

	6.2	Obligations of Company Relating to the Incidental Registration
Statement.

		(a)	Following the filing of a registration statement in
connection with an Incidental Registration that covers any Registrable Shares held by you in accordance with Section 6.1 above ("Incidental Registration Statement"), the Company agrees to notify you as soon as practicable after it becomes aware that Incidental Registration Statement has become effective or any supplement to any prospectus forming part of the Incidental Registration Statement has been filed.

		(b)	As soon as practicable after the effective date of the
Incidental Registration Statement, the Company shall furnish you with such numbers of copies of the Incidental Registration Statement and the related prospectus as you may from time to time reasonably request.

		(c)	If, during the period when the Incidental Registration
Statement is effective, any event occurs as a result of which the prospectus included in the Incidental Registration Statement would include an untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, not misleading, or it shall be necessary to amend or supplement such prospectus to comply with applicable law, the Company will notify you thereof and upon your request: (i) prepare and file under the Securities Act such amendments and supplements as may be reasonably necessary to keep available a prospectus covering the Registrable Securities meeting the requirements of the Securities Act; and (ii) furnish to you such numbers of copies of the Incidental Registration Statement and prospectus, as amended or supplemented, as may reasonably be requested from time to time.

		(d)	The Company agrees to notify you promptly of any request
by the SEC for the amendment or supplementation of the Incidental
Registration Statement or prospectus, or for additional information.

		(e)	The Company shall use reasonable efforts to prepare and
file with the SEC promptly upon your reasonable request any amendment of, or supplement to, the Incidental Registration Statement or prospectus relating to information respecting you that, in the opinion of your counsel, may be necessary or advisable in connection with the distribution of the Registrable Securities owned by you and covered by the Incidental Registration Statement.

		(f)	In the event that the Company receives notice or obtains
knowledge of the issuance of a stop order by the SEC suspending the effectiveness of the Incidental Registration Statement or of the initiation or threat of any proceeding for that purpose, the Company shall promptly advise you of such circumstances and shall use reasonable efforts to prevent the issuance of any stop order and to obtain the withdrawal of any stop order in the event that one is issued.

	6.3	Obligations of Purchaser Relating to the Incidental Registration
Statement.

		(a)	You shall furnish to the Company such information as may be
reasonably requested by the Company in connection with the preparation and filing of the Incidental Registration Statement, any prospectus contained in the Incidental Registration Statement and any amendment thereof or supplement thereto.

		(b)	You will cooperate with the Company as reasonably requested
by the Company in connection with causing the Incidental Registration
Statement to become and remain effective.

		(c)	You agree that at any time and from time to time the
Company may suspend your use of any prospectus contained in the Incidental Registration Statement by providing written notice to you that an event has occurred and is continuing as a result of which the Incidental Registration Statement would, in the Company's judgment, contain an untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein not misleading.

	6.4	Indemnification Relating to the Incidental Registration Statement.

		(a)	The Company agrees that it will: (i) indemnify and hold
harmless you in connection with any losses, claims, damages, expenses or liabilities to which you become subject, whether under the Securities Act or otherwise, insofar as such losses, claims, damages, expenses or liabilities
(or actions in respect thereof) are caused by (A) any untrue statement or alleged untrue statement of any material fact contained in the Incidental Registration Statement, any prospectus contained therein, any amendment thereof or supplement thereto or any documents incorporated by reference into any of the foregoing; or (B) any omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading; and (ii) reimburse you for any legal or other expenses reasonably incurred by you in connection with investigating or defending any such loss, claim, damage, expense, liability or action arising under clause (i) of this Section 6.4(a); provided, however, the Company will not be liable under clauses (i) or (ii) of this Section 6.4(a) to the extent that any such loss, claim, damage, expense or liability arises out of, or is based upon, an untrue statement or alleged untrue statement or omission, or alleged omission, made in reliance upon, and in conformity with, written information furnished by you specifically for use in the preparation of the Incidental Registration Statement or prospectus contained therein or amendment thereof or supplement thereto, or is attributable your failure to carry out your obligations under this Agreement.

		(b)	You agree that you will: (i) indemnify and hold harmless
the Company, each of its directors and officers who have signed the Incidental Registration Statement, and each person, if any, who controls the Company within the meaning of the Securities Act, against any losses, claims, damages, expenses or liabilities (or actions in respect thereof) caused by (A) any untrue statement or alleged untrue statement of any material fact contained in the Incidental Registration Statement, any prospectus contained in the Incidental Registration Statement, or any amendment thereof or supplement thereto; or (B) any omission or alleged omission to state a material fact required to be stated therein, or necessary to make the statement contained therein not misleading; in each case to the extent, but only to the extent, that such untrue statement or alleged untrue statement or omission, or alleged omission, was so made in reliance upon, and in conformity with, written information furnished by you specifically for use in the preparation of the Incidental Registration Statement or prospectus contained therein or amendment thereof or supplement thereto, or is attributable your failure to carry out your obligations under this Agreement; and (ii) reimburse any legal and other expenses reasonably incurred by the Company or any such director, officer or controlling person in connection with investigating or defending any such loss, claim, damage, expense, liability or action.

		(c)	Any party seeking to be indemnified under the provisions of
this Section 6.4 shall give the indemnifying party prompt written notice of any loss, claim, damage, expense, liability or action subject to this Section
6.4 and shall, to the extent the indemnified party is not adversely affected, cooperate fully with the indemnifying party in defense and settlement of said loss, claim, damage, expense, liability or action.  The indemnifying party shall not have the right to settle any such loss, claim, damage, expense, liability or action without the written consent of the indemnified party, which consent shall not be unreasonably withheld.  In the event of the assumption of the defense by an indemnifying party, such indemnifying party shall not be liable for any further legal or other expenses subsequently incurred by the indemnified party in connection with such defense unless otherwise provided herein; provided, however, the indemnified party shall have the right to participate in such defense, at its own cost.  If an indemnifying party refuses or fails at any time to defend an indemnified party against any loss, claim, damage, expense, liability or action pursuant to this
Section 6.4, the indemnified party shall have the right to undertake the defense and to compromise or settle such loss, claim, damage, expense, liability or action on behalf of, for the account of and at the risk of such indemnifying party.

7.	Miscellaneous.

     7.1	Successors and Assigns.  All the provisions of this Agreement by or for the benefit of the parties shall bind and inure to the benefit of respective successors and permitted assigns of each party.

	7.2	Notices.  All notices and other communications required or
permitted hereunder shall be in writing and shall be mailed by first class mail, postage prepaid, addressed (a) if to you, at your address set forth on the first page hereof, or at such other address as you shall have furnished to the Company in writing, or (b) if to the Company, at its address set forth on the first page hereof, or at such other address as the Company shall have furnished to you in writing in accordance with this Section 7.2.

	7.3	Waivers; Amendments.  Any provision of this Agreement may be amended or modified with (but only with) the written consent of the Company and you. Any amendment, modification or waiver effected in compliance with this Section 7.3 shall be binding upon the Company and you. No failure or delay of the Company or you in exercising any power or right hereunder shall operate as a waiver thereof, nor shall any single or partial exercise of any such right or power, or any abandonment or discontinuance of steps to enforce such a right or power, preclude any other or further exercise thereon or the exercise of any other right or power. The rights and remedies of the Company and you hereunder are cumulative and not exclusive of any rights or remedies which each would otherwise have.

     7.4	Separability.  In case any one or more of the provisions
contained in this Agreement shall be invalid, illegal or unenforceable in any respect, the validity, legality and enforceability of the remaining provisions contained herein shall not in any way be affected or impaired thereby. The parties shall endeavor in good faith negotiations to replace the invalid, illegal or unenforceable provisions with valid provisions, the economic effect of which comes as close as possible to that of the invalid, illegal or unenforceable provisions.

	7.5	Governing Law.  This Agreement shall be construed and enforced in accordance with the laws of the state of Oklahoma without regard to principles of conflicts of law, except as otherwise required by mandatory provisions of law.

      7.6	Section Headings.  The section headings used herein are for
convenience of reference only and shall not be construed in any way to affect the interpretation of any provisions of this Agreement.

	7.7	Entire Agreement.  This Agreement and the other documents
delivered pursuant hereto constitute the full and entire understanding and agreement between the parties hereto with regard to the subjects hereof and thereof.

	7.8	Finder's Fees.  Each of the Company and you (i) represent and warrant to the other that no finder or broker has been retained by it or you in connection with the transactions contemplated by this Agreement and (ii) each hereby agrees to indemnify and to hold the other, and its respective officers, directors and controlling persons, harmless of and from any liability for any commission or compensation in the nature of a finder's fee to any broker or other person or firm (and the costs and expenses of defending against such liability or asserted liability) for which it, or any of its employees or representatives, are responsible.

	7.9	Other Documents.  The parties to this Agreement shall in good faith execute such other and further instruments, assignments or documents as may be necessary or advisable to carry out the transactions contemplated by this
Agreement.

	7.10	Counterparts.  This Agreement may be executed in any number of counterparts, each of which shall be an original, but all of which together shall constitute one instrument, and which shall become effective when there exist copies signed by the Company and by you.


[Signatures on Next Page]



	IN WITNESS WHEREOF, the undersigned have caused this Agreement to be executed by their duly authorized representatives effective as of the date set forth on the first page hereof.

						EMPIRE PETROLEUM CORPORATION



						By:
						      Albert E. Whitehead, Chief Executive Officer



	Accepted and agreed to this ______ day of June, 2006.


						BUYER


						By:
						Name: 													Title:

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


August 23, 2006                        /s/ Albert E. Whitehead
                                       Albert E. Whitehead,
                                       Chief Executive Officer and
                                         Principal Financial Officer

EXHIBIT 32

                        CERTIFICATION PURSUANT TO
                         18 U.S.C. SECTION 1350,
                         AS ADOPTED PURSUANT TO
              SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the quarterly report of Empire Petroleum Corporation (the "Company") on Form 10-QSB for the period ending June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Albert E. Whitehead, Chief Executive Officer (and principal financial officer) of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



August 23, 2006                             /s/ Albert E. Whitehead
                                            Albert E. Whitehead
                                            Chief Executive Officer and
                                               Principal Financial Officer