Form 10QSB
period 2006-09-30
EMPIRE PETROLEUM CORP
filed 2006-11-13
CIK 887396

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                               Form 10-QSB



(Mark One)

[X] Quarterly Report Under Section 13 OR 15(d) of the Securities
    Exchange Act of 1934

             For the quarterly period ended September 30, 2006

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

Common Stock, $.001 Par Value 50,080,190 shares outstanding as of
September 30, 2006.

Transitional Small Business Disclosure Format: [ ] Yes [X] No
                      EMPIRE PETROLEUM CORPORATION

                        INDEX TO FORM 10-QSB

Part I. FINANCIAL INFORMATION                               Page

Item 1. Financial Statements

Balance Sheet at September 30, 2006 (Unaudited)                1
Statements of Operations for the three months and nine months
    ended September 30, 2006 and 2005 (Unaudited)              2
Statements of Cash Flows for the nine months ended
    September 30, 2006 and 2005 (Unaudited)                    3

Notes to Financial Statements                                4-8

Item 2. Management's Discussion and Analysis                8-10

Item 3. Controls and Procedures                               10

Part II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and
        Use of Proceeds                                    10-11

Item 6. Exhibits and Reports on Form 8-K                      11


Signatures                                                    11
































PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS


                      EMPIRE PETROLEUM CORPORATION

                             BALANCE SHEET


                                                        September 30,

                                                                2006

ASSETS                                                    (Unaudited)
                                                         ___________
Current assets:
  Cash                                                   $   156,465
  Accounts receivable (net of allowance of $3,750)           458,895
		                                             ___________
Total current assets                                         615,360

Property & equipment, net of accumulated
  depreciation and depletion                               1,405,636
                                                         ___________
Total Assets             	                          $ 2,020,996
                                                         ___________


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued
    liabilities                                          $   218,234
  Accounts payable to related party                          274,682
  Note payable                                               104,396
                                                         ___________
Total current liabilities                                    597,312
                                                         ___________
Total liabilities                                            597,312
                                                         ___________

Stockholders' equity:
  Common stock at par value                                   50,080
  Warrants to purchase common stock                          223,300
  Additional paid in capital                              10,220,085
  Accumulated deficit                                     (9,096,705)
                                                         ___________
Total stockholders' equity                                 1,423,685
                                                         ___________

Total liabilities and stockholders' equity               $ 2,020,996
                                                         ___________

See accompanying notes to financial statements.




                                    -1-

                         EMPIRE PETROLEUM CORPORATION

                           STATEMENTS OF OPERATIONS

                                 (Unaudited)


                              Three Months Ended           Nine Months Ended

                                September 30,                 September 30,
                         ____________________________   ________________________

                                  2006           2005          2006         2005
                         _____________  _____________   ____________  __________
Revenue:
  Petroleum sales        $       6,575  $      41,757   $     29,476  $  116,115
                         _____________  _____________   ____________  __________
                                 6,575         41,757         29,476     116,115
                         _____________  _____________   ____________  __________

Costs and expenses:
  Production & operating        31,403         49,353        127,524     68,282
  General & administrative      86,757         32,759        214,728    114,981
  Reversal of accrued lease
     Obligation                      0              0              0   (222,561)
                          ____________  _____________   ____________  __________
                               118,160         82,112        342,252    (39,298)
                          ____________  _____________   ____________  __________
  Operating income (loss)     (111,585)       (40,355)      (312,776)   155,413
                          ____________  _____________   ____________  __________
Other (income) and expense:
  Miscellaneous                      0              0        (   43)     (4,401)
  Interest income                    0              0        (  148)          0
  Interest expense               1,725          1,725         5,175       5,175
                          ____________  _____________  ____________  __________

Total other (income)
  expense                        1,725          1,725         4,984         774
                          ____________  _____________  ____________   _________

Net income (loss)         $   (113,310)  $    (42,080) $   (317,760)  $ 154,639
                          ____________  _____________  ____________  __________

Net income (loss)
  per common share        $        .00   $        .00 $         .01  $      .00
                          ____________  _____________  ____________  __________
Weighted average number of
  common shares
  outstanding               47,420,849     41,044,476    44,366,036  39,980,925
                          ____________  _____________  ____________  __________




See accompanying notes to financial statements.




                                  -2-

                      EMPIRE PETROLEUM CORPORATION

                        STATEMENTS OF CASH FLOWS

                             (UNAUDITED)

                                                 Nine Months Ended

                                           September 30, September 30,
                                                   2006          2005
                                              _________     _________
Cash flows from operating activities:
  Net income (loss)                           $(317,760)    $ 154,639

Adjustments to reconcile net income (loss) to net cash used in operating activities:

  Value of services contributed by employees     37,500        37,500
  Stock option plan expense                      26,925             0
  Reversal of accrued lease obligation                0      (222,561)

(Increase) decrease in assets:
  Accounts receivable                          (420,043)     ( 95,932)

Increase (decrease) in liabilities:
  Accounts payable and accrued expenses          77,585      ( 30,577)
                                               ________      ________
Net cash used in operating activities          (595,793)     (156,931)
                                               ________      ________
Cash flows from financing activities:

  Advances from related party                         0        60,190
  Proceeds from private equity placement      1,450,000       500,000
                                               ________      ________
Net cash provided by financing activities     1,450,000       560,190
                                               ________      ________
Cash flows from investing activities:

  Lease interest acquisition-Gabbs Valley      (675,000)            0
  Well equipment and drilling costs            (392,034)            0
                                              _________      ________
Net cash used by investing activities        (1,067,034)            0
                                               ________      ________

Net increase (decrease) in cash                (212,827)      403,235

Cash - Beginning                                369,292         3,406
                                               ________      ________
Cash -Ending                                   $156,465      $406,665
                                               ________      ________







See accompanying notes to financial statements.


                                   -3-
                        EMPIRE PETROLEUM CORPORATION

                       NOTES TO FINANCIAL STATEMENTS

                            SEPTEMBER 30, 2006

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

In 2003, the Company engaged a partner to explore its Cheyenne
River Prospect, and signed an agreement to acquire a 10% interest in a block of acreage in the Gabbs Valley Prospect of western Nevada. In June 2005, the Company completed a private placement of 5,000,000 shares of its common stock along with warrants to purchase 1,250,000 shares of its Common Stock for an aggregate purchase price of $500,000. Subject to certain restrictions, the




                                  -4-
warrants may be exercised until November 2006 (extended from the previous date of June 2006) at an exercise price of $0.25 per share. Proceeds of the private placement were allocated $67,875 to common stock warrants and $432,125 to common stock and paid-in capital. These funds were used for general corporate purposes and to pay the Company's share of the costs associated with its 10% interest in the Gabbs Valley Oil Prospect in Nevada. By subsequent agreement with Cortez Exploration, LLC (formerly O. F. Duffield) dated May 8, 2006, Empire acquired an additional 30% interest by agreeing to pay $675,000 in land and related costs to Cortez and agreed to pay 45% of the drilling and completion costs on a test well to be known as the Empire Cobble Cuesta 1-12-12-34E, Nye County, Nevada. When combined with the original 10% working interest in the well and lease block which was expanded to 75,721 gross acres by the acquisition of an additional 30,917 acres from the U. S. Department of the Interior on June 14, 2006, the Company's working interest will be 40%, after paying 55% of the drilling and completion costs of the Empire Cobble Cuesta 1-12-12N-34E test well. To fund this increased interest, the Company initiated a private placement of common stock along with warrants to purchase common stock in June 2006. In connection with this private placement and as of September 30, 2006, the Company had issued 7,250,000 shares of common stock and warrants to purchase 1,812,500 shares of its common stock for an aggregate purchase price of $1,450,000 (See Note 5). The Company believes that its available cash as of September 30, 2006 will be sufficient to finance its operations and its oil and gas investing plans through the next six months depending on the Company's decision as to the completion of the Cobble Cuesta 1-12 test well. Should the Company elect to test or attempt to complete the well it will require additional funds to pay for its share of the cost. The Company would likely finance its cost through either a public or private financing. In order to sustain the Company's operations on a long term basis, the Company intends to continue to look for merger opportunities and consider public or private financings. The Company anticipates that its Chief Executive Officer will advance the Company the funds necessary to continue its operations through the next twelve months, if necessary. However, there is no assurance that he will do so.

Compensation of Officers and Employees

The Company's only executive officer serves without pay or other compensation. The fair value of these services is estimated by management and is recognized as a capital contribution. For the nine months ended September 30, 2006, the Company recorded $37,500 as a capital contribution by its executive officer.

2.    NOTES PAYABLE:

In December 2001, the Company executed a note with Weatherford
U.S., L.P. to satisfy an outstanding indebtedness for service in the drilling of the Timber Draw #1-AH well. The principal amount of this note was $108,334 with interest payments at 10% per annum commencing on May 27, 2001, until all interest and principal amounts are paid in full. Timely payments were made in accordance with the terms of this note through March 2002. In April 2002, the "payee" of this note agreed to a revised payment schedule extending final payment of $66,997 from April 10, 2002, until June 10, 2002. In connection with this payment schedule, an initial payment of $10,000 was made in April 2002, however, since that time, no further payments have been made. At September 30, 2006, the Company has accrued a liability of $104,396 in connection with this note.

3.    PROPERTY AND EQUIPMENT:


                                       -5-
The Company owns a working interest in approximately 33,485 acres of oil and gas leases located in Niobrara County, Wyoming (the "Cheyenne River Prospect") and an overriding royalty interest of between 1.5% and 2% in 40,758 acres of oil and gas leases located in or near the Cheyenne River Prospect. On March 31, 2004, a third party paid approximately $52,128 of the Company's lease rentals on 32,643 acres in the Cheyenne River Prospect in exchange for an option to drill a test well in order to earn an interest in the farmout block, which option was subject to the third party first completing a seismic survey covering 16 square miles in the Cheyenne River Prospect. This survey was completed in September of 2003. The processing and interpreting of the data from such survey was completed September 30, 2003, and earned the third party a 25% interest in the Timber Draw #1-AH well and prospect acreage. This third party commenced a test well in the NW/4NE/4 Section 15, Twp 39N, Rge 66W, Niobrara County, Wyoming, known as the Empire Hooligan Draw Unit #1-AH, on August 6, 2004. The well was drilled horizontally to a measured drilling depth of 9,332 feet. As a result of this earning well being drilled the Company's working interest in the Hooligan Draw #1-AH well and prospect acreage was reduced to 26.785% and to 17.5% of the Timber Draw #1-AH well.
The Company and the operator are currently considering alternative means of developing this prospect, including entering into a farmout pursuant to which a third party could earn an interest in this prospect for a drilling commitment. Additionally, the Company has also continued to explore opportunities to sell or farmout its interest in the Cheyenne River Prospect. As a result of the reduction in the Company's working interest as described above, the Company recorded an impairment charge of $188,507 in 2005.

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

During September 2005, surveyors laid out a 19.5 mile seismic program on the Gabbs Valley Prospect, and a seismic survey was commenced in October 2005. Field work was carried out and final interpretation of the data was completed in November 2005. Based on the results of the seismic survey, the Company increased its working interest in the prospect to 40% (See Note 1) and contracted a drilling rig which commenced drilling the Empire Cobble Cuesta 1-12-12N-34E, Nye County, Nevada on September 14, 2006. Drilling operations were continuing as of September 30, 2006. The total gross acres of this prospect was increased to 75,721 acres by the acquisition of 30,917 acres from the U. S. Department of the Interior on June 14, 2006 (See Note 6).

PetroWorld Nevada Corp. (PWC) is a participant in the Gabbs Valley
Prospect with a seismic option under which it has elected to drill a well and earn a 30% interest from Cortez Exploration, Inc. The Company's Chief Executive Officer is a member of the Board of Directors of both PWC and its parent company Coastal Energy Company (formerly PetroWorld Corporation) and owns approximately 1.63 (%) percent of the parent Company which is traded on the AIM Exchange in London and the Toronto Venture Exchange in Toronto. Accounts receivable from Coastal totaled $314,853 at September 30, 2006. Such amount was paid as of October 18, 2006. The Company also had $93,868 of

                                       -6-
accrued receivables from Coastal at September 30, 2006 which were invoiced in October.

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

As of September 30, 2006 the Company had completed a private placement of its common stock with total shares having been issued of 7,250,000 with an aggregate purchase price of $1,450,400. Total warrants issued were 1,812,500 at a exercise price of $.50 per share. Proceeds of the private placement were allocated $143,675 to common stock warrants and $1,306,325 to common stock and paid in capital. The funds will be used for general corporate purposes and to pay for costs associated with the exploratory well the Company is drilling in the Gabb's Valley Prospect in Nevada. The private placement offering is more fully described in Footnote 1.

6.  STOCK INCENTIVE PLAN

At the Company's 2006 Annual Meeting of Stockholders, the stockholders approved the 2006 Stock Incentive Plan ("the Plan"). The Plan approves granting incentive options to purchase up to 5,000,000 (five million) shares of the Company's common stock to employees, directors, and consultants. The Plan is administered by the Compensation Committee, as appointed by the Board of Directors, and has a term of ten years. Options granted under the Plan vest depending upon the award, but no later than 10 years from date of grant. The Plan limits the aggregate awards to any individual participant to 200,000 shares.

New Director, Montague H. Hackett,Jr., was awarded a 150,000 share option at
$0.25 per share, the current market price on the date of the grant.   Mr.
Hackett was appointed to the Board of Directors to fill an existing vacancy on June 27, 2006.

Fair values were estimated at the date of grant of the options, using the Black-Scholes option valuation model with the following weighted average assumptions: risk-free interest rate of 5.2%, volatility factor of the expected market price of the Company's common stock of 146%, no dividend yield on the Company's common stock, and a weighted average expected life of the options of 5 years. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions

                                       -7-
and are fully transferable. For purposes of determining the expected life of the options, the Company utilizes the Simplified Method as defined in Staff Accounting Bulletin No. 107 issued by the Securities and Exchange Commission.

In addition, options valuation models require the input of highly subjective assumptions including stock price volatility.

In connection with the approval of the Plan, the Company adopted SFAS No. 123
(R) "Share-Based Payments" and expenses the cost of options granted over the vesting period of the option based on the grant-date fair value of the award.

For the three months ended September 30, 2006, the Company recognized an expense of $26,925 related to options granted under the Plan.

7.     SUBSEQUENT EVENT

Subsequent to September 30, 2006, the Company ceased drilling operations on the Empire Cobble Cuesta 1-12-12N-34E, Nye County, Nevada at a depth of
5,198 feet. Electric logs were ran, a wellhead was installed and the hole conditioned so that it might be re-entered and deepened or tested at a later date. The results of a complete review of the data obtained from the drilling and logging operation together with previously obtained geological and geophysical data will determine whether or not the well merits deepening or testing. The Company expects this review to be completed in the fourth quarter.

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

THREE MONTH PERIOD ENDED SEPTEMBER 30, 2006, COMPARED TO THREE MONTH PERIOD ENDED SEPTEMBER 30, 2005.

For the three months ended September 30, 2006, sales revenue decreased $35,182 to $6,575, compared to $41,757 for the same period during 2005. The decrease in sales revenue was the result of lower production from the Timber Draw #1-AH and the Hooligan Draw #1-AH wells.

Production and operating expenses decreased $17,950 to $31,403 for the three months ended September 30, 2006, from $49,353 for the same period in 2005. During the period 2005, the Company conducted the seismic evaluation of its Gabbs Valley Prospect. No seismic expenses were incurred in the 2006 quarter.
                                       -8-
General and administrative expenses increased by $53,998 to $86,757 for the three months ended September 30, 2006, from $32,759 for the same period in 2005. The increase is attributable to an increase in professional fees and options granted.

There was no depreciation or depletion expense attributable to the three months ended September 30, 2006 and 2005, because the depreciable assets were fully depreciated.

For the three months ended September 30, 2006, interest expense remained at $1,725 which is the same as for the three months ended September 30, 2005. The Company accrued interest on the Weatherford note in both periods.

NINE MONTH PERIOD ENDED SEPTEMBER 30, 2006, COMPARED TO NINE MONTH PERIOD ENDED SEPTEMBER 30, 2005.

For the nine months ended September 30, 2006, sales revenue decreased $86,639 to $29,476, compared to $116,115 for the same period during 2005. The decrease in sales revenue was the result of lower production from the Timber Draw #1-AH and the Hooligan Draw #1-AH wells.

Production and operating expenses increased $59,242 to $127,524 for the nine months ended September 30, 2006, from $68,282 for the same period in 2005. The increase was primarily attributable to the additional lease rentals related to the Company's Gabbs Valley Prospect.

General and administrative expenses increased by $99,747 to $214,728 for the nine months ended September 30, 2006, from $114,981 for the same period in 2005. The increase is attributable to an increase in professional fees.

There was no depreciation or depletion expense attributable to the nine months ended September 30, 2006 and 2005, because the depreciable assets were fully depreciated.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

As of September 30, 2006, the Company had $156,465 of cash on hand. In June 2006, the Company initiated a private placement of common stock along with
warrants to purchase common stock.   In connection with this private placement
the Company had raised approximately $1,450,000. For more information regarding this private placement, see Part II, Item 2 of this report. The Company believes that its available cash as of September 30, 2006 will be sufficient to finance its operations for the next six months depending on the Company's decision as to the completion of the Cobble Cuesta 1-12 test well. Should the Company elect to test or attempt to complete the well it will require additional funds to pay for its share of the cost. The Company would likely finance its cost through either a public or private financing. In order to sustain the Company's operations on a long term basis, the Company intends to continue to look for merger opportunities and consider public or private financings. The Company anticipates that its Chief Executive Officer will advance the Company the funds necessary to continue its operations through the next twelve months, if necessary. However, there is no assurance that he will do so.

ADVANCES FROM RELATED PARTY

Through March 31, 2005, the Company financed its operations primarily through

                                       -9-
advances made to the Company by the Albert E. Whitehead Living Trust, of which the Company's Chairman of the Board and Chief Executive Officer, Mr. Whitehead, is the trustee. At September 30, 2006 the Company is indebted to the Albert E. Whitehead Living Trust in the amount of $274,682.

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

Item 3.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation under the supervision of the Company's Chief Executive Officer (and principal financial officer) of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rules 13a- 15(e) and 15d-15(e). Based on this evaluation, the Company's Chief Executive Officer (and principal financial officer) has concluded that the disclosure controls and procedures as of the end of the period covered by this report are effective. During the period covered by this report, there was no change in the Company's internal controls over financial reporting that has materially affected or that is reasonably likely to materially affect the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2006, the Company received subscriptions from 15 accredited investors for 7,250,000 shares of its common stock, par value $0.001 per share, along with warrants to purchase up to 1,812,500 shares of the company's common stock at an exercise price of $0.50 for an aggregate purchase price of $1,450,000. Subject to certain provisions regarding early termination, the warrants may be exercised at any time from the date of issuance until one year after the date of issuance.
                                       -10-
The offers and sales related to the shares described above were not registered under the Securities Act of 1933, as amended, in reliance upon the exemption from the registration requirements of that act provided by Section 4(2) thereof and Regulation D promulgated by the Securities and Exchange Commission thereunder. Each of the investors in the private placement is a sophisticated accredited investor with the experience and expertise to evaluate the merits and risks of an investment in the Company's stock and the financial means to bear the risks of such an investment. In addition, each investor was provided access to all of the material information regarding the Company that such investor would have received if the offer and sale of the securities had been registered.

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

                                        EMPIRE PETROLEUM CORPORATION

Date:  November 13, 2006                By: /s/ Albert E. Whitehead
                                                ___________________
                                                Albert E. Whitehead
                                                Chairman/CEO

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

                                       -11-
EXHIBIT 31
                             CERTIFICATION

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

       (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and


                                       -12-
       (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

November 13, 2006                      /s/ Albert E. Whitehead
                                       Albert E. Whitehead,
                                       Chief Executive Officer and
                                         Principal Financial Officer

EXHIBIT 32

                        CERTIFICATION PURSUANT TO
                         18 U.S.C. SECTION 1350,
                         AS ADOPTED PURSUANT TO
              SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Empire Petroleum Corporation (the "Company") on Form 10-QSB for the period ending September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Albert E. Whitehead, Chief Executive Officer (and principal financial officer) of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



November 13, 2006                           /s/ Albert E. Whitehead
                                            Albert E. Whitehead
                                            Chief Executive Officer and
                                               Principal Financial Officer






















                                       -13-