Form 10KSB
period 2006-12-31
EMPIRE PETROLEUM CORP
filed 2007-04-03
CIK 887396

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                                FORM 10-KSB


[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 2006

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

                             Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ X ]


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

                             Yes [ ]  No [X]

The issuer's gross revenues for the most recent fiscal year were $102,476.

The aggregate market value of the voting and non-voting common equity held by non-affiliates, based upon the average bid and asked prices of the Common Stock on March 1, 2007 was $5,547,869.

The number of shares outstanding of the issuer's Common Stock, as of March 1, 2007 was 50,080,190.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]













































                                       -2-
                        EMPIRE PETROLEUM CORPORATION

                              FORM 10-KSB

                            TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                          PAGE NUMBER

PART I

Item 1.    Description of Business                                   4-6

Item 2.    Description of Property                                   6-7

Item 3.    Legal Proceedings                                           7

Item 4.    Submission of Matters to a Vote of Security Holders         8

PART II

Item 5.    Market for Common Equity and Related Stockholder
           Matters and Small Business Issuer Purchases of Equity
           Securities                                                  8

Item 6.    Management's Discussion and Analysis                     8-17

Item 7.    Financial Statements                         F-1 through F-14

Item 8.    Changes In and Disagreements with Accountants on
           Accounting and Financial Disclosure                        17

Item 8A.   Controls and Procedures                                    17

Item 8B.   Other Information                                          17

PART III

Item 9.    Directors, Executive Officers, Promoters, Control
           Persons and Corporate Governance; Compliance with
           Section 16(a) of the Exchange Act                       17-19

Item 10.   Executive Compensation                                     19

Item 11.   Security Ownership of Certain Beneficial Owners
           and Management and Related Stockholder Matters          20-22

Item 12.   Certain Relationships and Related Transactions,
           and Director Independence                                  22

Item 13.   Exhibits                                                22-23

Item 14.   Principal Accountant Fees and Services                  23-24

           Signatures                                                 25






                                       -3-
PART I

ITEM 1.	DESCRIPTION OF BUSINESS

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

Cheyenne River Prospect

The Company owns a working interest in approximately 33,485 acres of oil and gas leases located in Niobrara County, Wyoming (the "Cheyenne River
Prospect") and an overriding royalty interest of between 1.5% and 2% in 40,758 acres of oil and gas leases located in or near the Cheyenne River Prospect. On March 31, 2004, a third party paid approximately $52,128 of the Company's lease rentals on 32,643 acres in the Cheyenne River Prospect in exchange for an option to drill a test well in order to earn an interest in the farmout block, which option was subject to the third party first completing a seismic survey covering 16 square miles in the Cheyenne River Prospect. This survey was completed in September of 2003. The processing and interpreting of the data from such survey was completed September 30, 2003, and earned the third party a 25% interest in the prospect acreage and well that had previously been drilled on the prospect, the Timber Draw #1-AH. This third party commenced a test well in the NW/4NE/4 Section 15, Twp 39N, Rge 66W, Niobrara County, Wyoming, known as the Empire Hooligan Draw Unit #1-AH, on August 6, 2004. The well was drilled horizontally to a measured drilling depth of 9,332 feet. As a result, the Company's working interest in the Hooligan Draw #1-AH well and prospect acreage was reduced to 26.785% and its working interest in the Timber Draw #1-AH well was reduced to 17.5%. The Company and the operator are currently considering alternative means of developing this prospect, including entering into a farmout pursuant to which a third party could earn an interest in this prospect for a drilling commitment. Additionally, the Company has also continued to explore opportunities to sell or farmout its interest in the Cheyenne River Prospect. The Company recorded an impairment charge of $188,507 in 2005 for its interest in the Cheyenne River Prospect.

The Cheyenne River Prospect is located near a mature producing area with an established pipeline and service network.

Gabbs Valley Prospect

The Company owns a working interest in oil and gas leases in Nye and Mineral Counties, Nevada (the "Gabbs Valley Prospect"). Initially, the Company's working interest was 10% and the Gabbs Valley Prospect consisted of 44,604
                                      -4-
acres.

In November 2005, the Company received the results of a 19-mile 2-D swath seismograph survey conducted on the prospect and, based on the results of the survey, the Company and its partners determined that a test well should be drilled on the prospect. The Company also elected to increase its interest in the prospect by taking a farm-in from Cortez Exploration LLC (formerly O. F. Duffield). Empire agreed to pay Cortez $675,000 in lease costs plus 45% of the costs associated with the drilling of a test well to earn an additional 30% working interest which made its total working interest 40%. The lease block of 44,604 acres was increased to 75,521 acres by the acquisition of an additional 30,917 acres from the Department of the Interior (Bureau of Land Management) in June 2006.

A 28,783 acre federal drilling unit on the Gabbs Valley Prospect, the Cobble Cuesta Unit, was approved by the Bureau of Land Management and expanded to 44,964 acres on April 28, 2006. In 2006, a test well, the Empire Cobble Cuesta 1-12-12N-34E, Nye County, Nevada was drilled to a depth of 5,195 feet. The well encountered a Volcanic formation at 1,760 feet and scattered oil shows from 2,000 feet to total depth.

After reaching 5,195 feet, the Company and its partners elected to suspend operations on the well, release the drilling rig, and associated equipment and personnel to evaluate the drilling and logging data. After the study was completed, Empire and its partners decided to conduct a thorough testing program on the well. The Company plans to begin the testing, subject to financing and equipment availability, in March or April of 2007.

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

Regulation

The oil and gas industry is subject to extensive federal, state and local

                                       -5-
laws and regulations governing the production, transportation and sale of hydrocarbons as well as the taxation of income resulting therefrom.

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

Employees

As of December 31, 2006, the Company had one employee, a full-time secretary. Mr. Albert E. Whitehead, Chairman and Chief Executive Officer, devotes a considerable amount of time to the affairs of the Company and receives no compensation. For financial statement purposes, Mr. Whitehead's services have been recorded as contributed capital and expense in the amount of $50,000 for the year ended December 31, 2006.

ITEM 2.       DESCRIPTION OF PROPERTY

Cheyenne River Prospect

As of December 31, 2006, the Cheyenne River Prospect consisted of approximately 33,485 gross acres of federal and fee leases located in Niobrara County, Wyoming, of which the Company owns a 26.785% working interest. The land in the Cheyenne River Prospect consists of gently rolling ranch land with a substantial network of ranch roads, which permit easy access to most areas of the prospect. The prospect is located near a mature producing area with an established pipeline and service network.


                                       -6-
Numerous wells were drilled within the prospect area in the 1950's through the 1970's, with initial potential flowing rates in the range of 200 to 1,500 barrels of oil per day. Management believes that these wells may identify a fractured reservoir with the potential for significant oil and gas production, which would be most effectively exploited utilizing horizontal drilling technology. In addition, the Company is exploring the possibility of selling or farming-out its interests in the Cheyenne River Prospect. The Company's Timber Draw #1-AH and the Hooligan Draw #1-AH wells were drilled on the Prospect using horizontal drilling technology. The Company has retained a 17.5% working interest in the Timber Draw #1-AH and a 26.875% interest in the Hooligan Draw #1-AH wells.

The Company's leases in the Cheyenne River Prospect are predominately federal leases with 10 year terms, most of which have one year remaining. In connection with drilling the Timber Draw #1-AH well, the Company formed the Timber Draw Unit. Since the Company did not commence Drilling another well within the unit by August 12, 2002, the BLM informed the Company the Timber Draw Unit had been terminated.

A new unit known as the Hooligan Draw Unit was formed in 2004 consisting of leases covering 2,560 acres. The Hooligan Draw Unit #1-AH well was drilled in this unit. Subsequent to the drilling of this well, it was determined the unit was no longer needed and the unit was allowed to terminate. Unless a new unit is formed, a well will need to be drilled on each federal and fee lease in order to extend such lease for the life of its producing capability.

For more information on the Cheyenne River Prospect, see "Cheyenne River Prospect" under Item 1, Description of Business.

Gabbs Valley Prospect

As of December 31, 2006, the Gabbs Valley Prospect consisted of approximately 75,521.36 acres of federal leases located in Nye and Mineral Counties, Nevada, of which the Company owns a 40% working interest.

As of December 31, 2006, one well, the Empire Cobble Cuesta 1-12 had been drilled and was expected to be tested in March or April 2007. For more information regarding the Gabbs Valley Prospect, see "Gabbs Valley Prospect" under Item 1, Description of Business.

                  COMPANY UNDEVELOPED ACREAGE (LEASES)
                        AS OF DECEMBER 31, 2006

         Undeveloped Acreage   Productive Acreage      Completed Oil Wells
            Gross     Net        Gross    Net
Prospect    Acres    Acres       Acres   Acres           2004  2005  2006
________  ________  _______    ________  _________    _____________________

Cheyenne
  River  33,085.19  8,861.86      400       84.9           2     2    2

Gabbs
  Valley 75,521.36 30,208.84       -          -           -0-   -0-  -0-

ITEM 3.       LEGAL PROCEEDINGS

As of December 31, 2006, neither the Company nor its properties were subject to any legal proceedings.

                                       -7-
ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were not any matters submitted to a vote of the Company's Stockholders during the fourth quarter of the fiscal year ended December 31, 2006.

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

Year ending December 31, 2005:

     Quarter                 High           Low
     03/31/05                .12            .07
     06/30/05                .155           .055
     09/30/05                .19            .09
     12/31/05                .18            .10

Year ending December 31, 2006:

     Quarter                 High           Low
     03/31/06                .25            .10
     06/30/06                .22            .12
     09/30/06                .30            .16
     12/31/06                .27            .08

Quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Number of Holders of Common Stock

At December 31, 2006, there were approximately 179 stockholders of record of the Company's Common Stock.

Dividends

The Company has never paid cash dividends on its Common Stock. The Company intends to retain future earnings for use in its business and, therefore, does not anticipate paying cash dividends on its Common Stock in the foreseeable future.

Recent Sales of Unregistered Securities

During the quarter ended December 31, 2006, the Company did not sell any securities of the Company that were not registered under the Securities Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

Cautionary Note Regarding Forward-Looking Statements

                                       -8-
All statements, other than statements of historical fact, contained in this report are forward-looking statements. Forward-looking statements generally are accompanied by words such as "anticipate," "believe," "estimate," "expect," "may," "might," "potential," "project" or similar statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct. Factors that could cause results to differ materially from the results discussed in such forward-looking statements include:

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

The Company reported losses of $274,329 and $158,191 for the years
                                       -9-
ended December 31, 2006 and 2005, respectively. The Company also has an accumulated deficit of $9,053,275 as of December 31, 2006. The Company can provide no assurance that it will be profitable in the future and, if the Company does not become profitable, it may have to suspend its operations. As a result of the foregoing, the audit report of the Company's independent auditors relating to the Company's financial statements has been modified because of a going concern uncertainty. If the Company is able to raise the funds necessary to continue its operations, its future performance will be dependent on the successful drilling results of its inventory of unproved locations in Wyoming and Nevada. The failure of drilling activities to achieve sufficient quantities of economically attractive reserves and production would have a material adverse effect on the Company's liquidity, operations and financial results.

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

Oil and gas drilling activities are subject to numerous risks, many of which are beyond the Company's control. The Company's operations may be curtailed, delayed or canceled as a result of title problems, weather conditions, compliance with governmental requirements, mechanical difficulties and shortages or delays in the delivery of equipment. In addition, the Company's properties may be susceptible to hydrocarbon drainage from production by other operators on adjacent properties. Industry operating risks include the risk of fire, explosions, blow-outs, pipe failure, abnormally pressured formations and environmental hazards such as oil spills, gas leaks, ruptures or discharges of toxic gases, the occurrence of any of which could result in substantial losses to the Company due to injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, clean-up responsibilities,
                                       -10-
regulatory investigation and penalties and suspension of operations.

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

The Company currently depends on the Company's Chief Executive Officer.


                                       -11-
The Company is dependent on the experience, abilities and continued services of its current Chief Executive Officer and President, Albert E. Whitehead. Mr. Whitehead has played a significant role in the development and management of the Company. The loss or reduction of services of Mr. Whitehead could have a material adverse effect on the Company.

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

Certain of the outstanding shares of the Company's Common Stock are "restricted securities" under Rule 144 of the Securities Act, and (except for shares purchased by "affiliates" of the Company's as such term is defined in Rule 144) would be eligible for sale as the applicable holding periods expire. In the future, these shares may be sold only pursuant to a registration statement under the Securities Act or an applicable exemption, including pursuant to Rule 144. Under Rule 144, a person who has owned common stock for at least one year may, under certain circumstances, sell within any three-month period a number of shares of common stock that does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume during the four calendar weeks prior to such sale. A person who is not deemed to have been an affiliate of the Company at any time during the three months preceding a sale, and who has beneficially owned the restricted securities for the last two years is entitled to sell all such shares without regard to the volume limitations, current public information requirements, manner of sale provisions and notice requirements. Sale or the expectation of sales of a substantial number of shares of Common Stock in the public market by selling stockholders could adversely affect the prevailing market price of the Common Stock, possibly having a depressive effect on any trading market for the Common Stock, and may impair the Company's ability to raise capital at that time through additional sales of its equity securities. The Company has agreed to register shares from the most recent offerings.

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

Certain transactions involving the purchase or sale of Common Stock of the
                                       -12-
Company may be affected by a SEC rule for "penny stocks" that imposes additional sales practice burdens and requirements upon broker-dealers that purchase or sell such securities. For transactions covered by this penny stock rule, broker-dealers must make certain disclosures to purchasers prior to purchase or sale. Consequently, the penny stock rule may impede the ability of broker-dealers to purchase or sell the Company's securities for their customers and the ability of persons now owning or subsequently acquiring the Company's securities to resell such securities.

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

                                       -13-
All of the financial statements and financial information contained in the Form 10-KSB reflect the effect of the restatement.

TWELVE MONTH PERIOD ENDED DECEMBER 31, 2006, COMPARED TO TWELVE MONTH PERIOD ENDED DECEMBER 31, 2005

For the twelve months ended December 31, 2006, sales revenue increased $44,888 to $102,476, compared to $57,588 for the same period during 2005. The increase in sales revenue was the result of escrowed oil sales from the Cheyenne River Prospect, which were released upon completion of Division Orders on the Timber Draw and Hooligan Draw wells.

Production and operating expenses increased $78,597 to $161,467 for the twelve months ended December 31, 2006, from $82,870 for the same period in 2005. This increase was primarily attributable costs associated with the additional lease rentals on the Company's Gabbs Valley Prospect.

General and administrative expenses increased by $87,859 to $252,353 for the twelve months ended December 31, 2006, from $164,494 for the same period in 2005. The increase was primarily due to options granted and increases in professional fees.

There was no depreciation expense attributable to the twelve months ended December 31, 2006 or December 31, 2005, because the depreciable assets were fully depreciated.

For the twelve months ended December 31, 2006, interest expense was $6,900 which is similar to the same period in 2005. Interest expense was accrued at the same rate compared to the same period in 2005.

Interest and miscellaneous income decreased $4,219 to $212 in 2006.

For the reasons discussed above, net loss increased $(159,841) from (158,191) for the twelve months ended December 31, 2005, to $(318,032) for the twelve months ended December 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

As of December 31, 2006, the Company had $60,786 of cash on hand. The Company's cash on hand is not sufficient to fund its operations during the next 12 months. The Company expects to incur costs of approximately $10,000 per month relating to general administrative, office and other expenses. In addition, the Company's other material commitments in the next twelve months will include the Company's portion of expenses relating to the testing and possible completion of the Cobble Cuesta 1-12 in Nevada, which the Company estimates will be $250,000 to $450,000 and obligations that could arise as further described under "Note Payable" and "Advances from Related Party" below. In order to sustain the Company's operations on a long term basis, the Company intends to continue to look for merger opportunities and consider public or private financings. To the extent that it is necessary, the Company expects that management will support the Company financially for several months to allow the Company to consummate a merger opportunity, or public or private financing.

PRIVATE EQUITY PLACEMENTS

In June 2005, the Company completed a private placement of 5,000,000 shares of its common stock along with warrants to purchase 1,250,000 shares of its
                                       -14-
Common Stock for an aggregate purchase price of $500,000. Subject to certain restrictions, the warrants may be exercised at an exercise price of $0.25 per share. Proceeds of the private placement were allocated $67,875 to common stock warrants and $432,125 to common stock and paid-in capital. These funds were used for general corporate purposes and to pay the Company's share of the costs associated with its initial 10% interest in the Gabbs Valley Oil Prospect in Nevada. The original warrants, which expired in June 2006, have been extended to expire in August 2007.

In September 2006, the Company raised an additional $1,450,000 in a private placement of 7,250,000 shares of its common stock along with warrants to purchase an additional 1,812,500 shares of its common stock for an aggregate purchase price of $906,250. Subject to certain restrictions, the warrants may be exercised for a period of one year at an exercise price of $.50 per share. Proceeds of the private placement were allocated $144,675 to common stock warrants and $1,305,325 to common stock and paid in capital. These funds were used for general corporate purposes, to purchase an additional 30% interest in the Gabbs Valley Oil Prospect in Nevada, and to pay the Company's share of costs associated with drilling a test well in the Gabbs Valley Oil Prospect.

NOTE PAYABLE

In December 2001, the Company executed a note with Weatherford U.S., L.P. to satisfy outstanding indebtedness for services rendered in connection with the drilling of the Timber Draw #1-AH well. The principal amount of this note was $108,334 with interest payments at 10% per annum commencing on May 27, 2001, until all interest and principal amounts were paid in full. Timely payments were made in accordance with the terms of this note through March 2002. In April 2002, the payee of this note agreed to a revised payment schedule extending final payment of $66,997 from April 10, 2002, until June 10, 2002. In connection with this payment schedule, an initial payment of $10,000 was made in April 2002. However, since that time, no further payments have been made. As of December 31, 2006, the Company has accrued a liability of $106,121 in connection with this note.

ADVANCES FROM RELATED PARTY

Prior to the completion of the private placements in June 2005 and September 2006 as described above, the Company financed its operations primarily through advances made to the Company by the Albert E. Whitehead Living Trust, of which the Company's Chairman of the Board and Chief Executive Officer, Mr. Whitehead, is the trustee. During the fiscal year ended December 31, 2005, Mr. Whitehead advanced the Company an additional $60,190 to finance the operating expenses of the Company. As of December 31, 2006, the Company owed Mr. Whitehead $274,682 in connection with advances made to the Company.

Off-Balance Sheet Arrangements

None

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Because estimates and assumptions require significant judgment, future actual results could differ from those estimates
                                       -15-
and could have a significant impact on the Company's results of operations, financial position and cash flows. The Company re-evaluates its estimates and assumptions at least on a quarterly basis. The following policies may involve a higher degree of estimation and assumption:

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

Impairment of unproved oil and gas properties - Capitalized drilling costs are reviewed periodically for impairment. Costs related to impaired prospects or unsuccessful exploratory drilling are charged to expense. Management's assessment of the results of exploration activities, commodity price outlooks, planned future sales or expiration of all or a portion of such leaseholds impact the amount and timing of impairment provisions. An impairment expense could result if oil and gas prices decline in the future as it may not be economic to develop some of these unproved properties. Estimates of future dismantlement, restoration, and abandonment costs - through December 31, 2002, the Company accounted for future abandonment costs of wells and related facilities through its depreciation calculation in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies" and industry practice. The accounting for future dismantlement and abandonment costs changed on January 1, 2003, with the adoption of SFAS No. 143 "Accounting for Asset Retirement Obligations." Under both methods of accounting, the accrual for future dismantlement and abandonment costs is based on estimates of these costs for each of the Company's properties based upon the type of production structure, reservoir characteristics, depth of the reservoir, market demand for equipment, currently available procedures and consultations with construction and engineering consultants. Because these costs typically extend many years into the future, estimating these future costs is difficult and requires management to make estimates and judgments that are subject to future revisions based upon numerous factors, including changing technology and the political and regulatory environment and, beginning in 2003, estimates as to the proper discount rate to use and timing of abandonment.

Income taxes - The Company accounts for income taxes in accordance with the asset and liability method of accounting for income taxes set forth in SFAS No. 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the
                                       -16-
future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to the taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is established if it is more likely than not that some portion of a deferred tax asset will not be realized.

Stock Options - Prior to 2006, the Company used the intrinsic value method of accounting for stock based compensation in accordance with Accounting Principles Board Opinion ("APB") No. 25 where no expense was recorded when stock options were granted as long as the exercise price equaled or exceeded the market price at date of grant.

In 2006, the Company adopted SFAS no. 123(R) "Share Based Payments" and expenses the cost of options granted over the vesting period of the options based on the grant-date fair value of the award.

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

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following lists the directors and executive officers of the Company:

Name                     Age             Position

                                       -17-
Albert E. Whitehead       76             Director; Chairman & C.E.O
John C. Kinard            72             Director
Montague H. Hackett, Jr.  74             Director
____________________________
Directors hold office until their successors are elected by the shareholders of the Company and qualified. Executive Officers serve at the pleasure of the Board of Directors.

Albert E. Whitehead.

Mr. Whitehead has been a member of the Company's Board of Directors since 1991 and served as Chairman of the Board and Chief Executive Officer from March 1998 to May 2001, when John P. McGrain assumed such role. Mr. Whitehead again assumed the role of Chairman and Chief Executive Officer on April 16, 2002 upon the resignation of Mr. McGrain. Mr. Whitehead is also currently serving as the Non-Executive Chairman of Coastal Energy Company (formerly PetroWorld Corp.), a company that is traded on the London Stock Exchange's Alternative Investment Market and the TSE Venture Exchange in Canada. Mr. Whitehead served as the Chairman and Chief Executive Officer of Seven Seas Petroleum Inc., a publicly held company, engaged in international oil and gas exploration from February 1995 to May 1997. From April 1987 through January 1995, Mr. Whitehead served as Chairman and Chief Executive Officer of Garnet Resources Corporation, a publicly held oil and gas exploration and development company.

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

Montague H. Hackett Jr.

Montague H. Hackett, Jr., a graduate of Princeton University and Harvard Law School, joined the Empire Board as a director in June 2006. Over the years Mr. Hackett has been associated with various natural resource companies both as a director and as an officer. For the past five years he has been Co-Chairman and a director of Victory Ventures LLC, a New York venture capital company and International Energy Services, Inc., a Houston based oilfield service company with operations in Russia and Kazakstan.

IDENTIFICATION OF THE AUDIT COMMITTEE; AUDIT COMMITTEE FINANCIAL EXPERT:

As of December 31, 2006, the Company had not established any committees (including an audit committee) because of the small size of its Board of Directors. As such, the Company does not have an audit committee or an audit committee financial expert serving on such committee. As of December 31, 2006, the entire Board of Directors (Messrs. Whitehead, Kinard and Hackett) essentially serve as the Company's audit committee.

CODE OF ETHICS:

The Company has adopted a Code of Ethics that applies to all of the Company's directors and employees, including the Company's principal executive officer, principal financial officer and principal accounting
                                       -18-
officer or persons performing similar functions. The Company undertakes to provide any person without charge, upon request, a copy of the Code of Ethics. Requests may be directed to Empire Petroleum Corporation, 8801 S. Yale, Suite 120, Tulsa, Oklahoma 74137, or by calling (918) 488-8068.

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

Based solely on review of the copies of such reports furnished to the Company and any written representations that in other reports were required during the year ended December 31, 2006, to the Company's knowledge, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners during the year ended December 31, 2006 were complied with on a timely basis.

ITEM 10.	EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

During the last two completed fiscal years, no executive officer received a salary or any other benefits as a part of executive compensation. The Company's only named executive officer, Albert E. Whitehead, does not hold any stock options and has not received any other award under an equity incentive plan.

DIRECTORS COMPENSATION

Montague H. Hackett, Jr. was the only director that received compensation from the registrant during its last completed fiscal year.

                           DIRECTOR COMPENSATION TABLE

                                                   Change
                                                   in Pension
                                                   Value and
                                                   Non-
                                                   qualified
           Fees                      Non-Equity    Deferred    All
           Earned                    Incentive     Compen-     Other
           Or Paid  Stock   Option   Plan          sation      Compen-
           in Cash  Awards  Awards  Compensation  Earnings    sation   Total
Name         ($)     ($)     ($)        ($)          ($)         ($)     ($)
_________  _______  ______  _______  ____________  __________  _______  _______

Montague
H. Hackett,
Jr.          N/A      N/A    26,925      N/A           N/A       N/A    26,925

ITEM  11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
            AND RELATED STOCKHOLDER MATTERS

                                       -19-
Securities Authorized for Issuance under Equity Compensation Plans
As of December 31, 2006, the Company had two equity incentive plans under which equity securities were authorized for issuance to the Company's directors, officers, employees and other persons who performed substantial services for or on behalf of the Company. The "1995 Stock Option Plan", which expired in May, 2005 remains only to the extent necessary to govern outstanding options issued under the Plan. At the Company's 2006 Annual Meeting of Stockholders, the stockholders approved the 2006 Stock Incentive Plan, which authorized granting up to 5,000,000 options for up to 5,000,000 shares of the Company's common stock.

The following table provides certain information relating to the 1995 Stock Option Plan and the 2006 Stock Incentive Plan as of December 31, 2006:

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

Equity                755,000                $0.54               4,810,000
compensation plans
approved by
security holders

Equity                                        N/A
Compensation plans
not approved by
security holders
                     _________                                  _________
           TOTAL      755,000                                   4,810,000
                     _________                                  _________

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our Common Stock as of March 1, 2007 for:

* each person who is known to own beneficially more than 5% of our outstanding Common Stock;

* each of our executive officers and directors; and

* all executive officers and directors as a group.

The percentage of beneficial ownership for the following table is based on 50,080,190 shares of Common Stock outstanding as of March 1, 2007.

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




                                       -20-
                                            Amount and
                                             nature of
                                            beneficial     Percent of
Name and address of beneficial owner        ownership       class (1)

Albert E. Whitehead,                        14,803,125 (2)   29.56%
Chairman of the Board and
Chief Executive Officer
3214 E. 73rd Street
Tulsa, OK  74136-5927

John C. Kinard,                               631,331 (3)     1.26%
Director
52 S. Roslyn Street
Denver, CO  80230

Montague H. Hackett, Jr.                    2,011,210 (4)     4.01%
Director
550 Park Avenue
New York, NY  10021

George H. Plewes                            2,670,000 (5)      5.33%
Former Director
P. O. Box HM 1431
Hamilton HMFX
Bermuda

All current directors and executive officers
as a group (3 persons)                    17,445,666 (6)     34.83%

(1) The percentage ownership for each person is calculated in accordance with the rules of the SEC, which provide that any shares a person is deemed to beneficially own by virtue of having a right to acquire shares upon the conversion of options or other rights are considered outstanding solely for purposes of calculating such person's percentage ownership.

(2)  This number includes: (i) 11,842,842 shares directly owned by the Albert
E. Whitehead Living Trust, of which Mr. Whitehead is the trustee; and (ii) 125,000 shares Mr. Whitehead has the right to acquire pursuant to a warrant and, (iii) 20,000 shares owned by Mr. Whitehead's grandchildren for which he acts as custodian and, (iv) 2,815,283 shares directly owned by the Lacy E. Whitehead Living Trust, of which Ms. Whitehead, Mr. Whitehead's wife, is trustee. Mr. Whitehead disclaims any interest in the shares owned by the Lacy
E. Whitehead Living Trust and the shares owned by his grandchildren.

(3)  This number includes: (i) 161,331 shares directly owned by Mr. Kinard;
(ii) 320,000 shares Mr. Kinard has the right to acquire pursuant to options granted to him under the 1995 Stock Option Plan; and (iii) 150,000 shares directly owned by Mr. Kinard's wife, of which Mr. Kinard disclaims any interest.

(4)  This number includes (i) 1,798,710 shares directly owned by Mr. Hackett
(ii) 150,000 shares Mr. Hackett has the right to acquire under the Company's 2006 Stock Option Plan and, (iii) 62,500 shares Mr. Hackett has the right to acquire pursuant to a warrant.

(5)  This number includes (i) 2,000,000 shares held directly by Mr. Plewes,
(ii) 500,000 shares Mr. Plewes has the right to acquire pursuant to a warrant, and (iii) 170,000 shares issuable upon the exercise of options granted under
                                       -21-
the Company's 1995 Stock Option Plan.

 (6) This number includes 470,000 shares issuable upon the exercise of options granted under the 1995 and 2006 Stock Option Plans.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
            INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

From time to time in the past, Mr. Whitehead, the Company's C.E.O., has advanced the Company monies to finance its operating activities. There were no such amounts advanced during the fiscal year ended December 31, 2006. None of the amounts previously advanced by Mr. Whitehead were paid back during the fiscal year ended December 31, 2006. No interest is being accrued on the advanced amount. As of December 31, 2006, the Company owed Mr. Whitehead $274,682 in connection with advances made to the Company.

DIRECTOR INDEPENDENCE

The Company has determined that each of Mr. Kinard and Mr. Hackett is "independent" within the meaning of Rule 4200(a)(15) of the NASDAQ listing standards. Because of the small size of the Company's Board of Directors, the Company has not established any committees. Rather, the entire Board acts as, and performs the same functions as, the audit committee, compensation committee and nominating committee. Mr. Whitehead is not considered "independent" within the meaning of Rule 4200(a)(15) of the NASDAQ listing standards.

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

10.3  Americomm Cheyenne River Development Prospect Agreement dated March
       4, 1998 by and among the Company, Fred S. Jensen, Richard A. Bate,
       A. R. Briggs and Thomas L. Thompson (incorporated herein by reference to Exhibit 10(j) of the Company's Form 10-QSB for the period ended June 30, 1998, which was filed August 12, 1998)

 10.4  Farmout Agreement dated November 15, 2000 by and among the Company and
                                       -22-
       the other parties named therein (incorporated hereby reference to Exhibit 10(e) of the Company's Form 10-KSB for the year ended
       December 31, 2000, which was filed March 29, 2001)

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

 10.8 2006 Stock Incentive Plan (incorporated herein by reference to Exhibit A to the Company's 2006 Proxy Statement on Schedule 14A dated May 10,
       2006).

 10.9 Form of Non-qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.2 to the Company's Form 8-K dated June 5, 2006, which was filed on June 9, 2006).

 10.10 Form of Non-qualified Stock Option Agreement for Non-employee Directors (incorporated herein by reference to Exhibit 10.3 to the Company's Form 8-K dated June 5, 2006, which was filed on June 9, 2006).

 10.11 Form of Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.4 to the Company's Form 8-K dated June 5, 2006, which was filed on June 9, 2006).

 10.12 Form of Securities Purchase Agreement entered into between Empire Petroleum Corporation and certain accredited investors in connection with 2006 private placement (incorporated herein by reference to Exhibit
       10.1 to the Company's Form 10-QSB for the period ended June 30, 2006, which was filed on August 23, 2006).

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

The following is a summary of the fees billed or to be billed to the Company by Tullius Taylor Sartain & Sartian LLP, the Company's independent registered public accounting firm, for professional Services rendered for the fiscal years ended December 31, 2006 and December 31, 2005:

Fee Category              Fiscal 2006 Fees          Fiscal 2005 Fees
                                       -23-
Audit Fees (1)              $ 26,630                   $22,625
Audit-Related Fees (2)          -0-                       -0-
Tax Fees                        -0-                       -0-
All Other Fees (3)              -0-                       -0-

Total Fees                  $ 26,630                   $22,625

(1) Audit Fees consist of aggregate fees billed for professional services rendered for the audit of the Company's annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2006 and December 31, 2005, respectively.

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




























                                       -24-
                                 SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Empire Petroleum Corporation
                                     (Registrant)

Date:  April 2, 2007                 By:        /s/Albert E. Whitehead
                                                Albert E. Whitehead
                                                Chief Executive Officer
                                                (principal executive officer,
                                                 principal financial officer
                                                 and principal accounting
                                                 officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                 Title                              Date

/s/Albert E. Whitehead    Chairman, Chief Executive Officer  April 2, 2007
Albert E. Whitehead

/s/John C. Kinard         Director                           April 2, 2007
John C. Kinard

/s/Montague H. Hackett, Jr.  Director                        April 2, 2007
Montague H. Hackett, Jr.





























                                       -25-
                       EMPIRE PETROLEUM CORPORATION

                          FINANCIAL STATEMENTS

                               CONTENTS

                                                     Page No.

Balance Sheet at December 31, 2006                     F-2
Statements of Operations for the years ended
  December 31, 2006 and December 31, 2005              F-3
Statements of Changes in Stockholders' Equity
  for the years ended December 31, 2006 and
  December 31, 2005                                    F-4
Statements of Cash Flows for the years ended
  December 31, 2006 and December 31, 2005              F-5
Notes to Financial Statements                    F-6 through F-14












































                     EMPIRE PETROLEUM CORPORATION

                         FINANCIAL STATEMENTS

                          DECEMBER 31, 2006

                         REPORT OF INDEPENDENT
                  REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Empire Petroleum Corporation

We have audited the accompanying balance sheet of Empire Petroleum Corporation as of December 31, 2006, and the related statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Empire Petroleum Corporation as of December 31, 2006, and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005 in conformity with U.S. generally accepted accounting principles.

As discussed in Note 6 to the financial statements the Company adopted Statement of Financial Accounting Standards No. 123 (R), "Share-Based Payment".

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has been incurring significant losses and has a significant working capital deficiency at December 31, 2006. The ultimate recoverability of the Company's investment in its oil and gas interests is dependent upon the existence, discovery and development of economically recoverable oil and gas reserves and the ability of the Company to obtain necessary financing to carry out its exploration and development program.
This condition raises substantial doubt about the Company's ability to continue as a going concern. Management's plan concerning this matter is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                  /s/ TULLIUS TAYLOR SARTAIN & SARTAIN LLP
                                      Tulsa, Oklahoma
                                      April 2, 2007





                                       F-1
                               BALANCE SHEET


             ASSETS                                December 31,
                                                          2006
                                                   ___________

Current assets:
  Cash                                             $    60,786
  Accounts receivable (net of allowance
                       of $3,750)                       90,145
                                                   ___________

         Total current assets                          150,931
                                                   ___________

Property & equipment, net of accumulated
   depreciation and depletion                        1,799,672
                                                   ___________

                                                  $  1,950,603
                                                   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities        $    111,522
  Accounts payable to related party                    274,682
  Note payable                                         106,121
                                                   ___________

        Total current liabilities                      492,325

Long term liabilities:
  Asset retirement obligation                           18,000
                                                   ___________
        Total liabilities                              510,325
                                                   ___________
Stockholders' equity
  Common stock-$.001 par value, authorized              50,080
   100,000,000 shares, issued 50,080,190 shares
  Additional paid in capital                        10,487,176
  Accumulated deficit                               (9,096,978)
                                                   ___________

        Total stockholders' equity                   1,440,278
                                                   ___________

                                                  $  1,950,603
                                                   ===========


See accompanying notes to financial statements.








                                    F-2
                         EMPIRE PETROLEUM CORPORATION

                          STATEMENTS OF OPERATIONS

                   Years ended December 31, 2006 and 2005

                                               2006               2005
                                         ___________       ___________

Revenue:
  Petroleum sales                        $   102,476       $    57,588

Costs and expenses:
  Operating expenses                         161,467            82,870
  General and administrative                 252,353           164,494
  Reversal of accrued lease obligation             0          (222,561)
  Leasehold impairment                             0           188,507
                                         ___________       ___________

                                             413,820           213,310
                                         ___________       ___________

Operating loss                              (311,344)         (155,722)

Other (income) and expense:
  Interest expense                              6,900            6,900
  Interest income                           (     148)               0
  Miscellaneous                             (      64)          (4,431)
                                          ___________       __________

Total other (income) and expense                6,688            2,469
                                          ___________       __________

Net loss                                  $  (318,032)        (158,191)
                                          ___________       __________

Net loss per common share                 $      (.01)      $     (.00)
                                          ___________       __________
Weighted average number of
 common shares outstanding -
 Basic and diluted                         45,810,272       40,701,069
                                          ___________       __________












See accompanying notes to financial statements





                                       F-3
                        EMPIRE PETROLEUM CORPORATION
              STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  Years ended December 31, 2006 and 2005



                                   Additional
                           Par     Paid in     Accumulated
              Shares       Value   Capital       deficit       Total
              ___________  _______  ___________  ____________  ___________

Balances January 1, 2005

               37,830,190  $37,830  $8,418,135   $(8,620,755)  $( 164,790)

Net loss           -          -           -       (  158,191)   ( 158,191)

Value of services
 Contributed by
 Employee          -          -         50,000           -         50,000

Issuance of Common Stock

               5,000,000     5,000     427,125           -        432,125

Stock Purchase Warrant
                                        67,875                     67,875
               __________  _______   __________  ___________  ___________

Balances December 31, 2005

               42,830,190   42,830    8,963,135   (8,778,946)     227,019

Net loss            -         -           -       (  318,032)    (318,032)
Value of services
 contributed by
 Employee           -         -          50,000        -           50,000

Issuance of Stock Options                31,291                    31,291

Issuance of Common Stock

                 7,250,000   7,250    1,298,075         -       1,305,325

Stock Purchase Warrants
                                        144,675                   144,675
                __________  _______   _________    __________   ___________

Balances December 31, 2006

                50,080,190  $50,080  $10,487,176  $(9,096,978) $1,440,278

See accompanying notes to financial statements







                                       F-4
                        EMPIRE PETROLEUM CORPORATION

                         STATEMENTS OF CASH FLOWS
                  Years ended December 31, 2006 and 2005

                                            2006             2005
                                        ___________      ___________
Cash flows from operating activities:
Net loss                                $ (318,032)      $  (158,191)
Adjustments to reconcile net loss to
net cash used in operating activities:

   Reversal of accrued lease obligation          0          (222,561)
   Leasehold impairment                     18,000           188,507
   Value of services contributed by
      Employee                              50,000            50,000
   Stock Option Plan expense                31,291                 0
Change in operating assets and
  liabilities:

   Accounts receivable                     (51,293)          (29,643)
   Accounts payable and accrued
     liabilities                           (27,402)          (22,416)
                                        ___________      ___________
Net cash used in operating activities     (297,436)         (194,304)
                                        ___________      ___________

Cash flows from financing activities:
  Advances from related party                     0           60,190
  Proceeds from private equity placement  1,450,000          500,000
                                       ____________      ___________
Net cash provided by financing
  activities                              1,450,000          560,190
                                       ____________      ___________

Cash flows from investing activities:
  Lease interest acquisition-Gabbs Valley  (675,000)               0
  Well equipment & drilling costs          (786,070)               0
                                       ____________      ___________
Net cash provided by investing
  activities                             (1,461,070)               0
                                       ____________      ___________

Net increase (decrease) in cash            (308,506)	      365,886
Cash - Beginning                            369,292            3,406
                                       ____________      ___________
Cash - Ending                          $     60,786     $    369,292
                                       ____________      ___________






See accompanying notes to financial statements





                                       F-5
                        EMPIRE PETROLEUM CORPORATION

                        NOTES TO FINANCIAL STATEMENTS

                         DECEMBER 31, 2006 and 2005

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

1. Continuing operations:

The ultimate recoverability of the Company's investment in its oil and gas interests is dependent upon the existence and discovery of economically recoverable oil and gas reserves, the ability of the Company to obtain necessary financing to further develop the interests, and upon the ability to attain future profitable production. The Company has been incurring significant losses in recent years and has a significant working capital deficiency as of December 31, 2006.

Virtually all of the Company's assets are invested in the Gabbs Valley and Cheyenne River Prospects, both of which are unproved, that is, they have not been evaluated as being capable of producing economical quantities of reserves. The Company acquired additional leasehold interests in and drilled a test well on its Gabbs Valley Prospect in 2006. Completion of the test well was suspended pending evaluation of the geologic information and the securing of additional capital to continue the evaluation and possibly to complete the well. These efforts are continuing. In addition, the Company is evaluating the viability of the Cheyenne River Prospect.

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

2. Significant accounting policies:

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those
                                       F-6
estimates.

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

 (e) Stock option plan:

In 2006 the Company adopted SFAS No. 123 (R) Share Based Payment and expenses options granted over the vesting period based on the grant date fair value of the award.

(f) Obligations associated with the retirement of assets


                                      F-7
The Company has adopted the provisions of SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 amended SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies," and, among other matters, addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred, with the associated asset retirement cost capitalized as part of the related asset and allocated to expense over the asset's useful life.

This is a change from the approach taken under SFAS No. 19, whereby an amount for an asset retirement obligation was recognized using a cost-accumulation measurement approach. Under that approach, the obligation was reported as a contra-asset recognized as part of depletion and depreciation over the life of the asset without discounting. The Company applies its analysis to producing wells. The Company has accrued $18,000 at December 31, 2006, which was recorded as an expense since the well costs have been fully impaired.

 (g) Recent Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. The Company has reviewed the recently issued pronouncements and concluded that the following new accounting standards are applicable.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS 123R) that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using the intrinsic value method as prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in our statement of operations. Under the adoption options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented ("the retroactive method"). The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of FAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The effective date of the new standard for our financial statements is the quarter ended March 31, 2006. The Company adopted SFAS 123R in 2006 (Note 6).

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" which replaces APB Opinion No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes In Interim Financial Statements." This statement changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires voluntary changes in accounting principles be recognized retrospectively to prior periods' financial statements, rather than recognition in the net income of the current period. Retrospective application requires restatements of prior period financial statements as if that accounting
                                       F-8
principle had always been used. This statement carries forward without change the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. The provisions of SFAS No. 154 are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material effect on the Company's financial position or results of operations.

In February 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 155 "Accounting for Certain Hybrid Financial Instruments" amending SFAS No. 133 and SFAS No. 140. SFAS No. 155 eliminates the exemption from applying SFAS No. 133 to securitized financial assets. The provisions of SFAS No. 155 are to be applied to financial instruments issued or acquired during fiscal periods beginning after September 15, 2006. The adoption of SFAS No. 155 is not expected to have a material impact on the Company's financial position or results of operations.

FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes" was issued in June, 2006. It clarifies recognition and derecognition criteria for tax positions taken in a return that may be subject to challenge upon audit. If it is "more likely than not", the benefit is to be recognized in the financial statements. Conversely, if the position is less likely than not to be sustained, the benefit should not be recognized. The recognition/ derecognition decision should be reflected in the first interim period when the status changes and not deferred to a future settlement upon audit. Tax reserves to cover aggressive positions taken in filed returns are no longer allowable. Each issue must be judged on its own merits and a recognition/derecognition decision recorded in the financial statements. The interpretation is effective for fiscal years beginning after December 15, 2006. This interpretation is not expected to have a material effect on the Company's financial position or results of operations in future periods.

In September 2006, the FASB issued SFAS No. 157 "Fair Value Measurements" which amends and puts in one place guidance on the use of fair value measurements which had previously been included in various APB Opinions and FASB Standards. No extensions of the use of fair value measurements are contained in this new pronouncement and with some special industry exceptions (e.g., broker-dealers) no significant changes in practice should ensue. The standard is to be applied to financial statements beginning after November 15, 2007. The adoption of SFAS No. 157 is not expected to have a material impact on Empire's financial position or results of operations.

Also in September 2006, the FASB issued SFAS No. 158 "Employers' Accounting for Defined Benefit Pension Plans and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)". This standard requires recognition in the balance sheet of the funded status of pension plans, rather than footnote disclosure which has been current practice. Publicly traded companies are to reflect the new standard in financial statements ending after December 15, 2006 and non-public companies are to apply it in statements ending after June 15, 2007. Because Empire does not maintain a defined benefit pension plan and has no plans to do so, this standard should not have any impact on the Company's financial position or results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". This standard permits entities to choose to measure many financial instruments and certain other items at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar
                                       F-9
types of assets and liabilities. It is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of the standard to have a material effect on its financial statements and related disclosures.

3. Property and equipment:

In 2002, the Company's management determined that an impairment allowance of $6,496,614 was necessary to properly value the Company's oil and gas properties bringing the net book value of the oil and gas properties to $594,915. The basis for the impairment was the determination by the United States Bureau of Land Management ("BLM") that it does not consider the Timber Draw #1-AH well economic. In other words, under the BLM's criteria for economic determination, the well will not pay out the cost incurred to drill and complete the well. However, by authority of the BLM, for the period from April to November 2003, the well was tested for production using production periods of ten days per month. The BLM also advised the Company that since it did not commence another test well prior to August 12, 2002, the Timber Draw Unit had been terminated. Furthermore, a bottom hole pressure survey conducted in April 2002 indicated a limited reservoir for the well. The basis of the impairment described above was calculated using an estimated $10 per acre market price for the leases multiplied by the Company's working interest. During 2003, the Company recorded impairment charges of $266,778 based on working interest percentages granted to a third party for performance of certain activities and management's assessment of certain undeveloped lease values. During 2004, pursuant to the Farmout Agreement, a third party conducted a seismic survey and drilled a test well in the Cheyenne River Prospect. As a result of the reduction in the Company's working interest, a further impairment charge of $188,507 was recorded in 2005. The net book value of the Company's interest in the Cheyenne River Prospect at December 31, 2006 is $139,630.

In 2003, the Company acquired a 10% interest in the Gabbs Valley Prospect of Western Nevada by issuing 2,000,000 shares of Company stock. The Company has recorded its investment at $200,000. In 2005, the Company conducted a seismic survey of the Gabbs Valley Prospect based on the results of the seismic survey, during 2006, the Company entered into an agreement to increase its working interest in the prospect to 40% by paying $675,000 plus 55% of the drilling costs through completion. The Company contracted a drilling rig, which commenced drilling the Empire Cobble Cuesta 1-12-12N-34E, Nye County, Nevada in September 2006. After reaching a depth of 5,195 feet the Company ceased drilling operations, ran electronic logs, installed a wellhead, and conditioned the hole so that it might be re-entered or deepened at a later date. The Company has conducted an extensive review of the data obtained from the drilling and logging operation and plans to resume testing in 2007. The total gross acres of this prospect was increased to 75,721 acres by the acquisition of 30,917 acres from the U. S. Department of Interior in June, 2006 at a cost of $36,689. The Company's portion of well equipment and intangible drilling costs to date amounts to $786,070. The total cost of the Company's investment in the Gabbs Valley Prospect at December 31, 2006 is $1,661,070.

The Company's other property and equipment, totaling $2,561 at December 31, 2006, consists entirely of office furniture, fixtures and equipment, which are fully depreciated.

4.    NOTES PAYABLE:

In December 2001, the Company executed a note with Weatherford
U.S., L.P. to satisfy an outstanding indebtedness for service in
                                       F-10
the drilling of the Timber Draw #1-AH well. The principal amount of this note was $108,334 with interest payments at 10% per annum commencing on May 27, 2001, until all interest and principal amounts are paid in full. Timely payments were made in accordance with the terms of this note through March 2002. In April 2002, the "payee" of this note agreed to a revised payment schedule extending final payment of $66,997 from April 10, 2002, until June 10, 2002. In connection with this payment schedule, an initial payment of $10,000 was made in April 2002, however, since that time, no further payments have been made. At December 31, 2006, the Company has accrued a liability of $106,121 in connection with this note.

5.  Capital Stock:

In 2005, the Company raised $500,000 of net proceeds by selling 5,000,000 shares of newly issued common stock along with warrants to purchase 1,250,000 shares of common stock which, subject to certain restrictions, may be exercised for a period of one year at an exercise price of $0.25. Proceeds of the original placement were allocated $67,875 to common stock warrants and $432,125 to common stock and paid in capital. The value assigned to the warrants was determined using the Black-Scholes option valuation method with the following assumptions: no dividend yield, expected volatility of 154%, risk free interest rate of 3.28% and expected life of one year. In 2006, the warrants were extended twice; the extensions reduced the value of the warrants to $18,250. Assumptions used for the extensions were: no dividend yield, expected volatility of 153%, risk free interest rate of 4.86% and expected life of 6 months. Subsequent to December 31, 2006 the warrants were extended to August 2007.

In 2006, the Company raised an additional $1,450,000 of net proceeds by selling 7,250,000 shares of newly issued stock along with warrants to purchase 1,812,500 shares of common stock, which, subject to certain restrictions, may be exercised for a period of one year at an exercise price of $0.50. Proceeds of the placement were allocated $144,675 to common stock warrants and $1,305,325 to common stock and paid in capital. The value assigned to the warrants was determined using the Black-Scholes option valuation method with the following assumptions: no dividend yield, expected volatility of 148% risk-free interest rate of 5.09% and an expected life of one year.

6. Stock options:

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

At the Company's 2006 Annual Meeting of Stockholders, the stockholders approved the 2006 Stock Incentive Plan ("the Plan"). The Plan permits the issuance of stock options, restricted stock awards, and performance shares to employees, officers, directors, and consultants of the Company. Initally, and until such time as the Board creates a Compensation Committee, the Board of Directors will administer the Plan. The total number of shares of common stock that may be issued pursuant to awards under the Plan is 5,000,000. Under the Plan, no participant may receive awards of stock options that cover in the aggregate more than 500,000 shares of common stock in any fiscal year. Unless terminated by the Board, or upon the granting of awards covering all
                                      F-11
of the shares subject to the Plan.  The Plan shall terminate on June 5, 2016.

The Company has adopted SFAS No. 123(R) "Share-Based Payment" in the first quarter of 2006 and expenses the cost of options granted over the vesting period of the option based on the grant-date fair value of the award. For the year ended December 31, 2006, the Company recognized an expense of $31,291 related to Options granted under the Plan.

Fair values were estimated at the date of grant of the options, using the Black-Scholes option valuation model with the following weighted average assumptions: risk-free interest rate of 5.07%, volatility factor of the expected market price of the Company's common stock of 144%, no dividend yield on the Company's common stock, and a weighted average expected life of the options of 9.62 years. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. For purposes of determining the expected life of the options, the Company utilizes the Simplified Method as defined in Staff Accounting Bulletin No. 107 issued by the Securities and Exchange Commission.

In addition options valuation models require the input of highly subjective assumptions including stock price volatility.

As of December 31, 2006, there was no unrecognized compensation expense related to nonvested share-based compensation arrangements under the Plan.

A summary of the Company's Incentive Plan as of December 31, 2005 and changes during the year is presented below:

                                                           Weighted Average
                                           Shares           Exercise Price
                                         _________         _________________

Outstanding at Beginning of Year 2006      575,000                .65

Granted                                    190,000                .22

Cancelled or Exercised                     (10,000)               .53
                                         __________

Outstanding at End of Year 2006            755,000                .54
                                         ==========             =======

During the year ended December 31, 2006 the Company granted options of 190,000 shares of common stock at an average exercise price of $0.22.

The following table summarizes information about stock options outstanding at December 31, 2006:

                   Options Outstanding              Options Exercisable
           _________________________________________________________________

                            Weighted
                            Average       Weighted                Weighted
Range of       Number       Remaining     Average    Number       Average
Exercise       Outstanding  Contractual   Exercise   Exercisable  Exercise
Prices         at 12/31/06  Life          Price      at 12/31/06  Price
____________________________________________________________________________

$0.10-$1.375   755,000      5.21 Years    $0.54      755,000      $0.54
                                       F-12
No options were granted in 2005.

7. Income taxes:

The provision for income taxes differs from the amount obtained by applying the Federal income tax rate of 34% to income before income taxes. The difference relates to the following items:

                                          2006            2005
Statutory tax rate                         34%             34%
                                       ___________    __________

Expected tax benefit                   $(102,000)    $  (54,000)
Benefit of losses not recognized         102,000         54,000
                                       ___________   ___________

Tax provision (benefit) as reported    $        -    $     -
                                       ___________   ___________

The components of deferred income taxes at December 31, 2006 are as follows:

Deferred tax assets:
  Loss carry-forwards                  $ 1,017,000
  Valuation allowance                     (500,000)
                                       ___________
                                           517,000
Deferred tax liabilities:
  Property and equipment                   517,000
                                       ___________
Net deferred taxes                     $         -
                                       ___________

At December 31, 2006, the Company had net operating loss carryforwards of approximately $2,996,000 which expire beginning in 2011.

Utilization of the Company's loss carryforwards is dependent on realizing taxable income. Deferred tax assets for these carryforwards have been reduced by a valuation allowance.

8. Oil Sale Revenue

The Company currently records revenue from petroleum sales when received from the operator of the well. Oil Sale Revenue is reported net of working interest and overriding royalty amounts due. Prior to 2006, the Company was responsible for distributing allocable portions of oil sale revenue to working interest and royalty owners for production in the Cheyenne River Prospect. Accordingly, a liability for estimated royalty payments was recorded when oil sale proceeds were received since a division order had not been completed, certain amounts were credited to royalties payable until the division order issue was resolved.

In 2006, Division Orders were completed on the Timber Draw and Hooligan Draw Units. Based on those Division Orders, the current operator disbursed royalty payments to overriding royalty interest owners which were approximately $49,000 lower Than the undistributed and previously accrued amounts, and this amount is credited to petroleum sales.

9. Related party transactions:

During 2005, the Company's Chief Executive Officer advanced an additional
                                       F-13
$60,190 for operating expenses which the Company has recorded in accounts payable to related party in the accompanying balance sheet.

Coastal Energy Company Nevada (formerly PetroWorld Nevada Corp.) is a participant in the Gabbs Valley Prospect with a seismic option under which it has elected to drill a well and earn a 30% interest from Cortez Exploration, LLC. The Company's Chief Executive Officer is a member of the Board of Directors of its parent company Coastal Energy Company (formerly PetroWorld Corporation) and owns approximately 1.63(%) percent of the parent Company which is traded on the AIM Exchange in London and the Toronto Venture Exchange in Toronto. Accounts receivable from Coastal totaled $56,165 at December 31, 2006. Such Amount was paid as of February 13, 2007.

10. Operating lease:

The Company leases office space under a month to month operating lease agreement with an unrelated party. Monthly lease payments are $994 per month.

Rent expense for each of the years ended December 31, 2006 and 2005, respectively, was $11,930 and $11,930.

11.  Contingencies:

The Company's former management (Messrs. McGrain and Jacobsen) entered into a lease agreement for office space in Canada. This office was closed after Messrs. McGrain and Jacobsen resigned as officers of the Company. This lease agreement called for monthly lease and tax payments of approximately $6,834 (Canadian) through April of 2006. The Company accrued its obligation under the lease through the first quarter of 2005. During the second quarter of 2005, the Company determined that the statute of limitations had expired with respect to its obligation under the lease. Accordingly, in 2005 the Company reversed expenses of $222,561 previously recorded for the lease.


























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



April 2, 2007                     /s/ Albert E. Whitehead
                                  Albert E. Whitehead, Chief Executive
                                  Officer (and principal financial officer)

EXHIBIT 32

                        CERTIFICATION PURSUANT TO
              18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report of Empire Petroleum Corporation (the "Company") on Form 10-KSB for the period ending December 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Albert E. Whitehead, Chief Executive Officer (and principal financial officer)of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


April 2, 2007                 /s/ Albert E. Whitehead
                              Albert E. Whitehead, Chief Executive Officer
                              (and principal financial officer)

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

The foregoing certification is being furnished to the Securities and Exchange Commission as an exhibit to the Report and shall not be considered filed as part of the Report.