Form 10QSB
period 2007-03-31
EMPIRE PETROLEUM CORP
filed 2007-05-15
CIK 887396

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                               Form 10-QSB



(Mark One)

[X] Quarterly Report Under Section 13 OR 15(d) of the Securities
    Exchange Act of 1934

             For the quarterly period ended March 31, 2007

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

Common Stock, $.001 Par Value 50,080,190 shares outstanding as of
March 31, 2007.

Transitional Small Business Disclosure Format: [ ] Yes [X] No
                      EMPIRE PETROLEUM CORPORATION

                        INDEX TO FORM 10-QSB

Part I. FINANCIAL INFORMATION                               Page

Item 1. Financial Statements

Balance Sheet at March 31, 2007 (Unaudited)                    1
Statements of Operations for the three months
    ended March 31, 2007 and 2006 (Unaudited)                  2
Statements of Cash Flows for the three months ended
    March 31, 2007 and 2006 (Unaudited)                        3

Notes to Financial Statements                                4-7

Item 2. Management's Discussion and Analysis                 7-9

Item 3. Controls and Procedures                                9

Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                       9


Signatures                                                     9



































PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS


                      EMPIRE PETROLEUM CORPORATION

                             BALANCE SHEET


                                                            March 31,

                                                                2007

ASSETS                                                    (Unaudited)
                                                         ___________
Current assets:
  Cash                                                   $    95,431
  Accounts receivable (net of allowance of $3,750)            19,065
		                                             ___________
Total current assets                                         114,496

Property & equipment, net of accumulated
  depreciation and depletion                               1,013,602
                                                         ___________
Total Assets             	                          $  1,128,098
                                                         ___________


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued
    liabilities                                          $   133,402
  Accounts payable to related party                          274,682
  Note payable                                               107,846
                                                         ___________
Total current liabilities                                    515,930

Long term liabilities:
  Asset retirement obligation                                 18,000
                                                         ___________
Total liabilities                                            533,930
                                                         ___________

Stockholders' equity:
  Common stock - $.001 par value, authorized
     100,000,000 shares, issued 50,080,190 shares             50,080
  Additional paid in capital                              10,499,676
  Accumulated deficit                                     (9,955,588)
                                                         ___________
Total stockholders' equity                                   594,168
                                                         ___________

Total liabilities and stockholders' equity               $ 1,128,098
                                                         ___________


See accompanying notes to financial statements.

                                    -1-
                         EMPIRE PETROLEUM CORPORATION

                           STATEMENTS OF OPERATIONS

                                 (Unaudited)


                                                Three Months Ended
                                             ________________________

                                                     2007        2006
                                             ____________  __________
Revenue:
  Petroleum sales                            $        649 $     1,646

Costs and expenses:
  Production & operating                            4,071      59,416
  General & administrative                         43,783      65,892
  Well abandonment                                809,750
                                             ____________ ___________
                                                  857,604     125,308
                                             ____________ ___________
  Operating income (loss)                        (856,955)   (123,662)
                                             ____________ ___________
Other (income) and expense:
  Interest income                                  (   71)          0
  Interest expense                                  1,725       1,725
                                             ____________  __________

Total other (income) expense                        1,654       1,725
                                             ____________  __________

Net income (loss)                            $   (858,609) $(125,387)
                                             ____________  __________

Net income (loss) per common share           $       (.02)  $     .00
                                             ____________  __________
Weighted average number of common shares
  outstanding                                  50,080,190  42,830,190
                                             ____________  __________




See accompanying notes to financial statements.















                                       -2-
                      EMPIRE PETROLEUM CORPORATION

                        STATEMENTS OF CASH FLOWS

                              (UNAUDITED)

                                                Three Months Ended

                                               March 31,     March 31,
                                                   2006          2005
                                              _________     _________
Cash flows from operating activities:
  Net income (loss)                           $(858,609)    $(125,387)

Adjustments to reconcile net income (loss) to net cash used in operating activities:

  Value of services contributed by employees     12,500        12,500
  Well abandonment                              809,750             0

(Increase) decrease in assets:
  Accounts receivable                            71,080       (26,122)

Increase (decrease) in liabilities:
  Accounts payable and accrued expenses           3,604         2,760
                                               ________      ________
Net cash used in operating activities            38,325      (136,249)
                                               ________      ________
Cash flows from financing activities:

  Advances from related party                         0             0
  Proceeds from private equity placement              0             0
                                               ________      ________
Net cash provided by financing activities             0             0
                                               ________      ________
Cash flows from investing activities:

  Lease interest acquisition-Gabbs Valley             0             0
  Well equipment and drilling costs            (  3,680)            0
                                              _________      ________
Net cash used by investing activities          (  3,680)            0
                                               ________      ________

Net increase (decrease) in cash                  34,645      (136,249)

Cash - Beginning                                 60,786       369,292
                                               ________      ________
Cash -Ending                                   $ 95,431      $233,043
                                               ________      ________




See accompanying notes to financial statements.






                                   -3-
                        EMPIRE PETROLEUM CORPORATION

                       NOTES TO FINANCIAL STATEMENTS

                              MARCH 31, 2007

                                (UNAUDITED)

1.     BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES:

The accompanying unaudited financial statements of Empire Petroleum Corporation (Empire, or the Company) have been prepared in accordance with United States generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, the results of operations, and the cash flows for the interim period are included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

The information contained in this Form 10-QSB should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2006 which are contained in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission (the SEC) on April 3, 2007.

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

In 2003, the Company engaged a partner to explore its Cheyenne River Prospect, and signed an agreement to acquire a 10% interest in a block of acreage in the Gabbs Valley Prospect of western Nevada. In June 2005, the Company completed a private placement of 5,000,000 shares of its common stock along with warrants to purchase 1,250,000 shares of its Common Stock for an aggregate purchase price of $500,000. Subject to certain restrictions, the warrants may be exercised until August 2007 (extended from the previous date of June 2006) at an exercise price of $0.25 per share. Proceeds of the private placement were allocated $67,875 to common stock warrants and $432,125 to common stock and paid-in capital. These funds were used for general corporate purposes and
                                       -4-
to pay the Company's share of the costs associated with its 10% interest in the Gabbs Valley Oil Prospect in Nevada. By subsequent agreement with Cortez Exploration, LLC (formerly O. F. Duffield) dated May 8, 2006, Empire acquired an additional 30% interest by agreeing to pay $675,000 in land and related costs to Cortez and 45% of the drilling and completion costs on a test well to be known as the Empire Cobble Cuesta 1-12-12-34E, Nye County, Nevada. When combined with the original 10% working interest in the well and lease block which was expanded to 75,721 gross acres by the acquisition of an additional 30,917 acres from the U. S. Department of the Interior on June 14, 2006, the Company's working interest increased to 40%, after paying 55% of the drilling and completion costs of the Empire Cobble Cuesta 1-12-12N-34E test well. To fund this increased interest, the Company initiated a private placement of common stock along with warrants to purchase common stock in June 2006. In connection with this private placement, the Company issued 7,250,000 shares of common stock and warrants to purchase 1,812,500 shares of its common stock for an aggregate purchase price of $1,450,000 (See Note 4). The Company believes that its available cash as of March 31, 2007 will be sufficient to finance its operations and its oil and gas investing plans through the next nine months depending on the Company's decision based on the results of the Cobble Cuesta 1-12 test well and further exploration in the Gabbs Valley Prospect (See Note
4). In order to sustain the Company's operations on a long term basis, the Company intends to continue to look for merger opportunities and consider public or private financings. The Company anticipates that its Chief Executive Officer will advance the Company the funds necessary to continue its operations through the next nine months, if necessary. However, there is no assurance that he will do so.

Compensation of Officers and Employees

The Company's only executive officer serves without pay or other compensation. The fair value of these services is estimated by management and is recognized as a capital contribution. For the three months ended March 31, 2007, the Company recorded $12,500 as a capital contribution by its executive officer.

2.    NOTES PAYABLE:

In December 2001, the Company executed a note with Weatherford
U.S., L.P. to satisfy an outstanding indebtedness for service in the drilling of the Timber Draw #1-AH well. The principal amount of this note was $108,334 with interest payments at 10% per annum commencing on May 27, 2001, until all interest and principal amounts are paid in full. Timely payments were made in accordance with the terms of this note through March 2002. In April 2002, the "payee" of this note agreed to a revised payment schedule extending final payment of $66,997 from April 10, 2002, until June 10, 2002. In connection with this payment schedule, an initial payment of $10,000 was made in April 2002, however, since that time, no further payments have been made. At March 31, 2007, the Company has accrued a liability of $107,846 in connection with this note.

3.    PROPERTY AND EQUIPMENT:

The Company owns a working interest in approximately 33,485 acres of oil and gas leases located in Niobrara County, Wyoming (the "Cheyenne River Prospect") and an overriding royalty interest of between 1.5% and 2% in 40,758 acres of oil and gas leases located in or near the Cheyenne River Prospect. On March 31, 2004, a third party paid approximately $52,128 of the Company's lease rentals on 32,643 acres in the Cheyenne River Prospect in exchange for an option to drill a test well in order to earn an interest in the farmout block, which option was subject to the third party first completing a seismic survey
                                       -5-
covering 16 square miles in the Cheyenne River Prospect. This survey was completed in September of 2003. The processing and interpreting of the data from such survey was completed September 30, 2003, and earned the third party a 25% interest in the Timber Draw #1-AH well and prospect acreage. This third party commenced a test well in the NW/4NE/4 Section 15, Twp 39N, Rge 66W, Niobrara County, Wyoming, known as the Empire Hooligan Draw Unit #1-AH, on August 6, 2004. The well was drilled horizontally to a measured drilling depth of 9,332 feet. As a result of this earning well being drilled the Company's working interest in the Hooligan Draw #1-AH well and prospect acreage was reduced to 26.785% and to 17.5% of the Timber Draw #1-AH well.
The Company and the operator are currently considering alternative means of developing this prospect, including entering into a farmout pursuant to which a third party could earn an interest in this prospect for a drilling commitment. Additionally, the Company has also continued to explore opportunities to sell its interest in the Cheyenne River Prospect. As a result of the reduction in the Company's working interest as described above, the Company recorded an impairment charge of $188,507 in 2005.

On May 8, 2003, the Company entered into an agreement with O.F. Duffield
(now Cortez Exploration, LLC)(Duffield Agreement) to acquire a ten percent (10%) working interest in a block of acreage in the Gabbs Valley Prospect by agreeing to issue 2,000,000 shares of the Company's Common Stock to Mr. Duffield for such 10% interest. The shares were issued in July 2003. This block of acreage in the Gabbs Valley Prospect consists of federal leases covering 44,604 acres in Nye and Mineral Counties, Nevada in which Mr. Duffield had a 100% working interest. The shares were valued at $.10 per share based on the closing price of the Company's common stock on the date of issuance.

During September 2005, surveyors laid out a 19.5 mile seismic program on the Gabbs Valley Prospect, and a seismic survey was commenced in October 2005. Field work was carried out and final interpretation of the data was completed in November 2005. Based on the results of the seismic survey, the Company increased its working interest in the prospect to 40% (See Note 1) and contracted a drilling rig which commenced drilling the Empire Cobble Cuesta 1-12-12N-34E, Nye County, Nevada on September 14, 2006. Drilling operations were suspended October 23, 2006 in order to give the Company time to evaluate the drilling results. The total gross acres of this prospect was increased to 75,721 acres by the acquisition of 30,917 acres from the U. S. Department of the Interior on June 14, 2006.

Coastal Energy Company Nevada (CECN)(formerly PetroWorld Nevada Corp.)was a participant in the Gabbs Valley Prospect with a seismic option under which it elected to drill a well and earn a 30% interest from Cortez Exploration, Inc. The Company's Chief Executive Officer is a member of the Board of Directors of both CECN and its parent company Coastal Energy Company (formerly PetroWorld Corporation) and owns approximately 1.63 (%) percent of the parent Company which is traded on the AIM Exchange in London and the Toronto Venture Exchange in Toronto. Accounts receivable from Coastal totaled $4,449 at March 31, 2007.

On May 1, 2007, after further testing the Cobble Cuesta 1-12-12N-34E, the Company decided to plug and abandon the well since no hydrocarbons were present. The Company has recognized impairment expenses of $809,750 for the three month period ending March 31, 2007 which represents its share of capitalized drilling costs and estimated costs to plug and abandon the well (See Note 4).

4.    SUBSEQUENT EVENTS

On May 1, 2007 the Company announced it had re-entered and completed testing
                                       -6-
on the Empire Cobble Cuesta 1-12-12N-34E, Nye County, Nevada well. As no hydrocarbons were found, the Company has taken steps to plug and abandon the well. The Company plans to analyze data obtained from the Cobble Cuesta test well to determine if further drilling is warranted. As of March 31, 2007 the Company has capitalized $789,750 of well equipment and intangible drilling costs related to the Cobble Cuesta test well which have been expensed in the three month period ending March 31, 2007.

In April, 2007 the Company completed a privte placement of it common stock with total shares issued of 5,000,000 with an aggregate purchase price of $1,000,000. The private placement also included issuance of 1,250,000 warrants which have an exercise price of $.50 per share. Approximately $275,000 of the funds were used to pay for the Company's costs associated with the re-entry and testing of the Cobble Cuesta 1-12 well in the Gabbs Valley Prospect in Nevada and the remaining funds will be used for general Corporate purposes.

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

THREE MONTH PERIOD ENDED MARCH 31, 2007, COMPARED TO THREE MONTH PERIOD ENDED MARCH 31, 2006.

For the three months ended March 31, 2007, sales revenue decreased $997 to $649, compared to $1,646 for the same period during 2006. The decrease in sales revenue was the result of lower production from the Timber Draw #1-AH and the Hooligan Draw #1-AH wells.

Production and operating expenses decreased $55,345 to $4,071 for the three months ended March 31, 2007, from $59,416 for the same period in 2006. The decrease was primarily due to site preparation costs incurred in 2006, which were adjusted from expense to property and equipment in a subsequent quarter in 2006.

Well abandonment expenses increased $809,750 to $809,750 for the three months ended March 31, 2007 from $0 in 2006. The increase is due to the determination to plug and abandon the Cobble Cuesta test well in Nevada.

General and administrative expenses decreased by $22,109 to $43,783 for the three months ended March 31, 2007, from $65,892 for the same period in 2006. The decrease was primarily due to lower professional fees in 2007.

                                      -7-
There was no depreciation or depletion expense attributable to the three months ended March 31, 2007 and 2006, because the depreciable assets were fully depreciated.

For the three months ended March 31, 2007 and 2006, interest expense remained at $1,725. The Company accrued interest on the Weatherford note in both periods.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL
As of March 31, 2007, the Company had $95,431 of cash on hand.  In April,
2007 the Company raised $1,000,000 through a private placement of common stock along with warrants to purchase common stock. The Company believes that its cash on hand along with the proceeds of the private placement will allow it to finance its operations for the next nine months, and evaluate the future of the Gabbs Valley Prospect. The Company would likely continue to finance its cost through either a public or private financing. In order to sustain the Company's operations on a long term basis, the Company intends to continue to look for merger opportunities and consider public or private financings. The Company anticipates that its Chief Executive Officer will advance the Company the funds necessary to continue its operations through the next twelve months, if necessary. However, there is no assurance that he will do so.

ADVANCES FROM RELATED PARTY

Through March 31, 2005, the Company financed its operations primarily through advances made to the Company by the Albert E. Whitehead Living Trust, of which the Company's Chairman of the Board and Chief Executive Officer, Mr. Whitehead, is the trustee. At March 31, 2007 the Company is indebted to the Albert E. Whitehead Living Trust in the amount of $274,682.

MATERIAL RISKS

The Company has incurred significant losses from operations and there is no assurance that it will achieve profitability or obtain funds necessary to finance continued operations. For other material risks, see the Company's form 10-KSB for the period ended December 31, 2006, which was filed April 3, 2007.

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

                                       -8-
The Company undertakes no duty to update any of the forward-looking statements in this Form 10-QSB.

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

                                        EMPIRE PETROLEUM CORPORATION

Date:  May 15, 2007                     By: /s/ Albert E. Whitehead
                                                ___________________
                                                Albert E. Whitehead
                                                Chairman/CEO



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

       (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial
                                       -10-
       information; and

       (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

May 15, 2007                           /s/ Albert E. Whitehead
                                       Albert E. Whitehead,
                                       Chief Executive Officer and
                                         Principal Financial Officer

EXHIBIT 32

                        CERTIFICATION PURSUANT TO
                         18 U.S.C. SECTION 1350,
                         AS ADOPTED PURSUANT TO
              SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Empire Petroleum Corporation (the "Company") on Form 10-QSB for the period ending March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Albert E. Whitehead, Chief Executive Officer (and principal financial officer) of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

 (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

May 15, 2007                                /s/ Albert E. Whitehead
                                            Albert E. Whitehead
                                            Chief Executive Officer and
                                               Principal Financial Officer






















                                       -11-