Form 10QSB
period 2007-06-30
EMPIRE PETROLEUM CORP
filed 2007-08-02
CIK 887396

DRAFT #7
                              UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                               Form 10-QSB



(Mark One)

[X] Quarterly Report Under Section 13 OR 15(d) of the Securities
    Exchange Act of 1934

             For the quarterly period ended June 30, 2007

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

Common Stock, $.001 Par Value 55,080,190 shares outstanding as of
June 30, 2007.

Transitional Small Business Disclosure Format: [ ] Yes [X] No
                      EMPIRE PETROLEUM CORPORATION

                        INDEX TO FORM 10-QSB

Part I. FINANCIAL INFORMATION                               Page

Item 1. Financial Statements

Balance Sheet at June 30, 2007 (Unaudited)                     1
Statements of Operations for the three months and the six
    months ended June 30, 2007 and 2006 (Unaudited)            2
Statements of Cash Flows for the six months ended
    June 30, 2007 and 2006 (Unaudited)                         3

Notes to Financial Statements                                4-7

Item 2. Management's Discussion and Analysis                 7-9

Item 3. Controls and Procedures                             9-10

Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                      10


Signatures                                                    10



































PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                      EMPIRE PETROLEUM CORPORATION

                             BALANCE SHEET

                                                             June 30,

                                                                2007

ASSETS                                                    (Unaudited)
                                                         ___________
Current assets:
  Cash                                                   $   561,111
  Accounts receivable (net of allowance of $3,750)           142,374
		                                             ___________
Total current assets                                         703,485

Property & equipment, net of accumulated
  depreciation and depletion                               1,017,102
                                                         ___________
Total Assets             	                          $  1,720,587
                                                         ___________


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued
    liabilities                                          $   140,809
  Accounts payable to related party                          274,682
  Note payable                                               109,571
                                                         ___________
Total current liabilities                                    525,062

Long term liabilities:
  Asset retirement obligation                                 18,000
                                                         ___________
Total liabilities                                            543,062
                                                         ___________

Stockholders' equity:
  Common stock - $.001 par value, authorized
     100,000,000 shares, issued 55,080,190 shares             55,080
  Additional paid in capital                              11,507,176
  Accumulated deficit                                    (10,384,731)
                                                         ___________
Total stockholders' equity                                 1,177,525
                                                         ___________

Total liabilities and stockholders' equity               $ 1,720,587
                                                         ___________
See accompanying notes to financial statements.





                                    -1-
                         EMPIRE PETROLEUM CORPORATION

                           STATEMENTS OF OPERATIONS

                                 (Unaudited)


                              Three Months Ended           Six Months Ended

                                  June 30,                      June 30,
                         ____________________________  ________________________

                                  2007           2006          2007        2006
                         _____________  _____________  ____________  __________
Revenue:
  Petroleum sales        $       4,606  $      21,254  $      5,255  $   22,900
                         _____________  _____________  ____________  __________
                                 4,606         21,254         5,255      22,900
                         _____________  _____________  ____________  __________

Costs and expenses:
  Production & operating        42,755         36,704        46,825     96,120
  General & administrative      79,324         62,079       123,108    127,970
  Well abandonment expense     309,946              0     1,119,696          0
                          ____________  _____________  ____________  __________
                               432,025         98,783     1,289,629    224,090
                          ____________  _____________  ____________  __________
  Operating income (loss)     (427,419)      ( 77,529)   (1,284,374)  (201,190)
                          ____________  _____________  ____________  __________
Other (income) and expense:
  Miscellaneous                      0       (     43)            0   (     43)
  Interest income                    0       (    148)   (       71)  (    148)
  Interest expense               1,725          1,725         3,450      3,450
                          ____________  _____________  ____________  __________

Total other (income)
  expense                        1,725          1,534         3,379      3,259
                          ____________  _____________  ____________   _________

Net income (loss)         $   (429,144)  $   ( 79,063) $ (1,287,753) $(204,449)
                          ____________  _____________  ____________  __________

Net income (loss)
  per common share        $        .01   $        .00  $        .02  $      .00
                          ____________  _____________  ____________  __________
Weighted average number of
  common shares
  outstanding               54,524,634     42,830,190    52,302,412  42,830,190
                          ____________  _____________  ____________  __________


See accompanying notes to financial statements.








                                       -2-
                      EMPIRE PETROLEUM CORPORATION

                        STATEMENTS OF CASH FLOWS

                              (UNAUDITED)

                                                 Six Months Ended

                                                June 30,      June 30,
                                                   2007          2006
                                              _________     _________
Cash flows from operating activities:
  Net loss                                  $(1,287,753)    $(204,449)

Adjustments to reconcile net loss
  to net cash used in operating activities:

  Value of services contributed by employees     25,000        25,000
  Well abandonment costs                      1,119,696             0

(Increase) decrease in assets:
  Accounts receivable                          ( 52,229)      (58,692)

Increase (decrease) in liabilities:
  Accounts payable and accrued expenses          32,737       (25,499)
                                               ________      ________
Net cash used in operating activities          (162,549)     (263,640)
                                               ________      ________
Cash flows from financing activities:

  Proceeds from private equity placement      1,000,000       750,000
                                               ________      ________
Net cash provided by financing activities     1,000,000       750,000
                                               ________      ________
Cash flows from investing activities:

  Lease interest acquisition-Gabbs Valley             0      (225,000)
  Well drilling and testing costs              (337,126)     ( 30,122)
                                              _________      ________
Net cash used by investing activities          (337,126)     (255,122)
                                               ________      ________

Net increase in cash                            500,325       231,238

Cash - Beginning                                 60,786       369,292
                                               ________      ________
Cash -Ending                                   $561,111      $600,530
                                               ________      ________
Non-cash investing and financing activity:

   Accounts payable - lease interest
     Acquisition                                      0       450,000
                                               ________      ________

See accompanying notes to financial statements.





                                       -3-
                        EMPIRE PETROLEUM CORPORATION

                       NOTES TO FINANCIAL STATEMENTS

                               JUNE 30, 2007

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

In 2003, the Company engaged a partner to explore its Cheyenne River Prospect, and signed an agreement to acquire a 10% interest in a block of acreage in the Gabbs Valley Prospect of western Nevada. In June 2005, the Company completed a private placement of 5,000,000 shares of its common stock along with warrants to purchase 1,250,000 shares of its Common Stock for an aggregate purchase price of $500,000. Subject to certain restrictions, the warrants may be exercised until December 31, 2007 (extended from the previous date of August
2007) at an exercise price of $0.25 per share. Proceeds of the private placement were allocated $67,875 to common stock warrants and $432,125 to common stock and paid-in capital. These funds were used for general corporate
                                       -4-
purposes and to pay the Company's share of the costs associated with its then 10% interest in the Gabbs Valley Oil Prospect in Nevada. By subsequent agreement with Cortez Exploration, LLC (formerly O. F. Duffield) dated May 8, 2006, Empire acquired an additional 30% interest by agreeing to pay $675,000 in land and related costs to Cortez and 45% of the drilling and completion costs on a test well to be known as the Empire Cobble Cuesta 1-12-12-34E, Nye County, Nevada. When combined with the original 10% working interest in the well and lease block which was expanded to 75,721 gross acres by the acquisition of an additional 30,917 acres from the U. S. Department of the Interior on June 14, 2006, the Company's working interest increased to 40%, after paying 55% of the drilling and completion costs of the Empire Cobble Cuesta 1-12-12N-34E test well. To fund this increased interest, the Company initiated a private placement of common stock along with warrants to purchase common stock in June 2006. In connection with this private placement, the Company issued 7,250,000 shares of common stock and warrants to purchase 1,812,500 shares of its common stock for an aggregate purchase price of $1,450,000. In April, 2007 the Company raised $1,000,000 through a private placement of 5,000,000 shares of its common stock along with warrants to purchase 1,250,000 shares of its common stock (See Note 4). As of June 30, 2007, the Company had $561,111 of cash on hand. The Company is planning to drill another well in the Gabbs Valley Prospect. To fund this well the Company must either sell additional equity interests or find an industry partner(s) willing to participate.
In order to sustain the Company's operations on a long term basis, the Company intends to continue to look for merger opportunities and consider public or private financings. The Company anticipates that its Chief
Executive Officer will advance the Company the funds necessary to continue its operations through the next twelve months, if necessary. However, there is no assurance that he will do so.

Compensation of Officers and Employees

The Company's only executive officer serves without pay or other compensation. The fair value of these services is estimated by management and is recognized as a capital contribution. For the six months ended June 30, 2007, the Company recorded $25,000 as a capital contribution by its executive officer.

2.    NOTES PAYABLE:

In December 2001, the Company executed a note with Weatherford
U.S., L.P. to satisfy an outstanding indebtedness for service in the drilling of the Timber Draw #1-AH well. The principal amount of this note was $108,334 with interest payments at 10% per annum commencing on May 27, 2001, until all interest and principal amounts are paid in full. Timely payments were made in accordance with the terms of this note through March 2002. In April 2002, the "payee" of this note agreed to a revised payment schedule extending final payment of $66,997 from April 10, 2002, until June 10, 2002. In connection with this payment schedule, an initial payment of $10,000 was made in April 2002, however, since that time, no further payments have been made. At June 30, 2007, the Company had accrued a liability of $109,571 in connection with this note. However, subsequent to the quarter ended June 30, 2007, the Company settled this matter and received a comprehensive Release from Weatherford (See Note 5).

3.    PROPERTY AND EQUIPMENT:

The Company owns a working interest in approximately 27,900 acres of oil and gas leases located in Niobrara County, Wyoming (the "Cheyenne River Prospect") and an overriding royalty interest of between 1.5% and 2% in 40,758 acres of oil and gas leases located in or near the Cheyenne River Prospect. On March
                                       -5-
31, 2004, a third party paid approximately $52,128 of the Company's lease rentals on 32,643 acres in the Cheyenne River Prospect in exchange for an option to drill a test well in order to earn an interest in the farmout block, which option was subject to the third party first completing a seismic survey covering 16 square miles in the Cheyenne River Prospect. This survey was completed in September of 2003. The processing and interpreting of the data from such survey was completed September 30, 2003, and earned the third party a 25% interest in the Timber Draw #1-AH well and prospect acreage. This third party commenced a test well in the NW/4NE/4 Section 15, Twp 39N, Rge 66W, Niobrara County, Wyoming, known as the Empire Hooligan Draw Unit #1-AH, on August 6, 2004. The well was drilled horizontally to a measured drilling depth of 9,332 feet. As a result of this earning well being drilled the Company's working interest in the Hooligan Draw #1-AH well and prospect acreage was reduced to 26.785% and to 17.5% of the Timber Draw #1-AH well.
The Company and the operator are currently considering alternative means of developing this prospect, including entering into a farmout pursuant to which a third party could earn an interest in this prospect for a drilling commitment. Additionally, the Company has also continued to explore opportunities to sell its interest in the Cheyenne River Prospect. As a result of the reduction in the Company's working interest as described above, the Company recorded an impairment charge of $188,507 in 2005.

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

Coastal Energy Company Nevada (CECN)(formerly PetroWorld Nevada Corp.)was a participant in the Gabbs Valley Prospect with a seismic option under which it elected to drill a well and earn a 30% interest from Cortez Exploration, Inc. The Company's Chief Executive Officer is a member of the Board of Directors of both CECN and its parent company Coastal Energy Company (formerly PetroWorld Corporation) and owns approximately 1.63 (%) percent of the parent Company which is traded on the AIM Exchange in London and the Toronto Venture Exchange in Toronto. Accounts receivable from Coastal totaled $93,652 at June 30, 2007.

On May 1, 2007 the Company announced it had re-entered and completed testing on the Empire Cobble Cuesta 1-12-12N-34E, Nye County, Nevada well. As no hydrocarbons were recovered, the Company has taken steps to partially plug and abandon the well. The Company and its consultants have analyzed the data obtained from the Cobble Cuesta 1-12 and have concluded another well should be drilled on this prospect. The Company is pursuing one or more industry
                                       -6-
partners to drill the next test well, the timing of which will be determined by the BLM's posting for sale certain unleased lands situated on the Gabbs Valley Structure. For the six months ended June 30, 2007, based on the results of testing the well, the Company expensed $1,119,696 of equipment and intangible drilling costs which had been incurred to drill the test well.

4.  EQUITY

In April, 2007 the Company completed a private placement of 5,000,000 shares of its common stock along with warrants to acquire up to 1,250,000 shares of its common stock for an aggregate purchase price of $1,000,000. The warrants have an exercise price of $.50 per share and, subject to certain restrictions, may be exercised until April, 2008. Proceeds of the placement were allocated $80,000 to common stock warrants, and $920,000 to common stock and paid in capital. Approximately $337,000 of the funds were used to pay for the Company's costs associated with the re-entry and testing of the Cobble Cuesta 1-12 well in the Gabbs Valley Prospect in Nevada and the remaining funds have been or will be used for general Corporate purposes.

5.  SUBSEQUENT EVENT

Pursuant to a release dated as of July 27, 2007, the Company paid Weatherford
U. S., L.P. $10,000 in exchange for a comprehensive release of all claims it might have against the Company including release from the promissory note described in Note 2. As of June 30, 2007 the Company's liability under the note was $109,571. In the third quarter, the Company will report a gain of $99,571 from the release.

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

THREE MONTH PERIOD ENDED JUNE 30, 2007, COMPARED TO THREE MONTH PERIOD ENDED JUNE 30, 2006.

For the three months ended June 30, 2007, sales revenue decreased $16,648 to $4,606, compared to $21,254 for the same period during 2006. The decrease in sales revenue was the result of lower production from the Timber Draw #1-AH and the Hooligan Draw #1-AH wells.

Production and operating expenses increased $6,051 to $42,755 for the three months ended June 30, 2007, from $36,704 for the same period in 2006. The increase was primarily due to higher lease rental and
                                      -7-
consulting expenses.

Well abandonment expenses increased $309,946 for the three months ended June
30, 2007 from $0 in 2006. The increase is due to the determination to partially plug and abandon the Cobble Cuesta test well in Nevada.

General and administrative expenses increased by $17,245 to $79,324 for the three months ended June 30, 2007, from $62,079 for the same period in 2006. The increase was primarily due to higher professional fees in the second quarter of 2007.

For the three months ended June 30, 2007, interest expense remained at $1,725 which is the same as for the same period in 2006. The Company accrued interest on the Weatherford note in both periods.

SIX MONTH PERIOD ENDED JUNE 30, 2007, COMPARED TO SIX MONTH PERIOD ENDED JUNE 30, 2006.

For the six months ended June 30, 2007, sales revenue decreased $17,645 to $5,255, compared to $22,900 for the same period during 2006. The decrease in sales revenue was the result of lower production from the Timber Draw #1-AH and the Hooligan Draw #1-AH wells.

Well abandonment expenses increased $1,119,696 for the six months ended June 30, 2007 from $0 in 2006. The increase is due to the determination to partially plug and abandon the Cobble Cuesta test well in Nevada.

General and administrative expenses decreased by $4,862 to $123,108 for the six months ended June 30, 2007, from $127,970 for the same period in 2006. The decrease was primarily due to lower professional fees in the first quarter of 2007.

For the six months ended June 30, 2007, interest expense remained at $3,450 which is the same as for the same period in 2006. The Company accrued interest on the Weatherford note in both periods.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

As of June 30, 2007, the Company had $561,111 of cash on hand.  In April,
2007 the Company raised $1,000,000 through a private placement of common stock along with warrants to purchase common stock. The Company believes that its cash on hand will allow it to finance its operations for the next six months, and to participate in further testing of the Gabbs Valley
Prospect. In order to sustain the Company's operations on a long term basis, the Company intends to continue to look for merger opportunities and consider public or private financings. The Company anticipates that its Chief Executive Officer will advance the Company the funds necessary to continue its operations through the next twelve months, if necessary. However, there is no assurance that he will do so.

OUTLOOK

Neither of the Company's two wells in the Cheyenne River Prospect are producing in commercial quantities. The Company and the operator of these wells are currently considering alternative means of developing this prospect, including entering into a farmout pursuant to which a third party could earn an interest in the prospect for a drilling
                                       -8-
commitment. The Company is also continuing to explore opportunities to sell its interest in the prospect.

As stated elsewhere in this Form 10-QSB, on May 1, 2007, after further testing of the Company's only well in the Gabbs Valley Prospect, the Company decided to partially plug and abandon the well since no hydrocarbons were recovered. However, the Company was encouraged by the data it acquired in connection with the drilling, logging and testing of the well and additional studies of such data, with the assistance of geological and engineering consultants, determined that further drilling is warranted.
It is possible that excessive mud exposure in the hole for over five months seriously impeded the process of recovering hydrocarbons. It was determined that a new test well should be drilled using a different method of drilling. The Company plans to engage an industry partner to drill the next test well.

ADVANCES FROM RELATED PARTY

Through March 31, 2005, the Company financed its operations primarily through advances made to the Company by the Albert E. Whitehead Living Trust, of which the Company's Chairman of the Board and Chief Executive Officer, Mr. Whitehead, is the trustee. At June 30, 2007 the Company is indebted to the Albert E. Whitehead Living Trust in the amount of $274,682.

MATERIAL RISKS

The Company has incurred significant losses from operations and there is no assurance that it will achieve profitability or obtain funds necessary to finance continued operations. For other material risks, see the Company's form 10-KSB for the period ended December 31, 2006, which was filed April 3, 2007.

FORWARD-LOOKING INFORMATION

This quarterly report on Form 10-QSB, including this section, includes certain statements that may be deemed "forward-looking statements" within the meaning of federal securities laws. All statements, other than statements of historical facts, that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including future sources of financing and other possible business developments, are forward-looking statements. Such statements are subject to a number of assumptions, risks and uncertainties and could be affected by a number of different factors, including the Company's failure to secure short and long term financing necessary to sustain and grow its operations, increased competition, changes in the markets in which the Company participates and the technology utilized by the Company and new legislation regarding environmental matters. These risks and other risks that could affect the Company's business are more fully described in reports it files with the Securities and Exchange Commission, including its Form 10-KSB for the fiscal year ended December 31, 2006. Actual results may vary materially from the forward-looking statements. The Company undertakes no duty to update any of the forward-looking statements in this Form 10-QSB.

Item 3.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation under the supervision of the Company's Chief Executive Officer (and principal financial officer) of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rules 13a- 15(e) and 15d-15(e). Based on this evaluation, the
                                       -9-
Company's Chief Executive Officer (and principal financial officer) has concluded that the disclosure controls and procedures as of the end of the period covered by this report are effective. During the period covered by this report, there was no change in the Company's internal controls over financial reporting that has materially affected or that is reasonably likely to materially affect the Company's internal control over financial reporting.

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

                                        EMPIRE PETROLEUM CORPORATION

Date:  August 2, 2007                   By: /s/ Albert E. Whitehead
                                                ___________________
                                                Albert E. Whitehead
                                                Chairman/CEO

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

EXHIBIT 31
                             CERTIFICATION

I, Albert E. Whitehead, Chief Executive Officer (and principal financial Officer) of Empire Petroleum Corporation, certify that:

                                         -10-
1. I have reviewed this quarterly report on Form 10-QSB of Empire Petroleum Corporation;

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

August 2, 2007                         /s/ Albert E. Whitehead
                                       Albert E. Whitehead,
                                       Chief Executive Officer and
                                         Principal Financial Officer
                                       -11-
EXHIBIT 32

                        CERTIFICATION PURSUANT TO
                         18 U.S.C. SECTION 1350,
                         AS ADOPTED PURSUANT TO
              SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Empire Petroleum Corporation (the "Company") on Form 10-QSB for the period ending June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Albert E. Whitehead, Chief Executive Officer (and principal financial officer) of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

 (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

 (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

August 2, 2007                              /s/ Albert E. Whitehead
                                            Albert E. Whitehead
                                            Chief Executive Officer and
                                               Principal Financial Officer


































                                       -12-