Form 10QSB
period 2007-09-30
EMPIRE PETROLEUM CORP
filed 2007-11-14
CIK 887396

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                               Form 10-QSB



(Mark One)

[X] Quarterly Report Under Section 13 OR 15(d) of the Securities
    Exchange Act of 1934

             For the quarterly period ended September 30, 2007

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

Common Stock, $.001 Par Value 55,080,190 shares outstanding as of
September 30, 2007.

Transitional Small Business Disclosure Format: [ ] Yes [X] No


                      EMPIRE PETROLEUM CORPORATION

                        INDEX TO FORM 10-QSB

Part I. FINANCIAL INFORMATION                               Page

Item 1. Financial Statements

Balance Sheet at September 30, 2007 (Unaudited)                1


Statements of Operations for the three months and the nine
    months ended September 30, 2007 and 2006 (Unaudited)       2
Statements of Cash Flows for the nine months ended
    September 30, 2007 and 2006 (Unaudited)                    3

Notes to Financial Statements                                4-7

Item 2. Management's Discussion and Analysis                7-10

Item 3. Controls and Procedures                               10

Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                      10


Signatures                                                    11



































PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                      EMPIRE PETROLEUM CORPORATION

                             BALANCE SHEET

                                                        September 30,

                                                                2007

ASSETS                                                    (Unaudited)
                                                         ___________
Current assets:
  Cash                                                   $   469,614
  Accounts receivable (net of allowance of $3,750)            51,702
		                                             ___________
Total current assets                                         521,316

Property & equipment, net of accumulated
  depreciation and depletion                               1,017,102
                                                         ___________
Total Assets             	                          $  1,538,418
                                                         ___________


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued
    liabilities                                          $    52,301
  Accounts payable to related party                          274,682
                                                         ___________
Total current liabilities                                    326,983

Long term liabilities:
  Asset retirement obligation                                 52,200
                                                         ___________
Total liabilities                                            379,183
                                                         ___________

Stockholders' equity:
  Common stock - $.001 par value, authorized
     100,000,000 shares, issued 55,080,190 shares             55,080
  Additional paid in capital                              11,519,676
  Accumulated deficit                                    (10,415,521)
                                                         ___________
Total stockholders' equity                                 1,159,235
                                                         ___________


Total liabilities and stockholders' equity               $ 1,538,418
                                                         ___________


See accompanying notes to financial statements.

                                     -1-
                         EMPIRE PETROLEUM CORPORATION

                           STATEMENTS OF OPERATIONS

                                 (Unaudited)


                              Three Months Ended           Nine Months Ended

                                 September 30,               September 30,
                         ____________________________  ________________________

                                  2007           2006          2007        2006
                         _____________  _____________  ____________  __________
Revenue:
  Petroleum sales        $           0  $       6,575  $      5,255  $   29,476
                         _____________  _____________  ____________  __________
                                     0          6,575         5,255      29,476
                         _____________  _____________  ____________  __________

Costs and expenses:
  Production & operating        21,024         31,403        67,849     127,524
  General & administrative      70,388         86,757       193,497     214,728
  Well abandonment expense      38,984              0     1,158,680           0
                          ____________  _____________  ____________  __________
                               130,396        118,160     1,420,025     342,252
                          ____________  _____________  ____________  __________
  Operating income (loss)     (130,396)      (111,585)   (1,418,221)   (312,776)
                          ____________  _____________  ____________  __________
Other (income) and expense:
  Miscellaneous income        (99,606)              0    (   99,606)   (     43)
  Interest income                   0               0    (       71)   (    148)
  Interest expense                  0           1,725         3,450       5,175
                          ____________  _____________  ____________  __________

Total other (income)
  expense                     (99,606)          1,725    (   96,227)      4,984
                          ____________  _____________  ____________   _________

Net loss                  $   (30,790)  $    (113,310) $ (1,318,543) $ (317,760)
                          ____________  _____________  ____________  __________

Net loss
  per common share        $       .00    $        .00  $        .02  $      .00

                          ____________  _____________  ____________  __________
Weighted average number of
  common shares
  outstanding              55,080,190      47,420,849    53,241,955  44,366,036
                          ____________  _____________  ____________  __________


See accompanying notes to financial statements.







                                       -2-
                      EMPIRE PETROLEUM CORPORATION

                        STATEMENTS OF CASH FLOWS

                              (UNAUDITED)

                                                 Nine Months Ended

                                           September 30, September 30,
                                                   2007          2006
                                              _________     _________
Cash flows from operating activities:
  Net loss                                  $(1,318,543)    $(317,760)

Adjustments to reconcile net loss
  to net cash used in operating activities:

  Value of services contributed by employees     37,500        37,500
  Well abandonment costs                      1,158,680             0
  Stock option plan expense                           0        26,925
  Gain on settlement of note obligation       (  96,121)            0

(Increase) decrease in assets:
  Accounts receivable                            38,443      (420,043)

Increase (decrease) in liabilities:
  Accounts payable and accrued expenses       (  59,221)       77,585
                                               ________      ________
Net cash used in operating activities         ( 239,262)     (595,793)
                                               ________      ________
Cash flows from financing activities:

  Proceeds from private equity placement      1,000,000     1,450,000
  Settlement of note                         (   10,000)            0
                                               ________     _________
Net cash provided by financing activities       990,000     1,450,000
                                               ________     _________
Cash flows from investing activities:

  Lease interest acquisition-Gabbs Valley             0      (675,000)
  Well drilling and testing costs              (341,910)     (392,034)
                                               ________    __________
Net cash used by investing activities          (341,910)   (1,067,034)
                                               ________      ________

Net increase (decrease) in cash                 408,828      (212,827)

Cash - Beginning                                 60,786       369,292
                                               ________      ________
Cash -Ending                                   $469,614      $156,465
                                               ________      ________



See accompanying notes to financial statements.





                                      -3-
                        EMPIRE PETROLEUM CORPORATION

                       NOTES TO FINANCIAL STATEMENTS

                            SEPTEMBER 30, 2007

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

In 2003, the Company engaged a partner to explore its Cheyenne River Prospect, and signed an agreement to acquire a 10% interest in a block of acreage in the Gabbs Valley Prospect of western Nevada. In June 2005, the Company completed a private placement of 5,000,000 shares of its common stock along with warrants to purchase 1,250,000 shares of its common stock for an aggregate purchase price of $500,000. Subject to certain restrictions, the warrants may be exercised until May 15, 2008 (extended from the previous date of August

                                       -4-
2007) at an exercise price of $0.25 per share. Proceeds of the private placement were allocated $67,875 to common stock warrants and $432,125 to common stock and paid-in capital. These funds were used for general corporate purposes and to pay the Company's share of the costs associated with its then 10% interest in the Gabbs Valley Oil Prospect in Nevada. By subsequent agreement with Cortez Exploration, LLC (formerly O. F. Duffield) dated May 8, 2006, Empire acquired an additional 30% interest by agreeing to pay $675,000 in land and related costs to Cortez and 45% of the drilling and completion costs on a test well to be known as the Empire Cobble Cuesta 1-12-12-34E, Nye County, Nevada. When combined with the original 10% working interest in the well and lease block which was expanded to 75,806 gross acres by the acquisition of an additional 30,917 acres from the U. S. Department of the Interior on June 14, 2006, the Company's working interest increased to 40%, after paying 55% of the drilling and completion costs of the Empire Cobble Cuesta 1-12-12N-34E test well. To fund this increased interest, the Company initiated a private placement of common stock along with warrants to purchase common stock in June 2006. In connection with this private placement, the Company issued 7,250,000 shares of common stock and warrants to purchase 1,812,500 shares of its common stock for an aggregate purchase price of $1,450,000. In April, 2007 the Company raised $1,000,000 through a private placement of 5,000,000 shares of its common stock along with warrants to purchase 1,250,000 shares of its common stock (See Note 4). On August 2, 2007, Empire acquired a further 17% interest which increased its interest in the Gabbs Valley Prospect and leases to 57% (See Note 3). The Company is planning to drill another well in the Gabbs Valley Prospect. To fund this well the Company is talking to potential industry partner(s) about drilling a well deep enough to penetrate 1,000 feet into the Triassic formation or 8,000 feet, whichever first occurs. As of September 30, 2007, the Company had $469,614 of cash on hand. In order to sustain the Company's operations on a long term basis, the Company intends to continue to look for merger opportunities and consider public or private financings. The Company anticipates that it has the funds necessary to continue its operations through the next twelve months.

Compensation of Officers and Employees

The Company's only executive officer serves without pay or other compensation. The fair value of these services is estimated by management and is recognized as a capital contribution. For the nine months ended September 30, 2007, the Company recorded $37,500 as a capital contribution by its executive officer.

2.    NOTES PAYABLE:

In December 2001, the Company executed a note with Weatherford
U.S., L.P. to satisfy an outstanding indebtedness for service in the drilling of the Timber Draw #1-AH well. The principal amount of this note was $108,334 with interest payments at 10% per annum commencing on May 27, 2001, until all interest and principal amounts are paid in full. Timely payments were made in accordance with the terms of this note through March 2002. In April 2002, the "payee" of this note agreed to a revised payment schedule extending final payment of $66,997 from April 10, 2002, until June 10, 2002. In connection with this payment schedule, the Company only made the initial payment of $10,000. At June 30, 2007, the Company had accrued a liability of $109,571 in connection with this note.

In July, 2007 the Company and Weatherford settled the liability for a payment of $10,000 by the Company. The Company recorded the difference between the settlement amount and its previously recorded liability in the amount of $99,571 as other income in the period ending September 30, 2007.

                                       -5-
3.    PROPERTY AND EQUIPMENT:

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

The Company and the other interest owners of the Cheyenne River Prospect have agreed in principle with a third party whereby the third party agrees to drill three test wells, at no cost to the existing interest owners, on the Company's leases for a working interest in the three drilling units subject to an override and a 50% working interest in the balance of the leases. The third party would also take over operations on the two oil wells with the option to acquire a 50% working interest. This agreement is subject to formal agreements currently being prepared.

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

During September 2005, surveyors laid out a 19.5 mile seismic program on the Gabbs Valley Prospect, and a seismic survey was commenced in October 2005. Field work was carried out and final interpretation of the data was completed in November 2005. Based on the results of the seismic survey, the Company increased its working interest in the prospect to 40% (See Note 1) and contracted a drilling rig which commenced drilling the Empire Cobble Cuesta 1-12-12N-34E, Nye County, Nevada on September 14, 2006. Drilling operations were suspended October 23, 2006 in order to give the Company time to evaluate the drilling results. The total gross acres in this prospect was increased to 75,806 acres by the acquisition of 30,917 acres from the U. S. Department of the Interior on June 14, 2006.

Coastal Energy Company Nevada (CECN)(formerly PetroWorld Nevada Corp.) was a participant in the Gabbs Valley Prospect with a seismic option under which it elected to drill a well and earn a 30% interest from Cortez Exploration, Inc. The Company's Chief Executive Officer is a member of the Board of Directors of

                                       -6-
both CECN and its parent company Coastal Energy Company (formerly PetroWorld Corporation) and owns approximately 1.63% of the parent Company which is traded on the AIM Exchange in London and the Toronto Venture Exchange in Toronto. The Coastal interest was acquired on August 2, 2007 by Empire (17%) and Cortez (13%), resulting in Empire's interest being increased to 57%. To acquire the interest, Empire and Cortez agreed to pay Coastal's share of the remaining costs related to abandonment of the Cobble Cuesta test well. Empire's share of these costs are estimated to be approximately $34,200.

On May 1, 2007 the Company announced it had re-entered and completed testing on the Empire Cobble Cuesta 1-12-12N-34E, Nye County, Nevada well. As no hydrocarbons were recovered, the Company has taken steps to partially plug and abandon the well. The Company and its consultants have analyzed the data obtained from the Cobble Cuesta 1-12 and have concluded another well should be drilled on this prospect. The Company is pursuing one or more industry partners to drill the next test well, the timing of which could be determined by the BLM's posting for sale certain unleased lands situated on the Gabbs Valley Structure. For the nine months ended September 30, 2007, based on the results of testing the well, the Company expensed $1,158,680 of equipment and intangible drilling costs which had been incurred to drill the test well, including $38,984 incurred in the three months ended September 30, 2007.

4.  EQUITY

In April, 2007 the Company completed a private placement of 5,000,000 shares of its common stock along with warrants to acquire up to 1,250,000 shares of its common stock for an aggregate purchase price of $1,000,000. The warrants have an exercise price of $.50 per share and, subject to certain restrictions, may be exercised until May 15, 2008. Proceeds of the placement were allocated $80,000 to common stock warrants, and $920,000 to common stock and paid in capital. Approximately $337,000 of the funds were used to pay for the Company's costs associated with the re-entry and testing of the Cobble Cuesta 1-12 well in the Gabbs Valley Prospect in Nevada and the remaining funds have been or will be used for general corporate purposes.

On September 21, 2007 the Company extended all of its outstanding warrants to May 15, 2008.

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

                                -7-
THREE MONTH PERIOD ENDED SEPTEMBER 30, 2007, COMPARED TO THREE MONTH PERIOD ENDED SEPTEMBER 30, 2006.

For the three months ended September 30, 2007, sales revenue decreased $6,575 to $0 compared to $6,575 for the same period during 2006. The decrease in sales revenue was the result of no production from the Timber Draw #1-AH and the Hooligan Draw #1-AH wells.

Well abandonment expenses increased to $38,984 for the three months ended September 30, 2007 from $0 in 2006. The increase is due to the determination to partially plug and abandon the Cobble Cuesta test well in Nevada.

Production and operating expenses decreased $10,379 to $21,024 for the three months ended September 30, 2007, from $31,403 for the same period in 2006. The decrease was primarily due to no drilling activity in the current period.

General and administrative expenses decreased by $16,369 to $70,388 for the three months ended September 30, 2007, from $86,757 for the same period in 2006. The decrease was primarily due to our partners paying their share of the lease rentals.

Miscellaneous income increased $99,606 for the three months ended September 30, 2007 from the same period in 2006. The increase was attributable to the settlement of the Weatherford Note.

NINE MONTH PERIOD ENDED SEPTEMBER 30, 2007, COMPARED TO NINE MONTH PERIOD ENDED SEPTEMBER 30, 2006.

For the nine months ended September 30, 2007, sales revenue decreased $24,221 to $5,255, compared to $29,476 for the same period during 2006. The decrease in sales revenue was the result of lower production from the Timber Draw #1-AH and the Hooligan Draw #1-AH wells.

Well abandonment expenses increased to $1,158,680 for the nine months ended September 30, 2007 from $0 in 2006. The increase is due to the determination to partially plug and abandon the Cobble Cuesta test well in Nevada.

Production and operating expenses decreased $59,675 to $67,849 for the nine months ended September 30, 2007, from $127,524 for the same period in 2006. The decrease was primarily due to no drilling activity in the current period.

General and administrative expenses decreased by $21,231 to $193,497 for the nine months ended September 30, 2007, from $214,728 for the same period in 2006. The decrease was primarily due to lower professional fees in the first quarter of 2007.

Miscellaneous income increased $99,563 to $99,606 for the nine months ended September 30, 2007, from $43 for the same period in 2006. The increase was attributable to the settlement of the Weatherford Note.

For the nine months ended September 30, 2007, interest expense decreased $1,725 to $3,450, compared to $5,175 for the same period in 2006. The decrease was due to settlement of the Weatherford note.

LIQUIDITY AND CAPITAL RESOURCES
                                      -8-

GENERAL

As of September 30, 2007, the Company had $469,614 of cash on hand. In April, 2007 the Company raised $1,000,000 through a private placement of common stock along with warrants to purchase common stock. The Company believes that its cash on hand will allow it to finance its operations for the next twelve months, and to participate in further exploration of the Gabbs Valley Prospect. In order to sustain the Company's operations on a long term basis, the Company intends to continue to look for merger opportunities and consider public or private financings. The Company anticipates that it has the funds necessary to continue its operations through the next twelve months. The Company does not plan to undertake further exploration of the Gabbs Valley or Cheyenne River Prospects without an industry partner or additional equity placement.

OUTLOOK

The Company and the other interest owners of the Cheyenne River Prospect have agreed in principle with a third party whereby the third party agrees to drill three test wells, at no cost to the existing interest owners, on the Company's leases for a working interest in the three drilling units subject to an override and a 50% working interest in the balance of the leases. The third party would also take over operations on the two oil wells with the option to acquire a 50% working interest. This agreement is subject to formal agreements currently being prepared.

As stated elsewhere in this Form 10-QSB, on May 1, 2007, after further testing of the Company's only well in the Gabbs Valley Prospect, the Company decided to partially plug and abandon the well since no hydrocarbons were recovered. However, the Company was encouraged by the data it acquired in connection with the drilling, logging and testing of the well and additional studies of such data, with the assistance of geological and engineering consultants, determined that further drilling is warranted.
It is possible that excessive mud exposure in the hole for over five months seriously impeded the process of recovering hydrocarbons. It was determined that a new test well should be drilled using a different method of drilling. The Company plans to engage an industry partner to drill the next test well and this effort is underway.

ADVANCES FROM RELATED PARTY

Through March 31, 2005, the Company financed its operations primarily through advances made to the Company by the Albert E. Whitehead Living Trust, of which the Company's Chairman of the Board and Chief Executive Officer, Mr. Whitehead, is the trustee. At September 30, 2007 the Company is indebted to the Albert E. Whitehead Living Trust in the amount of $274,682.

MATERIAL RISKS

The Company has incurred significant losses from operations and there is no assurance that it will achieve profitability or obtain funds necessary to finance continued operations. For other material risks, see the Company's form 10-KSB for the period ended December 31, 2006, which was filed April 3, 2007.

FORWARD-LOOKING INFORMATION

This quarterly report on Form 10-QSB, including this section, includes certain statements that may be deemed "forward-looking statements" within the meaning

                                       -9-
of federal securities laws. All statements, other than statements of historical facts, that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including future sources of financing and other possible business developments, are forward-looking statements. Such statements are subject to a number of assumptions, risks and uncertainties and could be affected by a number of different factors, including the Company's failure to secure short and long term financing necessary to sustain and grow its operations, increased competition, changes in the markets in which the Company participates and the technology utilized by the Company and new legislation regarding environmental matters. These risks and other risks that could affect the Company's business are more fully described in reports it files with the Securities and Exchange Commission, including its Form 10-KSB for the fiscal year ended December 31, 2006. Actual results may vary materially from the forward-looking statements.

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

                                        EMPIRE PETROLEUM CORPORATION

Date:  November 14, 2007                By: /s/ Albert E. Whitehead
                                                ___________________
                                                Albert E. Whitehead
                                                Chairman/CEO


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

I, Albert E. Whitehead, certify that:

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

       (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is

                                       -11-
       made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

November 14, 2007                      /s/ Albert E. Whitehead
                                       Albert E. Whitehead,
                                       Chief Executive Officer and
                                         Principal Financial Officer


EXHIBIT 32

                        CERTIFICATION PURSUANT TO
                         18 U.S.C. SECTION 1350,
                         AS ADOPTED PURSUANT TO
              SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Empire Petroleum Corporation (the "Company") on Form 10-QSB for the period ending September 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Albert E. Whitehead, Chief Executive Officer (and principal financial officer) of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002, that:

 (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


                                       -12-
 (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

November 14, 2007                           /s/ Albert E. Whitehead
                                            Albert E. Whitehead
                                            Chief Executive Officer and
                                               Principal Financial Officer



















































                                       -13-