Form 10KSB
period 2007-12-31
EMPIRE PETROLEUM CORP
filed 2008-03-31
CIK 887396

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                                FORM 10-KSB


[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 2007

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

                             Yes [ ]  No [X]

The issuer's gross revenues for the most recent fiscal year were $10,356.

The aggregate market value of the voting and non-voting common equity held by non-affiliates, based upon the average bid and asked prices of the Common Stock on March 3, 2008 was $3,222,165.

The number of shares outstanding of the issuer's Common Stock, as of March 1, 2008 was 55,080,190.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]













































                                       -2-
                        EMPIRE PETROLEUM CORPORATION

                              FORM 10-KSB

                            TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                          PAGE NUMBER

PART I

Item 1.    Description of Business                                   4-7

Item 2.    Description of Property                                   7-8

Item 3.    Legal Proceedings                                           8

Item 4.    Submission of Matters to a Vote of Security Holders         8

PART II

Item 5.    Market for Common Equity and Related Stockholder
           Matters and Small Business Issuer Purchases of Equity
           Securities                                                  9

Item 6.    Management's Discussion and Analysis                     9-17

Item 7.    Financial Statements                         F-1 through F-14

Item 8.    Changes In and Disagreements with Accountants on
           Accounting and Financial Disclosure                        17

Item 8A.   Controls and Procedures                                 17-18

Item 8B.   Other Information                                          18

PART III

Item 9.    Directors, Executive Officers, Promoters, Control
           Persons and Corporate Governance; Compliance with
           Section 16(a) of the Exchange Act                       18-20

Item 10.   Executive Compensation                                     20

Item 11.   Security Ownership of Certain Beneficial Owners
           and Management and Related Stockholder Matters          20-22

Item 12.   Certain Relationships and Related Transactions,
           and Director Independence                               22-23

Item 13.   Exhibits                                                23-24

Item 14.   Principal Accountant Fees and Services                  24-25

           Signatures                                                 25






                                       -3-
PART I

ITEM 1.	DESCRIPTION OF BUSINESS

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

Cheyenne River Prospect

The Company now owns a working interest in approximately 27,900 acres of oil and gas leases located in Niobrara County, Wyoming (the "Cheyenne River Prospect") and an overriding royalty interest of between 1.6% and 2% in 40,758 acres of oil and gas leases located in or near the Cheyenne River Prospect. On March 31, 2004, a third party paid approximately $52,128 of the Company's lease rentals on 32,643 acres in the Cheyenne River Prospect in exchange for an option to drill a test well in order to earn an interest in the farmout block, which option was subject to the third party first completing a seismic survey covering 16 square miles in the Cheyenne River Prospect. This survey was completed in September of 2003. The processing and interpreting of the data from such survey was completed September 30, 2003, and earned the third party a 25% interest in the prospect acreage and well that had previously been drilled on the prospect, the Timber Draw #1-AH. This third party commenced a test well in the NW/4NE/4 Section 15, Twp 39N, Rge 66W, Niobrara County, Wyoming, known as the Empire Hooligan Draw Unit #1-AH, on August 6, 2004. The well was drilled horizontally to a measured drilling depth of 9,332 feet. As a result, the Company's working interest in the Hooligan Draw #1-AH well and prospect acreage was reduced to 26.785% and its working interest in the Timber Draw #1-AH well was reduced to 17.5%. As a result of the reduction in the Company's working interest as described above, the Company recorded an impairment charge of $188,507 in 2005.

In 2007, the Company entered into a Farmout and Partial Sale Agreement with a third party. The third party purchased a one-half interest in the Timber Draw #1-AH and the Hooligan Draw #1-AH and agreed to drill three test wells at locations of its choice on the farmout lands. In return for drilling the three test wells the third party will earn a 100% interest in the 480 acres associated with the three wells subject to a small overriding royalty retained by the Company together with a 50% interest in the balance of the farmout block, or the remaining 27,420 acres in the Cheyenne River Prospect. After the drilling of the three test wells, the Company's remaining interest will be its overriding royalty on the drill site 480 acres and a 13.39% working interest in the balance of the farmout lands.



                                       -4-
The Cheyenne River Prospect is located near a mature producing area with an established pipeline and service network.

Gabbs Valley Prospect

The Company owns a working interest in oil and gas leases in Nye and Mineral Counties, Nevada (the "Gabbs Valley Prospect"). Initially, the Company's working interest was 10% and the Gabbs Valley Prospect consisted of 44,604 acres.

As of December 31, 2005, there had been no wells drilled on the Gabbs
Valley Prospect. However, in November 2005, the Company received the results of a 19-mile 2-D swath seismograph survey conducted on the prospect and, based on the results of the survey, the Company and its partners determined that a test well should be drilled on the prospect.
The Company also elected to increase its interest in the prospect by taking a farm-in from Cortez Exploration LLC (formerly O. F. Duffield). Empire agreed to pay Cortez $675,000 in lease costs plus 45% of the costs associated with the drilling of a test well to earn an additional 30% working interest which made its total working interest 40%. The lease block of 44,604 acres was increased to 75,521 acres by the acquisition of an additional 30,917 acres from the Department of the Interior (Bureau of Land Management) in June 2006. The block was reduced to 75,201 acres due to the expiration of one 320 acre lease during 2007.

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

After reaching 5,195 feet, the Company and its partners elected to suspend operations on the well, release the drilling rig, and associated equipment and personnel to evaluate the drilling and logging data. After the study was completed, Empire and its partners decided to conduct a thorough testing program on the well. The Company re-entered the well on April 17, 2007 and conducted a series of drill stem tests and recovered only drilling mud. It was then determined after considerable study that the formation is likely very sensitive to mud and water used in drilling which may have caused clays in the formation to swell preventing any oil that might be present to flow into the wellbore. During 2007 the Company increased its interest in the prospect leases to 57% when one of the joint participants elected to surrender its 30% share of the prospect. The Company and its joint owners assumed liabilities of approximately $68,000 to acquire this interest.

Other than a 5,000 barrel-per-day refinery located approximately 200 miles from the Gabbs Valley Prospect, there are no pipelines or service networks located near the prospect. A small refinery located about 115 miles from the prospect has now shut down.

Subsequent to the end of 2007 the Company entered into a Farmout with another company whereby it agreed to re-enter the Empire Cobble Cuesta 1-12-12N-34E located in the Gabbs Valley Prospect, Nye and Mineral Counties, Nevada and deepen the well to 200 feet into the Triassic Formation or 8,000 feet, whichever first occurs.

Under the terms of the Farmout, the 75,201 acre lease block is divided into six (6) blocks of approximately 12,500 acres each. By re-entering and deepening the 1-12 well, the farmee has the option to drill a further
                                       -5-
five wells in order to earn a 50% interest in the entire block. In the event farmee establishes oil and/or gas production, it would receive 75% of the production until payout of completion costs at which time the production would be shared 50-50. Empire's interest after payout of completion costs would be 28.5%. Prior to payout of completion costs Empire's interest would be 14.25%.

Operations on the re-entry well are expected to get underway during the second Quarter of 2008.

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

A substantial portion of the leases, which constitute the Cheyenne River and Gabbs Valley Prospects are granted by the federal government and administered by the Bureau of Land Management ("BLM") and the Minerals Management Service ("MMS") of the U.S. Department of the Interior, both of which are federal agencies. Such leases are issued through competitive bidding, contain relatively standardized terms and require compliance with detailed BLM and MMS regulations and orders (which are subject to change by the BLM and the MMS). Leases are also accompanied by stipulations imposing restrictions on surface use and operations. Operations to be conducted by the Company on federal oil and gas leases must comply with numerous regulatory

                                       -6-
restrictions, including various nondiscrimination statutes.
Federal leases also generally require a complete archaeology and environmental impact assessment prior to the authorization of an exploration or development plan.

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

Employees

As of December 31, 2007, the Company had one employee, a full-time secretary. Mr. Albert E. Whitehead, Chairman and Chief Executive Officer, devotes a considerable amount of time to the affairs of the Company and receives no compensation. For financial statement purposes, Mr. Whitehead's services have been recorded as contributed capital and expense in the amount of $50,000 for the years ended December 31, 2007 and 2006.

ITEM 2.       DESCRIPTION OF PROPERTY

Cheyenne River Prospect

As of December 31, 2007, the Cheyenne River Prospect consisted of approximately 27,900 gross acres of federal leases located in Niobrara County, Wyoming, of which the Company owns a 26.785% working interest. However, the Company entered into a Farmout and Partial Sale Agreement with a third party in 2007, pursuant to which the Company's working interest could be reduced in the future. For more information relating to this agreement see "Cheyenne River Prospect" under Note 1. Description of Business. The land in the Cheyenne River Prospect consists of gently rolling ranch land with a substantial network of ranch roads, which permit easy access to most areas of the prospect. The prospect is located near a mature producing area with an established pipeline and service network. Numerous wells were drilled within the prospect area in the 1950's through the 1970's, with initial potential flowing rates in the range of 200 to 1,500 barrels of oil per day. Management believes that these wells may identify a fractured reservoir with the potential for significant oil and gas production, which might be most effectively exploited utilizing horizontal drilling technology.

The Company's leases in the Cheyenne River Prospect are predominately federal leases with 10 year terms, most of which were set to expire
April 1, 2008, however a third party has taken a farmin of these leases and it has formed a new Federal Drilling Unit referred to as the Lone Crow Unit. This has allowed the third party to ask for a suspension of the lease terms until such time as the BLM will allow a well to be drilled on these leases. The suspension extends the lease terms until such time the third party is allowed to commence drilling operations, which is expected to occur in August, 2008. The suspension period was created to allow the BLM to study the Game Bird Habitat in the prospect area. Once the third party



                                 -7-
drills a test well, it will extend all the leases in the unit for the longer of two years or so long as they produce.

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

For more information on the Cheyenne River Prospect, see "Cheyenne River Prospect" under Item 1, Description of Business.

Gabbs Valley Prospect

As of December 31, 2007, the Gabbs Valley Prospect consisted of approximately 75,201 acres of federal leases located in Nye and Mineral Counties, Nevada, of which the Company owns a 57% working interest. However, the Company entered into a Farmout Agreement with a third party in 2008, pursuant to which the Company's working interest would be reduced in the future. For more information regarding this Farmout Agreement, see "Gabbs Valley Prospect" under Item 1., Description of Business.

As of December 31, 2007, one well, the Empire Cobble Cuesta 1-12, had been drilled and tested on this prospect, but the well had not been completed. For more information regarding the Gabbs Valley Prospect, see "Gabbs Valley Prospect" under Item 1, Description of Business.

                  COMPANY UNDEVELOPED ACREAGE (LEASES)
                        AS OF DECEMBER 31, 2007

         Undeveloped Acreage   Productive Acreage      Completed Oil Wells
            Gross     Net        Gross    Net
Prospect    Acres    Acres       Acres    Acres          2005  2006  2007
________  ________  _______    ________  _________    _____________________

Cheyenne
  River    27,900    7,473         400       55.5           2     2    2

Gabbs
  Valley   75,201   42,865          -          -           -0-   -0-  -0-

ITEM 3.       LEGAL PROCEEDINGS

As of December 31, 2007, neither the Company nor its properties were subject to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

There were not any matters submitted to a vote of the Company's Stockholders during the fourth quarter of the fiscal year ended December 31, 2007.


                                       -8-
PART II

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

Year ending December 31, 2006:

     Quarter                 High           Low
     03/31/06                .25            .10
     06/30/06                .22            .12
     09/30/06                .30            .16
     12/31/06                .27            .08

Year ending December 31, 2007:

     Quarter                 High           Low
     03/31/07                .30            .15
     06/30/07                .255           .08
     09/30/07                .12            .085
     12/31/07                .10            .034

Quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Number of Holders of Common Stock

At December 31, 2007, there were approximately 179 stockholders of record of the Company's Common Stock.

Dividends

The Company has never paid cash dividends on its Common Stock. The Company intends to retain future earnings for use in its business and, therefore, does not anticipate paying cash dividends on its Common Stock in the foreseeable future.

Recent Sales of Unregistered Securities

During the year ended December 31, 2007, the Company did not sell any securities of the Company that were not registered under the Securities Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

Cautionary Note Regarding Forward-Looking Statements

All statements, other than statements of historical fact, contained in this report are forward-looking statements. Forward-looking statements generally are accompanied by words such as "anticipate," "believe," "estimate," "expect," "may," "might," "potential," "project" or similar statements.

                                       -9-
Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct. Factors that could cause results to differ materially from the results discussed in such forward-looking statements include:

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

The Company reported losses of $1,381,676 and $318,032 for the years ended December 31, 2007 and 2006, respectively. The Company also has an accumulated deficit of $10,478,654 as of December 31, 2007. The Company can provide no assurance that it will be profitable in the future and, if the

                                       -10-
Company does not become profitable, it may have to suspend its operations. As a result of the foregoing, the audit report of the Company's independent auditors relating to the Company's financial statements has been modified because of a going concern uncertainty. If the Company is able to raise the funds necessary to continue its operations, its future performance will be dependent on the successful drilling results of its inventory of unproved locations in Wyoming and Nevada. The failure of drilling activities to achieve sufficient quantities of economically attractive reserves and production would have a material adverse effect on the Company's liquidity, operations and financial results.

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


                                       -11-
The Company's insurance policies may not adequately protect the Company against certain unforeseen risks.

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

                                       -12-
Whitehead has played a significant role in the development and management of the Company. The loss or reduction of services of Mr. Whitehead could have a material adverse effect on the Company.

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

All restricted shares of the Company are eligible for sale, which could affect the prevailing market price of the Company's Common Stock.

Certain of the outstanding shares of the Company's Common Stock are "restricted securities" under Rule 144 of the Securities Act, and (except for shares purchased by "affiliates" of the Company's as such term is defined in Rule 144) would be eligible for sale as the applicable holding periods expire. In the future, these shares may be sold only pursuant to a registration statement under the Securities Act or an applicable exemption, including pursuant to Rule 144. Under Rule 144, a person who has owned common stock for at least one year may, under certain circumstances, sell within any three-month period a number of shares of common stock that does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume during the four calendar weeks prior to such sale. A person who is not deemed to have been an affiliate of the Company at any time during the three months preceding a sale, and who has beneficially owned the restricted securities for the last two years is entitled to sell all such shares without regard to the volume limitations, current public information requirements, manner of sale provisions and notice requirements. Sale or the expectation of sales of a substantial number of shares of Common Stock in the public market by selling stockholders could adversely affect the prevailing market price of the Common Stock, possibly having a depressive effect on any trading market for the Common Stock, and may impair the Company's ability to raise capital at that time through additional sales of its equity securities. The Company has registered shares from the most recent offerings.

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

Certain transactions involving the purchase or sale of Common Stock of the Company may be affected by a SEC rule for "penny stocks" that imposes

                                       -13-
additional sales practice burdens and requirements upon broker-dealers that purchase or sell such securities. For transactions covered by this penny stock rule, broker-dealers must make certain disclosures to purchasers prior to purchase or sale. Consequently, the penny stock rule may impede the ability of broker-dealers to purchase or sell the Company's securities for their customers and the ability of persons now owning or subsequently acquiring the Company's securities to resell such securities.

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

TWELVE MONTH PERIOD ENDED DECEMBER 31, 2007, COMPARED TO TWELVE MONTH PERIOD ENDED DECEMBER 31, 2006

For the twelve months ended December 31, 2007, sales revenue decreased $92,120 to $10,356, compared to $102,476 for the same period during 2006. The decrease in sales revenue was the result of escrowed oil sales from the Cheyenne River Prospect in 2006, which were released upon completion of Division Orders on the Timber Draw and Hooligan Draw wells, and lower production in 2007.

Production and operating expenses decreased $71,946 to $89,521 for the twelve months ended December 31, 2007, from $161,467 for the same period in 2006. This decrease was primarily attributable costs associated with assessments, and division order analysis in the Cheyenne River Prospect in 2006.

Well abandonment expense increased to $1,179,985 in 2007 from $0 in 2006. The increase was primarily attributable to drilling results for the Cobble Cuesta well in the Company's Gabbs Valley Prospect.

General and administrative expenses decreased by $11,977 to $240,376 for the twelve months ended December 31, 2007, from $252,353 for the same period in 2006. The decrease was primarily due to options granted in 2006.

There was no depreciation expense attributable to the twelve months ended December 31, 2007 or December 31, 2006, because the depreciable assets were fully depreciated.

For the twelve months ended December 31, 2007, interest expense was $3,450 which is $3,450 less than 2006. The decrease was due to settlement of the Weatherford note payable in 2007.

                                       -14-
Interest and miscellaneous income increased $121,088 to $121,300 in 2007 due to the settlement of the Weatherford note payable and settlement of outstanding claims with one of the Cheyenne River interest holders.

For the reasons discussed above, net loss increased $(1,063,644) from $(318,032) for the twelve months ended December 31, 2006, to $(1,381,676) for the twelve months ended December 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

As of December 31, 2007, the Company had $384,630 of cash on hand. The Company's cash on hand is sufficient to fund its operations during the next 12 months. The Company expects to incur costs of approximately $10,000 per month relating to general administrative, office and other expenses.
In order to sustain the Company's operations on a long term basis, the Company intends to continue to look for merger opportunities and consider public or private financings. To the extent that it is necessary, the Company expects that management will support the Company financially for several months to allow the Company to consummate a merger opportunity, or public or private financing.

PRIVATE EQUITY PLACEMENTS

In September 2006, the Company raised $1,450,000 in a private placement of 7,250,000 shares of its common stock along with warrants to purchase an additional 1,812,500 shares of its common stock. Subject to certain restrictions, the warrants may be exercised until May 15, 2008 at an exercise price of $.50 per share. Proceeds of the private placement were allocated $144,675 to common stock warrants and $1,305,325 to common stock and paid in capital. These funds were used for general corporate purposes, to purchase an additional 30% interest in the Gabbs Valley Oil Prospect in Nevada, and to pay the Company's share of costs associated with drilling a test well in the Gabbs Valley Oil Prospect.

In April 2007, the Company completed a private placement of 5,000,000 shares of its common stock along with warrants to acquire up to 1,250,000 shares of its common stock for an aggregate purchase price of $1,000,000. The warrants have an exercise price of $.50 per share and, subject to certain restrictions, may be exercised until May 15, 2008. Proceeds of the placement were allocated $80,000 to common stock warrants, and $920,000 to common stock and paid in capital. Approximately $337,000 of the funds were used to pay for the Company's costs associated with the re-entry and testing of the Cobble Cuesta 1-12 well in the Gabbs Valley Prospect in Nevada and the remaining funds have been or will be used for general corporate purposes.

NOTE PAYABLE

In July 2007, the Company settled its note payable to Weatherford U.S., LP in the amount of $106,121 plus accrued interest, for a payment of $10,000. The Company recorded the difference between the settlement amount and its previously recorded liability in the amount of $99,571 as a gain on extinguishment of debt in the period ending September 30, 2007.

ADVANCES FROM RELATED PARTY

Prior to the completion of the private placements from June 2005 through


                                       -15-
April 2007 as described above, the Company financed its operations primarily through advances made to the Company by the Albert E. Whitehead Living Trust, of which the Company's Chairman of the Board and Chief Executive Officer, Mr. Whitehead, is the trustee. As of December 31, 2007, the Company owed Mr. Whitehead $274,682 in connection with advances made to the Company.

In February 2008, the Company and its Board of Directors agreed to convert its amount owed to the Albert E. Whitehead Living Trust to Common Stock at $0.13 per share. The current market price at the time of conversion was $0.10 per share.

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

Impairment of unproved oil and gas properties - Capitalized drilling costs are reviewed periodically for impairment. Costs related to impaired prospects or unsuccessful exploratory drilling are charged to expense. Management's assessment of the results of exploration activities, commodity price outlooks, planned future sales or expiration of all or a portion of such leaseholds impact the amount and timing of impairment provisions. An

                                       -16-
impairment expense could result if oil and gas prices decline in the future as it may not be economic to develop some of these unproved properties.

Estimates of future dismantlement, restoration, and abandonment costs - the Company accounts for future abandonment costs of wells and related facilities in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS"). SFAS No. 143 "Accounting for Asset Retirement Obligations." Under this method of accounting, the accrual for future dismantlement and abandonment costs is based on estimates of these costs for each of the Company's properties based upon the type of production structure, reservoir characteristics, depth of the reservoir, market demand for equipment, currently available procedures and consultations with construction and engineering consultants. Because these costs typically extend many years into the future, estimating these future costs is difficult and requires management to make estimates and judgments that are subject to future revisions based upon numerous factors, including changing technology and the political and regulatory environment and, estimates as to the proper discount rate to use and timing of abandonment.

ITEM 7. FINANCIAL STATEMENTS

The financial statements of the Company are set forth on pages F-1 through F-14 at the end of this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Management's Annual Report On Internal Control Over Financial Reporting

The Company's Chief Executive Officer (and principal financial officer) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. The Company's internal controls were designed to provide reasonable assurance as to the reliability of the Company's financial reporting and the preparation of the financial statements for external purposes in accordance with generally accepted accounting principles in the United States.

Due to inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of control effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

                                       -17-
The Company's Chief Executive Officer (and principal financial officer) made an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, the Company's Chief Executive Officer (and principal financial officer) used the criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on this assessment, the Company's Chief Executive Officer (and principal financial officer) believes that as of December 31, 2007, the Company's internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC to provide only management's report in this annual report.

Changes on Internal Controls over Financial Reporting

During the period covered by this report, there was no change in the Company's internal controls over financial reporting that has materially affected or that is reasonably likely to materially affect the Company's internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following lists the directors and executive officers of the Company:

Name                     Age             Position

Albert E. Whitehead       77             Director; Chairman & C.E.O
John C. Kinard            74             Director
Montague H. Hackett, Jr.  75             Director
____________________________
Directors hold office until their successors are elected by the shareholders of the Company and qualified. Executive Officers serve at the pleasure of the Board of Directors.

Albert E. Whitehead.

Mr. Whitehead has been a member of the Company's Board of Directors since
1991 and served as Chairman of the Board and Chief Executive Officer from March 1998 to May 2001, when John P. McGrain assumed such role. Mr. Whitehead again assumed the role of Chairman and Chief Executive Officer on April 16, 2002 upon the resignation of Mr. McGrain. Until February 5, 2008
Mr. Whitehead also served as the Non-Executive Chairman of Coastal Energy Company (formerly PetroWorld Corp.), a company that is traded on the London Stock Exchange's Alternative Investment Market and the TSE Venture Exchange in Canada. Mr. Whitehead served as the Chairman and Chief Executive Officer of Seven Seas Petroleum Inc., a publicly held company, engaged in international oil and gas exploration from February 1995 to May 1997. From April 1987

                                       -18-
through January 1995, Mr. Whitehead served as Chairman and Chief Executive Officer of Garnet Resources Corporation, a publicly held oil and gas exploration and development company.

John C. Kinard.

Mr. Kinard has served as a Director of the Company since June 1998 and is currently a Partner in Silver Run Investments, LLC, an oil and gas investment firm. Mr. Kinard serves as a Managing Partner of the Remuda Resources LLC, a private oil and gas exploration company. From 1990 through December 1995, Mr. Kinard served as President of Glen Petroleum, Inc., a private oil and gas exploration company. From 1990 through 2002, Mr. Kinard also served as the Chairman of Envirosolutions UK Ltd., a private industrial wastewater treatment company.

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

IDENTIFICATION OF THE AUDIT COMMITTEE; AUDIT COMMITTEE FINANCIAL EXPERT:

As of December 31, 2007, the Company had not established any committees (including an audit committee) because of the small size of its Board of Directors. As such, the Company does not have an audit committee or an audit committee financial expert serving on such committee. As of December 31, 2007, the entire Board of Directors (Messrs. Whitehead, Kinard and Hackett) essentially serve as the Company's audit committee.

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

Based solely on review of the copies of such reports furnished to the Company and any written representations that in other reports were required during the year ended December 31, 2007, to the Company's knowledge, all Section 16(a)

                                       -19-
filing requirements applicable to its officers, directors and greater than 10% beneficial owners during the year ended December 31, 2007 were complied with on a timely basis except as follows:

                                  Number of Transactions
                      Number of     Not Reported on a         Number of
Name                Late Reports       Timely Basis        Reports Not Filed

Albert E. Whitehead      1                  3                      0

ITEM 10.	EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

During the last two completed fiscal years, no executive officer received a salary or any other benefits as a part of executive compensation. The Company's only named executive officer, Albert E. Whitehead, does not hold any stock options and has not received any other award under an equity incentive plan.

DIRECTORS COMPENSATION

No director received compensation from the registrant during its last completed fiscal year.

ITEM  11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
            AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2007, the Company had two equity incentive plans under which equity securities were authorized for issuance to the Company's directors, officers, employees and other persons who performed substantial services for or on behalf of the Company. The "1995 Stock Option Plan", which expired in May, 2005 remains only to the extent necessary to govern outstanding options issued under the Plan. At the Company's 2006 Annual Meeting of Stockholders, the stockholders approved the 2006 Stock Incentive

Plan, which authorized granting up to 5,000,000 options for up to 5,000,000 shares of the Company's common stock.

The following table provides certain information relating to the 1995 Stock Option Plan and the 2006 Stock Incentive Plan as of December 31, 2007:

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


                                       -20-
Equity                                        N/A
Compensation plans
not approved by
security holders
                     _________                                  _________
           TOTAL      755,000                                   4,810,000
                     _________                                  _________

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our Common Stock as of March 1, 2008 for:

* each person who is known to own beneficially more than 5% of our outstanding Common Stock;

* each of our executive officers and directors; and

* all executive officers and directors as a group.

The percentage of beneficial ownership for the following table is based on 55,080,190 shares of Common Stock outstanding as of March 1, 2008.

Unless otherwise indicated below, to the Company's knowledge, all persons and entities listed below have sole voting and investment power over their shares of Common Stock.

                                            Amount and
                                             nature of
                                            beneficial     Percent of
Name and address of beneficial owner        ownership       class (1)

Albert E. Whitehead,                        14,813,024 (2)   26.83%
Chairman of the Board and
Chief Executive Officer
3214 E. 73rd Street
Tulsa, OK  74136-5927

John C. Kinard,                               781,331 (3)     1.41%
Director
52 S. Roslyn Street
Denver, CO  80230

Montague H. Hackett, Jr.                    4,361,210 (4)     7.80%
Director
550 Park Avenue
New York, NY  10021

George H. Plewes                            3,607,500 (5)      6.45%
Former Director
P. O. Box HM 1431
Hamilton HMFX
Bermuda

All current directors and executive officers
as a group (3 persons)                    19,955,565 (6)     35.30%

(1) The percentage ownership for each person is calculated in accordance with the rules of the SEC, which provide that any shares a

                                       -21-
person is deemed to beneficially own by virtue of having a right to acquire shares upon the conversion of options or other rights are considered outstanding solely for purposes of calculating such person's percentage ownership.

 (2)  This number includes: (i) 11,842,741 shares directly owned by the Albert
E. Whitehead Living Trust, of which Mr. Whitehead is the trustee; (ii)
125,000 shares Mr. Whitehead has the right to acquire pursuant to a warrant;
(iii) 30,000 shares owned by Mr. Whitehead's grandchildren for which he acts as custodian; (iv) 2,815,283 shares directly owned by the Lacy E. Whitehead Living Trust, of which Ms. Whitehead, Mr. Whitehead's wife, is trustee. Mr. Whitehead disclaims any interest in the shares owned by the Lacy
E. Whitehead Living Trust and the shares owned by his grandchildren.

(3)  This number includes: (i) 161,331 shares directly owned by Mr. Kinard;
(ii) 320,000 shares Mr. Kinard has the right to acquire pursuant to options granted to him under the 1995 Stock Option Plan; and (iii) 150,000 shares Mr. Kinard has the right to acquire pursuant to options granted to him under The Company's 2006 Stock Option Plan and (iv) 150,000 shares directly owned by Mr. Kinard's wife, of which Mr. Kinard disclaims any interest.

(4)  This number includes (i) 2,598,710 shares directly owned by Mr. Hackett
(ii) 300,000 shares Mr. Hackett has the right to acquire under the Company's 2006 Stock Option Plan; and (iii) 312,500 shares Mr. Hackett has the right to acquire pursuant to a warrant; (iv) 500,000 shares directly owned by the Trust F/B/O Melinda Hackett and 125,000 shares the same trust has the right to acquire pursuant to a warrant, of which Mr. Hackett disclaims any interest;
(v) 400,000 shares directly owned by the Trust F/B/O Montague H. Hackett, III and 124,000 shares the same trust has the right to acquire pursuant to a warrant, of which Mr. Hackett disclaims any interest.

(5)  This number includes (i) 2,750,000 shares held directly by Mr. Plewes;
(ii) 687,500 shares Mr. Plewes has the right to acquire pursuant to a warrant; and (iii) 170,000 shares issuable upon the exercise of options granted under the Company's 1995 Stock Option Plan.

 (6) This number includes 770,000 shares issuable upon the exercise of options granted under the 1995 and 2006 Stock Option Plans and 562,500 shares that can be acquired upon the exercise of warrants.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
            INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

From time to time in the past, Mr. Whitehead, the Company's C.E.O., has advanced the Company monies to finance its operating activities. There were no such amounts advanced during the fiscal year ended December 31, 2007. None of the amounts previously advanced by Mr. Whitehead were paid back during the fiscal year ended December 31, 2007. No interest is being accrued on the advanced amount. As of December 31, 2007, the Company owed Mr. Whitehead $274,682 in connection with advances made to the Company.

DIRECTOR INDEPENDENCE

The Company has determined that each of Mr. Kinard and Mr. Hackett is "independent" within the meaning of Rule 4200(a)(15) of the NASDAQ listing standards. Because of the small size of the Company's Board of Directors, the Company has not established any committees. Rather, the

                                  -22-
entire Board acts as, and performs the same functions as, the audit committee, compensation committee and nominating committee. Mr.
Whitehead is not considered "independent" within the meaning of Rule 4200(a)(15) of the NASDAQ listing standards.

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


                                      -23-
10.9 Form of Non-qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.2 to the Company's Form 8-K dated June 5, 2006, which was filed on June 9, 2006).

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

10.13 Form of Securities Purchase Agreement entered into between Empire Petroleum Corporation and certain accredited investors in connection with 2007 private placement (incorporated herein by reference to Exhibit
       10.1 to the Company's Form 8-K dated April 4, 2007, which was filed or April 10, 2007.

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

The following is a summary of the fees billed or to be billed to the Company by Tullius Taylor Sartain & Sartian LLP, the Company's independent registered public accounting firm, for professional Services rendered for the fiscal years ended December 31, 2007 and December 31, 2006:

Fee Category              Fiscal 2007 Fees          Fiscal 2006 Fees

Audit Fees (1)              $ 32,650                   $26,630
Audit-Related Fees (2)          -0-                       -0-
Tax Fees                        -0-                       -0-
All Other Fees (3)              -0-                       -0-

Total Fees                  $ 32,650                   $26,630

 (1) Audit Fees consist of aggregate fees billed for professional services rendered for the audit of the Company's annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2007 and December 31, 2006, respectively.


                                       -24-
(2) Audit-Related fees consist of aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit Fees."

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

                                     Empire Petroleum Corporation
                                     (Registrant)

Date:  March 31, 2008                 By:       /s/Albert E. Whitehead
                                                Albert E. Whitehead
                                                Chief Executive Officer
                                                (principal executive officer,
                                                 principal financial officer
                                                 and principal accounting
                                                 officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                 Title                              Date

/s/Albert E. Whitehead    Chairman, Chief Executive Officer  March 31, 2008
Albert E. Whitehead

/s/John C. Kinard         Director                           March 31, 2008
John C. Kinard

/s/Montague H. Hackett, Jr.  Director                        March 31, 2008
Montague H. Hackett, Jr.










                                       -25-
                       EMPIRE PETROLEUM CORPORATION

                          FINANCIAL STATEMENTS

                               CONTENTS

                                                     Page No.

Balance Sheet at December 31, 2007                     F-2
Statements of Operations for the years ended
  December 31, 2007 and December 31, 2006              F-3
Statements of Changes in Stockholders' Equity
  for the years ended December 31, 2007 and
  December 31, 2006                                    F-4
Statements of Cash Flows for the years ended
  December 31, 2007 and December 31, 2006              F-5
Notes to Financial Statements                    F-6 through F-14












































                         REPORT OF INDEPENDENT

                  REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Empire Petroleum Corporation

We have audited the accompanying balance sheet of Empire Petroleum Corporation as of December 31, 2007, and the related statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Empire Petroleum Corporation as of December 31, 2007, and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has been incurring significant losses since inception. The ultimate recoverability of the Company's investment in its oil and gas interests is dependent upon the existence and discovery and development of economically recoverable oil and gas reserves and the ability of the Company to obtain necessary financing to carry out its exploration and development program. This condition raises substantial doubt about the Company's ability to continue as a going concern. Management's plan concerning this matter is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We were not engaged to examine management's assertion about the effectiveness of Empire Petroleum Corporation's internal control over financial reporting as of December 31, 2007 included in the accompanying Management's Annual Report on Internal Controls and, accordingly, we do not express an opinion thereon.


                                  /s/ TULLIUS TAYLOR SARTAIN & SARTAIN LLP
                                      Tulsa, Oklahoma
                                      March 31, 2008








                                       F-1
                               BALANCE SHEET


             ASSETS                                December 31,
                                                          2007
                                                   ___________

Current assets:
  Cash                                             $   384,630
  Accounts receivable (net of allowance
                       of $3,750)                       91,769
  Prepaid expenses                                      11,058
                                                   ___________

         Total current assets                          487,457
                                                   ___________

Property & equipment, net of accumulated
   depreciation and depletion                         973,317
                                                   ___________

                                                  $  1,460,774
                                                   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities        $     25,290
  Accounts payable to related party                    274,682
                                                   ___________

        Total current liabilities                      299,972

Long term liabilities:
  Asset retirement obligation                           52,200
                                                   ___________
        Total liabilities                              352,172
                                                   ___________
Stockholders' equity
  Common stock-$.001 par value, authorized              55,080
   100,000,000 shares, issued 55,080,190 shares
  Additional paid in capital                        11,532,176
  Accumulated deficit                              (10,478,654)
                                                   ___________

        Total stockholders' equity                   1,108,602
                                                   ___________

                                                  $  1,460,774
                                                   ===========


See accompanying notes to financial statements.








                                    F-2
                         EMPIRE PETROLEUM CORPORATION

                          STATEMENTS OF OPERATIONS

                   Years ended December 31, 2007 and 2006

                                               2007               2006
                                         ___________       ___________

Revenue:
  Petroleum sales                        $    10,356       $   102,476

Costs and expenses:
  Operating expenses                          89,521           161,467
  General and administrative                 240,376           252,353
  Well abandonment expense                 1,179,985                 0
                                         ___________       ___________

                                           1,509,882           413,820
                                         ___________       ___________

Operating loss                            (1,499,526)         (311,344)

Other (income) and expense:
  Interest expense                              3,450            6,900
  Gain on extinguishment of debt            (  99,571)          (    0)
  Miscellaneous                             (  21,729)          (  212)

                                          ___________       __________

Total other (income) and expense             (117,850)           6,688
                                          ___________       __________

Net loss                                  $(1,381,676)        (318,032)
                                          ___________       __________

Net loss per common share                 $      (.03)      $     (.01)
                                          ___________       __________
Weighted average number of
 common shares outstanding -
 Basic and diluted                         53,706,564       45,810,272
                                          ___________       __________












See accompanying notes to financial statements





                                       F-3
                        EMPIRE PETROLEUM CORPORATION
              STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  Years ended December 31, 2007 and 2006



                                   Additional
                           Par     Paid in     Accumulated
              Shares       Value   Capital       deficit       Total
              ___________  _______  ___________  ____________  ___________

Balances January 1, 2006

               42,830,190  $42,830  $8,963,135   $(8,778,946)  $  227,019

Net loss           -          -           -       (  318,032)   ( 318,032)

Value of services
 Contributed by
 Employee          -          -         50,000           -         50,000

Issuance of Stock Options               31,291           -         31,291

Issuance of Common Stock

               7,250,000     7,250   1,298,075           -      1,305,325

Stock Purchase Warrant
                                       144,675                    144,675
               __________  _______   __________  ___________  ___________

Balances December 31, 2006

               50,080,190   50,080   10,487,176   (9,096,978)   1,440,278

Net loss            -         -           -       (1,381,676)  (1,381,676)
Value of services
 contributed by
 Employee           -         -          50,000        -            50,000


Issuance of Common Stock

                 5,000,000   5,000      915,000         -           920,000

Stock Purchase Warrants
                    -         -          80,000         -            80,000
                __________  _______   _________    __________   ___________

Balances December 31, 2007

                55,080,190 $55,080  $11,532,176  $(10,478,654)  $ 1,108,602

See accompanying notes to financial statements






                                       F-4
                        EMPIRE PETROLEUM CORPORATION

                         STATEMENTS OF CASH FLOWS
                  Years ended December 31, 2007 and 2006

                                            2007             2006
                                        ___________      ___________
Cash flows from operating activities:
Net loss                               $(1,381,676)      $  (318,032)
Adjustments to reconcile net loss to
net cash used in operating activities:

   Leasehold impairment                          0            18,000
   Value of services contributed by
      Employee                              50,000            50,000
   Well abandonment expenses             1,179,985                 0
   Stock Option Plan expense                     0            31,291
   Gain on extinguishment of debt       (   99,571)                0

Change in operating assets and
  liabilities:

   Accounts receivable                      (1,624)          (51,293)
   Prepaid expenses                        (11,058)                0
   Accounts payable and accrued
     liabilities                           (82,782)          (27,402)
                                        ___________      ___________
Net cash used in operating activities     (346,726)         (297,436)
                                        ___________      ___________
Cash flows from investing activities:
  Sale of leasehold interest                 44,285                0
  Lease interest acquisition-Gabbs Valley         0         (675,000)
  Well equipment & drilling costs          (318,410)        (786,070)
  Purchase of lease interest               ( 45,305)               0
                                       ____________      ___________
Net cash used in investing
  activities                               (319,430)      (1,461,070)
                                       ____________      ___________

Cash flows from financing activities:
  Proceeds from private equity placement  1,000,000        1,450,000
  Settlement of note                     (   10,000)               0
                                       ____________      ___________
Net cash provided by financing
  activities                                990,000        1,450,000
                                       ____________      ___________

Net increase (decrease) in cash             323,844	      (308,506)
Cash - Beginning of year                     60,786          369,292
                                       ____________      ___________
Cash - End of year                     $    384,630     $     60,786
                                       ____________      ___________



See accompanying notes to financial statements




                                       F-5
                        EMPIRE PETROLEUM CORPORATION

                        NOTES TO FINANCIAL STATEMENTS

                         DECEMBER 31, 2007 and 2006

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

1. Continuing operations:

The ultimate recoverability of the Company's investment in its oil and gas interests is dependent upon the existence and discovery of economically recoverable oil and gas reserves, the ability of the Company to obtain necessary financing to further develop the interests, and upon the ability to attain future profitable production. The Company has been incurring significant losses in recent years.

Virtually all of the Company's assets are invested in the Gabbs Valley and Cheyenne River Prospects, both of which are unproved, that is, they have not been evaluated as being capable of producing economical quantities of reserves. The Company acquired additional leasehold interests in and drilled a test well on its Gabbs Valley Prospect in 2006. Completion of the test well was suspended pending evaluation of the geologic information and the securing of additional capital to continue the evaluation and possibly to complete the well. These efforts are continuing. In 2007, the Company entered into a farmout agreement with a third party who has agreed to drill at least three test wells on the Cheyenne River Prospect.

Subsequent to year end the Company has entered into a Farmout with another company whereby it agrees to re-enter the Empire Cobble Cuesta 1-12-12N-34E located in the Gabbs Valley Prospect, Nye and Mineral Counties, Nevada and deepen the well to 200 feet into the Triassic Formation or 8,000 feet, whichever first occurs. Operations on the re-entry well are expected to get underway during the second quarter of 2008.

The continuation of the Company is dependent upon the ability of the Company to attain future profitable operations. These financial statements have been prepared on the basis of United States generally accepted accounting principles applicable to a company with continuing operations, which assume that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its obligations in the normal course of operations. Management believes the going concern assumption to be appropriate for these financial statements. If the going concern assumption were not appropriate for these financial statements, then adjustments might be necessary to the carrying value of assets and liabilities, reported expenses and the balance sheet classifications used.
                                       F-6
2. Significant accounting policies:

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

Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses. As a result, if there is a loss from continuing operations, Diluted EPS is computed in the same manner as Basic EPS is computed. At December 31, 2007 the Company has 5,067,500 and 3,817,500 options and warrants outstanding, respectively, that were not included in the calculation of earnings per share for the years then ended. Such financial instruments may become dilutive and would then need to be included in future calculations of Diluted EPS.

(c) Income taxes:

The Company accounts for income taxes in accordance with the asset and liability method of accounting for income taxes set forth in SFAS No. 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to the taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is established if management determines it is more likely than not that some portion of a deferred tax asset will not be realized.


                                       F-7
(d) Financial instruments:

The carrying value of current assets and current liabilities approximate their fair value due to the relatively short period to maturity of the instruments.

(e) Stock option plan:

The Company accounts for stock based compensation under the provisions of SFAS No. 123 (R) Share Based Payment and expenses options granted over the vesting period based on the grant date fair value of the award.

(f) Obligations associated with the retirement of assets

The Company has adopted the provisions of SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 amended SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies," and, among other matters, addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred, with the associated asset retirement cost capitalized as part of the related asset and allocated to expense over the asset's useful life. The Company applies its analysis to producing wells. The Company has accrued $52,200 at December 31, 2007, which was recorded as an expense since the well costs have been fully impaired.

(g) Recent Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. The Company has reviewed the recently issued pronouncements and concluded that the following new accounting standards are applicable.

In February 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 155 "Accounting for Certain Hybrid Financial Instruments" amending SFAS No. 133 and SFAS No. 140. SFAS No. 155 eliminates the exemption from applying SFAS No. 133 to securitized financial assets. The provisions of SFAS No. 155 are to be applied to financial instruments issued or acquired during fiscal periods beginning after September 15, 2006. The adoption of SFAS No. 155 did not have a material impact on the Company's financial position or results of operations.

FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes" was issued in June, 2006. It clarifies recognition and derecognition criteria for tax positions taken in a return that may be subject to challenge upon audit. If it is "more likely than not", the benefit is to be recognized in the financial statements. Conversely, if the position is less likely than not to be sustained, the benefit should not be recognized. The recognition/ derecognition decision should be reflected in the first interim period when the status changes and not deferred to a future settlement upon audit. Tax reserves to cover aggressive positions taken in filed returns are no longer allowable. Each issue must be judged on its own merits and a recognition/derecognition decision recorded in the financial statements.
The interpretation is effective for fiscal years beginning after December 15, 2006. This interpretation did not have a material effect on the Company's financial position or results of operations.


                                       F-8
In September 2006, the FASB issued SFAS No. 157 "Fair Value Measurements" which amends and puts in one place guidance on the use of fair value measurements which had previously been included in various APB Opinions and FASB Standards. No extensions of the use of fair value measurements are contained in this new pronouncement and with some special industry exceptions (e.g., broker-dealers) no significant changes in practice should ensue. The standard is to be applied to financial statements beginning after November 15, 2007. The adoption of SFAS No. 157 is not expected to have a material impact on Empire's financial position or results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". This standard permits entities to choose to measure many financial instruments and certain other items at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. It is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of the standard to have a material effect on its financial statements and related disclosures.

In December 2007, the FASB revised SFAS No. 141 "Business Combinations" to clarify certain issues regarding business combinations. The standard is effective for periods after December 15, 2008. The Company does not expect the adoption of the standard to have a material effect on its financial statements and related documents.

3. Property and equipment:

In 2002, the Company's management determined that an impairment allowance of $6,496,614 was necessary to properly value the Company's oil and gas properties bringing the net book value of the oil and gas properties to $594,915. The basis for the impairment was the determination by the United States Bureau of Land Management ("BLM") that it does not consider the Timber Draw #1-AH well economic. In other words, under the BLM's criteria for economic determination, the well will not pay out the cost incurred to drill and complete the well. However, by authority of the BLM, for the period from April to November 2003, the well was tested for production using production periods of ten days per month. The BLM also advised the Company that since it did not commence another test well prior to August 12, 2002, the Timber Draw Unit had been terminated. Furthermore, a bottom hole pressure survey conducted in April 2002 indicated a limited reservoir for the well. The basis of the impairment described above was calculated using an estimated $10 per acre market price for the leases multiplied by the Company's working interest. During 2003, the Company recorded impairment charges of $266,778 based on working interest percentages granted to a third party for performance of certain activities and management's assessment of certain undeveloped lease values. During 2004, pursuant to the Farmout Agreement, a third party conducted a seismic survey and drilled a test well in the Cheyenne River Prospect. As a result of the reduction in the Company's working interest, a further impairment charge of $188,507 was recorded in 2005. The net book value of the Company's interest in the Cheyenne River Prospect at December 31, 2007 is $94,317.

In 2003, the Company acquired a 10% interest in the Gabbs Valley Prospect of Western Nevada by issuing 2,000,000 shares of Company stock. The Company has recorded its investment at $200,000. In 2005, the Company conducted a seismic survey of the Gabbs Valley Prospect based on the results of the seismic survey, during 2006, the Company entered into an agreement to increase its

                                       F-9
working interest in the prospect to 40% by paying $675,000 plus 55% of the drilling costs through completion. The Company contracted a drilling rig, which commenced drilling the Empire Cobble Cuesta 1-12-12N-34E, Nye County, Nevada in September 2006. After reaching a depth of 5,195 feet the Company ceased drilling operations, ran electronic logs, installed a wellhead, and conditioned the hole so that it might be re-entered or deepened at a later date. In April 2007, the Company re-entered the well and based on the results of drill stem tests, determined that the formation was very sensitive to the mud and water used in drilling the test well, causing clogs in the formation to swell which prevented any oil which might be present to flow into the well bore. The total gross acres of this prospect was increased to 75,721 acres by the acquisition of 30,917 acres from the U. S. Department of Interior in June, 2006 at a cost of $36,689. The Company increased its interest to 57% in the prospect leases in 2007 when one of the joint participants elected to surrender its 30% interest. The Company and the remaining joint owners assumed liabilities of approximately $68,000 to acquire the interest. (See Footnote 1,Subsequent Events)

The Company's other property and equipment, totaling $2,561 at December 31, 2006, consists entirely of office furniture, fixtures and equipment, which are fully depreciated.

4.    NOTES PAYABLE:

In July 2007, the Company settled its note payable to Weatherford U.S., LP in the amount of $106,121 plus accrued interest, for a payment of $10,000. The Company recorded the difference between the settlement amount and its previously recorded liability in the amount of $99,571 as a gain on extinguishment of debt in the year ending December 31, 2007.

5.  Capital Stock:

In 2005, the Company raised $500,000 of net proceeds by selling 5,000,000 shares of newly issued common stock along with warrants to purchase 1,250,000 shares of common stock which, subject to certain restrictions, may be exercised for a period of one year at an exercise price of $0.25. These warrants were extended to August 2007. Proceeds of the original placement were allocated $67,875 to common stock warrants and $432,125 to common stock and paid in capital. In 2006, the warrants were extended twice; the extensions reduced the value of the warrants to $18,250. The value assigned to the warrants was determined using the Black-Scholes option valuation method with the following assumptions: no dividend yield, expected volatility of 154%, risk free interest rate of 3.28% and expected life of one year. Assumptions used for the extensions were: no dividend yield, expected volatility of 153%, risk free interest rate of 4.86% and expected life of 6 months. Subsequent to December 31, 2006 the warrants were extended to May 15, 2008.

In 2006, the Company raised $1,450,000 of net proceeds by selling 7,250,000 shares of newly issued stock along with warrants to purchase 1,812,500 shares of common stock, which, subject to certain restrictions, may be exercised on or before May 15, 2008 at an exercise price of $0.50. Proceeds of the placement were allocated $144,675 to common stock warrants and $1,305,325 to common stock and paid in capital. The value assigned to the warrants was determined using the Black-Scholes option valuation method with the following assumptions: no dividend yield, expected volatility of 148% risk-free interest rate of 5.09% and an expected life of one year.

In 2007, the Company raised $1,000,000 of net proceeds by selling 5,000,000

                                      F-10
shares of newly issued stock, along with warrants to purchase 1,250,000 shares of common stock, which subject to certain restrictions, may be exercised until May 15, 2008 at a exercise price of $0.50 per share. Proceeds of the placement were allocated $80,000 to common stock warrants and $920,000 to common stock and paid in capital. The value assigned to the warrants was determined by using the Black-Scholes option valuation methods with the following assumptions: no dividend yield, expected volatility of 136%, risk free interest rate of 4.94%, and an expected useful life of one year.

6. Stock options:

Under a stock option plan adopted in 1995, the Company had the discretion to grant options for up to 1,600,000 shares of common stock until May 15, 2005 at which time the plan terminated except to the extent necessary to
govern outstanding options.   Stock options granted under the plan vest on
grant date and expire ten years from the date of grant plus 30 days. The exercise price of the options is the fair market value on the date of grant.

At the Company's 2006 Annual Meeting of Stockholders, the stockholders approved the 2006 Stock Incentive Plan ("the Plan"). The Plan permits the issuance of stock options, restricted stock awards, and performance shares to employees, officers, directors, and consultants of the Company. Initally, and until such time as the Board creates a Compensation Committee, the Board of Directors will administer the Plan. The total number of shares of common stock that may be issued pursuant to awards under the Plan is 5,000,000. Under the Plan, no participant may receive awards of stock options that cover in the aggregate more than 500,000 shares of common stock in any fiscal year. Unless terminated by the Board, or upon the granting of awards covering all of the shares subject to the Plan. The Plan shall terminate on June 5, 2016.

The Company adopted SFAS No. 123(R) "Share-Based Payment" in the first quarter of 2006 and expenses the cost of options granted over the vesting period of the option based on the grant-date fair value of the award. For the year ended December 31, 2006, the Company recognized an expense of $31,291 related to Options granted under the Plan. No options were granted in 2007.

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

As of December 31, 2007, there was no unrecognized compensation expense related to nonvested share-based compensation arrangements under the Plan.

A summary of the Company's Incentive Plan as of December 31, 2007 and changes during the year is presented below:




                                       F-11
                                                           Weighted Average
                                           Shares           Exercise Price
                                         _________         _________________

Outstanding at Beginning of Year 2007      755,000                .54

Granted                                          0                ---

Cancelled or Exercised                           0                ---
                                         __________

Outstanding at End of Year 2007            755,000                .54
                                         ==========             =======


The following table summarizes information about stock options outstanding at December 31, 2007:

                   Options Outstanding              Options Exercisable
           _________________________________________________________________

                            Weighted
                            Average       Weighted                Weighted
Range of       Number       Remaining     Average    Number       Average
Exercise       Outstanding  Contractual   Exercise   Exercisable  Exercise
Prices         at 12/31/07  Life          Price      at 12/31/07  Price
____________________________________________________________________________

$0.10-$1.375   755,000      4.21 Years    $0.54      755,000      $0.54

No options were granted in 2007.

7. Income taxes:

The provision for income taxes differs from the amount obtained by applying the Federal income tax rate of 34% to income before income taxes. The difference relates to the following items:

                                          2007            2006
Statutory tax rate                         34%             34%
                                       ___________    __________

Expected tax benefit                   $(470,000)    $ (102,000)
Benefit of losses not recognized         470,000        102,000
                                       ___________   ___________

Tax provision (benefit) as reported    $        -    $     -
                                       ___________   ___________

The components of deferred income taxes at December 31, 2007 are as follows:

Deferred tax assets:
  Loss carry-forwards                  $ 1,500,000
  Valuation allowance                     (700,000)
                                       ___________
                                           800,000
Deferred tax liabilities:
  Property and equipment                   800,000
                                       ___________

                                       F-12
Net deferred taxes                     $         -
                                       ___________

At December 31, 2007, the Company had net operating loss carryforwards of approximately $4,527,000 which expire beginning in 2011.

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

In 2006, Division Orders were completed on the Timber Draw and Hooligan Draw Units. Based on those Division Orders, the operator disbursed royalty payments to overriding royalty interest owners which were approximately $49,000 lower than the undistributed and previously accrued amounts, and this amount is credited to petroleum sales in 2006.

9. Related party transactions:

Coastal Energy Company Nevada (formerly PetroWorld Nevada Corp.) was a participant in the Gabbs Valley Prospect with a seismic option under which it has elected to drill a well and earn a 30% interest from Cortez Exploration, LLC. Until February 5, 2008 the Company's Chief Executive Officer was a member of the Board of Directors of its parent company Coastal Energy Company (formerly PetroWorld Corporation) and owns approximately 1.63(%) percent of the parent Company which is traded on the AIM Exchange in London and the Toronto Venture Exchange in Toronto. During 2007, Coastal elected to forfeit its interest in the Gabbs Valley Prospect. Accounts receivable from Coastal totaled $56,165 at December 31, 2006. Such Amount was paid as of February 13, 2007. At December 31, 2007 the Company has no receivable from Coastal.

In October, 2007 the Company entered into a Participation Agreement whereby it received a 6.25% working interest in the Gaskill well located in the North Boggy Creek Dakota Prospect, Niobrara County, Wyoming for $41,305. The Participation Agreement was entered into with the Company's Chief Executive Officer. The Gaskill well was re-entered and no oil and gas reserves were determined to be present. The investment was written off as of December 31, 2007.

10. Operating lease:

The Company leases office space under a month to month operating lease agreement with an unrelated party. Monthly lease payments are $994 per month.

Rent expense for each of the years ended December 31, 2007 and 2006, respectively, was $11,930 and $11,930.


                                       F-13
11.  Subsequent Events

In February, 2008 the Company granted certain Board members and employees Options to purchase common stock under the terms of the 2006 Stock Incentive Plan. The Options have a life of 10 years with an exercise price of $0.13 per share.

In February, 2008 the Board of Directors approved the conversion of $274,682 of its accounts payable to the Company's Chief Executive Officer to common stock at the current market price at the approval date of $0.13 per share. The $274,682 was composed of advances made to the Company in previous years.

In March, 2008 the Company entered into a Farmout agreement with another company who agreed to re-enter the Empire Cobble Cuesta 1-12N-34E well and deepen the well to 200 feet into the Triassic formation or 8,000 feet, whichever first occurs.

Under the terms of the Farmout the 75,201 acre lease block is divided into six (6) blocks of approximately 12,500 acres each. By re-entering and deepening the 1-12 well the farmee has the option to drill a further five wells in order to earn a 50% interest in the entire block. In the event farmee establishes oil and/or gas production it would receive 75% of the production until payout of completion costs at which time the production would be shared 50-50. Empire's interest after payout of completion costs would be 28.5%. Prior to payout of completion costs Empire's interest would be 14.25%.

Operations on the re-entry well are expected to get underway during the second quarter of 2008.































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

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a - 15(f) and 15d - 15(f)) for the small business issuer and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     (c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):

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

March 31, 2008                    /s/ Albert E. Whitehead
                                  Albert E. Whitehead, Chief Executive
                                  Officer (and principal financial officer)

EXHIBIT 32

                        CERTIFICATION PURSUANT TO
              18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report of Empire Petroleum Corporation (the "Company") on Form 10-KSB for the period ending December 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Albert E. Whitehead, Chief Executive Officer (and principal financial officer)of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


March 31, 2008                /s/ Albert E. Whitehead
                              Albert E. Whitehead, Chief Executive Officer
                              (and principal financial officer)

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

The foregoing certification is being furnished to the Securities and Exchange Commission as an exhibit to the Report and shall not be considered filed as part of the Report.