Form 10-Q
period 2008-03-31
EMPIRE PETROLEUM CORP
filed 2008-05-15
CIK 887396

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                                Form 10-Q


(Mark One)

[X] Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities
    Exchange Act of 1934

             For the quarterly period ended March 31, 2008

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from _______________to________________

                    Commission file number 001-16653

                      EMPIRE PETROLEUM CORPORATION

    (Exact name of registrant issuer as specified in its charter)

          DELAWARE                              73-1238709
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)               Identification No.)


          8801 S. Yale, Suite 120, Tulsa, Oklahoma  74137-3575
                 (Address of principal executive offices)

                              (918) 488-8068
           (Registrant's telephone number including area code)

                               Not Applicable
__________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
           [X]  Yes        [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accerlerated filer, a non-accelerated filer, or a smaller reporting company.
 See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

     Large accelerated filer  [ ]              Accelerated filer          [ ]
     Non-accelerated filer    [ ]              Smaller reporting company  [X]
    (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).            [ ] Yes     [X]  No

            APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
               PROCEEDING DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a Plan confirmed by a court.

                     [ ]  Yes            [ ]  No

The number of shares of the registrant's common stock, $0.001 par value, Outstanding as of March 31, 2008 was 57,193,128.
















































                      EMPIRE PETROLEUM CORPORATION

                          INDEX TO FORM 10-Q

Part I. FINANCIAL INFORMATION                                        Page

Item 1. Financial Statements

Consolidated Balance Sheets at March 31, 2008 and December 31, 2007      1

Consolidated Statements of Operations - Three months ended
     March 31, 2008 and 2007 (Unaudited)                                 2

Consolidated Statements of Cash Flows - three months ended
     March 31, 2008 and 2007 (Unaudited)                                 3

Notes to Consolidated Financial Statements                             4-8

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                     8-10

Item 3. Controls and Procedures                                         10

Part II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and use of Proceeds  10-11

Item 6. Exhibits and Reports on Form 8-K                                11

Signatures                                                              11































PART I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

                      EMPIRE PETROLEUM CORPORATION

                      CONSOLIDATED BALANCE SHEETS
                      (EXPRESSED IN U.S. DOLLARS)

                                         March 31,       December 31,
                                             2008               2007
                                                $                  $
                                      (Unaudited)
ASSETS                               ____________       ____________

Current assets:
  Cash                                $   369,870       $    384,630
  Accounts receivable
   (net of allowance of $3,750)            46,663             91,769
  Prepaid expenses                          7,740             11,058
		                          ___________       ____________
Total current assets                      424,273            487,457

Property & equipment, net of accumulated
  depreciation and depletion              986,770            973,317
                                      ___________       ____________
Total Assets             	       $  1,411,043       $  1,460,774
                                      ___________       ____________

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued
    liabilities                      $    37,837              25,290
  Accounts payable to related party            0             274,682
                                     ___________         ___________
Total current liabilities                 37,837             299,972

Long term liabilities:
  Asset retirement obligation             52,200              52,200
                                     ___________        ____________
Total liabilities                         90,037             352,172
                                     ___________        ____________

Stockholders' equity:
  Common stock - $.001 par value,
    authorized 100,000,000 shares,
    issued 57,193,128 shares             57,193               55,080
  Additional paid in capital         11,858,370           11,532,176
  Accumulated deficit               (10,594,557)         (10,478,654)
                                    ___________          ___________
Total stockholders' equity            1,321,006            1,108,602
                                    ___________          ___________

Total liabilities and stockholders'
  equity                            $ 1,411,043         $  1,460,774
                                    ___________         ____________

See accompanying notes to financial statements.


                                     -1-
                         EMPIRE PETROLEUM CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (UNAUDITED - EXPRESSED IN U.S. DOLLARS)


                                        Three Months Ended
                                             March 31,
                                                 $
                                   ____________________________

                                            2008           2007
                                   _____________  _____________
Revenue:
  Petroleum sales                  $           0  $         649
                                   _____________  _____________

                                               0            649
                                   _____________  _____________

Costs and expenses:
  Production & operating                  17,334          4,071
  General & administrative                98,570         43,783
  Well abandonment expense                     0        809,750
                                    ____________  _____________
                                         115,904        857,604
                                    ____________  _____________

  Operating (loss)                      (115,904)      (856,955)
                                    ____________  _____________
Other (income) and expense:
  Miscellaneous income                  (     0)              0
  Interest income                             0          (   71)
  Interest expense                            0           1,725
                                    ____________  _____________

Total other (income)
  expense                               (     0)          1,654
                                    ____________  _____________

Net loss                            $  (115,904)  $    (858,609)
                                    ____________  _____________

Net loss
  per common share                  $       .00    $        .02

                                    ____________  _____________
Weighted average number of
  common shares
  outstanding                         56,042,751     50,080,190
                                    ____________  _____________


See accompanying notes to financial statements.





                                       -2-
                      EMPIRE PETROLEUM CORPORATION

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                (UNAUDITED - EXPRESSED IN U.S. DOLLARS)

                                               Three Months Ended

                                               March 31,     March 31,
                                                   2008          2007
                                                      $             $
                                              _________     _________
Cash flows from operating activities:
  Net loss                                  $(  115,904)    $(858,609)

Adjustments to reconcile net loss
  to net cash used in operating activities:

  Value of services contributed by employees     12,500        12,500
  Well abandonment costs                              0       809,750
  Stock option plan expense                      41,125             0

(Increase) decrease in assets:
  Accounts receivable                            45,107        71,080
  Prepaid expenses                                3,318             0

Increase (decrease) in liabilities:
  Accounts payable and accrued expenses          12,548         3,604
                                               ________      ________
Net cash (used in) provided by
  operating activities                        (   1,306)       38,325
                                               ________      ________
Cash flows from financing activities:
                                                      0             0
                                               ________     _________
Net cash provided by financing activities             0             0
                                               ________     _________
Cash flows from investing activities:

  Well drilling and testing costs              ( 13,453)   (    3,680)
                                               ________    __________
Net cash used in investing activities          ( 13,453)   (    3,680)
                                               ________      ________

Net increase (decrease) in cash                 (14,759)       34,645

Cash - Beginning                                384,629        60,786
                                               ________      ________
Cash -Ending                                   $369,870      $ 95,431
                                               ________      ________

Conversion of Debt to Common Stock              274,682             0



See accompanying notes to financial statements.




                                      -3-
                        EMPIRE PETROLEUM CORPORATION

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MARCH 31, 2008

                                (UNAUDITED)

1.     BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES:

The accompanying unaudited consolidated financial statements of Empire Petroleum Corporation (Empire, or the Company) have been prepared in accordance with United States generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, the results of operations, and the cash flows for the interim period are included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

The information contained in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2007 which are contained in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission (the SEC) on March 31, 2008.

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

In 2003, the Company engaged a partner to explore its Cheyenne River Prospect, and signed an agreement to acquire a 10% interest in a block of acreage in the Gabbs Valley Prospect of western Nevada. In June 2005, the Company completed a private placement of 5,000,000 shares of its common stock along with warrants to purchase 1,250,000 shares of its common stock for an aggregate purchase price of $500,000. Subject to certain restrictions, the warrants may be exercised until November 15, 2008 (extended from the previous date of May



                                       -4-
15, 2008) at exercise prices of $0.25 and $0.50 per share. Proceeds of the private placement were allocated $67,875 to common stock warrants and $432,125 to common stock and paid-in capital. These funds were used for general corporate purposes and to pay the Company's share of the costs associated with its then 10% interest in the Gabbs Valley Oil Prospect in Nevada. By subsequent agreement with Cortez Exploration, LLC (formerly O. F. Duffield) dated May 8, 2006, Empire acquired an additional 30% interest by agreeing to pay $675,000 in land and related costs to Cortez and 45% of the drilling and completion costs on a test well to be known as the Empire Cobble Cuesta 1-12-12-34E, Nye County, Nevada. When combined with the original 10% working interest in the well and lease block which was expanded to 75,806 gross acres by the acquisition of an additional 30,917 acres from the U. S. Department of the Interior on June 14, 2006, the Company's working interest increased to 40%, after paying 55% of the drilling and completion costs of the Empire Cobble Cuesta 1-12-12N-34E test well. To fund this increased interest, the Company initiated a private placement of common stock along with warrants to purchase common stock in June 2006. In connection with this private placement, the Company issued 7,250,000 shares of common stock and warrants to purchase 1,812,500 shares of its common stock for an aggregate purchase price of $1,450,000. In April, 2007 the Company raised $1,000,000 through a private placement of 5,000,000 shares of its common stock along with warrants to purchase 1,250,000 shares of its common stock. On August 2, 2007, Empire acquired a further 17% interest, which increased its interest in the Gabbs Valley Prospect and leases to 57%
(See Note 3).  The Company is planning to drill another well in the Gabbs
Valley Prospect. The Company is currently seeking an industry partner to drill such well.

As of March 31, 2008, the Company had $369,870 of cash on hand. In order to sustain the Company's operations on a long term basis, the Company intends to continue to look for merger opportunities and consider public or private financings. The Company anticipates that it has the funds necessary to continue its operations through the next twelve months.

Compensation of Officers and Employees

The Company's only executive officer serves without pay or other compensation. The fair value of these services is estimated by management and is recognized as a capital contribution. For the three months ended March 31, 2008, the Company recorded $12,500 as a capital contribution by its executive officer.

2.    PROPERTY AND EQUIPMENT:

CHEYENNE RIVER PROSPECT

The Company owns a working interest in approximately 27,900 acres of oil and gas leases located in Niobrara County, Wyoming (the "Cheyenne River Prospect") and an overriding royalty interest of between 1.5% and 2% in 18,385 acres of oil and gas leases located in or near the Cheyenne River Prospect. On March 31, 2004, a third party paid approximately $52,128 of the Company's lease rentals on 32,643 acres in the Cheyenne River Prospect in exchange for an option to drill a test well in order to earn an interest in the farmout block, which option was subject to the third party first completing a seismic survey covering 16 square miles in the Cheyenne River Prospect. This survey was completed in September of 2003. The processing and interpreting of the data from such survey was completed September 30, 2003, and earned the third party a 25% interest in the Timber Draw #1-AH well and prospect acreage. This third party commenced a test well in the NW/4NE/4 Section 15, Twp 39N, Rge 66W, Niobrara County, Wyoming, known as the Empire Hooligan Draw Unit #1-AH, on


                                       -5-
August 6, 2004. The well was drilled horizontally to a measured drilling depth of 9,332 feet. As a result of this earning well being drilled the Company's working interest in the Hooligan Draw #1-AH well and prospect acreage was reduced to 26.785% and to 17.5% of the Timber Draw #1-AH well. As a result of the reduction in the Company's working interest as described above, the Company recorded an impairment charge of $188,507 in 2005.

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

GABBS VALLEY PROSPECT

On May 8, 2003, the Company entered into an agreement (Duffield Agreement) with O.F. Duffield (now Cortez Exploration, LLC) to acquire a ten percent (10%) working interest in a block of acreage in the Gabbs Valley Prospect by agreeing to issue 2,000,000 shares of the Company's Common Stock to Mr. Duffield for such 10% interest. The shares were issued in July 2003. This block of acreage in the Gabbs Valley Prospect consists of federal leases covering 44,604 acres in Nye and Mineral Counties, Nevada in which Mr. Duffield had a 100% working interest. The shares were valued at $.10 per share based on the closing price of the Company's common stock on the date of issuance.

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

Coastal Energy Company Nevada (CECN)(formerly PetroWorld Nevada Corp.) was a participant in the Gabbs Valley Prospect with a seismic option under which it elected to drill a well and earn a 30% interest from Cortez Exploration, Inc. At such time, the Company's Chief Executive Officer was a member of the Board of Directors of both CECN and its parent company Coastal Energy Company (formerly PetroWorld Corporation) and he currently owns approximately 1.53% of the parent Company (CEN) which is traded on the AIM Exchange in London and the Toronto Venture Exchange in Toronto. The Coastal interest was acquired on August 2, 2007 by Empire (17%) and Cortez (13%), resulting in Empire's interest (Duffield Agreement) being increased to 57%. To acquire the interest, Empire and Cortez agreed to pay Coastal's share of the remaining costs related to abandonment of the Cobble Cuesta test well. Empire's share of these costs are estimated to be approximately $34,200. Mr. Whitehead retired from his position as Chairman/Director of Coastal Energy Company on February 6, 2008.


                                       -6-
On May 1, 2007 the Company announced it had re-entered and completed testing on the Empire Cobble Cuesta 1-12-12N-34E, Nye County, Nevada well. As no hydrocarbons were recovered, the Company has taken steps to partially plug and abandon the well. The Company and its consultants have analyzed the data obtained from the Cobble Cuesta 1-12 and have concluded another well should be drilled on the prospect.

On March 3, 2008 the Company entered into a Farmout with another company whereby it agreed to re-enter the Empire Cobble Cuesta 1-12-12N-34E located in the Gabbs Valley Prospect, Nye and Mineral Counties, Nevada and deepen the well to 200 feet into the Triassic Formation or 8,000 feet, whichever first occurs. Unfortunately, the third party was unable to fulfill the contract commitment, therefore the agreement terminated by its own terms.

Empire intends to attempt to find an industry partner to drill a new test well about one-half mile north of the original 1-12 test well. We will propose the well be drilled with air which has been successful in other volcanic oil fields.

NORTH BOGGY CREEK DAKOTA PROSPECT

In October, 2007 the Company entered into a Participation Agreement with its Chief Executive Officer whereby it invested $41,305 to receive a 6.25% interest in the Gaskill #1 well located in the North Boggy Creek Dakota Prospect, Niobrara County, Wyoming. In 2007, the well was re-entered and no oil and gas reserves were determined to be present; consequently the initial investment was written off in 2007.

In the first quarter of 2008, the well operator and partners re-evaluated the Gaskill #1 well and it was then determined the Company and its partners should re-enter the well in April, 2008. Empire's estimated cost for the re-entry and deepening of the well is $26,637. In the first quarter of 2008, Empire paid $13,453 related to additional costs of the 2008 re-entry. These costs have been capitalized in the Company's financial statements.

3.  EQUITY

On February 19, 2008 the Company's Board of Directors approved the conversion to stock of the Company's liability to its Chief Executive Officer, A. E. Whitehead. The liability of $274,682 was converted to 2,112,938 shares of common stock at a price of $0.13 per share.

On February 19, 2008 the Company's Board of Directors approved granting options to purchase 350,000 shares of the Company's common stock to directors and employee at $0.13 per share. The options are immediately vested and expire after ten years. The Company recorded an expense of $41,125 for the fair market value of the options. Fair values were estimated at the date of grant of the options, using the Black-Scholes Option Valuation Model with the following weighted average assumptions: risk free interest rate of 3.76%, volatility factor of the expected market price of the Company's common stock of 147%, no dividend yield, and a weighted average expected life of the options of 5 years. For the purpose of determining the expected life of the options, the Company utilizes the Simplified Method as defined in Staff Accounting Bulletin No. 107 issued by the Securities and Exchange Commission.

Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive

                                       -7-
effect on losses. As a result, if there is a loss from continuing operations, Diluted EPS is computed in the same manner as Basic EPS is computed. At December 31, 2007 the Company has 5,067,500 and 3,817,500 options and warrants outstanding, respectively, that were not included in the calculation of earnings per share for the years then ended. Such financial instruments may become dilutive and would then need to be included in future calculations of Diluted EPS.

On April 16, 2008 the Company extended all of its outstanding warrants to November 15, 2008.

4.   SUBSEQUENT EVENTS

In April, 2008 the Company agreed to participate in re-entering and deepening Of the Gaskill #1 well in the North Boggy Creek Dakota Prospect. The Company's expected cost for its 6.25% interest is expected to be approximately $27,000.

On April 16, 2008 the Company's Board of Directors agreed to extend all of the existing warrants to purchase common stock until November 15, 2008.

On April 4, 2008 the Company sold a portion of it's ORR interest on the Cheyenne River Prospect. The Company's portion of the proceeds were $16,500.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

THREE MONTH PERIOD ENDED MARCH 31, 2008, COMPARED TO THREE MONTH PERIOD ENDED MARCH 31, 2007.

For the three months ended March 31, 2008, sales revenue decreased $649 to $0 compared to $649 for the same period during 2007. The decrease in sales revenue was the result of no oil sales in 2008.

Well abandonment expenses decreased to $0 for the three months ended March 31, 2008 from $809,750 in 2007.

Production and operating expenses increased $13,263 to $17,334 for the three months ended March 31, 2008, from $4,071 for the same period in 2007. The increase was primarily due to higher consulting expenses in 2008 and lease expenses.
                                       -8-
General and administrative expenses increased by $54,786 to $98,570 for the three months ended March 31, 2008, from $43,784 for the same period in 2007. The increase was primarily due to stock options issued in 2008 and an increase in professional fees.

Interest expense decreased to $0 for the three months ended March 31, 2008 from $1,725 for the same period in 2007. The decrease is due to the settlement of the Weatherford note payable in 2007.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

As of March 31, 2008, the Company had $369,870 of cash on hand. The Company believes that its cash on hand will allow it to finance its operations for the next twelve months, and to participate in further exploration of the Gabbs Valley Prospect. In order to sustain the Company's operations on a long term basis, the Company intends to continue to look for merger opportunities and consider public or private financings. The Company does not plan to undertake further exploration of the Gabbs Valley or Cheyenne River Prospects without an industry partner or additional equity placement.

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

As stated elsewhere in this Form 10-Q, on May 1, 2007, after further testing of the Company's only well in the Gabbs Valley Prospect, the
Company decided to partially plug and abandon the well since no hydrocarbons were recovered. However, the Company was encouraged by the data it acquired in connection with the drilling, logging and testing of the well and additional studies of such data, with the assistance of geological and engineering consultants, determined that further drilling is warranted.
It is possible that excessive mud exposure in the hole for over five months seriously impeded the process of recovering hydrocarbons. It was determined that a new test well should be drilled using a different
method of drilling.   In March, 2008 the Company entered into a farmout
agreement with a third party who has agreed to re-enter the Cobble Cuesta 1-12 well. By re-entering the Cobble Cuesta 1-12, the farmee earn's an option to drill up to five additional wells in the Gabbs Valley Prospect. Unfortunately, the third party was unable to fulfill the contract commitment, Therefore, the agreement terminated by its own terms. The Company intends to attempt to find an industry partner to drill a new test well about one-half mile north of the Cobble Cuesta 1-12.

ADVANCES FROM RELATED PARTY

Through March 31, 2005, the Company financed its operations primarily through advances made to the Company by the Albert E. Whitehead Living Trust, of which

                                       -9-
the Company's Chairman of the Board and Chief Executive Officer, Mr. Whitehead, is the trustee. At the end of 2007 the Company was indebted to the Albert E. Whitehead Living Trust in the amount of $274,682. This loan was converted, on February 16, 2008, into 2,112,938 shares of the Company's common stock at $0.13 per share.

MATERIAL RISKS

The Company has incurred significant losses from operations and there is no assurance that it will achieve profitability or obtain funds necessary to finance continued operations. For other material risks, see the Company's form 10-KSB for the period ended December 31, 2007, which was filed March 31, 2008.

FORWARD-LOOKING INFORMATION

This quarterly report on Form 10-Q, including this section, includes certain statements that may be deemed "forward-looking statements" within the meaning of federal securities laws. All statements, other than statements of historical facts, that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including future sources of financing and other possible business developments, are forward-looking statements. Such statements are subject to a number of assumptions, risks and uncertainties and could be affected by a number of different factors, including the Company's failure to secure short and long term financing necessary to sustain and grow its operations, increased competition, changes in the markets in which the Company participates and the technology utilized by the Company and new legislation regarding environmental matters. These risks and other risks that could affect the Company's business are more fully described in reports it files with the Securities and Exchange Commission, including its Form 10-KSB for the fiscal year ended December 31, 2007. Actual results may vary materially from the forward-looking statements.

The Company undertakes no duty to update any of the forward-looking statements in this Form 10-Q.

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

PART II. OTHER INFORMATION

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 19, 2008, the Company issued 2,112,938 shares of its common stock without registering such common stock under the Securities Act of 1933, as amended, to the Company's Chief Executive Officer, A. E. Whitehead, in exchange for the cancellation of indebtedness of the Company owed to Mr. Whitehead in the amount of $274,682. The indebtedness was converted using a price per share of $0.13 per share.
                                         -10-
The Company relied on the exemption set forth in Section 4(2) of the Securities Act in connection with the issuance of the securities described above. Mr. Whitehead is a sophisticated person, there was no underwriting in connection with the issuances of these securities and no commissions were paid to any party upon such issuance.

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

                                        EMPIRE PETROLEUM CORPORATION

Date:  May 15, 2008                     By: /s/ Albert E. Whitehead
                                                ___________________
                                                Albert E. Whitehead
                                                Chairman/CEO


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







                                       -11-
EXHIBIT 31
                             CERTIFICATION

I, Albert E. Whitehead, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Empire Petroleum Corporation;

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

May 15, 2008                           /s/ Albert E. Whitehead
                                       Albert E. Whitehead,
                                       Chief Executive Officer and
                                         Principal Financial Officer


EXHIBIT 32

                        CERTIFICATION PURSUANT TO
                         18 U.S.C. SECTION 1350,
                         AS ADOPTED PURSUANT TO
              SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Empire Petroleum Corporation (the "Company") on Form 10-Q for the period ending March 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Albert E. Whitehead, Chief Executive Officer (and principal financial officer) of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

 (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

May 15, 2008                                /s/ Albert E. Whitehead
                                            Albert E. Whitehead
                                            Chief Executive Officer and
                                               Principal Financial Officer























                                       -13-