Form 10-Q
period 2008-06-30
EMPIRE PETROLEUM CORP
filed 2008-08-14
CIK 887396

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                                Form 10-Q


(Mark One)

[X] Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities
    Exchange Act of 1934

             For the quarterly period ended June 30, 2008

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

                     [ ]  Yes            [ ]  No

The number of shares of the registrant's common stock, $0.001 par value, outstanding as of June 30, 2008 was 57,193,128.
















































                      EMPIRE PETROLEUM CORPORATION

                          INDEX TO FORM 10-Q

Part I. FINANCIAL INFORMATION                                        Page

Item 1. Financial Statements

Balance Sheets at June 30, 2008 (Unaudited) and
     December 31, 2007                                                   1

Statements of Operations - Three months and six
     months ended June 30, 2008 and 2007 (Unaudited)                     2

Statements of Cash Flows - Six months ended
     June 30, 2008 and 2007 (Unaudited)                                  3

Notes to Financial Statements                                          4-8

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                     8-10

Item 4. Controls and Procedures                                      10-11

Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                11

Signatures                                                              11
































PART I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

                      EMPIRE PETROLEUM CORPORATION

                             BALANCE SHEETS

                                          June 30,       December 31,
                                             2008               2007
                                                $                  $
                                      (Unaudited)
ASSETS                               ____________       ____________

Current assets:
  Cash                                $   279,574       $    384,630
  Accounts receivable
   (net of allowance of $3,750
    at June 30, 2008 and
    December 31, 2007)                     10,770             91,769
  Prepaid expenses                          4,422             11,058
		                          ___________       ____________
Total current assets                      294,766            487,457

Property & equipment, net of accumulated
  depreciation and depletion              956,817            973,317
                                      ___________       ____________
Total Assets             	       $  1,251,583       $  1,460,774
                                      ___________       ____________

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Account payable and accrued
    liabilities                      $    20,513              25,290
  Account payable to related party             -             274,682
                                     ___________         ___________
Total current liabilities                 20,513             299,972

Long term liabilities:
  Asset retirement obligation             52,200              52,200
                                     ___________        ____________
Total liabilities                         72,713             352,172
                                     ___________        ____________
Stockholders' equity:
  Common stock - $.001 par value,
    authorized 100,000,000 shares,
    issued 57,193,128 at June 30,
    2008 and 55,080,190 at
    December 31, 2007                    57,193               55,080
  Additional paid in capital         11,870,869           11,532,176
  Accumulated deficit               (10,749,192)         (10,478,654)
                                    ___________          ___________
Total stockholders' equity            1,178,870            1,108,602
                                    ___________          ___________

Total liabilities and stockholders'
  equity                            $ 1,251,583         $  1,460,774
                                    ___________         ____________

             See accompanying notes to financial statements.
                                     -1-
                         EMPIRE PETROLEUM CORPORATION

                           STATEMENTS OF OPERATIONS

                                 (UNAUDITED)


                              Three Months Ended           Six Months Ended

                                  June 30,                      June 30,
                         ____________________________  ________________________

                                  2008           2007          2008        2007
                         _____________  _____________  ____________  __________
Revenue:
  Petroleum sales        $       9,643  $       4,606  $      9,643  $    5,255
                         _____________  _____________  ____________  __________
                                 9,643          4,606         9,643       5,255
                         _____________  _____________  ____________  __________

Costs and expenses:
  Production & operating        78,715         42,755        96,049     46,825
  General & administrative      85,562         79,324       184,132    123,108
  Well abandonment expense           0        309,946             0  1,119,696
                          ____________  _____________  ____________  _________
                               164,277        432,025       280,181  1,289,629
                          ____________  _____________  ____________  _________
  Operating loss              (154,634)      (427,419)     (270,538)(1,284,374)
                          ____________  _____________  ____________  _________
Other (income) and expense:
  Miscellaneous income               0              0            0           0
  Interest income                    0              0            0    (     71)
  Interest expense                   0          1,725            0       3,450
                          ____________  _____________  ____________  _________

Total other expense                  0          1,725            0       3,379
                          ____________  _____________  ____________   ________

Net loss                  $   (154,634)  $   (429,144) $  (270,538) (1,287,753)
                          ____________  _____________  ____________  _________

Net loss per common
  share, basic and
  diluted                 $        .00   $       (.01) $        .00  $    (.02)
                          ____________  _____________  ____________  _________
Weighted average number of
  common shares outstanding,
  basic and diluted         57,193,128     54,524,634    57,193,128 52,302,412
                          ____________  _____________  ____________ __________


                See accompanying notes to financial statements.








                                       -2-
                      EMPIRE PETROLEUM CORPORATION

                        STATEMENTS OF CASH FLOWS

                              (UNAUDITED)

                                                Six Months Ended

                                                June 30,      June 30,
                                                   2008          2007
                                                      $             $
                                              _________    __________
Cash flows from operating activities:
  Net loss                                  $(  270,538)  $(1,287,753)

Adjustments to reconcile net loss
  to net cash used in operating activities:

  Value of services contributed by employees     25,000        25,000
  Well abandonment costs                              0     1,119,696
  Stock option plan expense                      41,124             0

(Increase) decrease in assets:
  Accounts receivable                            80,999       (52,229)
  Prepaid expenses                                6,636             0

Increase (decrease) in liabilities:
  Accounts payable and accrued expenses          (4,777)       32,737
                                               ________      ________
Net cash used in
  operating activities                        ( 121,556)     (162,549)
                                               ________      ________
Cash flows from investing activities:

  Sale of royalty interest                       16,500    (  337,126)
                                               ________    __________
Net cash provided by
  (used in) investing activities                 16,500    (  337,126)
                                               ________    __________
Cash flows from financing activities:
  Proceeds from private equity placement              0     1,000,000
                                               ________     _________
Net cash provided by financing activities             0     1,000,000
                                               ________     _________
Net increase (decrease) in cash                (105,056)      500,325

Cash - Beginning                                384,630        60,786
                                               ________      ________
Cash -Ending                                   $279,574      $561,111
                                               ________      ________

Conversion of Debt to Common Stock              274,682             0
                                               ________      ________


                See accompanying notes to financial statements.




                                      -3-
                        EMPIRE PETROLEUM CORPORATION

                       NOTES TO FINANCIAL STATEMENTS

                               June 30, 2008

                                (UNAUDITED)

1.     BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES:

The accompanying unaudited financial statements of Empire Petroleum Corporation (Empire, or the Company) have been prepared in accordance with United States generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, the results of operations, and the cash flows for the interim period are included. All adjustments are of a normal, recurring nature. Operating results for the interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

The information contained in this Form 10-Q should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2007 which are contained in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission (the SEC) on March 31, 2008.

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

In 2003, the Company engaged a partner to explore its Cheyenne River Prospect, Wyoming, and signed an agreement to acquire a 10% interest in a block of acreage in the Gabbs Valley Prospect of western Nevada. In June 2005, the Company completed a private placement of 5,000,000 shares of its common stock along with warrants to purchase 1,250,000 shares of its common stock for an aggregate purchase price of $500,000. Subject to certain restrictions, the warrants may be exercised until November 15, 2008 (extended from the previous date of May 15, 2008) at exercise prices of $0.25 and $0.50 per share.


                                       -4-
Proceeds of the private placement were allocated $67,875 to common stock warrants and $432,125 to common stock and paid-in capital. These funds were used for general corporate purposes and to pay the Company's share of the costs associated with its then 10% interest in the Gabbs Valley Oil Prospect in Nevada. By subsequent agreement with Cortez Exploration, LLC (formerly
O. F. Duffield) dated May 8, 2006, Empire acquired an additional 30% interest by agreeing to pay $675,000 in land and related costs to Cortez and 45% of the drilling and completion costs on a test well to be known as the Empire Cobble Cuesta 1-12-12-34E, Nye County, Nevada. When combined with the original 10% working interest in the well and lease block which was expanded to 75,806 gross acres by the acquisition of an additional 30,917 acres from the U. S. Department of the Interior on June 14, 2006, the Company's working interest increased to 40%, after paying 55% of the drilling and completion costs of the Empire Cobble Cuesta 1-12-12N-34E test well. To fund this increased interest, the Company initiated a private placement of common stock along with warrants to purchase common stock in June 2006. In connection with this private placement, the Company issued 7,250,000 shares of common stock and warrants to purchase 1,812,500 shares of its common stock for an aggregate purchase price of $1,450,000. In April, 2007 the Company raised $1,000,000 through a private placement of 5,000,000 shares of its common stock along with warrants to purchase 1,250,000 shares of its common stock. On August 2, 2007, the Company acquired a further 17% interest, which increased its interest in the Gabbs Valley Prospect and leases to 57% (See Note 3). The Company is planning to drill another well in the Gabbs Valley Prospect. The Company is currently seeking an industry partner to drill such well.

As of June 30, 2008, the Company had $279,574 of cash on hand. In order to sustain the Company's operations on a long term basis, the Company intends to continue to look for merger opportunities and consider public or private financings. The Company anticipates that it has the funds necessary to continue its operations through the next twelve months.

Compensation of Officers and Employees

The Company's only executive officer serves without pay or other compensation. The fair value of these services is estimated by management and is recognized as a capital contribution. For the six months ended June 30, 2008, the Company recorded $25,000 as a capital contribution by its executive officer.

2.    PROPERTY AND EQUIPMENT:

CHEYENNE RIVER PROSPECT

The Company owns a working interest in approximately 20,764 acres of oil and gas leases located in Niobrara County, Wyoming (the "Cheyenne River Prospect"). The acreage total is down from last year due to lease expiries. The Company originally acquired leases on this prospect in 1998 and during the period from the original acquisition to 2008, it has caused a seismic program and the drilling of two wells which resulted in small oil producers. In 2005, the Company recorded an impairment charge of $188,507 on its investment in the Cheyenne River Prospect as a result of a third party earning an interest by conducting a seismic survey and drilling the Hooligan Draw well.

In 2007, the Company entered into a Farmout and Partial Sale Agreement with a third party. The third party purchased a one-half interest in the Timber Draw #1-AH and the Hooligan Draw #1-AH and agreed to drill three test wells at locations of its choice on the farmout lands. In return for drilling the three test wells the third party will earn a 100% interest in the 480 acres associated with the three wells subject to a small overriding royalty retained
                                       -5-
by the Company together with a 50% interest in the balance of the farmout block, or the remaining 20,764 acres in the Cheyenne River Prospect. The Company currently has an 8.75% working interest in the Timber Draw #1-AH
Well and 13.39% working interest in the Hooligan Draw 1-AH well. After the drilling of the three test wells, the Company's remaining interest will be its overriding royalty on the drill site 480 acres and a 13.39% working interest in the balance of the farmout lands. The third party expects to commence drilling operations in August or September of 2008.

On April 4, 2008 the Company sold a portion of it's ORR interest on the Cheyenne River Prospect. The Company's portion of the proceeds were $16,500.

GABBS VALLEY PROSPECT

On May 8, 2003, the Company entered into an agreement (Duffield Agreement) with O.F. Duffield (now Cortez Exploration, LLC) to acquire a ten percent (10%) working interest in a block of acreage in the Gabbs Valley Prospect by agreeing to issue 2,000,000 shares of the Company's Common Stock to Mr. Duffield for such 10% interest. The shares were issued in July 2003. This block of acreage in the Gabbs Valley Prospect consisted of federal leases covering 44,604 acres in Nye and Mineral Counties, Nevada in which Mr. Duffield had a 100% working interest. The shares were valued at $.10 per share based on the closing price of the Company's common stock on the date of issuance.

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

Coastal Energy Company Nevada (CECN)(formerly PetroWorld Nevada Corp.) was a participant in the Gabbs Valley Prospect with a seismic option under which it elected to drill a well and earn a 30% interest from Cortez Exploration, Inc. At such time, the Company's Chief Executive Officer was a member of the Board of Directors of both CECN and its parent company Coastal Energy Company (formerly PetroWorld Corporation) and he currently owns approximately 1.53% of the parent company (CEN), which is traded on the AIM Exchange in London and the Toronto Venture Exchange in Toronto. The Coastal interest was acquired on August 2, 2007 by Empire (17%) and Cortez (13%), resulting in Empire's interest being increased to 57%. To acquire the interest, Empire and Cortez agreed to pay Coastal's share of the remaining costs related to abandonment of the Cobble Cuesta test well. Empire's share of these costs are estimated to be approximately $34,200. Mr. Whitehead retired from his position as Chairman/Director of Coastal Energy Company on February 6, 2008.

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


                                       -6-
On March 3, 2008 the Company entered into a Farmout with another company whereby it agreed to re-enter the Empire Cobble Cuesta 1-12-12N-34E located in the Gabbs Valley Prospect, Nye and Mineral Counties, Nevada and deepen the well to 200 feet into the Triassic Formation or 8,000 feet, whichever first occurs. Unfortunately, the third party was unable to fulfill the contract commitment, therefore the agreement terminated.

The Company is attempting to find an industry partner to drill a new test well about one-half mile north of the original 1-12 test well. The Company is proposing the well be drilled with air which has been successful in other volcanic oil fields.

NORTH BOGGY CREEK DAKOTA PROSPECT

In October, 2007 the Company entered into a Participation Agreement with its Chief Executive Officer whereby it invested $41,305 to receive a 6.25% interest in the Gaskill #1 well located in the North Boggy Creek Dakota Prospect, Niobrara County, Wyoming. In 2007, the well was re-entered and no oil and gas reserves were determined to be present; consequently, the initial investment was written off in 2007.

In April 2008, the operator re-entered the well and after further testing determined to plug and abandon the well. The Company has incurred costs of $44,771 in 2008 for its 6.25% interest in the re-entry and deepening of the Gaskill #1 well. In addition, the Company also is liable for certain costs related to plugging and abandoning the well. The well operator has informed the Company that it expects proceeds from the sale of equipment at the well to offset the costs of plugging and abandoning the well. Therefore, the Company has not accrued any additional liability for plugging and abandoning the well.

3.  EQUITY

On February 19, 2008 the Company's Board of Directors approved the conversion to stock of the Company's liability to its Chief Executive Officer, A. E. Whitehead. The liability of $274,682 was converted to 2,112,938 shares of common stock at a price of $0.13 per share.

On February 19, 2008 the Company's Board of Directors approved granting options to purchase 350,000 shares of the Company's common stock to directors and employee at $0.13 per share. The options are immediately vested and expire after ten years. The Company recorded an expense of $41,124 for the fair market value of the options. Fair values were estimated at the date of grant of the options, using the Black-Scholes Option Valuation Model with the following weighted average assumptions: risk free interest rate of 3.76%, volatility factor of the expected market price of the Company's common stock of 147%, no dividend yield, and a weighted average expected life of the options of 5 years. For the purpose of determining the expected life of the options, the Company utilizes the Simplified Method as defined in Staff Accounting Bulletin No. 107 issued by the Securities and Exchange Commission.

Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses. As a result, if there is a loss from continuing operations, Diluted EPS is computed in the same manner as Basic EPS is computed. At
June 30, 2008 the Company has 1,105,000 and 4,312,500 options and warrants outstanding, respectively, that were not included in the calculation of

                                       -7-
earnings per share for the years then ended. Such financial instruments may become dilutive and would then need to be included in future calculations of Diluted EPS.

On April 16, 2008 the Company extended all of its outstanding warrants to November 15, 2008. Fair values of the extended warrants were estimated at the date of extension using the Black-Scholes Option Valuation Model with the following weighted average assumptions: risk free interest rate of 1.49%, volatility factor of the expected market price fo the Company's common stock of 154%, no dividend yield, and a weighted average expected life of the warrants of 7 months. As a result of the extension, the outstanding warrants are valued at $42,325, which had no income statement effect.

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

THREE MONTH PERIOD ENDED JUNE 30, 2008, COMPARED TO THREE MONTH PERIOD ENDED JUNE 30, 2007.

For the three months ended June 30, 2008, sales revenue increased $5,037 to $9,643 compared to $4,606 for the same period during 2007. The increase in sales revenue was the result of higher production from the Timber Draw #1-AH and the Hooligan Draw #1-AH wells.

Well abandonment expenses decreased to $0 for the three months ended June 30, 2008 from $309,946 in 2007. The decrease is due to the determination to partially plug and abandon the Cobble Cuesta test well in Nevada in 2007.

Production and operating expenses increased $35,960 to $78,715 for the three months ended June 30, 2008, from $42,755 for the same period in 2007. The increase was primarily due to costs related to re-entering the Gaskill #1 well in the North Boggy Creek Dakota Prospect.

General and administrative expenses increased by $6,238 to $85,562 for the three months ended June 30, 2008, from $79,324 for the same period in 2007. The increase was primarily due to expenses related to administration of the Company's leases.

For the three months ended June 30, 2008, interest expense decreased $1,725 to $0 due to the settlement of the Weatherford note payable in 2007.
                                       -8-
SIX MONTH PERIOD ENDED JUNE 30, 2008, COMPARED TO SIX MONTH PERIOD
ENDED JUNE 30, 2007.

For the six months ended June 30, 2008, sales revenue increased $4,388 to $9,643 compared to $5,255 for the same period during 2007. The increase in sales revenue was the result of higher production from the Timber Draw #1-AH and the Hooligan Draw #1-AH wells.

Well abandonment expenses decreased to $0 for the six months ended June 30, 2008 from $1,119,696 in 2007. In 2007, the Company recorded abandonment costs related to the Cobble Cuesta well.

Production and operating expenses increased $49,224 to $96,049 for the six months ended June 30, 2008, from $46,825 for the same period in 2007. The increase was primarily due to costs related to the re-entry of the North Boggy Creek Dakota Prospect.

General and administrative expenses increased by $61,024 to $184,132 for the six months ended June 30, 2008, from $123,108 for the same period in 2007. The increase was primarily due to stock options issued in 2008 and expenses related to administration costs of the Company's leases.

Interest expense decreased to $0 for the six months ended June 30, 2008 from $3,450 for the same period in 2007. The decrease is due to the settlement of the Weatherford note payable in 2007.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

As of June 30, 2008, the Company had $279,574 of cash on hand. The Company believes that its cash on hand will allow it to finance its operations for the next twelve months, and to participate in further exploration of the Gabbs Valley Prospect. In order to sustain the Company's operations on a long term basis, the Company intends to continue to look for merger opportunities and consider public or private financings. The Company does not plan to undertake further exploration of the Gabbs Valley or Cheyenne River Prospects without an industry partner or additional equity placement.

OUTLOOK

In 2007, the Company entered into a Farmout and Partial Sale Agreement with a third party. The third party purchased a one-half interest in the Timber Draw #1-AH and the Hooligan Draw #1-AH and agreed to drill three test wells at locations of its choice on the farmout lands. In return for drilling the three test wells the third party will earn a 100% interest in the 480 acres associated with the three wells subject to a small overriding royalty retained by the Company together with a 50% interest in the balance of the farmout block, or the remaining 20,764 acres in the Cheyenne River Prospect. After the drilling of the three test wells, the Company's remaining interest will be its overriding royalty on the drill site 480 acres and a 13.39% working interest in the balance of the farmout lands.

As stated elsewhere in this Form 10-Q, on May 1, 2007, after further testing of the Company's only well in the Gabbs Valley Prospect, the Company decided to partially plug and abandon the well since no hydrocarbons were recovered. However, the Company was encouraged by the data it acquired in connection with the drilling, logging and testing of the well and additional studies of such data, with the assistance of geological and

                                       -9-
engineering consultants, determined that further drilling is warranted.
It is possible that excessive mud exposure in the hole for over five months seriously impeded the process of recovering hydrocarbons. It was determined that a new test well should be drilled using a different
method of drilling.   In March, 2008 the Company entered into a farmout
agreement with a third party who had agreed to re-enter the Cobble Cuesta 1-12 well. Unfortunately, the third party was unable to fulfill the contract commitment, Therefore, the agreement terminated by its own terms. The Company is attempting to find an industry partner to drill a new test well about one-half mile northeast of the Cobble Cuesta 1-12.

ADVANCES FROM RELATED PARTY

Through March 31, 2005, the Company financed its operations primarily through advances made to the Company by the Albert E. Whitehead Living Trust, of which the Company's Chairman of the Board and Chief Executive Officer, Mr. Whitehead, is the trustee. At the end of 2007 the Company was indebted to the Albert E. Whitehead Living Trust in the amount of $274,682. This loan was converted, on February 19, 2008, into 2,112,938 shares of the Company's common stock at $0.13 per share.

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

Item 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation under the supervision of the Company's Chief Executive Officer (and principal financial officer) of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rules 13a- 15(e) and 15d-15(e). Based on this evaluation, the Company's Chief Executive Officer (and principal financial officer) has

                                         -10-
concluded that the disclosure controls and procedures as of the end of the period covered by this report are effective. During the period covered by this report, there was no change in the Company's internal controls over financial reporting that has materially affected or that is reasonably likely to materially affect the Company's internal control over financial reporting.

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

                                        EMPIRE PETROLEUM CORPORATION

Date:  August 14, 2008                  By: /s/ Albert E. Whitehead
                                                ___________________
                                                Albert E. Whitehead
                                                Chairman/CEO


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

       (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

       (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial
       reporting.
                                       -12-
August 14, 2008                        /s/ Albert E. Whitehead
                                       Albert E. Whitehead,
                                       Chief Executive Officer and
                                         Principal Financial Officer


EXHIBIT 32

                        CERTIFICATION PURSUANT TO
                         18 U.S.C. SECTION 1350,
                         AS ADOPTED PURSUANT TO
              SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Empire Petroleum Corporation (the "Company") on Form 10-Q for the period ending June 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Albert E. Whitehead, Chief Executive Officer (and principal financial officer) of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

 (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

August 14, 2008                             /s/ Albert E. Whitehead
                                            Albert E. Whitehead
                                            Chief Executive Officer and
                                               Principal Financial Officer




























                                     -13-