Form 10-Q
period 2008-09-30
EMPIRE PETROLEUM CORP
filed 2008-11-12
CIK 887396

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                                Form 10-Q


(Mark One)

[X] Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities
    Exchange Act of 1934

             For the quarterly period ended September 30, 2008

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

                     [ ]  Yes            [ ]  No

The number of shares of the registrant's common stock, $0.001 par value, outstanding as of September 30, 2008 was 57,193,128.

















































                      EMPIRE PETROLEUM CORPORATION

                          INDEX TO FORM 10-Q

Part I. FINANCIAL INFORMATION                                        Page

Item 1. Financial Statements

Balance Sheets at September 30, 2008 (Unaudited) and
     December 31, 2007                                                   1

Statements of Operations - Three months and Nine
     months ended September 30, 2008 and 2007 (Unaudited)                2

Statements of Cash Flows - Nine months ended
     September 30, 2008 and 2007 (Unaudited)                             3

Notes to Financial Statements                                          4-8

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                     8-10

Item 4. Controls and Procedures                                         11

Part II. OTHER INFORMATION

Item 6. Exhibits                                                        11

Signatures                                                              11
































PART I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

                      EMPIRE PETROLEUM CORPORATION

                             BALANCE SHEETS

                                     September 30,       December 31,
                                             2008               2007
                                                $                  $
                                      (Unaudited)
ASSETS                               ____________       ____________

Current assets:
  Cash                                $   188,672       $    384,630
  Accounts receivable
   (net of allowance of $3,750
    at September 30, 2008 and
    December 31, 2007)                      1,012             91,769
  Prepaid expenses                              0             11,058
		                          ___________       ____________
Total current assets                      189,684            487,457

Property & equipment, net of accumulated
  depreciation and depletion              969,842            973,317
                                      ___________       ____________
Total Assets             	       $  1,159,526       $  1,460,774
                                      ___________       ____________

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Account payable and accrued
    liabilities                      $     1,843              25,290
  Account payable to related party             -             274,682
                                     ___________         ___________
Total current liabilities                  1,843             299,972

Long term liabilities:
  Asset retirement obligation             52,200              52,200
                                     ___________        ____________
Total liabilities                         54,043             352,172
                                     ___________        ____________
Stockholders' equity:
  Common stock - $.001 par value,
    authorized 100,000,000 shares,
    issued 57,193,128 at September 30,
    2008 and 55,080,190 at
    December 31, 2007                    57,193               55,080
  Additional paid in capital         11,883,369           11,532,176
  Accumulated deficit               (10,835,079)         (10,478,654)
                                    ___________          ___________
Total stockholders' equity            1,105,483            1,108,602
                                    ___________          ___________

Total liabilities and stockholders'
  equity                            $ 1,159,526         $  1,460,774
                                    ___________         ____________

             See accompanying notes to financial statements.
                                     -1-
                         EMPIRE PETROLEUM CORPORATION

                           STATEMENTS OF OPERATIONS

                                 (UNAUDITED)


                              Three Months Ended           Nine Months Ended

                                 September 30,                September 30,
                         ____________________________  ________________________

                                  2008           2007          2008        2007
                         _____________  _____________  ____________  __________
Revenue:
  Petroleum sales        $       5,350  $           0  $     14,993  $    5,255
                         _____________  _____________  ____________  __________
                                 5,350              0        14,993       5,255
                         _____________  _____________  ____________  __________

Costs and expenses:
  Production & operating        50,249         21,024       146,298      67,849
  General & administrative      45,397         70,388       229,529     193,497
  Well abandonment expense           0         38,984             0   1,158,680
                          ____________  _____________  ____________   _________
                                95,646        130,396       375,827   1,420,025
                          ____________  _____________  ____________   _________
  Operating loss              ( 90,296)      (130,396)     (360,834) (1,418,221)
                          ____________  _____________  ____________   _________
Other (income) and expense:
  Miscellaneous income        (  4,409)      ( 99,606)     (  4,409) (   99,606)
  Interest income                    0              0            0   (       71)
  Interest expense                   0              0            0        3,450
                          ____________  _____________  ____________   _________

Total other expense           (  4,409)      ( 99,606)     (  4,409)  (  96,227)
                          ____________  _____________  ____________   _________

Net loss                  $   ( 85,887)  $   ( 30,790) $  ( 356,425) (1,318,543)
                          ____________  _____________  ____________   _________

Net loss per common
  share, basic and
  diluted                 $       (.00)  $       (.00) $       (.01) $    (.02)
                          ____________  _____________  ____________  _________
Weighted average number of
  common shares outstanding,
  basic and diluted         57,193,128     55,080,190    56,813,883 53,241,955
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

                                           September 30, September 30,
                                                   2008          2007
                                                      $             $
                                              _________    __________
Cash flows from operating activities:
  Net loss                                  $(  356,425)  $(1,318,543)

Adjustments to reconcile net loss
  to net cash used in operating activities:

  Value of services contributed by employees     37,500        37,500
  Well abandonment costs                              0     1,158,680
  Stock option plan expense                      41,124             0
  Gain on settlement of note obligation               0     (  96,121)

(Increase) decrease in assets:
  Accounts receivable                            90,757        38,443
  Prepaid expenses                               11,058             0

Increase (decrease) in liabilities:
  Accounts payable and accrued expenses         (23,447)    (  59,221)
                                               ________      ________
Net cash used in
  operating activities                        ( 199,433)    ( 239,262)
                                               ________      ________
Cash flows from investing activities:

  Acquisition of lease acres                  (  13,025)            0
  Well drilling and testing costs                     0    (  341,910)
  Sale of royalty interest                       16,500             0
                                               ________    __________
Net cash provided by
  (used in) investing activities                  3,475    (  341,910)
                                               ________    __________
Cash flows from financing activities:
  Proceeds from private equity placement              0     1,000,000
  Settlement of note                                  0    (   10,000)
                                               ________     _________
Net cash provided by financing activities             0       990,000
                                               ________     _________
Net increase (decrease) in cash                (195,958)      408,828

Cash - Beginning                                384,630        60,786
                                               ________      ________
Cash -Ending                                   $188,672      $469,614
                                               ________      ________

Conversion of Debt to Common Stock              274,682             0
                                               ________      ________


                See accompanying notes to financial statements.
                                      -3-
                        EMPIRE PETROLEUM CORPORATION

                       NOTES TO FINANCIAL STATEMENTS

                            September 30, 2008

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

In 2003, the Company engaged a partner to explore its Cheyenne River Prospect, Wyoming, and signed an agreement to acquire a 10% interest in a block of acreage in the Gabbs Valley Prospect of western Nevada. In June 2005, the Company completed a private placement of 5,000,000 shares of its common stock along with warrants to purchase 1,250,000 shares of its common stock for an aggregate purchase price of $500,000. Subject to certain restrictions, the warrants may be exercised until March 15, 2009 (extended from the previous date of November 15, 2008) at exercise prices of $0.25 and $0.50 per share.


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

As of September 30, 2008, the Company had $188,672 of cash on hand. In order to sustain the Company's operations on a long term basis, the Company intends to continue to look for merger opportunities and consider public or private financings. The Company anticipates that it has the funds necessary to continue its operations through the next twelve months.

Compensation of Officers and Employees

The Company's only executive officer serves without pay or other compensation. The fair value of these services is estimated by management and is recognized as a capital contribution. For the nine months ended September 30, 2008, the Company recorded $37,500 as a capital contribution by its executive officer.

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

In 2007, the Company entered into a Farmout and Partial Sale Agreement with a third party. The third party purchased a one-half interest in the Timber Draw #1-AH and the Hooligan Draw #1-AH and agreed to drill three test wells at locations of its choice on the farmout lands. In return for drilling the three test wells the third party will earn a 100% interest in the 480 acres associated with the three wells subject to a small overriding royalty retained
                                       -5-
by the Company together with a 50% interest in the balance of the farmout block, or the remaining 20,764 acres in the Cheyenne River Prospect. The Company currently has an 8.75% working interest in the Timber Draw #1-AH
Well and 13.39% working interest in the Hooligan Draw 1-AH well. After the drilling of the three test wells, the Company's remaining interest will be its overriding royalty on the drill site 480 acres and a 13.39% working interest in the balance of the farmout lands. The third party commenced drilling operations in August and has set pipe and is preparing to attempt a completion of the well as an oil producer.

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

Coastal Energy Company Nevada (CECN)(formerly PetroWorld Nevada Corp.) was a participant in the Gabbs Valley Prospect with a seismic option under which it elected to drill a well and earn a 30% interest from Cortez Exploration, Inc. At such time, the Company's Chief Executive Officer was a member of the Board of Directors of both CECN and its parent company Coastal Energy Company (formerly PetroWorld Corporation) and he currently owns approximately 1.06% of the parent company (CEN), which is traded on the AIM Exchange in London and the Toronto Venture Exchange in Toronto. The Coastal interest was acquired on August 2, 2007 by Empire (17%) and Cortez (13%), resulting in Empire's interest being increased to 57%. To acquire the interest, Empire and Cortez agreed to pay Coastal's share of the remaining costs related to abandonment of the Cobble Cuesta test well. Empire's share of these costs are estimated to be approximately $34,200. Mr. Whitehead retired from his position as Chairman/Director of Coastal Energy Company on February 6, 2008.

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

                                       -6-
On March 3, 2008 the Company entered into a Farmout with another company whereby it agreed to re-enter the Empire Cobble Cuesta 1-12-12N-34E located in the Gabbs Valley Prospect, Nye and Mineral Counties, Nevada and deepen the well to 200 feet into the Triassic Formation or 8,000 feet, whichever first occurs. Unfortunately, the third party was unable to fulfill the contract commitment and, therefore, the agreement terminated.

The Company is attempting to find an industry partner to drill a new test well which likely would be located in close proximity to the 1-12 well. The Company is proposing the well be drilled with air which has been successful in other volcanic oil fields.

NORTH BOGGY CREEK DAKOTA PROSPECT

In October, 2007 the Company entered into a Participation Agreement with its Chief Executive Officer whereby it invested $41,305 to receive a 6.25% interest in the Gaskill #1 well located in the North Boggy Creek Dakota Prospect, Niobrara County, Wyoming. In 2007, the well was re-entered and no oil and gas reserves were determined to be present and, consequently, the initial investment was written off in 2007.

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

Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses. As a result, if there is a loss from continuing operations, Diluted EPS is computed in the same manner as Basic EPS is computed. At September 30, 2008 the Company has 905,000 and 4,312,500 options and warrants outstanding, respectively, that were not included in the calculation of

                                       -7-
earnings per share for the years then ended. Such financial instruments may become dilutive and would then need to be included in future calculations of Diluted EPS.

On April 16, 2008 the Company extended all of its outstanding warrants to November 15, 2008. Fair values of the extended warrants were estimated at the date of extension using the Black-Scholes Option Valuation Model with the following weighted average assumptions: risk free interest rate of 1.49%, volatility factor of the expected market price of the Company's common stock of 154%, no dividend yield, and a weighted average expected life of the warrants of 7 months. As a result of the extension, the outstanding warrants are valued at $42,325, which had no income statement effect. On October 1, 2008, the Company extended all of the outstanding warrants to March 15, 2009 (See Note 4).

4.  SUBSEQUENT EVENTS

On October 1, 2008 the Company's Board of Directors extended all of the outstanding warrants to purchase common stock from November 15, 2008 to March 15, 2009.

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

THREE MONTH PERIOD ENDED SEPTEMBER 30, 2008, COMPARED TO THREE MONTH PERIOD ENDED SEPTEMBER 30, 2007.

For the three months ended September 30, 2008, sales revenue increased $5,350 from $0 for the same period during 2007. The increase in sales revenue was the result of production from the Timber Draw #1-AH and the Hooligan Draw #1-AH wells.

Well abandonment expenses decreased to $0 for the three months ended September 30, 2008 from $38,984 in 2007. The decrease is due to the determination to partially plug and abandon the Cobble Cuesta test well in Nevada in 2007.

Production and operating expenses increased $29,225 to $50,249 for the three months ended September 30, 2008, from $21,024 for the same period in 2007. The increase was primarily due to the Company's higher percentage of Nevada lease rental costs.

                                       -8-
General and administrative expenses decreased by $24,991 to $45,397 for the three months ended September 30, 2008, from $70,388 for the same period in 2007. The decrease was primarily due to lower legal costs in 2008 compared to 2007 when the Company incurred legal costs in connection with the Weatherford note settlement and the 2007 private placement.

For the three months ended September 30, 2008, interest expense decreased $1,725 to $0 due to the settlement of the Weatherford note payable in 2007.

NINE MONTH PERIOD ENDED SEPTEMBER 30, 2008, COMPARED TO NINE MONTH PERIOD ENDED SEPTEMBER 30, 2007.

For the nine months ended September 30, 2008, sales revenue increased $9,738 to $14,993 compared to $5,255 for the same period during 2007. The increase in sales revenue was the result of higher production from the Timber Draw #1-AH and the Hooligan Draw #1-AH wells.

Well abandonment expenses decreased to $0 for the nine months ended September 30, 2008 from $1,158,680 in 2007. In 2007, the Company recorded abandonment costs related to the Cobble Cuesta well.

Production and operating expenses increased $78,449 to $146,298 for the nine months ended September 30, 2008, from $67,849 for the same period in 2007. The increase was primarily due to costs related to the re-entry of the North Boggy Creek Dakota Prospect and the Company's greater interest in the Nevada lease rentals.

General and administrative expenses increased by $36,032 to $229,529 for the nine months ended September 30, 2008, from $193,497 for the same period in 2007. The increase was primarily due to stock options issued in 2008 and expenses related to administration costs of the Company's leases partially offset by a decrease in legal costs in 2008.

Interest expense decreased to $0 for the nine months ended September 30, 2008 from $3,450 for the same period in 2007. The decrease is due to the settlement of the Weatherford note payable in 2007.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

As of September 30, 2008, the Company had $188,672 of cash on hand. The Company believes that its cash on hand will allow it to finance its operations for the next twelve months. In order to sustain the Company's operations on a long term basis, the Company intends to continue to look for merger opportunities and consider public or private financings. The Company does not plan to undertake further exploration of the Gabbs Valley or Cheyenne River Prospects without an industry partner or additional equity placement.

OUTLOOK

In 2007, the Company entered into a Farmout and Partial Sale Agreement with a third party. The third party purchased a one-half interest in the Timber Draw #1-AH and the Hooligan Draw #1-AH and agreed to drill three test wells at locations of its choice on the farmout lands. In return for drilling the three test wells the third party will earn a 100% interest in the 480 acres associated with the three wells subject to a small overriding royalty retained by the Company together with a 50% interest in the balance of the farmout block, or the remaining 20,764 acres in the Cheyenne River Prospect. After the drilling of the three test wells, the Company's remaining interest will
                                       -9-
be its overriding royalty on the drill site 480 acres and a 13.39% working interest in the balance of the farmout lands.

As stated elsewhere in this Form 10-Q, on May 1, 2007, after further testing of the Company's only well in the Gabbs Valley Prospect, the
Company decided to partially plug and abandon the well since no hydrocarbons were recovered. However, the Company was encouraged by the data it acquired in connection with the drilling, logging and testing of the well and additional studies of such data, with the assistance of geological and engineering consultants, determined that further drilling is warranted.
It is possible that excessive mud exposure in the hole for over five months seriously impeded the process of recovering hydrocarbons. It was determined that a new test well should be drilled using a different
method of drilling.   In March, 2008 the Company entered into a farmout
agreement with a third party who had agreed to re-enter the Cobble Cuesta 1-12 well. Unfortunately, the third party was unable to fulfill the contract commitment. Therefore, the agreement terminated by its own terms. The Company is attempting to find an industry partner to drill a new test well in close proximity to the Cobble Cuesta 1-12.

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

                                         -10-
Item 4.  CONTROLS AND PROCEDURES

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

PART II. OTHER INFORMATION

Item 6. Exhibits

        a) Exhibits

           31 Certification of Chief Executive Officer (and principal financial officer) pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

           32 Certification of Chief Executive Officer (and principal financial officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).


                     EMPIRE PETROLEUM CORPORATION
                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        EMPIRE PETROLEUM CORPORATION

Date:  November 11, 2008                By: /s/ Albert E. Whitehead
                                                ___________________
                                                Albert E. Whitehead
                                                Chairman/CEO

                                    EXHIBIT INDEX

NO.                DESCRIPTION

31 Certification of Chief Executive Officer (and principal financial officer) pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).



                                      -11-
32 Certification of Chief Executive Officer (and principal financial officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).


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

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

    a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

    c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    d. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of

                                       -12-
registrant's board of directors (or persons performing the equivalent functions):

    a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

    b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

November 11, 2008                      /s/ Albert E. Whitehead
                                       Albert E. Whitehead,
                                       Chief Executive Officer and
                                         Principal Financial Officer


EXHIBIT 32

                        CERTIFICATION PURSUANT TO
                         18 U.S.C. SECTION 1350,
                         AS ADOPTED PURSUANT TO
              SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Empire Petroleum Corporation (the "Company") on Form 10-Q for the period ending September 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Albert E. Whitehead, Chief Executive Officer (and principal financial officer) of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

November 11, 2008                           /s/ Albert E. Whitehead
                                            Albert E. Whitehead
                                            Chief Executive Officer and
                                               Principal Financial Officer















                                     -13-