Form 10-K
period 2008-12-31
EMPIRE PETROLEUM CORP
filed 2009-03-31
CIK 887396

Draft #10                    UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended    December 31, 2008
                          ___________________________________________________
                                   or
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ___________________to_________________________

Commission file number       001-16653
                         ____________________________________________________

                      EMPIRE PETROLEUM CORPORATION
                      ____________________________
        (Exact name of registrant as specified in its charter)

           Delaware		                         73-1238709
__________________________________          _________________________________
 State or other jurisdiction of	                (I.R.S. Employer
 incorporation or organization                    Identification No.)

8801 S. Yale, Suite 120, Tulsa, OK 	                              74317-3575
_____________________________________________________________________________
(Address of principal executive offices)	                         (Zip Code)

Registrant's telephone number, including area code (918) 488-8068
                                                   __________________________
Securities registered pursuant to Section 12(b) of the Act:

        Title of each class	                Name of each exchange on which
                                                       Registered

               NONE                                        N/A
__________________________________          _________________________________

Securities registered pursuant to 12(g) of the Act:

Common Stock, $0.001 par value
_____________________________________________________________________________
                              (Title of class)
_____________________________________________________________________________
                              (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                                                              [] Yes   [X] No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
                                                              [] Yes   [X] No



                                       -1-
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of

1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.	               [X] Yes   [] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, indefinitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K.
                                                                          [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

     Large accelerated filer []	            Accelerated filer []

     Non-accelerated filer []                   Smaller reporting company [X]
      (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Act).	                                   [] Yes  [X] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates, based upon the average bid and asked prices of the registrant's Common Stock on the last business day of the registrant's most recently completed second fiscal quarter was $2,617,366.

The number of shares outstanding of the registrant's Common Stock, as of March 31, 2009, was 57,193,128.



























                                       -2-
                        EMPIRE PETROLEUM CORPORATION

                               FORM 10-K

                            TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                          PAGE NUMBER

PART I

Item 1.    Business                                                  4-7

Item 2.    Properties                                                7-8

Item 3.    Legal Proceedings                                           8

Item 4.    Submission of Matters to a Vote of Security Holders         8

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder
           Matters and Issuer Purchases of Equity Securities         8-9

Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                      9-17

Item 8.    Financial Statements and Supplementary Data  F-1 through F-14

Item 9.    Changes In and Disagreements with Accountants on
           Accounting and Financial Disclosure                        17

Item 9A.   Controls and Procedures                                 17-18

Item 9B.   Other Information                                          18

PART III

Item 10.   Directors, Executive Officers and Corporate
           Governance                                              18-20

Item 11.   Executive Compensation                                     20

Item 12.   Security Ownership of Certain Beneficial Owners
           and Management and Related Stockholder Matters          20-22

Item 13.   Certain Relationships and Related Transactions,
           and Director Independence                               22-23

Item 14.   Principal Accounting Fees and Services                     23

PART IV

Item 15.   Exhibits                                                23-25

           Signatures                                                 25





                                       -3-
PART I

ITEM 1.	BUSINESS.

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

Cheyenne River Prospect

The Company now owns a working interest in approximately 20,764 acres of oil and gas leases located in Niobrara County, Wyoming (the "Cheyenne River Prospect"). On March 31, 2004, a third party paid approximately
$52,128 of the Company's lease rentals on 32,643 acres in the Cheyenne River Prospect in exchange for an option to drill a test well in order to earn an interest in the farmout block, which option was subject to the third party first completing a seismic survey covering 16 square miles in the Cheyenne River Prospect. This survey was completed in September of 2003. The processing and interpreting of the data from such survey was completed September 30, 2003, and earned the third party a 25% interest in the prospect acreage and well that had previously been drilled on the prospect, the Timber Draw #1-AH. This third party commenced a test well in the NW/4NE/4 Section 15, Twp 39N, Rge 66W, Niobrara County, Wyoming, known as the Empire Hooligan Draw Unit #1-AH, on August 6, 2004. The well was drilled horizontally to a measured drilling depth of 9,332 feet. As a result, the Company's working interest in the Hooligan Draw #1-AH well and prospect acreage was reduced to 26.785% and its working interest in the Timber Draw #1-AH well was reduced to 17.5%. As a result of the reduction in the Company's working interest as described above, the Company recorded an impairment charge of $188,507 in 2005.

In 2007, the Company entered into a Farmout and Partial Sale Agreement with a third party. The third party purchased a one-half interest in the Timber Draw #1-AH and the Hooligan Draw #1-AH and agreed to drill three test wells at locations of its choice on the farmout lands. In return for drilling the three test wells the third party will earn a 100% interest in the 480 acres associated with the three wells subject to a small overriding royalty retained by the Company together with a 50% interest in the balance of the farmout block, or the remaining 20,284 acres in the Cheyenne River Prospect. After the drilling of the three test wells, the Company's remaining interest will be its overriding royalty on the drill site 480 acres and a 13.39% working interest in the balance of the farmout lands. As of December 31, 2008, the third party had drilled two (2) of the three (3) well commitments. One was a dry hole and testing was underway on the other test well.


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

After reaching 5,195 feet, the Company and its partners elected to suspend operations on the well, release the drilling rig, and associated equipment and personnel to evaluate the drilling and logging data. After the study was completed, Empire and its partners decided to conduct a thorough testing program on the well. The Company re-entered the well on April 17, 2007 and conducted a series of drill stem tests and recovered only drilling mud. It was then determined after considerable study that the formation is likely very sensitive to mud and water used in drilling which may have caused clays in the formation to swell preventing any oil that might be present to flow into the wellbore. During 2007, the Company increased its interest in the prospect leases to 57% when one of the joint participants elected to surrender its 30% share of the prospect. The Company and its joint owners assumed liabilities of approximately $68,000 to acquire this interest.

Other than a 5,000 barrel-per-day refinery located approximately 200 miles from the Gabbs Valley Prospect, there are no pipelines or service networks located near the prospect. A small refinery located about 115 miles from the prospect has now shut down.

In March 2008, the Company entered into a Farmout with another company whereby it agreed to re-enter the Empire Cobble Cuesta 1-12-12N-34E located in the Gabbs Valley Prospect, Nye and Mineral Counties, Nevada and deepen the well to 200 feet into the Triassic Formation or 8,000 feet, whichever first occurs. The farmee was unable to fulfill the drilling commitment and the agreement terminated.



                                       -5-
In 2008, the Company and its partners engaged W. L. Gore and Associates to Carryout an Amplified Geochemical Imaging Survey which covered approximately sixteen square miles. The survey was concentrated along the apex of the large Cobble Cuesta structure which included the areas around the Empire Cobble Cuesta 1-12 exploratory test and the other test well drilled in the immediate area. Both of these tests encountered oil shows and the geochemical survey will hopefully indicate potential hydrocarbons beyond the two well bores. We expect to see the completed results of the survey in late February 2009. Regardless of the results sufficient oil shows were encountered to justify drilling another test well and the Company will pursue the financial means with which to drill another test well in early summer, 2009.

Competition

The oil and gas business is extremely competitive. The Company must compete with many long-established companies with greater financial resources and technical capabilities. The Company is not a significant participant in the oil and gas industry.

Markets; Price Volatility

The market price of oil and gas is volatile, subject to speculative movement and depends upon numerous factors beyond the control of the Company, including expectations regarding inflation, global and regional demand, political and economic conditions and production costs. Future profitability, if any, will depend substantially upon the prevailing prices for oil and gas. If the market price for oil and gas is significantly depressed in the future, it could have a material adverse effect on the Company's ability to raise additional capital necessary to finance operations and to explore the Cheyenne River and Gabbs Valley Prospects. Lower oil and gas prices may also reduce the amount of oil and gas, if any, that can be produced economically from the Company's properties. While the prices of oil and gas remain volatile, the oil and gas industry has recently experienced historically high prices for oil and gas. The Company anticipates that the prices of oil and gas will fluctuate somewhat in the near future.

Regulation

The oil and gas industry is subject to extensive federal, state and local laws and regulations governing the production, transportation and sale of hydrocarbons as well as the taxation of income resulting therefrom.

Legislation affecting the oil and gas industry is constantly changing. Numerous federal and state departments and agencies have issued rules and regulations applicable to the oil and gas industry. In general, these rules and regulations regulate, among other things, the extent to which acreage may be acquired or relinquished; spacing of wells; measures required for preventing waste of oil and gas resources; and, in some cases, rates of production. The heavy and increasing regulatory burdens on the oil and gas industry increase the Company's cost of doing business and, consequently, affect profitability.

A substantial portion of the leases, which constitute the Cheyenne River and Gabbs Valley Prospects are granted by the federal government and administered by the Bureau of Land Management ("BLM") and the Minerals Management Service ("MMS") of the U.S. Department of the Interior, both of which are federal agencies. Such leases are issued through competitive bidding, contain relatively standardized terms and require compliance with detailed BLM and MMS regulations and orders (which are subject to change by

                                       -6-
the BLM and the MMS). Leases are also accompanied by stipulations imposing restrictions on surface use and operations. Operations to be conducted by the Company on federal oil and gas leases must comply with numerous regulatory restrictions, including various nondiscrimination statutes. Federal leases also generally require a complete archaeology and environmental impact assessment prior to the authorization of an exploration or development plan.

The Company's oil and gas properties and operations are also subject to numerous federal, state and local laws and regulations relating to environmental protection. These laws govern, among other things, the amounts and types of substances and materials that may be released into the environment, the issuance of permits in connection with exploration, drilling and production activities, the reclamation and abandonment of wells and facility sites and the remediation of contaminated sites. These laws and regulations may impose substantial liabilities if the Company fails to comply or if any contamination results from the Company's operations.

Employees

As of December 31, 2008, the Company had one employee, a full-time secretary. Mr. Albert E. Whitehead, Chairman and Chief Executive Officer, devotes a considerable amount of time to the affairs of the Company and receives no compensation. For financial statement purposes, Mr. Whitehead's services have been recorded as contributed capital and expense in the amount of $50,000 for the years ended December 31, 2008 and 2007.

ITEM 2.       PROPERTIES.

Cheyenne River Prospect

As of December 31, 2008, the Cheyenne River Prospect consisted of approximately 20,764 gross acres of federal leases located in Niobrara County, Wyoming, of which the Company owns a 26.785% working interest. However, the Company entered into a Farmout and Partial Sale Agreement with a third party in 2007, pursuant to which the Company's working interest could be reduced in the future. For more information relating to this agreement see "Cheyenne River Prospect" under Note 1. Description of Business. The land in the Cheyenne River Prospect consists of gently rolling ranch land with a substantial network of ranch roads, which permit easy access to most areas of the prospect. The prospect is located near a mature producing area with an established pipeline and service network. Numerous wells were drilled within the prospect area in the 1950's through the 1970's, with initial potential flowing rates in the range of 200 to 1,500 barrels of oil per day. Management believes that these wells may identify a fractured reservoir with the potential for significant oil and gas production, which might be most effectively exploited utilizing horizontal drilling technology.

The Company's leases in the Cheyenne River Prospect are predominately federal leases with 10 year terms, most of which were set to expire
April 1, 2008, however a third party has taken a farmin of these leases and it has formed a new Federal Drilling Unit referred to as the Lone Crow Unit. This has allowed the third party to ask for a suspension of the lease terms until such time as the BLM will allow a well to be drilled on these leases. The third party has now drilled two test wells under the terms of the agreement, one was dry and a completion attempt is being made on the other. These wells will extend all the leases in the unit for the longer of two years or so long as they produce.


                                 -7-
In connection with drilling the Timber Draw #1-AH well, the Company formed the Timber Draw Unit. Since the Company did not commence drilling another well within the unit by August 12, 2002, the BLM informed the Company that the Timber Draw Unit had been terminated.

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

For more information on the Cheyenne River Prospect, see "Cheyenne River Prospect" under Item 1. Business.

Gabbs Valley Prospect

As of December 31, 2008, the Gabbs Valley Prospect consisted of approximately 85,145 acres of federal leases located in Nye and Mineral Counties, Nevada, of which the Company owns a 57% working interest. The acreage total reflects the purchase of an additional 9,943.91 acres acquired at a September 2008 BLM lease sale.

As of December 31, 2008, one well, the Empire Cobble Cuesta 1-12, had been drilled and tested on this prospect, but the well had not been completed. For more information regarding the Gabbs Valley Prospect, see "Gabbs Valley Prospect" under Item 1. Business.

                  COMPANY UNDEVELOPED ACREAGE (LEASES)
                        AS OF DECEMBER 31, 2008

         Undeveloped Acreage   Productive Acreage      Completed Oil Wells
            Gross     Net        Gross    Net
Prospect    Acres    Acres       Acres    Acres          2005  2006  2007
________  ________  _______    ________  _________    _____________________

Cheyenne
  River    20,764    5,562        400       55.5            2     2    2
Gabbs
  Valley   85,145   48,533          -          -           -0-   -0-  -0-

ITEM 3.       LEGAL PROCEEDINGS.

As of December 31, 2008, neither the Company nor its properties were subject to any legal proceedings.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were not any matters submitted to a vote of the Company's Stockholders during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information:


                                       -8-
The Company's Common Stock is traded on the National Association of Securities Dealers Automatic Quotation (NASDAQ) over-the-counter bulletin board system under the symbol "EMPR".

The following table sets forth the high and low bid information for the Company's common stock during the time periods indicated, as reported by NASDAQ.

Year ending December 31, 2007:

     Quarter                 High           Low
     03/31/07                .30            .15
     06/30/07                .255           .08
     09/30/07                .12            .085
     12/31/07                .10            .034

Year ending December 31, 2008:

     Quarter                 High           Low
     03/31/08                .14            .065
     06/30/08                .095           .035
     09/30/08                .065           .021
     12/31/08                .05            .01

Quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Number of Holders of Common Stock

At December 31, 2008, there were approximately 181 stockholders of record of the Company's Common Stock.

Dividends

The Company has never paid cash dividends on its Common Stock. The Company intends to retain future earnings for use in its business and, therefore, does not anticipate paying cash dividends on its Common Stock in the foreseeable future.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2008, the Company did not sell any Securities of the Company that were not registered under the Securities Act, except as disclosed in the Company's Form 10Q for the period ended March 31, 2008, which was filed on May 15, 2008.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Note Regarding Forward-Looking Statements

All statements, other than statements of historical fact, contained in this report are forward-looking statements. Forward-looking statements generally are accompanied by words such as "anticipate," "believe," "estimate," "expect," "may," "might," "potential," "project" or similar statements.

Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove to be correct. Factors that could cause results

                                       -9-
to differ materially from the results discussed in such forward-looking statements include:

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

Information on these and other risk factors are discussed under "Factors That May Affect Future Results" below. Accordingly, the actual results of operations in the future may vary widely from the forward-looking statements included herein, and all forward-looking statements in this Form 10-K are expressly qualified in their entirety by the cautionary statements in this paragraph.

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

For the past three fiscal years, the Company has financed its operations primarily from sales of its equity securities. In prior years advances were made to the Company by Albert E. Whitehead, the Company's Chief Executive Officer. There is no assurance that the Company will be able to continue to finance its operations through the sale of its equity securities, or through loans or advances by third parties. In addition, Mr. Whitehead has no obligation to advance the Company any additional money, and there is no assurance that he will do so.

The report of the Company's independent auditor regarding the Company's financial statements has been modified because of a going concern uncertainty.

The Company reported losses of $436,656 and $1,381,676 for the years ended December 31, 2008 and 2007, respectively. The Company also had an accumulated deficit of $10,915,310 as of December 31, 2008. The Company can provide no assurance that it will be profitable in the future and, if the Company does not become profitable, it may have to suspend its operations. As a result of the foregoing, the audit report of the Company's independent

                                       -10-
auditors relating to the Company's financial statements has been modified because of a going concern uncertainty. If the Company is able to raise the funds necessary to continue its operations, its future performance will be dependent on the successful drilling results of its inventory of unproved locations in Wyoming and Nevada. The failure of drilling activities to achieve sufficient quantities of economically attractive reserves and production would have a material adverse effect on the Company's liquidity, operations and financial results.

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


                                       -12-
There has been a limited public trading market for the Company's Common Stock, and there can be no assurance that an active trading market will be sustained. There can be no assurance that the Common Stock will trade at or above any particular price in the public market, if at all. The trading price of the Common Stock could be subject to significant fluctuations in response to variations in quarterly operating results or even mild expressions of interest on a given day. Accordingly, the Common Stock should be expected to experience substantial price changes in short periods of time. Even if the Company is performing according to its plan and there is no legitimate company-specific financial basis for this volatility, it must still be expected that substantial percentage price swings will occur in the Company's Common Stock for the foreseeable future.

All restricted shares of the Company are eligible for sale, which could affect the prevailing market price of the Company's Common Stock.

Certain of the outstanding shares of the Company's Common Stock are "restricted securities" under Rule 144 of the Securities Act, and (except for shares purchased by "affiliates" of the Company as such term is defined in Rule 144) would be eligible for sale as the applicable holding periods expire. In the future, these shares may be sold only pursuant to a registration statement under the Securities Act or an applicable exemption, including pursuant to Rule 144. Under Rule 144, a person who has owned common stock for at least one year may, under certain circumstances, sell within any three-month period a number of shares of common stock that does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume during the four calendar weeks prior to such sale. A person who is not deemed to have been an affiliate of the Company at any time during the three months preceding a sale, and who has beneficially owned the restricted securities for the last two years is entitled to sell all such shares without regard to the volume limitations, current public information requirements, manner of sale provisions and notice requirements. Sale or the expectation of sales of a substantial number of shares of Common Stock in the public market by selling stockholders could adversely affect the prevailing market price of the Common Stock, possibly having a depressive effect on any trading market for the Common Stock, and may impair the Company's ability to raise capital at that time through additional sales of its equity securities. The Company has registered all of the shares from the most recent offerings.

The Company does not expect to declare or pay any dividends in the foreseeable future.

The Company has not declared or paid any dividends on its Common Stock. The Company currently intends to retain future earnings to fund the development and growth of its business, to repay indebtedness and for general corporate purposes, and therefore, does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.

The Company's Common Stock may be subject to secondary trading restrictions related to penny stocks.

Certain transactions involving the purchase or sale of Common Stock of the Company may be affected by a SEC rule for "penny stocks" that imposes additional sales practice burdens and requirements upon broker-dealers that purchase or sell such securities. For transactions covered by this penny stock rule, broker-dealers must make certain disclosures to purchasers prior to purchase or sale. Consequently, the penny stock rule may impede the ability of broker-dealers to purchase or sell the Company's securities for

                                       -13-
their customers and the ability of persons now owning or subsequently acquiring the Company's securities to resell such securities.

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

TWELVE MONTH PERIOD ENDED DECEMBER 31, 2008, COMPARED TO TWELVE MONTH PERIOD ENDED DECEMBER 31, 2007

For the twelve months ended December 31, 2008, sales revenue increased $10,798 to $21,154, compared to $10,356 for the same period during 2007. The increase in sales revenue was the result of higher production from the Timber Draw #1-AH and the Hooligan Draw #1-AH wells.

Production and operating expenses increased $98,520 to $188,041 for the twelve months ended December 31, 2008, from $89,521 for the same period in 2007. This increase was primarily due to the costs related to the re-entry of the North Boggy Dakota Creek Prospect and the geochemical imaging survey on the Gabbs Valley Prospect.

Well abandonment expense was $0 for 2008 and $1,179,985 for 2007, respectively. The 2007 amount was primarily attributable to the Cobble Cuesta well results.

General and administrative expenses increased by $33,802 to $274,178 for the twelve months ended December 31, 2008, from $240,376 for the same period in 2007. The increase was primarily due to stock options issued in 2008 and expenses related to administration costs of the Company's leases partially offset by the decrease in legal costs in 2008.

There was no depreciation expense attributable to the twelve months ended December 31, 2008 or December 31, 2007, because the depreciable assets were fully depreciated.

For the twelve months ended December 31, 2008, interest expense was $0 which is $3,450 less than 2007. The decrease was due to the 2007 settlement of the Weatherford note payable.

Miscellaneous income decreased $116,891 to $4,409 in 2008 due to the 2007 settlement of the Weatherford note payable and settlement of outstanding claims with one of the Cheyenne River interest holders.



                                       -14-
For the reasons discussed above, net loss decreased $945,020 from $(1,381,676) for the twelve months ended December 31, 2007, to $(436,656) for the twelve months ended December 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

As of December 31, 2008, the Company had $124,122 of cash on hand. The Company's cash on hand is sufficient to fund its operations during the next 12 months. The Company expects to incur costs of approximately $10,000 per month relating to general administrative, office and other expenses.
In order to sustain the Company's operations on a long term basis, the Company intends to continue to look for merger opportunities and consider public or private financings. To the extent that it is necessary, the Company expects that management will support the Company financially for several months to allow the Company to consummate a merger opportunity, or public or private financing.

PRIVATE EQUITY PLACEMENTS

In 2005, the Company raised $500,000 of net proceeds by selling 5,000,000 shares of newly issued common stock along with warrants to purchase 1,250,000 shares of common stock which, subject to certain restrictions, could have been exercised for a period of one year at an exercise price of $0.25. These warrants have been extended to December 15, 2009. Proceeds of the original placement were allocated $67,875 to common stock warrants and $432,125 to common stock and paid in capital. In 2006, the warrants were extended twice; the extensions reduced the value of the warrants to $18,250. The value assigned to the warrants was determined using the Black-Scholes option valuation method with the following assumptions: no dividend yield, expected volatility of 154%, risk free interest rate of 3.28% and expected life of one year. Assumptions used for the extensions were: no dividend yield, expected volatility of 153%, risk free interest rate of 4.86% and expected life of 6 months. Subsequent to December 31, 2008 the warrants were extended to December 15, 2009.

In September 2006, the Company raised $1,450,000 in a private placement of 7,250,000 shares of its common stock along with warrants to purchase an additional 1,812,500 shares of its common stock. Subject to certain restrictions, the warrants may be exercised until December 15, 2009 at an exercise price of $.50 per share. Proceeds of the private placement were allocated $144,675 to common stock warrants and $1,305,325 to common stock and paid in capital. These funds were used for general corporate purposes, to purchase an additional 30% interest in the Gabbs Valley Oil Prospect in Nevada, and to pay the Company's share of costs associated with drilling a test well in the Gabbs Valley Oil Prospect.

In April 2007, the Company completed a private placement of 5,000,000 shares of its common stock along with warrants to acquire up to 1,250,000 shares of its common stock for an aggregate purchase price of $1,000,000. The warrants have an exercise price of $.50 per share and, subject to certain restrictions, may be exercised until December 15, 2009. Proceeds of the placement were allocated $80,000 to common stock warrants, and $920,000 to common stock and paid in capital. Approximately $337,000 of the funds were used to pay for the Company's costs associated with the re-entry and testing of the Cobble Cuesta 1-12 well in the Gabbs Valley Prospect in Nevada and the remaining funds have been or will be used for general corporate purposes.


                                       -15-
NOTE PAYABLE

In July 2007, the Company settled its note payable to Weatherford U.S., LP in the amount of $106,121 plus accrued interest, for a payment of $10,000. The Company recorded the difference between the settlement amount and its previously recorded liability in the amount of $99,571 as a gain on extinguishment of debt in the period ending September 30, 2007.

ADVANCES FROM RELATED PARTY

Prior to the completion of the private placements from June 2005 through April 2007 as described above, the Company financed its operations primarily through advances made to the Company by the Albert E. Whitehead Living Trust, of which the Company's Chairman of the Board and Chief Executive Officer, Mr. Whitehead, is the trustee. As of December 31, 2008, the Company owed Mr. Whitehead $0 in connection with advances made to the Company.

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

All costs related to unsuccessful exploratory wells are expensed when such wells are determined to be non-productive and other exploration costs, including geological and geophysical costs, are expensed as incurred. The application of the successful efforts method of accounting requires management's judgment to determine the proper designation of wells as either developmental or exploratory, which will ultimately determine the proper accounting treatment of the costs incurred. The results from a drilling operation can take considerable time to analyze, and the determination that commercial reserves have been discovered requires both judgment and application of industry experience. Wells may be completed that are assumed to be productive and actually deliver oil and gas in quantities insufficient

                                       -16-
to be economic, which may result in the abandonment of the wells at a later date. The evaluation of oil and gas leasehold acquisition costs requires management's judgment to estimate the fair value of exploratory costs related to drilling activity in a given area.

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

Estimates of future dismantlement, restoration, and abandonment costs - the Company accounts for future abandonment costs of wells and related facilities in accordance with the provisions of Statement of Financial

Accounting Standards ("SFAS") SFAS No. 143 "Accounting for Asset Retirement Obligations." Under this method of accounting, the accrual for future dismantlement and abandonment costs is based on estimates of these costs for each of the Company's properties based upon the type of production structure, reservoir characteristics, depth of the reservoir, market demand for equipment, currently available procedures and consultations with construction and engineering consultants. Because these costs typically extend many years into the future, estimating these future costs is difficult and requires management to make estimates and judgments that are subject to future revisions based upon numerous factors, including changing technology and the political and regulatory environment and, estimates as to the proper discount rate to use and timing of abandonment.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements of the Company are set forth on pages F-1 through F-14 at the end of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None except to the extent disclosed in the Company's Form 8-K filed January 13, 2009 and the amendment thereto filed on February 9, 2009.

ITEM 9A. CONTROLS AND PROCEDURES.

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

Management's Annual Report On Internal Control Over Financial Reporting

The Company's Chief Executive Officer (and principal financial officer) is

                                       -17-
responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. The Company's internal controls were designed to provide reasonable assurance as to the reliability of the Company's financial reporting and the preparation of the financial statements for external purposes in accordance with generally accepted accounting principles in the United States.

Due to inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of control effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company's Chief Executive Officer (and principal financial officer) made an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. In making this assessment, the Company's Chief Executive Officer (and principal financial officer) used the criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on this assessment, the Company's Chief Executive Officer (and principal financial officer) believes that as of December 31, 2008, the Company's internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC, which only require management's report in this annual report.

Changes on Internal Controls over Financial Reporting

During the period covered by this report, there was no change in the Company's internal controls over financial reporting that has materially affected or that is reasonably likely to materially affect the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following lists the directors and executive officers of the Company:

Name                     Age             Position

Albert E. Whitehead       78             Director; Chairman & C.E.O.
John C. Kinard            75             Director
Montague H. Hackett, Jr.  76             Director
____________________________
Directors hold office until their successors are elected by the shareholders of the Company and qualified. Executive Officers serve at the pleasure of the Board of Directors.

Albert E. Whitehead.

                                       -18-
Mr. Whitehead has been a member of the Company's Board of Directors since
1991 and served as Chairman of the Board and Chief Executive Officer from March 1998 to May 2001, when John P. McGrain assumed such role. Mr. Whitehead again assumed the role of Chairman and Chief Executive Officer on April 16, 2002 upon the resignation of Mr. McGrain. Until February 5, 2008
Mr. Whitehead also served as the Non-Executive Chairman of Coastal Energy Company (formerly PetroWorld Corp.), a company that is traded on the London Stock Exchange's Alternative Investment Market and the TSE Venture Exchange in Canada. Mr. Whitehead served as the Chairman and Chief Executive Officer of Seven Seas Petroleum Inc., a publicly held company, engaged in international oil and gas exploration from February 1995 to May 1997. From April 1987 through January 1995, Mr. Whitehead served as Chairman and Chief Executive Officer of Garnet Resources Corporation, a publicly held oil and gas exploration and development company.

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

IDENTIFICATION OF THE AUDIT COMMITTEE; AUDIT COMMITTEE FINANCIAL EXPERT:

As of December 31, 2008, the Company had not established any committees (including an audit committee) because of the small size of its Board of Directors. As such, the Company does not have an audit committee or an audit committee financial expert serving on such committee. As of December 31, 2008, the entire Board of Directors (Messrs. Whitehead, Kinard and Hackett) essentially serve as the Company's audit committee.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE:

Section 16(a) of the Security Exchange Act of 1934 requires the Company's

                                       -19-
directors, executive officers, and persons who beneficially own more than 10 percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on review of the copies of such reports furnished to the Company and any written representations that in other reports were required during the year ended December 31, 2008, to the Company's knowledge, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners during the year ended December 31, 2008 were complied with on a timely basis except as follows:

                                 Number of Transactions
                     Number of      Not Reported on a    Number of Reports
Name                Late Reports       Timely Basis          Not Filed

Albert E. Whitehead       1                  1                   0
John C. Kinard            2                  2                   0
Montague H. Hackett, Jr.  2                  2                   0

ITEM 11.	EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

During the last two completed fiscal years, no executive officer received a salary or any other benefits as a part of executive compensation. The Company's only named executive officer, Albert E. Whitehead, does not hold any stock options and has not received any other award under an equity incentive plan.

DIRECTORS COMPENSATION

No director received compensation from the registrant during its last completed fiscal year.

ITEM  12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
            AND RELATED STOCKHOLDER MATTERS.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2008, the Company had two equity incentive plans under which equity securities were authorized for issuance to the Company's directors, officers, employees and other persons who performed substantial services for or on behalf of the Company. The "1995 Stock Option Plan", which expired in May 2005, remains only to the extent necessary to govern outstanding options issued under the Plan. At the Company's 2006 Annual Meeting of Stockholders, the stockholders approved the "2006 Stock Incentive Plan", which authorizes granting up to 5,000,000 options for up to 5,000,000 shares of the Company's common stock.

The following table provides certain information relating to the 1995 Stock Option Plan and the 2006 Stock Incentive Plan as of December 31, 2008:





                                       -20-
                     (a)                   (b)                    (c)
                                                          Number of securities
                                                           remaining available
                                                              for future
               Number of securities                         issuance under
                 to be issued upon     Weighted-average    equity compensation
                    exercise of        exercise price of    plans (excluding
                outstanding options,  outstanding options, securities reflected
Plan Category   warrants and rights   warrants and rights       in column(a))

Equity              1,140,000                $0.18               4,225,000
compensation plans
approved by
security holders

Equity                                        N/A
compensation plans
not approved by
security holders
                     _________                                  _________
           TOTAL     1,140,000                                  4,225,000
                     _________                                  _________

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our Common Stock as of March 1, 2009 for:

* each person who is known to own beneficially more than 5% of our outstanding Common Stock;

* each of our executive officers and directors; and

* all executive officers and directors as a group.

The percentage of beneficial ownership for the following table is based on 57,193,128 shares of Common Stock outstanding as of March 1, 2009.

Unless otherwise indicated below, to the Company's knowledge, all persons and entities listed below have sole voting and investment power over their shares of Common Stock.

                                            Amount and
                                             nature of
                                            beneficial     Percent of
Name and address of beneficial owner        ownership       class (1)

Albert E. Whitehead,                        16,925,962 (2)   29.52%
Chairman of the Board and
Chief Executive Officer
3214 E. 73rd Street
Tulsa, OK  74136-5927

John C. Kinard,                               931,331 (3)     1.61%
Director
52 S. Roslyn Street
Denver, CO  80230



                                       -21-
Montague H. Hackett, Jr.                    4,611,210 (4)     7.91%
Director
550 Park Avenue
New York, NY  10021

All current directors and executive officers
as a group (3 persons)                    22,468,503 (5)     38.05%

(1) The percentage ownership for each person is calculated in accordance with the rules of the SEC, which provide that any shares a person is deemed to beneficially own by virtue of having a right to acquire shares upon the conversion of options or other rights are considered outstanding solely for purposes of calculating such person's percentage ownership.

 (2)  This number includes: (i) 13,955,679 shares directly owned by the Albert
E. Whitehead Living Trust, of which Mr. Whitehead is the trustee; (ii)
125,000 shares Mr. Whitehead has the right to acquire pursuant to a warrant;
(iii) 30,000 shares owned by Mr. Whitehead's grandchildren for which he acts as custodian; (iv) 2,815,283 shares directly owned by the Lacy E. Whitehead Living Trust, of which Ms. Whitehead, Mr. Whitehead's wife, is trustee. Mr. Whitehead disclaims any interest in the shares owned by the Lacy
E. Whitehead Living Trust and the shares owned by his grandchildren.

(3)  This number includes: (i) 161,331 shares directly owned by Mr. Kinard;
(ii) 220,000 shares Mr. Kinard has the right to acquire pursuant to options granted to him under the 1995 Stock Option Plan; and (iii) 400,000 shares Mr. Kinard has the right to acquire pursuant to options granted to him under the Company's 2006 Stock Option Plan and (iv) 150,000 shares directly owned by Mr. Kinard's wife, of which Mr. Kinard disclaims any interest.

(4)  This number includes (i) 2,598,710 shares directly owned by Mr. Hackett
(ii) 550,000 shares Mr. Hackett has the right to acquire under the Company's 2006 Stock Option Plan; and (iii) 312,500 shares Mr. Hackett has the right to acquire pursuant to a warrant; (iv) 500,000 shares directly owned by the Trust F/B/O Melinda Hackett and 125,000 shares the same trust has the right to acquire pursuant to a warrant, of which Mr. Hackett disclaims any interest;
(v) 400,000 shares directly owned by the Trust F/B/O Montague H. Hackett, III and 125,000 shares the same trust has the right to acquire pursuant to a warrant, of which Mr. Hackett disclaims any interest.

(5) This number includes 1,170,000 shares issuable upon the exercise of options granted under the 1995 and 2006 Stock Option Plans and 687,500 shares that can be acquired upon the exercise of warrants.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
            INDEPENDENCE.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

From time to time in the past, Mr. Whitehead, the Company's C.E.O., has advanced the Company monies to finance its operating activities. There were no such amounts advanced during the fiscal year ended December 31, 2008. All of the amounts previously advanced by Mr. Whitehead were converted to common stock at the current market price at date of conversion of $0.13 per share during the fiscal year ended December 31, 2008. No interest is being accrued on the advanced amount. As of December 31, 2008, the Company owed Mr. Whitehead $0 in connection with advances made to the Company.


                                      -22-
DIRECTOR INDEPENDENCE

The Company has determined that both Mr. Kinard and Mr. Hackett are "independent" within the meaning of Rule 4200(a)(15) of the NASDAQ listing standards. Because of the small size of the Company's Board of Directors, the Company has not established any committees. Rather, the entire Board acts as, and performs the same functions as, the audit committee, compensation committee and nominating committee. Mr. Whitehead is not considered "independent" within the meaning of Rule 4200(a)(15) of the NASDAQ listing standards.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of the fees billed or to be billed to the Company by Tullius Taylor Sartain & Sartain LLP, or its successor, HoganTaylor LLP the Company's independent registered public accounting firm, for professional services rendered for the fiscal years ended December 31, 2008 and December 31, 2007:

Fee Category              Fiscal 2008 Fees          Fiscal 2007 Fees

Audit Fees (1)              $ 35,000                   $ 32,650
Audit-Related Fees (2)          -0-                       -0-
Tax Fees                        -0-                       -0-
All Other Fees (3)              -0-                       -0-

Total Fees                  $ 35,000                   $ 32,650

 (1) Audit Fees consist of aggregate fees billed for professional services rendered for the audit of the Company's annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2008 and December 31, 2007, respectively.

 (2) Audit-Related fees consist of aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit Fees."

(3) All Other Fees consist of aggregate fees billed for products and services provided by Tullius Taylor Sartain & Sartain LLP, or its successor HoganTaylor LLP, other than those disclosed above.

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

PART IV.

ITEM 15. EXHIBITS

Exhibit  Description

                                       -23-
  No.
  3.1  Articles of Incorporation of the Company, as amended
       (incorporated herein by reference to Exhibit 3.1 of the Company's Form 10-QSB for the period ended September 30, 1995, which was filed November 6, 1995).

  3.2  Bylaws of the Company
       (incorporated herein by reference to Exhibit 3.2 of the Company's Form 10-QSB for the period ended March 31, 1998, which was filed May 15
       1998).

 10.1  1995 Stock Option Plan
       (incorporated herein by reference to Appendix A of the Company's Form DEFS 14A dated June 13, 1995, which was filed June 14, 1995).

 10.2  Form of Stock Option Agreement
       (incorporated herein by reference to Exhibit 10(g) of the Company's Form 10-KSB for the year ended December 31, 1995, which was filed March 29, 1996).

 10.3 Americomm Cheyenne River Development Prospect Agreement dated March 4, 1998 by and among the Company, Fred S. Jensen, Richard A. Bate,
       A. R. Briggs and Thomas L. Thompson (incorporated herein by reference to Exhibit 10(j) of the Company's Form 10-QSB for the period ended June 30, 1998, which was filed August 12, 1998).

 10.4 Farmout Agreement dated November 15, 2000 by and among the Company and the other parties named therein (incorporated herein by reference to Exhibit 10(e) of the Company's Form 10-KSB for the year ended
       December 31, 2000, which was filed March 29, 2001).

 10.5 Letter Agreement dated May 8, 2003 between the Company and O. F. Duffield (incorporated herein by reference to Exhibit 10.6 of the Company's Form 10-KSB for the year ended December 31, 2003, which was filed March 30, 2004).

 10.6 Farmout Agreement dated May 7, 2004 by and among the Company and certain other parties named therein (incorporated herein by reference to Exhibit 10 of the Company's Form 10-QSB for the period ended
       June 30, 2004, which was filed on August 2, 2004).

 10.7 Assignment and Novation dated September 1, 2004 relating to the Farmout Agreement dated May 7, 2004 (incorporated herein by reference in the Company's Form 10-KSB for the year ended
       December 31, 2004, which was filed March 31, 2005).

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



                                       -24-
10.11 Form of Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.4 to the Company's Form 8-K dated June 5, 2006,

       which was filed on June 9, 2006).

10.12 Form of Securities Purchase Agreement entered into between Empire Petroleum Corporation and certain accredited investors in connection with 2006 private placement (incorporated herein by reference to Exhibit
       10.1 to the Company's Form 10-QSB for the period ended June 30, 2006, which was filed on August 23, 2006).

10.13 Form of Securities Purchase Agreement entered into between Empire Petroleum Corporation and certain accredited investors in connection with 2007 private placement (incorporated herein by reference to Exhibit
       10.1 to the Company's Form 8-K dated April 4, 2007, which was filed or April 10, 2007).

 31 Certification of Chief Executive Officer (and principal financial officer) pursuant to Rules 13a - 14 (a) and 15(d) - 14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(1)
       (31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

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

                                     Empire Petroleum Corporation
                                     (Registrant)

Date:  March 30, 2009                 By:       /s/Albert E. Whitehead
                                                Albert E. Whitehead
                                                Chief Executive Officer
                                                (principal executive officer,
                                                 principal financial officer
                                                 and principal accounting
                                                 officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                 Title                              Date

/s/Albert E. Whitehead    Chairman, Chief Executive Officer  March 30, 2009
Albert E. Whitehead

/s/John C. Kinard         Director                           March 30, 2009
John C. Kinard

/s/Montague H. Hackett, Jr.  Director                        March 30, 2009
Montague H. Hackett, Jr.


                                       -25-
                       EMPIRE PETROLEUM CORPORATION

                          FINANCIAL STATEMENTS

                               CONTENTS

                                                     Page No.

Balance Sheets as of December 31, 2008
  and 2007                                             F-2
Statements of Operations for the years ended
  December 31, 2008 and 2007                           F-3
Statements of Changes in Stockholders' Equity
  for the years ended December 31, 2008 and
  2007                                                 F-4
Statements of Cash Flows for the years ended
  December 31, 2008 and 2007                           F-5
Notes to Financial Statements                    F-6 through F-14











































                         REPORT OF INDEPENDENT

                  REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Empire Petroleum Corporation

We have audited the accompanying balance sheets of Empire Petroleum Corporation as of December 31, 2008 and 2007, and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. Tullius Taylor Sartain & Sartain LLP audited the financial statements of Empire Petroleum Corporation as of and for the year ended December 31, 2007 and merged with Hogan & Slovack P.C. to form HoganTaylor LLP effective January 7, 2009.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Empire Petroleum Corporation as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

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

We were not engaged to examine management's assertion about the effectiveness of Empire Petroleum Corporation's internal control over financial reporting as of December 31, 2008, included in the accompanying Management's Annual Report on Internal Controls and, accordingly, we do not express an opinion thereon.


                                  /s/ HOGANTAYLOR LLP
                                      Tulsa, Oklahoma
                                      March 30, 2009





                                       F-1
                        EMPIRE PETROLEUM CORPORATION

                               BALANCE SHEETS

                          December 31, 2008 and 2007


             ASSETS                                       2008           2007
                                                   ___________    ____________

Current assets:
  Cash                                             $   124,122    $    384,630
  Accounts receivable (net of allowance
                       of $3,750)                       12,158          91,769
  Prepaid expenses                                       9,075          11,058
                                                   ___________     ___________

         Total current assets                          145,355         487,457
                                                   ___________     ___________

Property & equipment, net of accumulated
   depreciation and depletion                          969,842         973,317
                                                   ___________     ___________

                                                  $  1,115,197     $ 1,460,774
                                                   ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities        $     19,392          25,290
  Accounts payable to related party                          0         274,682
                                                   ___________     ___________

        Total current liabilities                       19,392         299,972

Long term liabilities:
  Asset retirement obligation                           52,200          52,200
                                                   ___________     ___________
        Total liabilities                               71,592         352,172
                                                   ___________     ___________
Stockholders' equity
  Common stock-$.001 par value, authorized              57,193          55,080
   100,000,000 shares, issued 57,193,128 and
   55,080,190 shares, respectively
  Additional paid in capital                        11,901,722      11,532,176
  Accumulated deficit                              (10,915,310)    (10,478,654)
                                                   ___________     ___________

        Total stockholders' equity                   1,043,605       1,108,602
                                                   ___________     ___________

                                                  $  1,115,197     $ 1,460,774
                                                   ===========     ===========


See accompanying notes to financial statements.




                                       F-2
                         EMPIRE PETROLEUM CORPORATION

                           STATEMENTS OF OPERATIONS

                    Years Ended December 31, 2008 and 2007


                                                           2008          2007
                                                  _____________  ____________
Revenue:
  Petroleum sales                                 $      21,154  $     10,356
                                                  _____________  ____________
                                                         21,154        10,356
                                                  _____________  ____________

Costs and expenses:
  Production & operating                                188,041        89,521
  General & administrative                              274,178       240,376
  Well abandonment expense                                    0     1,179,985
                                                  _____________  ____________
                                                        462,219     1,509,882
                                                  _____________  ____________
  Operating income (loss)                            (  441,065)   (1,499,526)
                                                  _____________  ____________
Other (income) and expense:
  Miscellaneous income                               (    4,409)     ( 21,729)
  Interest income                                             0             0
  Interest expense                                            0         3,450
  Gain on extinguishment of
    Debt                                                      0      ( 99,571)
                                                  _____________  ____________
Total other (income)
  expense                                             (   4,409)     (117,850)
                                                  _____________  ____________

Net loss applicable to common stock               $  (  436,656) $ (1,381,676)
                                                  _____________  ____________

Net loss
  per common share basic & diluted                $         .01  $        .03

                                                  _____________  ____________
Weighted average number of
  common shares
  outstanding, basic & diluted                       56,909,473    53,706,564
                                                  _____________  ____________


See accompanying notes to financial statements.











                                       F-3
                        EMPIRE PETROLEUM CORPORATION
              STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  Years ended December 31, 2008 and 2007



                                   Additional
                           Par     Paid in     Accumulated
              Shares       Value   Capital       Deficit       Total
              ___________  _______  ___________  ____________  ___________

Balances January 1, 2007

               50,080,190  $50,080 $10,487,176   $(9,096,978)  $1,440,278

Net loss           -          -           -       (1,381,676)  (1,381,676)

Value of services
 Contributed by
 Employee          -          -         50,000           -         50,000

Issuance of Common Stock

               5,000,000     5,000     915,000           -        920,000

Stock Purchase Warrant
                                        80,000                     80,000
               __________  _______   __________  ___________  ___________

Balances December 31, 2007

               55,080,190   55,080   11,532,176  (10,478,654)   1,108,602

Net loss            -         -           -       (  436,656)  (  436,656)
Value of services
 contributed by
 Employee           -         -          50,000        -            50,000

Issuance of Stock Options     -          46,977        -            46,977

Issuance of Common Stock

                 2,112,938   2,113      272,569         -           274,682
                __________  _______   _________    __________   ___________

Balances December 31, 2008

                57,193,128 $57,193  $11,901,722  $(10,915,310)  $ 1,043,605

See accompanying notes to financial statements.










                                        F-4
                        EMPIRE PETROLEUM CORPORATION

                         STATEMENTS OF CASH FLOWS

                   Years ended December 31, 2008 and 2007

                                                        2008         2007
                                                     ___________  ___________
Cash flows from operating activities:
Net loss                                             $  (436,656) $(1,381,676)
Adjustments to reconcile net loss to
net cash used in operating activities:

   Value of services contributed by
      Employee                                            50,000       50,000
   Well abandonment expenses                                   0    1,179,985
   Stock Option Plan expense                              46,977            0
   Gain on extinguishment of debt                              0   (   99,571)

Change in operating assets and
  liabilities:

   Accounts receivable                                    79,611       (1,624)
   Prepaid expenses                                        1,983      (11,058)
   Accounts payable and accrued
     liabilities                                          (5,898)     (82,782)
                                                     ___________  ___________
Net cash used in operating activities                   (263,983)    (346,726)
                                                     ___________  ___________
Cash flows from investing activities:
  Sale of leasehold interest                              16,500       44,285
  Well equipment & drilling costs                              0     (318,410)
  Purchase of lease interest                             (13,025)    ( 45,305)
                                                    ____________  ___________
Net cash provided by (used in) investing
  activities                                               3,475     (319,430)
                                                    ____________  ___________

Cash flows from financing activities:
  Proceeds from private equity placement                       0    1,000,000
  Settlement of note                                           0   (   10,000)
                                                    ____________  ___________
Net cash provided by financing
  activities                                                   0      990,000
                                                    ____________  ___________

Net increase (decrease) in cash                         (260,508)     323,844
Cash - Beginning of year                                 384,630       60,786
                                                    ____________  ___________
Cash - End of year                                  $    124,122  $   384,630
                                                    ____________   ___________

Supplemental disclosure of cash flow information:
   Accounts payable to related party converted to
   common stock                                     $    274,682   $        0
                                                    ____________   __________

See accompanying notes to financial statements.


                                       F-5
                        EMPIRE PETROLEUM CORPORATION

                        NOTES TO FINANCIAL STATEMENTS

                         DECEMBER 31, 2008 and 2007

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

Virtually all of the Company's assets are invested in the Gabbs Valley and Cheyenne River Prospects, both of which are unproven, that is, they have not been evaluated as being capable of producing economical quantities of reserves. The Company acquired additional leasehold interests in and drilled a test well on its Gabbs Valley Prospect in 2006. Completion of the test well was suspended pending evaluation of the geologic information and the securing of additional capital to continue the evaluation and possibly to complete the well. These efforts are continuing. In 2007, the Company entered into a farmout agreement with a third party who has agreed to drill at least three test wells on the Cheyenne River Prospect.

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

2. Significant accounting policies:

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial

                                       F-6
statements and accompanying notes. Actual results could differ from those estimates.

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

Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses. As a result, if there is a loss from continuing operations, Diluted EPS is computed in the same manner as Basic EPS is computed. At December 31, 2008 the Company had 1,140,000 and 4,312,500 options and warrants outstanding, respectively, that were not included in the calculation of earnings per share. Such financial instruments may become dilutive and would then need to be included in future calculations of Diluted EPS.

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


                                       F-7
 (e) Stock option plan:

The Company accounts for stock based compensation under the provisions of SFAS No. 123 (R) "Share Based Payment" and expenses options granted over the vesting period based on the grant date fair value of the award.

(f) Obligations associated with the retirement of assets

The Company has adopted the provisions of SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 amended SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies", and, among other matters, addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred, with the associated asset retirement cost capitalized as part of the related asset and allocated to expense over the asset's useful life. The Company applies its analysis to producing wells. The Company has accrued $52,200 at December 31, 2008 and 2007 as an asset retirement obligation for wells in Wyoming and Nevada, which was recorded as an expense since the well costs have been fully impaired.

(g) Recent Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. The Company has reviewed the recently issued pronouncements and concluded that the following new accounting standards are applicable:

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". The purpose of this standard is to provide a consistent framework for determining what accounting principles should be used when preparing United States generally accepted accounting principles financial statements. SFAS No. 162 categorizes accounting pronouncements in a descending order of authority. In the instance of potentially conflicting accounting principles, the standard in the highest category must be used. SFAS No. 162 was effective 60 days after the SEC approved the Public Company Accounting Oversight Board's related amendments on September 16, 2008.
The adoption of this standard did not have a material effect on our financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities", an amendment of FASB Statement No. 133,which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 became effective for us beginning January 1, 2009 and does not have a material effect on our financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements", which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement became effective for the Company beginning October 1, 2008. The

                                       F-8
adoption of this standard did not have a material effect on our financial statements.

3. Property and equipment:

In 2002, the Company's management determined that an impairment allowance of $6,496,614 was necessary to properly value the Company's oil and gas properties bringing the net book value of the oil and gas properties to $594,915. The basis for the impairment was the BLM's determination that it does not consider the Timber Draw #1-AH well to be economic. In other words, under the BLM's criteria for economic determination, the well will not pay out the cost incurred to drill and complete the well. However, by authority of the BLM, for the period from April to November 2003, the well was tested for production using production periods of ten days per month. The BLM also advised the Company that since it did not commence another test well prior to August 12, 2002, the Timber Draw Unit had been terminated. Furthermore, a bottom hole pressure survey conducted in April 2002 indicated a limited reservoir for the well. The basis of the impairment described above was calculated using an estimated $10 per acre market price for the leases multiplied by the Company's working interest. During 2003, the Company recorded impairment charges of $266,778 based on working interest percentages granted to a third party for performance of certain activities and management's assessment of certain undeveloped lease values. During 2004, pursuant to the Farmout Agreement, a third party conducted a seismic survey and drilled a test well in the Cheyenne River Prospect. As a result of the reduction in the Company's working interest, a further impairment charge of $188,507 was recorded in 2005. The net book value of the Company's interest in the Cheyenne River Prospect at December 31, 2008 is $77,817.

In 2003, the Company acquired a 10% interest in the Gabbs Valley Prospect of Western Nevada by issuing 2,000,000 shares of Company stock. The Company has recorded its investment at $200,000. In 2005, the Company conducted a seismic survey of the Gabbs Valley Prospect based on the results of the seismic survey, during 2006, the Company entered into an agreement to increase its working interest in the prospect to 40% by paying $675,000 plus 55% of the drilling costs through completion. The Company contracted a drilling rig, which commenced drilling the Empire Cobble Cuesta 1-12-12N-34E, Nye County, Nevada in September 2006. After reaching a depth of 5,195 feet the Company ceased drilling operations, ran electronic logs, installed a wellhead, and conditioned the hole so that it might be re-entered or deepened at a later date. In April 2007, the Company re-entered the well and based on the results of drill stem tests, determined that the formation was very sensitive to the mud and water used in drilling the test well, causing clogs in the formation to swell which prevented any oil which might be present to flow into the well bore. The total gross acres of this prospect was increased to 75,721 acres by the acquisition of 30,917 acres from the U. S. Department of Interior in June, 2006 at a cost of $36,689. The Company increased its interest to 57% in the prospect leases in 2007 when one of the joint participants elected to surrender its 30% interest. The Company and the remaining joint owners assumed liabilities of approximately $68,000 to acquire the interest. As of December 31, 2008, the Gabbs Valley Prospect consisted of approximately 85,145 acres of federal leases located in Nye and Mineral Counties, Nevada, of which the Company owns a 57% working interest. The acreage total reflects the purchase of an additional 9,943.91 acres acquired at a September 2008 BLM lease sale for $13,025.

The Company's other property and equipment, totaling $2,561 at December 31, 2008, consists entirely of office furniture, fixtures and equipment, which are fully depreciated.

                                       F-9
4.    Notes Payable:

In July 2007, the Company settled its note payable to Weatherford U.S., LP in the amount of $106,121 plus accrued interest, for a payment of $10,000. The Company recorded the difference between the settlement amount and its previously recorded liability in the amount of $99,571 as a gain on extinguishment of debt in the year ending December 31, 2007.

5.  Capital Stock:

In 2005, the Company raised $500,000 of net proceeds by selling 5,000,000 shares of newly issued common stock along with warrants to purchase 1,250,000 shares of common stock which, subject to certain restrictions, could have been exercised for a period of one year at an exercise price of $0.25. Proceeds of the original placement were allocated $67,875 to common stock warrants and $432,125 to common stock and paid in capital. In 2006, the warrants were extended twice; the extensions reduced the value of the warrants to $18,250. The value assigned to the warrants was determined using the Black-Scholes option valuation method with the following assumptions: no dividend yield, expected volatility of 154%, risk free interest rate of 3.28% and expected life of one year. Assumptions used for the extensions were: no dividend yield, expected volatility of 153%, risk free interest rate of 4.86% and expected life of 6 months. Subsequent to December 31, 2008 the warrants were extended to December 15, 2009.

In 2006, the Company raised $1,450,000 of net proceeds by selling 7,250,000 shares of newly issued stock along with warrants to purchase 1,812,500 shares of common stock, which, subject to certain restrictions, could have been exercised on or before March 15, 2009 (subsequently extended to December 15, 2009-See Note 11) at an exercise price of $0.50. Proceeds of the placement were allocated $144,675 to common stock warrants and $1,305,325 to common stock and paid in capital. The value assigned to the warrants was determined using the Black-Scholes option valuation method with the following assumptions: no dividend yield, expected volatility of 148% risk-free interest rate of 5.09% and an expected life of one year.

In 2007, the Company raised $1,000,000 of net proceeds by selling 5,000,000 shares of newly issued stock, along with warrants to purchase 1,250,000 shares of common stock, which subject to certain restrictions, could have been exercised until March 15, 2009 (subsequently extended to December 15, 2009-See
Note 11) at an exercise price of $0.50 per share. Proceeds of the placement were allocated $80,000 to common stock warrants and $920,000 to common stock and paid in capital. The value assigned to the warrants was determined by using the Black-Scholes option valuation methods with the following assumptions: no dividend yield, expected volatility of 136%, risk free interest rate of 4.94%, and an expected useful life of one year.

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

At the Company's 2006 Annual Meeting of Stockholders, the stockholders approved the 2006 Stock Incentive Plan (the "Plan"). The Plan permits the issuance of stock options, restricted stock awards, and performance shares

                                       F-10
to employees, officers, directors, and consultants of the Company. Initially, and until such time as the Board creates a Compensation Committee, the Board of Directors will administer the Plan. The total number of shares of common stock that may be issued pursuant to awards under the Plan is 5,000,000.
Under the Plan, no participant may receive awards of stock options that cover in the aggregate more than 500,000 shares of common stock in any fiscal year. Unless terminated by the Board, or upon the granting of awards covering all of the shares subject to the Plan, the Plan shall terminate on June 5, 2016.

The Company adopted SFAS No. 123(R) "Share-Based Payment" in the first quarter of 2006 and expenses the cost of options granted over the vesting period of the option based on the grant-date fair value of the award. No options were granted in 2007. For the year ended December 31, 2008, the Company recognized an expense of $46,977 related to options granted under the Plan.

Fair values were estimated at the date of grant of the options, using the Black-Scholes option valuation model with the following weighted average assumptions: risk-free interest rate of 3.82%, volatility factor of the expected market price of the Company's common stock of 181%, no dividend yield on the Company's common stock, and a weighted average expected life of the options of 5 years. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. For purposes of determining the expected life of the options, the Company utilizes the Simplified Method as defined in Staff Accounting Bulletin No. 107 issued by the Securities and Exchange Commission.

In addition options valuation models require the input of highly subjective assumptions including stock price volatility.

As of December 31, 2008, there was no unrecognized compensation expense related to nonvested share-based compensation arrangements under the Plan.

A summary of the Company's Incentive Plan as of December 31, 2008 and changes during the year is presented below:

                                                           Weighted Average
                                           Shares           Exercise Price
                                         _________         _________________

Oustanding at Beginning of Year 2007       755,000                .54

Granted                                          0                .00

Cancelled or Exercised                           0                .00

Outstanding at ending of Year 2007         755,000                .54

Granted                                    585,000                .12

Cancelled or Exercised                     200,000               1.38
                                         __________

Outstanding at End of Year 2008          1,140,000                .18
                                         ==========             =======

The following table summarizes information about stock options outstanding at December 31, 2008:

                                       F-12
                   Options Outstanding              Options Exercisable
           _________________________________________________________________
                            Weighted
                            Average       Weighted                Weighted
Range of       Number       Remaining     Average    Number       Average
Exercise       Outstanding  Contractual   Exercise   Exercisable  Exercise
Prices         at 12/31/08  Life          Price      at 12/31/08  Price
____________________________________________________________________________
$0.10-$0.44    1,140,000    7.05 Years    $0.18      1,140,000    $0.18

585,000 options were granted in 2008.

7. Income taxes:

The provision for income taxes differs from the amount obtained by applying the Federal income tax rate of 34% to income before income taxes. The difference relates to the following items:

                                          2008            2007
Statutory tax rate                         34%             34%
                                       ___________    __________

Expected tax benefit                   $(150,000)    $ (470,000)
Benefit of losses not recognized         150,000        470,000
                                       ___________   ___________

Tax provision (benefit) as reported    $        -    $     -
                                       ___________   ___________

The components of deferred income taxes at December 31, 2008 are as follows:

                                          2008           2007
                                      ____________   ____________
Deferred tax assets:
  Loss carry-forwards                  $ 1,700,000   $  1,500,000
  Valuation allowance                   (1,200,000)   (   700,000)
                                       ___________   ____________
                                           500,000        800,000
Deferred tax liabilities:
  Property and equipment                   500,000        800,000
                                       ___________   ____________

Net deferred taxes                     $         -   $          -
                                       ___________   ____________

At December 31, 2008, the Company had net operating loss carryforwards of approximately $4,964,000 which expire beginning in 2011.

Utilization of the Company's loss carryforwards is dependent on realizing taxable income. Deferred tax assets for these carryforwards have been reduced by a valuation allowance.

8. Oil Sale Revenue

The Company currently records revenue from petroleum sales when received from the operator of the well. Oil Sale Revenue is reported net of working interest and overriding royalty amounts due. Prior to 2006, the Company was responsible for distributing allocable portions of oil sale revenue to working interest and royalty owners for production in the Cheyenne River

                                       F-13
Prospect. Accordingly, a liability for estimated royalty payments was recorded when oil sale proceeds were received since a division order had not been completed, certain amounts were credited to royalties payable until the division order issue was resolved.

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

In October, 2007, the Company entered into a Participation Agreement whereby it received a 6.25% working interest in the Gaskill well located in the North Boggy Creek Dakota Prospect, Niobrara County, Wyoming for $41,305.
The Participation Agreement was entered into with the Company's Chief Executive Officer. The Gaskill well was re-entered and no oil and gas reserves were determined to be present. The investment was written off as of December 31, 2007.

10. Operating lease:

The Company leases office space under a month to month operating lease agreement with an unrelated party. Monthly lease payments are $994.

Rent expense for each of the years ended December 31, 2008 and 2007, respectively, was $14,491 and $14,160.

11.  Subsequent Events

On January 30, 2009, the Company's Board of Directors extended the expiration date of its outstanding warrants from March 15, 2009 to December 15, 2009.























                                       F-14
EXHIBIT 31
                              CERTIFICATION

I, Albert E. Whitehead, certify that:

1. I have reviewed this annual report on Form 10-K of Empire Petroleum Corporation;

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

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a - 15(f) and 15d - 15(f)) for the registrant and have:

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

     (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

March 30, 2009                    /s/ Albert E. Whitehead
                                  Albert E. Whitehead, Chief Executive
                                  Officer (and principal financial officer)

EXHIBIT 32

                        CERTIFICATION PURSUANT TO
              18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report of Empire Petroleum Corporation (the "Company") on Form 10-K for the period ending December 31, 2008, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Albert E. Whitehead, Chief Executive Officer (and principal financial officer)of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


March __, 2009                /s/ Albert E. Whitehead
                              Albert E. Whitehead, Chief Executive Officer
                              (and principal financial officer)

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

The foregoing certification is being furnished to the Securities and Exchange Commission as an exhibit to the Report and shall not be considered filed as part of the Report.