Form 10-Q
period 2009-03-31
EMPIRE PETROLEUM CORP
filed 2009-05-14
CIK 887396

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                                Form 10-Q


(Mark One)

[X] Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities
    Exchange Act of 1934

             For the quarterly period ended March 31, 2009

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

                              (918) 488-8068
           (Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter)during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
           [ ]  Yes        [ ]  No

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

                     [ ]  Yes            [ ]  No

The number of shares of the registrant's common stock, $0.001 par value, outstanding as of May 14, 2009 was 57,193,128.








































                      EMPIRE PETROLEUM CORPORATION

                          INDEX TO FORM 10-Q

Part I. FINANCIAL INFORMATION                                        Page

Item 1. Financial Statements

Balance Sheets at March 31, 2009 (Unaudited) and
     December 31, 2008                                                   1

Statements of Operations - Three months
     ended March 31, 2009 and 2008 (Unaudited)                           2

Statements of Cash Flows - Three months ended
     March 31, 2009 and 2008 (Unaudited)                                 3

Notes to Financial Statements                                          4-8

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                     8-10

Item 4. Controls and Procedures                                         10

Part II. OTHER INFORMATION

Item 6. Exhibits                                                        10

Signatures                                                              11
































PART I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

                      EMPIRE PETROLEUM CORPORATION

                             BALANCE SHEETS

                                         March 31,       December 31,
                                             2009               2008
                                       (Unaudited)
ASSETS                               ____________       ____________

Current assets:
  Cash                                $    61,416       $    124,122
  Accounts receivable
   (net of allowance of $3,750
    at March 31, 2009 and
    December 31, 2008)                     17,345             12,158
  Prepaid expenses                          6,050              9,075
		                          ___________       ____________
Total current assets                       84,811            145,355

Property & equipment, net of accumulated
  depreciation and depletion              969,842            969,842
                                      ___________       ____________
Total Assets             	       $  1,054,653       $  1,115,197
                                      ___________       ____________

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Account payable and accrued
    liabilities                      $    11,655              19,392
                                     ___________         ___________
Total current liabilities                 11,655              19,392

Long-term liabilities:
  Asset retirement obligation             52,200              52,200
                                     ___________        ____________
Total liabilities                         63,855              71,592
                                     ___________        ____________
Stockholders' equity:
  Common stock - $.001 par value,
    authorized 100,000,000 shares,
    issued 57,193,128 shares at
    March 31, 2009 and
    December 31, 2008                    57,193               57,193
  Additional paid in capital         11,914,222           11,901,722
  Accumulated deficit               (10,980,617)         (10,915,310)
                                    ___________          ___________
Total stockholders' equity              990,798            1,043,605
                                    ___________          ___________

Total liabilities and stockholders'
  equity                            $ 1,054,653         $  1,115,197
                                    ___________         ____________

             See accompanying notes to financial statements.

                                     -1-
                         EMPIRE PETROLEUM CORPORATION

                           STATEMENTS OF OPERATIONS

                                 (UNAUDITED)


                                             Three Months Ended

                                                  March 31,
                                        ____________________________

                                                 2009           2008
                                        _____________  _____________
Revenue:
  Petroleum sales                       $       4,501  $           0
                                        _____________  _____________
                                                4,501              0
                                        _____________  _____________

Costs and expenses:
  Production & operating                       16,386         17,334
  General & administrative                     53,422         98,570
                                         ____________  _____________
                                               69,808        115,904
                                         ____________  _____________
  Operating loss                             ( 65,307)      (115,904)
                                         ____________  _____________
Other (income) and expense:
  Miscellaneous income                              0              0
  Interest income                                   0              0
  Interest expense                                  0              0
                                         ____________  _____________

Total other expense                                 0              0
                                         ____________  _____________

Net loss                                 $   ( 65,307)  $   (115,904)
                                         ____________  _____________

Net loss per common
  share, basic and
  diluted                                $       (.00)  $       (.00)
                                         ____________  _____________
Weighted average number of
  common shares outstanding,
  basic and diluted                        57,193,128     56,042,751
                                         ____________  _____________







                See accompanying notes to financial statements.




                                       -2-
                      EMPIRE PETROLEUM CORPORATION

                        STATEMENTS OF CASH FLOWS

                              (UNAUDITED)

                                               Three Months Ended

                                               March 31,     March 31,
                                                   2009          2008
                                                      $             $
                                              _________    __________
Cash flows from operating activities:
  Net loss                                  $(   65,307)  $(  115,904)

Adjustments to reconcile net loss
  to net cash used in operating activities:

  Value of services contributed by employees     12,500        12,500
  Stock option plan expense                           0        41,125

(Increase) decrease in assets:
  Accounts receivable                          (  5,187)       45,107
  Prepaid expenses                                3,025         3,318

Increase (decrease) in liabilities:
  Accounts payable and accrued liabilities     (  7,737)       12,548
                                               ________      ________
Net cash used in
  operating activities                         ( 62,706)    (   1,306)
                                               ________      ________
Cash flows from investing activities:

  Well drilling and testing costs                     0    (   13,453)
                                               ________    __________
Net cash provided by
  (used in) investing activities                      0    (   13,453)
                                               ________    __________
Net decrease in cash                           ( 62,706)    (  14,759)

Cash - Beginning                                124,122       384,629
                                               ________      ________
Cash - Ending                                  $ 61,416      $369,870
                                               ________      ________



                See accompanying notes to financial statements.












                                      -3-
                        EMPIRE PETROLEUM CORPORATION

                       NOTES TO FINANCIAL STATEMENTS

                              March 31, 2009

                                (UNAUDITED)

1.     BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES:

The accompanying unaudited financial statements of Empire Petroleum Corporation (Empire, or the Company) have been prepared in accordance with United States generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, the results of operations, and the cash flows for the interim period are included. All adjustments are of a normal, recurring nature. Operating results for the interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The information contained in this Form 10-Q should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2008 which are contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange
Commission (the SEC) on March 31, 2009.

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

The Company continues to explore and develop its oil and gas interests.
The ultimate recoverability of the Company's investment in its oil and gas interests is dependent upon the existence and discovery of economically recoverable oil and gas reserves, confirmation of the Company's interest in the oil and gas interests, the ability of the Company to obtain necessary financing to further develop the interests, and the ability of the Company to attain future profitable production.

In 2003, the Company engaged a partner to explore its Cheyenne River Prospect, Wyoming, and signed an agreement to acquire a 10% interest in a block of acreage in the Gabbs Valley Prospect of western Nevada. In June 2005, the Company completed a private placement of 5,000,000 shares of its common stock along with warrants to purchase 1,250,000 shares of its common stock for an aggregate purchase price of $500,000. Subject to certain restrictions, the warrants may be exercised until December 15, 2009 (extended from the previous date of March 15, 2009) at an exercise price of $0.25 per share.


                                       -4-
Proceeds of the private placement were allocated $67,875 to common stock warrants and $432,125 to common stock and paid-in capital. These funds were used for general corporate purposes and to pay the Company's share of the costs associated with its then 10% interest in the Gabbs Valley Oil Prospect in Nevada. By subsequent agreement with Cortez Exploration, LLC (formerly
O. F. Duffield) dated May 8, 2006, Empire acquired an additional 30% interest by agreeing to pay $675,000 in land and related costs to Cortez and 45% of the drilling and completion costs on a test well to be known as the Empire Cobble Cuesta 1-12-12-34E, Nye County, Nevada. When combined with the original 10% working interest in the well and lease block which was expanded to 75,201 gross acres by the acquisition of an additional 30,917 acres from the U. S. Department of the Interior on June 14, 2006, the Company's working interest increased to 40%, after paying 55% of the drilling and completion costs of the Empire Cobble Cuesta 1-12-12N-34E test well. To fund this increased interest, the Company initiated a private placement of common stock along with warrants to purchase common stock in June 2006. In connection with this private placement, the Company issued 7,250,000 shares of common stock and warrants to purchase 1,812,500 shares of its common stock at an exercise price of $0.50 per share for an aggregate purchase price of $1,450,000. In April, 2007 the Company raised $1,000,000 through a private placement of 5,000,000 shares of its common stock along with warrants to purchase 1,250,000 shares of its common stock which have an exercise price of $0.50 per share which expires December 15, 2009. On August 2, 2007, the Company acquired an additional 17% interest, which increased its interest in the Gabbs Valley Prospect and leases to 57% (See Note 3). The Company acquired an additional 9,943.91 acres of leases at a September 2008 lease sale bringing the total acreage in which it has a 57% interest to 85,145 acres. The Company was encouraged by the data it acquired in connection with the drilling, logging and testing of the well. Such data, additional studies of such data, the assistance of geological and engineering consultants and an Advanced Geochemical Imaging Survey conducted in December 2008 led the Company to determine that further drilling is warranted.

As of March 31, 2009, the Company had $61,416 of cash on hand. In order to sustain the Company's operations on a long-term basis, the Company intends to continue to look for merger opportunities and consider public or private financings. The Company anticipates that it has the funds necessary to continue its operations through the next twelve months.

Compensation of Officers and Employees

The Company's only executive officer serves without pay or other compensation. The fair value of these services is estimated by management and is recognized as a capital contribution. For the three months ended March 31, 2009, the Company recorded $12,500 as a capital contribution by its executive officer.

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

                                       -5-
In 2007, the Company entered into a Farmout and Partial Sale Agreement with a third party. The third party purchased a one-half interest in the Timber Draw #1-AH and the Hooligan Draw #1-AH and agreed to drill three test wells at locations of its choice on the farmout lands. In return for drilling the three test wells, the third party will earn a 100% interest in the 480 acres associated with the three wells subject to a small overriding royalty retained by the Company together with a 50% interest in the balance of the farmout block, or the remaining 20,764 acres in the Cheyenne River Prospect. The Company currently has an 8.75% working interest in the Timber Draw #1-AH
Well and 13.39% working interest in the Hooligan Draw 1-AH well. After the drilling of the three test wells, the Company's remaining interest will be its overriding royalty on the drill site 480 acres and a 13.39% working interest in the balance of the farmout lands. The third party commenced drilling operations in August and has set pipe and completed a small oil well. A second well was drilled which resulted in a dry hole. A third well has been staked and is expected to be drilled in the second quarter.

On April 4, 2008 the Company sold a portion of its ORR interest on the Cheyenne River Prospect. The Company's portion of the proceeds were $16,500.

The Company has verbally accepted a cash offer for all of its interest in this prospect subject to final documentation. The Company will receive approximately $170,000 if the sale is completed. The Company's book value of its Cheyenne River interests is $94,892 as of March 31, 2009.

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

During September 2005, surveyors laid out a 19.5 mile seismic program on the Gabbs Valley Prospect, and a seismic survey was commenced in October 2005. Field work was carried out and final interpretation of the data was completed in November 2005. Based on the results of the seismic survey, the Company increased its working interest in the prospect to 40% (See Note 1) and contracted a drilling rig which commenced drilling the Empire Cobble Cuesta 1-12-12N-34E, Nye County, Nevada on September 14, 2006. Drilling operations were suspended October 23, 2006 in order to give the Company time to evaluate the drilling results. The total gross acres in this prospect was increased to 75,201 acres by the acquisition of 30,917 acres from the U. S. Department of the Interior on June 14, 2006. Additional leases of 9,943.91 acres were acquired from the BLM at a September 2008 lease sale bringing the lease total to 85,145 acres.

Coastal Energy Company Nevada (CECN)(formerly PetroWorld Nevada Corp.) was a participant in the Gabbs Valley Prospect with a seismic option under which it elected to drill a well and earn a 30% interest from Cortez Exploration, Inc. At such time, the Company's Chief Executive Officer was a member of the Board of Directors of both CECN and its parent company Coastal Energy Company (formerly PetroWorld Corporation) and he currently owns less than 1.00% of the parent company (CEN), which is traded on the AIM Exchange in London and the Toronto Venture Exchange in Toronto. The Coastal interest was acquired on
                                       -6-
August 2, 2007 by Empire (17%) and Cortez (13%), resulting in Empire's interest being increased to 57%. To acquire the interest, Empire and Cortez agreed to pay Coastal's share of the remaining costs related to abandonment of the Cobble Cuesta test well. Empire's share of these costs is estimated to be approximately $34,200. Mr. Whitehead retired from his position as Chairman/Director of Coastal Energy Company on February 6, 2008.

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

The Company is attempting to find an industry partner(s) to drill a new test well which likely would be located in close proximity to the 1-12 well. Subject to documentation an industry partner has committed to a 25% participating interest. The Company is hopeful additional participants will be found and a new test well commenced by July 2009.

NORTH BOGGY CREEK DAKOTA PROSPECT

In October 2007 the Company entered into a Participation Agreement with its Chief Executive Officer whereby it invested $41,305 to receive a 6.25% interest in the Gaskill #1 well located in the North Boggy Creek Dakota Prospect, Niobrara County, Wyoming. In 2007, the well was re-entered and no oil and gas reserves were determined to be present. Consequently, the initial investment was written off in 2007.

In April 2008, the operator re-entered the well and after further testing determined to plug and abandon the well. The Company incurred costs of $44,771 in 2008 for its 6.25% interest in the re-entry and deepening of the Gaskill #1 well. In addition, the Company is also liable for certain costs related to plugging and abandoning the well. The well operator has informed the Company that it expects proceeds from the sale of equipment at the well to offset the costs of plugging and abandoning the well. Therefore, the Company has not accrued any additional liability for plugging and abandoning the well.

3.  EQUITY

On February 19, 2008 the Company's Board of Directors approved the conversion to stock for the Company's liability to its Chief Executive Officer, A. E. Whitehead. The liability of $274,682 was converted to 2,112,938 shares of common stock at a price of $0.13 per share.

On February 19, 2008 the Company's Board of Directors approved granting options to purchase 350,000 shares of the Company's common stock to directors and employee at $0.13 per share. The options immediately vested and expire after ten years. The Company recorded an expense of $41,124 for the fair market value of the options. Fair values were estimated at the date of grant of the options, using the Black-Scholes Option Valuation Model with the following weighted average assumptions: risk free interest rate of 3.76%, volatility factor of the expected market price of the Company's common stock of 147%, no dividend yield, and a weighted average expected life of the options of 5 years. For the purpose of determining the expected life of the options, the Company utilizes the Simplified Method as defined in Staff Accounting Bulletin No. 107 issued by the Securities and Exchange Commission.

                                       -7-
Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses. As a result, if there is a loss from continuing operations, Diluted EPS is computed in the same manner as Basic EPS is computed. At
March 31, 2009 the Company has 1,070,000 and 4,312,500 options and warrants outstanding, respectively, that were not included in the calculation of earnings per share for the years then ended. Such financial instruments may become dilutive and would then need to be included in future calculations of Diluted EPS.

On January 30, 2009 the Company extended all of its outstanding warrants to December 15, 2009. Fair values of the extended warrants were estimated at the date of extension using the Black-Scholes Option Valuation Model with the following weighted average assumptions: risk free interest rate of ..51%, volatility factor of the expected market price of the Company's common stock of 208%, no dividend yield, and a weighted average expected life of the warrants of 11 months. As a result of the extension, the outstanding warrants were valued at $48,319, which had no income statement effect.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

GENERAL TO ALL PERIODS

The Company's primary business is the exploration and development of oil and gas interests. The Company has incurred significant losses from operations, and there is no assurance that it will achieve profitability or obtain funds necessary to finance its operations. Sales revenue is attributable to the production of oil from the Company's Timber Draw #1-AH and the Hooligan
Draw #1-AH wells located in the Eastern Powder River Basin in the State of Wyoming, otherwise known as the Cheyenne River Prospect. For all periods presented, the Company's effective tax rate is 0%. The Company has generated net operating losses since inception, which would normally reflect a tax benefit in the statement of operations and a deferred asset on the balance sheet. However, because of the current uncertainty as to the Company's ability to achieve profitability, a valuation reserve has been established that offsets the amount of any tax benefit available for each period presented in the statements of operations.

THREE MONTH PERIOD ENDED MARCH 31, 2009, COMPARED TO THREE MONTH PERIOD ENDED MARCH 31, 2008.

For the three months ended March 31, 2009, sales revenue increased $4,501 from $0 for the same period during 2008. The increase in sales revenue was the result of production from the Timber Draw #1-AH and the Hooligan Draw #1-AH wells.

Production and operating expenses decreased $948 to $16,386 for the three months ended March 31, 2009, from $17,334 for the same period in 2008. The decrease was primarily due to slower activity on the Company's prospects.

General and administrative expenses decreased by $45,148 to $53,422 for the three months ended March 31, 2009, from $98,570 for the same period in 2008. The decrease was primarily due to stock options issued in the 2008 period and lower legal costs in 2009.
                                       -8-
LIQUIDITY AND CAPITAL RESOURCES

GENERAL

As of March 31, 2009, the Company had $61,416 of cash on hand.  The
Company believes that its cash on hand will allow it to finance its operations for the next twelve months. In order to sustain the Company's operations on a long-term basis, the Company intends to continue to look for merger opportunities and consider public or private financings. The Company does not plan to undertake further exploration of the Gabbs Valley or Cheyenne River Prospects without an industry partner or additional equity placement.

OUTLOOK

In 2007, the Company entered into a Farmout and Partial Sale Agreement with a third party. The third party purchased a one-half interest in the Timber Draw #1-AH and the Hooligan Draw #1-AH and agreed to drill three test wells at locations of its choice on the farmout lands. In return for drilling the three test wells, the third party will earn a 100% interest in the 480 acres associated with the three wells subject to a small overriding royalty retained by the Company together with a 50% interest in the balance of the farmout block, or the remaining 20,764 acres in the Cheyenne River Prospect. After the drilling of the three test wells, the Company's remaining interest will be its overriding royalty on the drill site 480 acres and a 13.39% working interest in the balance of the farmout lands.

As stated elsewhere in this Form 10-Q, on May 1, 2007, after further testing of the Company's only well in the Gabbs Valley Prospect, the Company decided to partially plug and abandon the well since no hydrocarbons were recovered. However, the Company was encouraged by the data it acquired in connection with the drilling, logging and testing of the well. Such data, additional studies of such data, the assistance of geological and engineering consultants and an Advanced Geochemical Imaging Survey conducted in December 2008 led the Company to determine that further drilling is warranted. It is possible that excessive mud exposure in the hole for over five months seriously impeded the process of recovering hydrocarbons. It was determined that a new test well should be drilled using a different method of drilling. The Company is attempting to find an industry partner to drill a new test well in close proximity to the Cobble Cuesta 1-12.

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

MATERIAL RISKS

The Company has incurred significant losses from operations and there is no assurance that it will achieve profitability or obtain funds necessary to finance continued operations. For other material risks, see the Company's form 10-K for the period ended December 31, 2008, which was filed March 31, 2009.



                                       -9-
FORWARD-LOOKING INFORMATION

This quarterly report on Form 10-Q, including this section, includes certain statements that may be deemed "forward-looking statements" within the meaning of federal securities laws. All statements, other than statements of historical facts, that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including future sources of financing and other possible business developments, are forward-looking statements. Such statements are subject to a number of assumptions, risks and uncertainties and could be affected by a number of different factors, including the Company's failure to secure short and long-term financing necessary to sustain and grow its operations, increased competition, changes in the markets in which the Company participates and the technology utilized by the Company and new legislation regarding environmental matters. These risks and other risks that could affect the Company's business are more fully described in reports it files with the Securities and Exchange Commission, including its Form 10-K for the fiscal year ended December 31, 2008. Actual results may vary materially from the forward-looking statements.

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







                                         -10-
                     EMPIRE PETROLEUM CORPORATION
                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        EMPIRE PETROLEUM CORPORATION

Date:  May 14, 2009                     By: /s/ Albert E. Whitehead
                                                ___________________
                                                Albert E. Whitehead
                                                Chairman, Chief Executive
                                                  Officer and Principal
                                                  Financial Officer

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

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:



                                      -11-
    a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

    c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    d. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

May 14, 2009                           /s/ Albert E. Whitehead
                                       Albert E. Whitehead,
                                       Chief Executive Officer and
                                         Principal Financial Officer

EXHIBIT 32

                        CERTIFICATION PURSUANT TO
                         18 U.S.C. SECTION 1350,
                         AS ADOPTED PURSUANT TO
              SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Empire Petroleum Corporation (the "Company") on Form 10-Q for the period ending March 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Albert E. Whitehead, Chief Executive Officer (and principal financial officer) of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002, that:
                                     -12-
 (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

 (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

May 14, 2009                                /s/ Albert E. Whitehead
                                            Albert E. Whitehead
                                            Chief Executive Officer and
                                               Principal Financial Officer
















































                                     -13-