Form 10-Q
period 2009-06-30
EMPIRE PETROLEUM CORP
filed 2009-08-13
CIK 887396

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                                Form 10-Q


(Mark One)

[X] Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities
    Exchange Act of 1934

             For the quarterly period ended June 30, 2009

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

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
           [X]  Yes        [ ] No

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

                     [ ]  Yes            [ ]  No

The number of shares of the registrant's common stock, $0.001 par value, outstanding as of July 15, 2009 was 57,193,128.








































                      EMPIRE PETROLEUM CORPORATION

                          INDEX TO FORM 10-Q

Part I. FINANCIAL INFORMATION                                        Page

Item 1. Financial Statements

Balance Sheets at June 30, 2009 (Unaudited) and
     December 31, 2008                                                   1

Statements of Operations - Three months and six months
     ended June 30, 2009 and 2008 (Unaudited)                            2

Statements of Cash Flows - Six months ended
     June 30, 2009 and 2008 (Unaudited)                                  3

Notes to Financial Statements                                          4-8

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                     8-11

Item 4. Controls and Procedures                                         11

Part II. OTHER INFORMATION

Item 6. Exhibits                                                        11

Signatures                                                              11
































PART I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

                      EMPIRE PETROLEUM CORPORATION

                             BALANCE SHEETS

                                          June 30,       December 31,
                                             2009               2008
                                       (Unaudited)
ASSETS                               ____________       ____________
Current assets:
  Cash                                $   155,707       $    124,122
  Accounts receivable
   (net of allowance of $3,750
    at March 31, 2009 and
    December 31, 2008)                      9,118             12,158
  Prepaid expenses                          3,025              9,075
		                          ___________       ____________
Total current assets                      167,850            145,355

Property & equipment, net of accumulated
  depreciation and depletion              888,025            969,842
                                      ___________       ____________
Total Assets             	       $  1,055,875       $  1,115,197
                                      ___________       ____________
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Account payable and accrued
    liabilities                      $       552        $     19,392
                                     ___________         ___________
Total current liabilities                    552              19,392

Long-term liabilities:
  Asset retirement obligation             34,200              52,200
                                     ___________        ____________
Total liabilities                         34,752              71,592
                                     ___________        ____________
Stockholders' equity:
  Common stock - $.001 par value,
    authorized 100,000,000 shares,
    issued and outstanding
    57,193,128 shares at
    June 30, 2009 and
    December 31, 2008                    57,193               57,193
  Additional paid in capital         11,926,722           11,901,722
  Accumulated deficit               (10,962,792)         (10,915,310)
                                    ___________          ___________
Total stockholders' equity            1,021,123            1,043,605
                                    ___________          ___________

Total liabilities and stockholders'
  equity                            $ 1,055,875         $  1,115,197
                                    ___________         ____________


             See accompanying notes to financial statements.



                                     -1-
                         EMPIRE PETROLEUM CORPORATION

                           STATEMENTS OF OPERATIONS

                                 (UNAUDITED)


                              Three Months Ended           Six Months Ended

                                  June 30,                      June 30,
                         ____________________________  ________________________

                                  2009           2008          2009        2008
                         _____________  _____________  ____________  __________
Revenue:
  Petroleum sales        $       5,292  $       9,643  $      9,794  $    9,643
                         _____________  _____________  ____________  __________
                                 5,292          9,643         9,794       9,643
                         _____________  _____________  ____________  __________

Costs and expenses:
  Production & operating        25,001        78,715        41,387       96,049
  General & administrative      65,175        85,562       118,597      184,132
                          ____________  _____________  ____________  __________
                                90,176       164,277       159,984      280,181
                          ____________  _____________  ____________  __________
  Operating loss               (84,884)     (154,634)     (150,190)   (270,538)
                          ____________  _____________  ____________  __________
Other income and (expense):
  Gain on sale of Cheyenne
    River Prospect             102,708              0      102,708            0
  Interest income                    0              0            0            0
  Interest expense                   0              0            0            0
                          ____________  _____________  ____________  __________

Total other income and
   (expense)                   102,708              0       102,708           0
                          ____________  _____________  ____________  __________

Net income (loss)         $     17,824  $    (154,634) $    (47,482)$ (270,538)
                          ____________  _____________  ____________  __________

Net income (loss) per common
  share, basic and
  diluted                 $        .00   $       (.00) $       (.00) $    (.00)
                          ____________  _____________  ____________  __________
Weighted average number of
  common shares outstanding,
  basic and diluted         57,193,128     57,193,128    57,193,128  57,193,128
                          ____________  _____________  ____________ ___________




                See accompanying notes to financial statements.





                                       -2-
                      EMPIRE PETROLEUM CORPORATION

                        STATEMENTS OF CASH FLOWS

                              (UNAUDITED)

                                                  Six Months Ended

                                                June 30,      June 30,
                                                   2009          2008
                                              _________    __________
Cash flows from operating activities:
  Net loss                                  $   (47,482)  $  (270,538)

Adjustments to reconcile net loss
  to net cash used in operating activities:

  Value of services contributed by employees     25,000        25,000
  Stock option plan expense                           0        41,124
  Gain on sale of Cheyenne River Prospect      (102,708)            0

(Increase) decrease in assets:
  Accounts receivable                             3,040        80,999
  Prepaid expenses                                6,050         6,636

Increase (decrease) in liabilities:
  Accounts payable and accrued liabilities      (18,839)       (4,777)
                                               ________      ________
Net cash used in
  operating activities                         (134,939)     (121,556)
                                               ________      ________
Cash flows from investing activities:

  Sale of Cheyenne River interests              166,524             0
                                               ________    __________
Net cash provided by
  (used in) investing activities                166,524             0
                                               ________    __________
Cash flows from financing activities:
   Sale of royalty interest                          0         16,500
                                               ________    __________
Net cash provided by financing activities            0         16,500
                                               ________    __________
Net increase (decrease) in cash                  31,585      (105,056)

Cash - Beginning                                124,122       384,630
                                               ________    __________
Cash - Ending                                  $155,707    $  279,574
                                               ________    __________

Conversion of debt to common stock                    0       274,682
                                               ________    __________


                See accompanying notes to financial statements.





                                     -3-
                        EMPIRE PETROLEUM CORPORATION

                       NOTES TO FINANCIAL STATEMENTS

                              June 30, 2009

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

The Company has incurred significant losses in recent years. The continuation of the Company as a going concern is dependent upon the ability of the Company to attain future profitable operations. These financial statements have been prepared on the basis of United States generally accepted accounting principles applicable to a company with continuing operations, which assume that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its obligations in the normal course of operations. Management believes the going concern assumption to be appropriate for these financial statements. If the going concern assumption were not appropriate for these financial statements, then adjustments might be necessary to adjust the carrying value of assets and liabilities and reported expenses.

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

In 2003, the Company engaged a partner to explore its Cheyenne River Prospect, Wyoming, and signed an agreement to acquire a 10% interest in a block of acreage in the Gabbs Valley Prospect of western Nevada. The Cheyenne River prospect which included oil wells and leasehold interests was sold during this reporting period. In June 2005, the Company completed a private placement of 5,000,000 shares of its common stock along with warrants to purchase 1,250,000 shares of its common stock for an aggregate purchase price of $500,000. Subject to certain restrictions, the warrants may be exercised until December 15, 2009 (extended from the previous date of March 15, 2009) at

                                       -4-
an exercise price of $0.25 per share. Proceeds of the private placement were allocated $67,875 to common stock warrants and $432,125 to common stock and paid-in capital. These funds were used for general corporate purposes and to pay the Company's share of the costs associated with its then 10% interest in the Gabbs Valley Oil Prospect in Nevada. By subsequent agreement with Cortez Exploration, LLC (formerly O. F. Duffield) dated May 8, 2006, Empire acquired an additional 30% interest by agreeing to pay $675,000 in land and related costs to Cortez and 45% of the drilling and completion costs on a test well to be known as the Empire Cobble Cuesta 1-12-12-34E, Nye County, Nevada. When combined with the original 10% working interest in the well and lease block which was expanded to 75,201 gross acres by the acquisition of an additional 30,917 acres from the U. S. Department of the Interior on June 14, 2006, the Company's working interest increased to 40%, after paying 55% of the drilling and completion costs of the Empire Cobble Cuesta 1-12-12N-34E test well. To fund this increased interest, the Company initiated a private placement of common stock along with warrants to purchase common stock in June 2006. In connection with this private placement, the Company issued 7,250,000 shares of common stock and warrants to purchase 1,812,500 shares of its common stock at an exercise price of $0.50 per share for an aggregate purchase price of $1,450,000. In April 2007, the Company raised $1,000,000 through a private placement of 5,000,000 shares of its common stock along with warrants to purchase 1,250,000 shares of its common stock which have an exercise price of $0.50 per share which expires December 15, 2009. On August 2, 2007, the Company acquired an additional 17% interest, which increased its interest in the Gabbs Valley Prospect and leases to 57% (See Note 3). The Company acquired an additional 9,943.91 acres of leases at a September 2008 lease sale bringing the total acreage in which it has a 57% interest to 85,145 acres. The Company was encouraged by the data it acquired in connection with the drilling, logging and testing of the well. Such data, additional studies of such data, the assistance of geological and engineering consultants and an Advanced Geochemical Imaging Survey conducted in December 2008 led the Company to determine that further drilling is warranted.

As of June 30, 2009, the Company had $155,707 of cash on hand. In order to sustain the Company's operations on a long-term basis, the Company continues to look for merger opportunities and consider public or private financings. The Company anticipates that it has the funds necessary to continue its operations through the next twelve months.

Compensation of Officers and Employees

The Company's only executive officer serves without pay or other compensation. The fair value of these services is estimated by management and is recognized as a capital contribution. For the six months ended June 30, 2009, the Company recorded $25,000 as a capital contribution by its executive officer.

Fair Value Measurements

Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS 157") defines fair value, establishes a consistent framework for measuring fair value and establishes a fair value hierarchy based on the observability of inputs used to measure fair value. The Company's primary marketable asset is cash, and it owns no marketable securities.

2.    PROPERTY AND EQUIPMENT:

CHEYENNE RIVER PROSPECT

The Company owned a working interest in approximately 20,764 acres of oil

                                       -5-
and gas leases located in Niobrara County, Wyoming (the "Cheyenne River Prospect"). The Company originally acquired leases on this prospect in 1998 and during the period from the original acquisition to 2008, it has caused a seismic program and the drilling of two wells which resulted in small oil producers. In 2005, the Company recorded an impairment charge of $188,507 on its investment in the Cheyenne River Prospect as a result of a third party earning an interest by conducting a seismic survey and drilling the Hooligan Draw well.

On April 4, 2008 the Company sold a portion of its ORR interest on the Cheyenne River Prospect. The Company's portion of the proceeds were $16,500.

The Company accepted a cash offer for all of its interest in this prospect and the sale was completed in April 2009. The Company received approximately $170,000 for its interest in the oil wells and leases. The Company's book value of its Cheyenne River interests was $81,817.

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

During September 2005, surveyors laid out a 19.5 mile seismic program on the Gabbs Valley Prospect, and a seismic survey was commenced in October 2005. Field work was carried out and final interpretation of the data was completed in November 2005. Based on the results of the seismic survey, the Company increased its working interest in the prospect to 40% (See Note 1) and contracted a drilling rig which commenced drilling the Empire Cobble Cuesta 1-12-12N-34E, Nye County, Nevada on September 14, 2006. Drilling operations were suspended on October 23, 2006 in order to give the Company time to evaluate the drilling results. The total gross acres in this prospect was increased to 75,201 acres by the acquisition of 30,917 acres from the U. S. Department of the Interior on June 14, 2006. Additional leases of 9,943.91 acres were acquired from the BLM at a September 2008 lease sale bringing the lease total to 85,145 acres.

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


                                      -6-
On May 1, 2007, the Company announced it had re-entered and completed testing on the Empire Cobble Cuesta 1-12-12N-34E, Nye County, Nevada well. As no hydrocarbons were recovered, the Company has taken steps to partially plug and abandon the well. The Company and its consultants have analyzed the data obtained from the Cobble Cuesta 1-12 and have concluded another well should be drilled on the prospect.

The Company is attempting to raise the necessary funds to pay its 57% share of a new well's cost which likely would be located in close proximity to the 1-12 well. Subject to appropriate documentation being executed, an industry partner has committed to a 25% participating interest which is to be earned by taking a farmin from the Company's 43% partners. The Company is hopeful additional funds will be raised and a new test well commenced by late September or early October 2009.

3.  EQUITY

On February 19, 2008, the Company's Board of Directors approved the conversion to stock for the Company's liability to its Chief Executive Officer, A. E. Whitehead. The liability of $274,682 was converted to 2,112,938 shares of common stock at a price of $0.13 per share.

On February 19, 2008, the Company's Board of Directors approved granting options to purchase 350,000 shares of the Company's common stock to its directors and its employee at $0.13 per share. The options immediately vested and expire after ten years. The Company recorded an expense of $41,124 for the fair market value of the options. Fair values were estimated at the date of grant of the options, using the Black-Scholes Option Valuation Model with the following weighted average assumptions: risk free interest rate of 3.76%, volatility factor of the expected market price of the Company's common stock of 147%, no dividend yield, and a weighted average expected life of the options of 5 years. For the purpose of determining the expected life of the options, the Company utilizes the Simplified Method as defined in Staff Accounting Bulletin No. 107 issued by the Securities and Exchange Commission.

Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses. As a result, if there is a loss from continuing operations, Diluted EPS is computed in the same manner as Basic EPS. At June 30, 2009, the Company had 1,070,000 and 4,312,500 options and warrants outstanding, respectively, that were not included in the calculation of earnings per share for the periods then ended. Such financial instruments may become dilutive and would then need to be included in future calculations of diluted EPS. At June 30, 2009, the outstanding options and warrants were considered antidilutive since the strike prices were below market price and since the Company has incurred losses year to date.

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


                                       -7-
4.   SUBSEQUENT EVENTS

On August 4, 2009, the Company purchased, for $25,000 and payment of lease rentals of $4,680,a six month option to purchase 2,630 net acres of oil and gas leases known as the South Okie Prospect in Natrona County, Wyoming. The Tensleep Sand at depths from 3,300 feet to 4,500 feet is the primary target. The Tensleep is an excellent oil reservoir with the potential of 700 barrels of oil per acre foot recovery. The Company plans to supplement current studies of the prospect with a seismograph evaluation to verify the potential of the prospect. The option allows the Company to purchase the leasehold interests for $35,000.

The Company has evaluated events subsequent to the balance sheet date (June 30, 2009) through August 13, 2009, the date financial statements were issued.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

GENERAL TO ALL PERIODS

The Company's primary business is the exploration and development of oil and gas interests. The Company has incurred significant losses from operations, and there is no assurance that it will achieve profitability or obtain funds necessary to finance its operations. Sales revenue was attributable to the production of oil from the Company's Timber Draw #1-AH and the Hooligan
Draw #1-AH wells located in the Eastern Powder River Basin in the State of Wyoming, otherwise known as the Cheyenne River Prospect, however, these Properties have been sold for approximately $170,000. For all periods presented, the Company's effective tax rate is 0%. The Company has generated net operating losses since inception, which would normally reflect a tax benefit in the statement of operations and a deferred asset on the balance sheet. However, because of the current uncertainty as to the Company's ability to achieve profitability, a valuation reserve has been established that offsets the amount of any tax benefit available for each period presented in the statements of operations.

THREE MONTH PERIOD ENDED JUNE 30, 2009, COMPARED TO THREE MONTH PERIOD ENDED JUNE 30, 2008.

For the three months ended June 30, 2009, sales revenue decreased $4,351 to $5,292 compared to $9,643 for the same period during 2008. The decrease in sales revenue was the result of lower production and sale prices from the Timber Draw #1-AH and the Hooligan Draw #1-AH wells, which have been sold.

Production and operating expenses decreased $53,714 to $25,001 for the three months ended June 30, 2009, from $78,715 for the same period in 2008. The decrease was primarily due to re-entry costs associated with the Gaskill well in 2008, which did not recur in 2009.

General and administrative expenses decreased by $20,387 to $65,175 for the three months ended June 30, 2009, from $85,562 for the same period in 2008. The decrease was primarily due to lower expenses associated with administration of leases in 2009.

Gain on sale of the Cheyenne River Prospect increased $102,708 to $102,708 for the three months ended June 30, 2009 compared to $0 for the same period in 2008. The increase was due to the Sale of the Cheyenne River Prospect in 2009.
                                       -8-
SIX MONTH PERIOD ENDED JUNE 30, 2009, COMPARED TO SIX MONTH PERIOD
ENDED JUNE 30, 2008.

For the six months ended June 30, 2009, sales revenue increased $151 to $9,794 compared to $9,643 for the same period during 2008. As of June 30, 2009 the Timber Draw #1-AH and the Hooligan Draw #1-AH wells have been sold.

Production and operating expenses decreased $54,662 to $41,387 for the six months ended June 30, 2009, from $96,049 for the same period in 2008. The decrease was primarily due to re-entry costs associated with the Gaskill well in 2008, which did not recur in 2009.

General and administrative expenses decreased by $65,535 to $118,597 for the six months ended June 30, 2009, from $184,132 for the same period in 2008. The decrease was primarily due to lower expenses associated with administration of leases in 2009 and stock options which were issued in 2008.

Gain on sale of the Cheyenne River Prospect increased $102,708 to $102,708 for the six months ended June 30, 2009 compared to $0 for the same period in 2008. The increase was due to the Sale of the Cheyenne River Prospect in 2009.

Recently issued Accounting Standards

In May 2009, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 165, Subsequent Events, which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events. SFAS No. 165 is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted the new disclosure requirements in its June 30, 2009 consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. The purpose of this standard is to provide a consistent framework for determining what accounting principles should be used when preparing United States generally accepted accounting principles financial statements. SFAS No. 162 categorizes accounting pronouncements in a descending order of authority. In the instance of potentially conflicting accounting principles, the standard in the highest category must be used. SFAS No. 162 became effective 60 days after the SEC approved the Public Company Accounting and Oversight Board's related amendments on September 16, 2008. The adoption of this standard did not have a material impact on the Company's financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment to FASB Statement No. 133", which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments and related hedged items on our financial position, financial performance, and cash flows. This statement became effective for the Company on January 1, 2009. The adoption of this standard did not have a material impact on the Company's financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a consistent framework for measuring fair value, expands disclosures about fair value measurements and establishes a fair value hierarchy based on the observability of inputs used to measure fair value. SFAS No. 157 does not require any new fair value measurements. This
                                       -9-
statement became effective for the Company on October 1, 2008. The adoption of this standard did not have a material impact on the Company's financial statements.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

As of June 30, 2009, the Company had $155,707 of cash on hand.  The
Company believes that its cash on hand will allow it to finance its operations for the next twelve months. In order to sustain the Company's operations on a long-term basis, the Company intends to continue to look for merger opportunities and consider public or private financings. The Company does not plan to undertake further exploration of the Gabbs Valley Prospect without an industry partner or additional equity placement.

OUTLOOK

As stated elsewhere in this Form 10-Q, on May 1, 2007, after further testing of the Company's only well in the Gabbs Valley Prospect, the Company decided to partially plug and abandon the well since no hydrocarbons were recovered. However, the Company was encouraged by the data it acquired in connection with the drilling, logging and testing of the well. Such data, additional studies of such data, the assistance of geological and engineering consultants and an Advanced Geochemical Imaging Survey conducted in December 2008 led the Company to determine that further drilling is warranted. It is possible that excessive mud exposure in the hole for over five months seriously impeded the process of recovering hydrocarbons. It was determined that a new test well should be drilled using a different method of drilling. The Company is attempting to secure the necessary funds to pay its 57% interest in a new test well which will be located in close proximity to the Cobble Cuesta 1-12.

ADVANCES FROM RELATED PARTY

Through March 31, 2005, the Company financed its operations primarily through advances made to the Company by the Albert E. Whitehead Living Trust, of which the Company's Chairman of the Board and Chief Executive Officer, Mr. Whitehead, is the trustee. At the end of 2007, the Company was indebted to the Albert E. Whitehead Living Trust in the amount of $274,682. This loan was converted, on February 19, 2008, into 2,112,938 shares of the Company's common stock at $0.13 per share.

MATERIAL RISKS

The Company has incurred significant losses from operations and there is no assurance that it will achieve profitability or obtain funds necessary to finance continued operations. For other material risks, see the Company's form 10-K for the period ended December 31, 2008, which was filed March 31, 2009.

FORWARD-LOOKING INFORMATION

This quarterly report on Form 10-Q, including this section, includes certain statements that may be deemed "forward-looking statements" within the meaning of federal securities laws. All statements, other than statements of historical facts, that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including future sources of financing and other possible business developments, are forward-looking statements. Such statements are subject
                                         -10-
to a number of assumptions, risks and uncertainties and could be affected by a number of different factors, including the Company's failure to secure short and long-term financing necessary to sustain and grow its operations, increased competition, changes in the markets in which the Company participates and the technology utilized by the Company and new legislation regarding environmental matters. These risks and other risks that could affect the Company's business are more fully described in reports it files with the Securities and Exchange Commission, including its Form 10-K for the fiscal year ended December 31, 2008. Actual results may vary materially from the forward-looking statements.

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

                                        EMPIRE PETROLEUM CORPORATION

Date:  August 13, 2009                  By: /s/ Albert E. Whitehead
                                                ___________________
                                                Albert E. Whitehead
                                                Chairman, Chief Executive
                                                  Officer and Principal
                                                  Financial Officer
                                      -11-
                                    EXHIBIT INDEX

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

    c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
                                       -12-
    d. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

August 13, 2009                        /s/ Albert E. Whitehead
                                       Albert E. Whitehead,
                                       Chief Executive Officer and
                                         Principal Financial Officer

EXHIBIT 32

                        CERTIFICATION PURSUANT TO
                         18 U.S.C. SECTION 1350,
                         AS ADOPTED PURSUANT TO
              SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Empire Petroleum Corporation (the "Company") on Form 10-Q for the period ending June 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Albert E. Whitehead, Chief Executive Officer (and principal financial officer) of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

August 13, 2009                             /s/ Albert E. Whitehead
                                            Albert E. Whitehead
                                            Chief Executive Officer and
                                               Principal Financial Officer







                                     -13-