Form 10-Q
period 2009-09-30
EMPIRE PETROLEUM CORP
filed 2009-11-16
CIK 887396

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                                Form 10-Q


(Mark One)

[X] Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities
    Exchange Act of 1934

             For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter)during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
           [ ]  Yes        [ ]  No

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

                     [ ]  Yes            [ ]  No

The number of shares of the registrant's common stock, $0.001 par value, outstanding as of September 30, 2009 was 57,193,128.








































                      EMPIRE PETROLEUM CORPORATION

                          INDEX TO FORM 10-Q

Part I. FINANCIAL INFORMATION                                        Page

Item 1. Financial Statements

Balance Sheets at September 30, 2009 (Unaudited) and
     December 31, 2008                                                   1

Statements of Operations - Three months and nine months
     ended September 30, 2009 and 2008 (Unaudited)                       2

Statements of Cash Flows - Nine months ended
     September 30, 2009 and 2008 (Unaudited)                             3

Notes to Financial Statements                                         4-10

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                    10-15

Item 4. Controls and Procedures                                         15

Part II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds     15

Item 6. Exhibits                                                        16

Signatures                                                              16


















PART I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

                      EMPIRE PETROLEUM CORPORATION

                             BALANCE SHEETS

                                     September 30,       December 31,
                                             2009               2008
                                       (Unaudited)
ASSETS                               ____________       ____________
Current assets:
  Cash                                $   617,580       $    124,122
  Accounts receivable
   (net of allowance of $3,750
    at September 30, 2009 and
    December 31, 2008)                     39,650             12,158
  Prepaid expenses                              0              9,075
		                          ___________       ____________
Total current assets                      657,230            145,355

Property & equipment, net of accumulated
  depreciation and depletion              920,215            969,842
                                      ___________       ____________
Total Assets             	       $  1,577,445       $  1,115,197
                                      ___________       ____________
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Account payable and accrued
    liabilities                      $     7,521        $     19,392
                                     ___________         ___________
Total current liabilities                  7,521              19,392

Long-term liabilities:
  Asset retirement obligation             34,200              52,200
                                     ___________        ____________
Total liabilities                         41,721              71,592
                                     ___________        ____________
Stockholders' equity:
  Common stock - $.001 par value,
    authorized 100,000,000 shares,
    issued and outstanding, 65,764,560
    shares at September 30, 2009,
    57,193,128 shares at
    December 31, 2008                    57,279               57,193
  Additional paid in capital         12,539,136           11,901,722
  Accumulated deficit               (11,060,691)         (10,915,310)
                                    ___________          ___________
Total stockholders' equity            1,535,724            1,043,605
                                    ___________          ___________

Total liabilities and stockholders'
  equity                            $ 1,577,445         $  1,115,197
                                    ___________         ____________

             See accompanying notes to financial statements.
                                     -1-
                         EMPIRE PETROLEUM CORPORATION

                           STATEMENTS OF OPERATIONS

                                 (UNAUDITED)


                              Three Months Ended           Nine Months Ended

                                 September 30,                September 30,
                         ____________________________  ________________________

                                  2009           2008          2009        2008
                         _____________  _____________  ____________  __________
Revenue:
  Petroleum sales        $           0  $       5,350  $      9,794  $   14,993
                         _____________  _____________  ____________  __________
                                     0          5,350         9,794      14,993
                         _____________  _____________  ____________  __________

Costs and expenses:
  Production & operating        57,008        50,249        98,395      146,298
  General & administrative      41,153        45,397       159,750      229,529
                          ____________  _____________  ____________  __________
                                98,161        95,646       258,145      375,827
                          ____________  _____________  ____________  __________
  Operating loss               (98,161)     ( 90,296)     (248,351)    (360,834)
                          ____________  _____________  ____________  __________
Other income:
  Gain on sale of Cheyenne
    River Prospect                   0              0      102,708            0
  Miscellaneous income               0          4,409            0        4,409
  Interest income                  262              0          262            0
                          ____________  _____________  ____________  __________

Total other income                 262          4,409       102,970       4,409
                          ____________  _____________  ____________  __________

Net loss                  $    (97,899) $    ( 85,887) $   (145,381)$ (356,425)
                          ____________  _____________  ____________  __________

Net loss per common
  share, basic and
  diluted                 $       (.00)  $       (.00) $       (.00) $    (.01)
                          ____________  _____________  ____________  __________
Weighted average number of
  common shares outstanding,
  basic and diluted         57,193,128     57,193,128    57,193,128  56,813,883
                          ____________  _____________  ____________ ___________




                See accompanying notes to financial statements.


                                       -2-
                      EMPIRE PETROLEUM CORPORATION

                        STATEMENTS OF CASH FLOWS

                              (UNAUDITED)

                                                 Nine Months Ended

                                           September 30, September 30,
                                                   2009          2008
                                              _________    __________
Cash flows from operating activities:
  Net loss                                  $  (145,381)  $  (356,425)

Adjustments to reconcile net loss
  to net cash used in operating activities:

  Value of services contributed by employee      37,500        37,500
  Stock option plan expense                           0        41,124
  Gain on sale of Cheyenne River Prospect      (102,708)            0

(Increase) decrease in assets:
  Accounts receivable                           (27,492)       90,757
  Prepaid expenses                                9,075        11,058

Increase (decrease) in liabilities:
  Accounts payable and accrued liabilities      (11,871)      (23,447)
                                               ________      ________
Net cash used in
  operating activities                         (240,877)    (199,433)
                                               ________      ________
Cash flows from investing activities:

  Acquisition of lease acres                   (  7,190)     ( 13,025)
  Purchase of option on South Okie Prospect    ( 25,000)            0
  Sale of Cheyenne River interests              166,525             0
  Sale of royalty interest                            0        16,500
                                               ________    __________
Net cash provided by
  investing activities                          134,335         3,475
                                               ________    __________
Cash flows from financing activities:
   Proceeds from private equity placement       600,000             0
                                                ________    __________
Net increase (decrease) in cash                 493,458      (195,958)

Cash - Beginning                                124,122       384,630
                                               ________    __________
Cash - Ending                                  $617,580    $  188,672
                                               ________    __________

Conversion of debt to common stock                    0       274,682
                                               ________    __________


                See accompanying notes to financial statements.
                                     -3-
                        EMPIRE PETROLEUM CORPORATION

                       NOTES TO FINANCIAL STATEMENTS

                            September 30, 2009

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

In 2003, the Company engaged a partner to explore its Cheyenne River Prospect, Wyoming, and signed an agreement to acquire a 10% interest in a block of acreage in the Gabbs Valley Prospect of western Nevada. The Cheyenne River prospect which included oil wells and leasehold interests was sold during the prior reporting period. In June 2005, the Company completed a private

                                       -4-
placement of 5,000,000 shares of its common stock along with warrants to purchase 1,250,000 shares of its common stock for an aggregate purchase price of $500,000. Subject to certain restrictions, the warrants may be exercised until March 15, 2010 (extended from the previous date of December 15, 2009) at an exercise price of $0.25 per share. Proceeds of the private placement were allocated $67,875 to common stock warrants and $432,125 to common stock and paid-in capital. These funds were used for general corporate purposes and to pay the Company's share of the costs associated with its then 10% interest in the Gabbs Valley Oil Prospect in Nevada. By subsequent agreement with Cortez Exploration, LLC (formerly O. F. Duffield) dated May 8, 2006, Empire acquired an additional 30% interest by agreeing to pay $675,000 in land and related costs to Cortez and 45% of the drilling and completion costs on a test well to be known as the Empire Cobble Cuesta 1-12-12-34E, Nye County, Nevada. When combined with the original 10% working interest in the well and lease block which was expanded to 75,201 gross acres by the acquisition of an additional 30,917 acres from the U. S. Department of the Interior on June 14, 2006, the Company's working interest increased to 40%, after paying 55% of the drilling and completion costs of the Empire Cobble Cuesta 1-12-12N-34E test well. To fund this increased interest, the Company initiated a private placement of common stock along with warrants to purchase common stock in June 2006. In connection with this private placement, the Company issued 7,250,000 shares of common stock and warrants to purchase 1,812,500 shares of its common stock at an exercise price of $0.50 per share for an aggregate purchase price of $1,450,000. In April 2007, the Company raised $1,000,000 through a private placement of 5,000,000 shares of its common stock along with warrants to purchase 1,250,000 shares of its common stock which have an exercise price of $0.50 per share which expires March 15, 2010. On August 2, 2007, the
Company acquired an additional 17% interest, which increased its interest in the Gabbs Valley Prospect and leases to 57% (See Note 3). The Company acquired an additional 9,943.91 acres of leases at a September 2008 lease sale and 7,680 acres at a September 2009 lease sale bringing the total acreage in which it has a 57% interest to 92,825 acres. The Company was encouraged by the data it acquired in connection with the drilling, logging and testing of the well. Such data, additional studies of such data, the assistance of geological and engineering consultants and an Advanced Geochemical Imaging Survey conducted in December 2008 led the Company to determine that further drilling is warranted.

As of September 30, 2009, the Company had $617,580 of cash on hand. In order to sustain the Company's operations on a long-term basis, the Company continues to look for merger opportunities and consider public or private financings. The Company anticipates that it has the funds necessary to continue its operations through the next twelve months.

Compensation of Officers and Employees

The Company's only executive officer serves without pay or other compensation. The fair value of these services is estimated by management and is recognized as a capital contribution. For the nine months ended September 30, 2009, the Company recorded $37,500 as a capital contribution by its executive officer.

Fair Value Measurements

The Financial Accounting Standards Board (FASB) fair value measurement Standards defines fair value, establishes a consistent framework for

                                       -5-
measuring fair value and establishes a fair value hierarchy based on the observability of inputs used to measure fair value. The Company's primary marketable asset is cash, and it owns no marketable securities.

2.    PROPERTY AND EQUIPMENT:

CHEYENNE RIVER PROSPECT

The Company owned a working interest in approximately 20,764 acres of oil and gas leases located in Niobrara County, Wyoming (the "Cheyenne River Prospect"). The Company originally acquired leases on this prospect in 1998 and during the period from the original acquisition to 2008, it has caused a seismic program and the drilling of two wells which resulted in small oil producers. In 2005, the Company recorded an impairment charge of $188,507 on its investment in the Cheyenne River Prospect as a result of a third party earning an interest by conducting a seismic survey and drilling the Hooligan Draw well.

On April 4, 2008 the Company sold a portion of its ORR interest in the Cheyenne River Prospect. The Company's portion of the proceeds were $16,500.

The Company accepted a cash offer for all of its remaining interest in this prospect and the sale was completed in April 2009. The Company received approximately $170,000 for its interest in the oil wells and leases. The Company's book value of its Cheyenne River interests was $81,817.

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

During September 2005, surveyors laid out a 19.5 mile seismic program on the Gabbs Valley Prospect, and a seismic survey was commenced in October 2005. Field work was carried out and final interpretation of the data was completed in November 2005. Based on the results of the seismic survey, the Company increased its working interest in the prospect to 40% (See Note 1) and contracted a drilling rig which commenced drilling the Empire Cobble Cuesta 1-12-12N-34E, Nye County, Nevada on September 14, 2006. Drilling operations were suspended on October 23, 2006 in order to give the Company time to evaluate the drilling results. The total gross acres in this prospect were increased to 75,201 acres by the acquisition of 30,917 acres from the U.S. Department of the Interior on June 14, 2006. Additional leases of 9,943.91 acres were acquired from the BLM at a September 2008 lease sale and 7,680 acres at a September 2009 lease sale bringing the lease total to 92,825 acres.

Coastal Energy Company Nevada (CECN)(formerly PetroWorld Nevada Corp.) was a

                                      -6-
participant in the Gabbs Valley Prospect with a seismic option under which it elected to drill a well and earn a 30% interest from Cortez Exploration, Inc. At such time, the Company's Chief Executive Officer was a member of the Board of Directors of both CECN and its parent company Coastal Energy Company (formerly PetroWorld Corporation) and he currently owns less than 1.00% of the parent company (CEN), which is traded on the AIM Exchange in London and the Toronto Venture Exchange in Toronto. The Coastal interest was acquired on August 2, 2007 by Empire (17%) and Cortez (13%), resulting in Empire's interest being increased to 57%. To acquire the interest, Empire and Cortez agreed to pay Coastal's share of the remaining costs related to abandonment of the Cobble Cuesta test well. Empire's share of these costs is estimated to be approximately $34,200. Mr. Whitehead retired from his position as Chairman/Director of Coastal Energy Company on February 6, 2008.

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

The Company is attempting to raise the necessary funds to pay its 57% share of a new well's cost which likely would be located in close proximity to the Cobble Cuesta 1-12 well. Subject to appropriate documentation being executed, an industry partner has committed to a 25% participating interest which is to be earned by taking a farmin from the Company's 43% partners. The Company has raised $600,000 as of September 30, 2009 and will continue its efforts to raise a total of $1,500,000.

SOUTH OKIE PROSPECT

On August 4, 2009, the Company purchased, for $25,000 and payment of lease rentals of $4,680,a six month option to purchase 2,630 net acres of oil and gas leases known as the South Okie Prospect in Natrona County, Wyoming. The Tensleep Sand at depths from 3,300 feet to 4,500 feet is the primary target. The Tensleep is an excellent oil reservoir with the potential of 700 barrels of oil per acre foot recovery. The Company plans to supplement current studies of the prospect with a seismograph evaluation to verify the potential of the prospect. As of September 30, 2009, the Company had acquired 11 miles of seismic and expected studies of this data to be completed in approximately 45 days. The option allows the Company to purchase the leasehold interests for $35,000.

3.  EQUITY

On February 19, 2008, the Company's Board of Directors approved the conversion to stock for the Company's liability to its Chief Executive Officer, A. E. Whitehead. The liability of $274,682 was converted to 2,112,938 shares of common stock at a price of $0.13 per share.

On February 19, 2008, the Company's Board of Directors approved granting options to purchase 350,000 shares of the Company's common stock to its directors and its employee at $0.13 per share. The options immediately vested and expire after ten years. The Company recorded an expense of $41,124 for the fair market value of the options. Fair values were estimated

                                       -7-
at the date of grant of the options, using the Black-Scholes Option Valuation Model with the following weighted average assumptions: risk free interest rate of 3.76%, volatility factor of the expected market price of the Company's common stock of 147%, no dividend yield, and a weighted average expected life of the options of 5 years. For the purpose of determining the expected life of the options, the Company utilizes the Simplified Method as defined in Staff Accounting Bulletin No. 107 issued by the Securities and Exchange Commission.

Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses. As a result, if there is a loss from continuing operations, Diluted EPS is computed in the same manner as Basic EPS. At September 30, 2009, the Company had 1,070,000 and 4,312,500 options and warrants outstanding, respectively, that were not included in the calculation of earnings per share for the periods then ended. Such financial instruments may become dilutive and would then need to be included in future calculations of diluted EPS. At September 30, 2009, the outstanding options and warrants were considered anti-dilutive since the strike prices were below the market price and since the Company has incurred losses year to date.

On September 25, 2009 the Company extended all of its outstanding warrants to March 15, 2010. Fair values of the extended warrants were estimated at the date of extension using the Black-Scholes Option Valuation Model with the following weighted average assumptions: risk free interest rate of ..20%, volatility factor of the expected market price of the Company's common stock of 210%, no dividend yield, and a weighted average expected life of the warrants of 9 months. As a result of the extension, the outstanding warrants were revalued at $36,119, which had no income statement effect.

At September 30, 2009 the Company had received stock subscriptions of $600,000 as a part of its private placement offering. The subscribers will receive 8,571,432 shares of stock valued at $.07 per share. The certificated shares were issued on October 1, 2009. Proceeds will be utilized for the Company's share of costs to drill a new well on the Gabbs Valley Prospect (See Note 2).

4.   SUBSEQUENT EVENTS

On October 1, 2009 the Company issued 8,571,432 shares of its common stock which had been subscribed at September 30, 2009 (See Note 3).

After September 30, 2009 the Company has received additional common stock subscriptions of $330,216 for which the subscribers will receive common stock valued at $0.07 per share. The stock subscriptions are part of the Company's efforts to raise capital (See Note 2).

The Company has evaluated events subsequent to September 30, 2009, the balance sheet date, through November 16, 2009, the date financial statements were issued.

5.   RECENTLY ISSUED ACCOUNTING STANDARDS

Subsequent Events - In May 2009, the FASB issued new standards which establish

                                       -8-
the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. In particular, the new standards set forth:

     * the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements
       (through the date that the financial statements are issued or are available to be issued);

     * the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and

     * the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

We adopted the new standards as of June 30, 2009. We have evaluated subsequent events after the balance sheet date of September 30, 2009 through the time of filing with the Securities and Exchange Commission (SEC). See Note 4 - Subsequent Events.

Fair Value Measurements - The FASB's fair value measurement standards establish a single authoritative definition of fair value based upon the assumptions market participants would use when pricing an asset or liability and create a fair value hierarchy that prioritizes the information used to develop those assumptions. The standards require additional disclosures, including disclosures of fair value measurements by level within the fair value hierarchy. As of January 1, 2008, we adopted the new standards as they related to our financial assets and liabilities. As of January 1, 2009, we adopted the new standards as they related to our nonfinancial assets and liabilities, including nonfinancial assets and liabilities measured at fair value in impaired property, plant and equipment and initial recognition of asset retirement obligations. Adoption did not have a significant impact on our consolidated financial statements.

Accounting Standards Codification - In June 2009, the FASB established the FASB Accounting Standards Codification (Codification), which officially commenced on July 1, 2009, to become the source of authoritative US GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative US GAAP for SEC registrants. Generally, the Codification is not expected to change US GAAP. All other accounting literature excluded from the Codification will be considered nonauthoritative. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted the new standards for our quarter ending September 30, 2009. All references to authoritative accounting literature are now referenced in accordance with the Codification.

Recent SEC Rule-Making Activity - In December 2008, the SEC announced that it had approved revisions designed to modernize the oil and gas company reserve reporting requirements. The most significant amendments to the requirements include the following:



                                       -9-
     * Commodity Prices - Economic producibility of reserves and discounted cash flows will be based on a 12-month average commodity price unless contractual arrangements designate the price to be used.

     * Disclosure of Unproved Reserves - Probable and possible reserves may be disclosed separately on a voluntary basis.

     * Proved Undeveloped Reserve Guidelines - Reserves may be classified as proved undeveloped if there is a high degree of confidence that the quantities will be recovered.

     * Reserve Estimation Using New Technologies - Reserves may be estimated through the use of reliable technology in addition to flow tests and production history.

     * Reserve Personnel and Estimation Process - Additional disclosure is required regarding the qualifications of the chief technical person who oversees our reserves estimation process. We will also be required to provide a general discussion of our internal controls used to assure the objectivity of the reserves estimate.

     * Disclosure by Geographic Area - Reserves in foreign countries or continents must be presented separately if they represent more than 15% of our total oil and gas proved reserves.

     * Non-Traditional Resources - The definition of oil and gas producing activities will expand and focus on the marketable product rather than the method of extraction.

The rules are effective for fiscal years ending on or after December 31, 2009, and early adoption is not permitted.

The SEC is coordinating with the FASB to obtain the revisions necessary to US GAAP concerning financial accounting and reporting by oil and gas producing companies and disclosures about oil and gas producing activities to provide consistency with the new rules. During September 2009, the FASB issued an exposure draft of a proposed Accounting Standards Update, "Oil and Gas Reserves Estimation and Disclosures". The proposed Update would amend existing standards to align the reserves calculation and disclosure requirements under US GAAP with the requirements in the SEC rules. As proposed, the Update would be effective for annual reporting periods ending on or after December 31, 2009, and would be applied prospectively as a change in estimate.

We are currently evaluating the new SEC rules and proposed FASB Accounting Standards Update and assessing the impact they will have on our reported oil and gas reserves. Since the Company does not presently have any reserves, the new rules would only affect the Company at such time as it has reserves.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

GENERAL TO ALL PERIODS


                                       -10-
The Company's primary business is the exploration and development of oil and gas interests. The Company has incurred significant losses from operations, and there is no assurance that it will achieve profitability or obtain the funds necessary to finance its operations. Sales revenue was attributable to the production of oil from the Company's Timber Draw #1-AH and the Hooligan Draw #1-AH wells located in the Eastern Powder River Basin in the State of Wyoming, otherwise known as the Cheyenne River Prospect. However, these Properties have been sold for approximately $170,000. For all periods presented, the Company's effective tax rate is 0%. The Company has generated net operating losses since inception, which would normally reflect a tax benefit in the statement of operations and a deferred asset on the balance sheet. However, because of the current uncertainty as to the Company's ability to achieve profitability, a valuation reserve has been established that offsets the amount of any tax benefit available for each period presented in the statements of operations.

THREE MONTH PERIOD ENDED SEPTEMBER 30, 2009, COMPARED TO THREE MONTH PERIOD ENDED SEPTEMBER 30, 2008.

For the three months ended September 30, 2009, sales revenue decreased $5,350 to $0 compared to $5,350 for the same period during 2008. The decrease in sales revenue was the result of the Timber Draw #1-AH and the Hooligan Draw #1-AH wells being sold.

Production and operating expenses increased $6,759 to $57,008 for the three months ended September 30, 2009, from $50,249 for the same period in 2008. The increase was primarily due to purchase of seismic analysis of the South Okie Prospect in 2009.

General and administrative expenses decreased by $4,244 to $41,153 for the three months ended September 30, 2009, from $45,397 for the same period in 2008. The decrease was primarily due to lower insurance and office costs in 2009.

NINE MONTH PERIOD ENDED SEPTEMBER 30, 2009, COMPARED TO NINE MONTH PERIOD ENDED SEPTEMBER 30, 2008.

For the nine months ended September 30, 2009, sales revenue decreased $5,199 to $9,794 compared to $14,993 for the same period during 2008. As of June 30, 2009 the Timber Draw #1-AH and the Hooligan Draw #1-AH wells were sold.

Production and operating expenses decreased $47,903 to $98,395 for the nine months ended September 30, 2009, from $146,298 for the same period in 2008. The decrease was primarily due to re-entry costs associated with the Gaskill well in 2008, which did not recur in 2009.

General and administrative expenses decreased by $69,779 to $159,750 for the nine months ended September 30, 2009, from $229,529 for the same period in 2008. The decrease was primarily due to lower expenses associated with administration of leases in 2009 and stock options which were issued in 2008.

The Company recognized a gain on sale of the Cheyenne River Prospect of $102,708 for the nine months ended September 30, 2009. No comparable sale was made for the same period in 2008.

RECENTLY ISSUED ACCOUNTING STANDARDS
                                       -11-
Subsequent Events - In May 2009, the FASB issued new standards which establish the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. In particular, the new standards set forth:

     * the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements
       (through the date that the financial statements are issued or are available to be issued);

     * the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and

     * the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

We adopted the new standards as of June 30, 2009. We have evaluated subsequent events after the balance sheet date of September 30, 2009 through the time of filing with the Securities and Exchange Commission (SEC). See Note 4 - Subsequent Events.

Fair Value Measurements - The FASB's fair value measurement standards establish a single authoritative definition of fair value based upon the assumptions market participants would use when pricing an asset or liability and create a fair value hierarchy that prioritizes the information used to develop those assumptions. The standards require additional disclosures, including disclosures of fair value measurements by level within the fair value hierarchy. As of January 1, 2008, we adopted the new standards as they related to our financial assets and liabilities. As of January 1, 2009, we adopted the new standards as they related to our nonfinancial assets and liabilities, including nonfinancial assets and liabilities measured at fair value in impaired property, plant and equipment and initial recognition of asset retirement obligations. Adoption did not have a significant impact on our consolidated financial statements.

Accounting Standards Codification - In June 2009, the FASB established the FASB Accounting Standards Codification (Codification), which officially commenced on July 1, 2009, to become the source of authoritative US GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative US GAAP for SEC registrants. Generally, the Codification is not expected to change US GAAP. All other accounting literature excluded from the Codification will be considered nonauthoritative. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted the new standards for our quarter ending September 30, 2009. All references to authoritative accounting literature are now referenced in accordance with the Codification.

Recent SEC Rule-Making Activity - In December 2008, the SEC announced that it had approved revisions designed to modernize the oil and gas company reserve reporting requirements. The most significant amendments to the requirements include the following:


                                       -12-
     * Commodity Prices - Economic producibility of reserves and discounted cash flows will be based on a 12-month average commodity price unless contractual arrangements designate the price to be used.

     * Disclosure of Unproved Reserves - Probable and possible reserves may be disclosed separately on a voluntary basis.

     * Proved Undeveloped Reserve Guidelines - Reserves may be classified as proved undeveloped if there is a high degree of confidence that the quantities will be recovered.

     * Reserve Estimation Using New Technologies - Reserves may be estimated through the use of reliable technology in addition to flow tests and production history.

     * Reserve Personnel and Estimation Process - Additional disclosure is required regarding the qualifications of the chief technical person who oversees our reserves estimation process. We will also be required to provide a general discussion of our internal controls used to assure the objectivity of the reserves estimate.

     * Disclosure by Geographic Area - Reserves in foreign countries or continents must be presented separately if they represent more than 15% of our total oil and gas proved reserves.

     * Non-Traditional Resources - The definition of oil and gas producing activities will expand and focus on the marketable product rather than the method of extraction.

The rules are effective for fiscal years ending on or after December 31, 2009, and early adoption is not permitted.

The SEC is coordinating with the FASB to obtain the revisions necessary to US GAAP concerning financial accounting and reporting by oil and gas producing companies and disclosures about oil and gas producing activities to provide consistency with the new rules. During September 2009, the FASB issued an exposure draft of a proposed Accounting Standards Update, "Oil and Gas Reserves Estimation and Disclosures". The proposed Update would amend existing standards to align the reserves calculation and disclosure requirements under US GAAP with the requirements in the SEC rules. As proposed, the Update would be effective for annual reporting periods ending on or after December 31, 2009, and would be applied prospectively as a change in estimate.

We are currently evaluating the new SEC rules and proposed FASB Accounting Standards Update and assessing the impact they will have on our reported oil and gas reserves. Since the Company does not presently have any reserves, the new rules would only affect the Company at such time as it has reserves.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

As of September 30, 2009, the Company had $617,580 of cash on hand. The Company believes that its cash on hand will allow it to finance its operations for the next twelve months. In order to sustain the Company's

                                       -13-
operations on a long-term basis, the Company intends to continue to look for merger opportunities and consider public or private financings. The Company plans to undertake further exploration of the Gabbs Valley Prospect due to an additional equity placement.

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

ADVANCES FROM RELATED PARTY

Through March 31, 2005, the Company financed its operations primarily from advances made to the Company by the Albert E. Whitehead Living Trust, of which the Company's Chairman of the Board and Chief Executive Officer, Mr. Whitehead, is the trustee. At the end of 2007, the Company was indebted to the Albert E. Whitehead Living Trust in the amount of $274,682. This loan was converted, on February 19, 2008, into 2,112,938 shares of the Company's common stock at $0.13 per share.

MATERIAL RISKS

The Company has incurred significant losses from operations and there is no assurance that it will achieve profitability or obtain the funds necessary to finance continued operations. For other material risks, see the Company's Form 10-K for the period ended December 31, 2008, which was filed on March 31, 2009.

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q, including this section, includes certain statements that may be deemed "forward-looking statements" within the meaning of federal securities laws. All statements, other than statements of historical facts, that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including future sources of financing and other possible business developments, are forward-looking statements. Such statements are subject to a number of assumptions, risks and uncertainties and could be affected by a number of different factors, including the Company's failure to secure short and long-term financing necessary to sustain and grow its operations, increased competition, changes in the markets in which the Company participates and the technology utilized by the Company and new legislation regarding environmental matters. These risks and other risks that could affect the Company's business

                                       -14-
are more fully described in reports it files with the Securities and Exchange Commission, including its Form 10-K for the fiscal year ended December 31, 2008. Actual results may vary materially from the forward-looking statements.

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

PART II. OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2009, the Company received subscriptions from 7 accredited investors for 8,571,432 shares of its common stock, par value $0.001 per share. The aggregate offering price for such shares was $600,000. Subsequent to the three months ended September 30, 2009 but prior to the filing of this Quarterly Report on Form 10-Q, the Company received subscriptions from 7 additional accredited investors for 4,574,515 shares of its common stock, par value $0.001 per share. The aggregate offering price for such shares was $330,216. The material terms and conditions applicable to the purchase and sale of the securities are set forth in the form of the securities purchase agreement included as an exhibit to this Quarterly Report on Form 10-Q. Proceeds of this private placement will be utilized for the Company's share of costs to drill a new well on the Gabbs Valley Prospect.

This report does not constitute an offer to sell or the solicitation of an offer to buy any of the shares of common stock, and shall not constitute an offer, solicitation or sale in any jurisdiction in which such offer, solicitation or sale is unlawful.

The offers and sales related to the shares described above were not registered under the Securities Act of 1933, as amended, in reliance upon the exemption from the registration requirements of that act provided by Section 4(2) thereof and Regulation D promulgated by the Securities and Exchange Commission thereunder. Each of the investors in the private placement is a sophisticated accredited investor with the experience and expertise to evaluate the merits and risks of an investment in the Company's stock and the financial means to bear the risks of such an investment. In addition, each investor was provided access to all of the material information regarding the Company that such investor would have received if the offer and sale of the securities had been registered.
                                       -15-
Item 6. Exhibits

        a) Exhibits

           10.1 Form of Securities purchase agreement entered into between Empire Petroleum Corporation and certain accredited investors in connection with the 2009 private placement (submitted herewith).

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


                                        EMPIRE PETROLEUM CORPORATION



Date:  November 16, 2009                By: /s/ Albert E. Whitehead
                                                ___________________
                                                Albert E. Whitehead
                                                Chairman, Chief Executive
                                                  Officer and Principal
                                                  Financial Officer


                                    EXHIBIT INDEX

NO.                DESCRIPTION

10.1 Form of Securities purchase agreement entered into between Empire Petroleum Corporation and certain accredited investors in connection with the 2009 private placement (submitted herewith).


31 Certification of Chief Executive Officer (and principal financial officer) pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as

                                       -16-
                amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32 Certification of Chief Executive Officer (and principal financial officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

Exhibit 10.1

                        SECURITIES PURCHASE AGREEMENT

                        EMPIRE PETROLEUM CORPORATION
                          8801 S. Yale, Suite 120
                        Tulsa, Oklahoma 74137-3575

                          November       , 2009


TO:


     The undersigned, Empire Petroleum Corporation, a Delaware corporation (the "Company"), hereby agrees with you as follows, effective as of the date above written:

1.   Authorization and Sale of the Securities.

     1.1 Authorization. The Company represents that it has authorized the issuance to you pursuant to the terms and conditions hereof of ___________ shares of its common stock, par value $0.001 per share (the "Common Stock").

     1.2 Sale. Subject to the terms and conditions hereof, on the Purchase Date (as defined Section 2 below), the Company shall issue and sell to you and you shall purchase from the Company, the Common Stock for an aggregate
purchase price of $			 (the "Purchase Price").

2.   Payment of Purchase Price; Delivery.

     Upon the execution of this Agreement, you shall deliver to the Company wire funds or a check payable to the Company in the amount of the Purchase Price. Upon receipt of the Purchase Price from you (the "Purchase Date"), the Company shall promptly issue and deliver to you the Common Stock.

3.    Representations and Warranties of the Company.

      The Company hereby represents and warrants to you as follows:

      3.1 Organization and Standing; Articles and Bylaws. The Company is a corporation duly organized and existing under, and by virtue of, the laws of the State of Delaware and is in good standing under such laws. The Company is qualified, licensed or domesticated as a foreign corporation in all jurisdictions where the nature of its business conducted or the character of its properties owned or leased makes such qualification, licensing or

                                       -17-
domestication necessary at this time except in those jurisdictions where the failure to be so qualified or licensed and in good standing does not and will not have a materially adverse effect on the Company, the conduct of its business or the ownership or operation of its properties. The Company's Certificate of Incorporation, as amended, and Bylaws, which have been filed as attachments to the Company reports it files with Securities and Exchange Commission, are true, correct and complete, and contain all amendments through the date of this Agreement (the "SEC").

     3.2 Corporate Power. The Company has the requisite corporate power to own and operate its properties and assets, and to carry on its business as presently conducted and as proposed to be conducted. The Company has now, and will have at the Purchase Date, all requisite legal and corporate power to enter into this Agreement, to sell the Common Stock hereunder, and to carry out and perform its obligations under the terms of this Agreement.

     3.3 Capitalization. The authorized capital stock of the Company consists of 100,000,000 shares of common stock, par value $0.001 per share. There are issued and outstanding approximately 57,193,128 shares of common stock. The issued and outstanding shares of common stock are fully paid and nonassessable. Except as disclosed in the Disclosure Materials (as defined in Section 4.1 below), there are no outstanding options, warrants or other rights, including preemptive rights, entitling the holder thereof to purchase or acquire shares of common stock of the Company.

     3.4  Authorization.

            (a) All corporate action on the part of the Company, its officers, directors and shareholders necessary for the sale and issuance of the Common Stock pursuant hereto and the performance of the Company's obligations hereunder has been taken or will be taken prior to the Purchase Date. This Agreement is a legal, valid and binding obligation of the Company, enforceable against the Company in accordance with its terms, except as limited by bankruptcy, insolvency, reorganization, moratorium or similar laws of general application affecting enforcement of creditors' rights, and except as limited by application of legal principles affecting the availability of equitable remedies.

            (b) The Common Stock, when issued in compliance with the provisions of this Agreement, will be validly issued, fully paid and nonassessable, and will be free of any liens or encumbrances; provided, however, that such Common Stock will be subject to restrictions on transfer under state and/or Federal securities laws, and as may be required by future changes in such laws.

            (c) No shareholder of the Company has any right of first refusal or any preemptive rights in connection with the issuance of the Common Stock or of any other capital stock of the Company.

     3.5 Compliance with Instruments. The Company is not in violation of any terms of its Certificate of Incorporation, as amended, or Bylaws, or, to the knowledge of the Company, any judgment, decree or order applicable to it. The execution, delivery and performance by the Company of this Agreement, and the issuance and sale of the Common Stock pursuant hereto, will not result in any such violation or be in conflict with or constitute a default under any such

                                       -18-
term, or cause the acceleration of maturity of any loan or material obligation to which the Company is a party or by which it is bound or with respect to which it is an obligor or guarantor, or result in the creation or imposition of any material lien, claim, charge, restriction, equity or encumbrance of any kind whatsoever upon, or, to the knowledge of the Company, give to any other person any interest or right (including any right of termination or cancellation) in or with respect to any of the material properties, assets, business or agreements of the Company.

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

     3.7 Governmental Consent, etc. Except as may be required in connection with any filings required under the Federal securities laws and/or the securities laws of any state due to the offer and sale of the Common Stock pursuant to this Agreement, no consent, approval or authorization of, or designation, declaration or filing with, any governmental unit is required on the part of the Company in connection with the valid execution and delivery of this Agreement, or the offer, sale or issuance of the Common Stock or the consummation of any other transaction contemplated hereby.

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

4. Representations and Warranties of Purchaser and Restrictions on Transfer Imposed by the Securities Act.

     4.1 Representations and Warranties by Purchaser. You represent and warrant to the Company as follows:

          (a) You have reviewed the following copies of the Company's (all of which is collectively referred to as the "Disclosure Materials"):

             (i) Annual Report on Form 10-K for year ended December 31, 2008 located at http://www.sec.gov/Archives/edgar/data/887396/000088739609000005/ r10-k2008.txt;

            (ii) Quarterly Report on Form 10-Q for quarter ended March 31, 2009 located at http://www.sec.gov/Archives/edgar/data/887396/000088739609000006/ r10q-032009.txt;



                                       -19-
           (iii) Quarterly Report on Form 10-Q for quarter ended June 30, 2009 located at ttp://www.sec.gov/Archives/edgar/data/887396/000088739609000010/ r10q-062009.txt;

            (iv) Current Report on Form 8-K filed June 18, 2009 located at http://www.sec.gov/Archives/edgar/data/887396/000088739609000007/r8k-192009
..txt;

             (v) Current Report on Form 8-K filed August 11, 2009 located at http://www.sec.gov/Archives/edgar/data/887396/000088739609000009/r8k-
8112009.txt; and

            (vi) Supplement to Disclosure Materials dated November __, 2009, which was provided to you via a separate letter.

You have also reviewed the Company's Certificate of Incorporation, as amended, and Bylaws.

          (b) You are experienced in evaluating and investing in companies such as the Company. Further, you understand that the Common Stock purchased hereby is of a highly speculative nature and could result in the loss of your entire investment.

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

          (d) The Common Stock to be acquired by you will be acquired, solely for your account, for investment purposes only and not with a view to the resale or distribution thereof, are not being purchased for subdivision or fractionalization thereof, and you have no contract, undertaking, agreement or arrangement with any person to sell or transfer such Common Stock to any person and do not intend to enter into such contract or arrangement.

          (e) You understand that the Common Stock have not been registered under the Securities Act of 1933, as amended (the "Securities Act"), nor are they registered or qualified under the blue sky or securities laws of any state, by reason of their issuance in a transaction exempt from the registration and prospectus delivery requirements of the Securities Act pursuant to Sections 3(b) or 4(2) of the Securities Act and available exemptions from the registration requirements of any applicable state securities laws. You further understand that the Securities must be held by you indefinitely and you must therefore bear the economic risk of such investment indefinitely, unless a subsequent disposition thereof is registered under the Securities Act or is exempt from registration.

          (f)  You have the full right, power and authority to enter into and

                                       -20-
perform this Agreement, and this Agreement constitutes a legal, valid and binding obligation upon you, except as may be limited by bankruptcy, insolvency, reorganization, moratorium or similar laws of general application affecting enforcement of creditors' rights, and except as limited by application of legal principles affecting the availability of equitable remedies.

          (g) You are able to bear the full economic risk of your investment in the Common Stock, including the risk of a total loss of your investment in connection therewith. You are an accredited investor as that term is defined in Rule 501(a) of Regulation D promulgated by the SEC.

          (h) You were not offered the Common Stock by means of general solicitations, publicly disseminated advertisements or sales literature.

     4.2 Legends. The instrument representing the Common Stock shall be endorsed with the legend set forth below:

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

In addition, the instrument representing the Common Stock shall be endorsed with any other legend required by any state securities laws. The Company need not register a transfer of legended Common Stock, and may also instruct its transfer agent not to register the transfer of the Common Stock, unless one of the conditions specified in each of the foregoing legends is satisfied.

5.   Indemnification by Purchaser.

     You acknowledge and understand that the Company has agreed to offer and sell the Common Stock to you based upon the representations and warranties made by you in this Agreement, and you hereby agree to indemnify the Company and to hold the Company and its incorporators, officers, directors and professional advisors harmless against all liability, costs or expenses (including attorneys' fees) arising by reason of or in connection with any misrepresentation or any breach of such representations and warranties by you, or arising as a result of the sale or distribution of any Common Stock by you in violation of the Securities Act or other applicable law.

6.   Miscellaneous.

     6.1 Successors and Assigns. All the provisions of this Agreement by or for the benefit of the parties shall bind and inure to the benefit of respective successors and permitted assigns of each party.

     6.2 Notices. All notices and other communications required or permitted hereunder shall be in writing and shall be mailed by first class mail, postage prepaid, addressed (a) if to you, at your address set forth on the first page hereof, or at such other address as you shall have furnished to the Company in

                                       -21-
writing, or (b) if to the Company, at its address set forth on the first page hereof, or at such other address as the Company shall have furnished to you in writing in accordance with this Section 6.2.

     6.3 Waivers; Amendments. Any provision of this Agreement may be amended or modified with (but only with) the written consent of the Company and you. Any amendment, modification or waiver effected in compliance with this
Section 6.3 shall be binding upon the Company and you. No failure or delay of the Company or you in exercising any power or right hereunder shall operate as a waiver thereof, nor shall any single or partial exercise of any such right or power, or any abandonment or discontinuance of steps to enforce such a right or power, preclude any other or further exercise thereon or the exercise of any other right or power. The rights and remedies of the Company and you hereunder are cumulative and not exclusive of any rights or remedies which each would otherwise have.

     6.4 Separability. In case any one or more of the provisions contained in this Agreement shall be invalid, illegal or unenforceable in any respect, the validity, legality and enforceability of the remaining provisions contained herein shall not in any way be affected or impaired thereby. The parties shall endeavor in good faith negotiations to replace the invalid, illegal or unenforceable provisions with valid provisions, the economic effect of which comes as close as possible to that of the invalid, illegal or unenforceable provisions.

     6.5 Governing Law. This Agreement shall be construed and enforced in accordance with the laws of the state of Oklahoma without regard to principles of conflicts of law, except as otherwise required by mandatory provisions of law.

     6.6 Section Headings. The section headings used herein are for convenience of reference only and shall not be construed in any way to affect the interpretation of any provisions of this Agreement.

     6.7 Entire Agreement. This Agreement and the other documents delivered pursuant hereto constitute the full and entire understanding and agreement between the parties hereto with regard to the subjects hereof and thereof.

     6.8 Finder's Fees. You represent and warrant to the Company that no finder or broker has been retained by you in connection with the transactions contemplated by this Agreement and you hereby agree to indemnify and to hold the Company and its respective officers, directors and controlling persons, harmless of and from any liability for any commission or compensation in the nature of a finder's fee to any broker or other person or firm (and the costs and expenses of defending against such liability or asserted liability) for which you, or any of your employees or representatives, are responsible. The Company hereby agrees to indemnify and to hold you, and your respective officers, directors and controlling persons, harmless of and from any liability for any commission or compensation in the nature of a finder's fee to any broker or other person or firm (and the costs and expenses of defending against such liability or asserted liability) for which it, or any of its employees or representatives, are responsible.


                                       -22-
     6.9 Other Documents. The parties to this Agreement shall in good faith execute such other and further instruments, assignments or documents as may be necessary or advisable to carry out the transactions contemplated by this Agreement.

     6.10 Counterparts. This Agreement may be executed in any number of counterparts, each of which shall be an original, but all of which together shall constitute one instrument, and which shall become effective when there exist copies signed by the Company and by you.

                        [Signatures on Next Page]


     IN WITNESS WHEREOF, the undersigned have caused this Agreement to be executed by their duly authorized representatives effective as of the date set forth on the first page hereof.

                                  EMPIRE PETROLEUM CORPORATION


                                  By:_________________________________________
                                  Albert E. Whitehead, Chief Executive Officer



          Accepted and agreed to this ______ day of _____________, 2009.


                                  BUYER



                                  By:________________________________________
                                  Name:______________________________________
                                  Title:_____________________________________



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

3.     Based on my knowledge, the financial statements, and other financial

                                       -23-
information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

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

November 16, 2009                      /s/ Albert E. Whitehead
                                       Albert E. Whitehead,
                                       Chief Executive Officer and
                                         Principal Financial Officer

                                       -24-
EXHIBIT 32

                        CERTIFICATION PURSUANT TO
                         18 U.S.C. SECTION 1350,
                         AS ADOPTED PURSUANT TO
              SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Empire Petroleum Corporation (the "Company") on Form 10-Q for the period ending September 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Albert E. Whitehead, Chief Executive Officer (and principal financial officer) of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

 (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


November 16, 2009                           /s/ Albert E. Whitehead
                                            Albert E. Whitehead
                                            Chief Executive Officer and
                                               Principal Financial Officer





























                                      -25-