Form 10-K
period 2009-12-31
EMPIRE PETROLEUM CORP
filed 2010-03-30
CIK 887396

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended    December 31, 2009
                          ___________________________________________________
                                     or

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
                                                           [ ] Yes   [] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, indefinitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K.
                                                                     [X]

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates, based upon the average bid and asked prices of the registrant's Common Stock on the last business day of the registrant's most recently completed second fiscal quarter was $3,596,501.

The number of shares outstanding of the registrant's Common Stock, as of March 30, 2010, was 78,624,789.


















                                       -2-
                        EMPIRE PETROLEUM CORPORATION

                               FORM 10-K

                            TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                          PAGE NUMBER

PART I

Item 1.     Business                                                  4-7

Item 2.     Properties                                                7-8

Item 3.     Legal Proceedings                                           8

PART II

Item 5.     Market for Registrant's Common Equity, Related Stockholder
            Matters and Issuer Purchases of Equity Securities         8-9

Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                      9-17

Item 8.     Financial Statements and Supplementary Data  F-1 through F-14

Item 9.     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                        17

Item 9A(T). Controls and Procedures                                 17-18

Item 9B.    Other Information                                          18

PART III

Item 10.    Directors, Executive Officers and Corporate
            Governance                                              18-20

Item 11.    Executive Compensation                                     20

Item 12.    Security Ownership of Certain Beneficial Owners
            and Management and Related Stockholder Matters          20-22

Item 13.    Certain Relationships and Related Transactions,
            and Director Independence                               22-23

Item 14.    Principal Accounting Fees and Services                     23

PART IV

Item 15.    Exhibits                                                24-25

            Signatures                                                 25






                                       -3-
PART I

ITEM 1.	BUSINESS.

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

During the past three fiscal years, the Company has focused on developing the Cheyenne River, Gabbs Valley, and South Okie Prospects as further described below.

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

The Company accepted a cash offer for all of its remaining interest in this prospect and the sale was completed in April 2009. The Company received $166,525 for its interest in the oil wells and leases. The Company's book value of its Cheyenne River interests was $81,817. In addition, the buyer also assumed remediation liability, which the Company had recorded at $18,000. As a result, the Company recorded a gain of $102,708 on the sale.

Gabbs Valley Prospect

The Company owns a working interest in oil and gas leases in Nye and Mineral Counties, Nevada (the "Gabbs Valley Prospect"). Initially, the Company's working interest was 10% and the Gabbs Valley Prospect consisted of 44,604 acres.

As of December 31, 2005, there had been no wells drilled on the Gabbs
Valley Prospect. However, in November 2005, the Company received the results of a 19-mile 2-D swath seismograph survey conducted on the prospect and, based on the results of the survey, the Company and its partners determined that a test well should be drilled on the prospect.
The Company also elected to increase its interest in the prospect by
                                   -4-
taking a farm-in from Cortez Exploration LLC (formerly O. F. Duffield). Empire agreed to pay Cortez $675,000 in lease costs plus 45% of the costs associated with the drilling of a test well to earn an additional 30% working interest which made its total working interest 40%. The lease block of 44,604 acres was increased to 75,521 acres by the acquisition of an additional 30,917 acres from the Department of the Interior (Bureau of Land Management) in June 2006. The block was reduced to 75,201 acres due to the expiration of one 320 acre lease during 2007. In 2008 and 2009, the Company acquired leases on 17,624 additional acres through federal lease sales.

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

In 2008, the Company and its partners engaged W. L. Gore and Associates to carryout an Amplified Geochemical Imaging Survey which covered approximately sixteen square miles. The survey was concentrated along the apex of the large Cobble Cuesta structure which included the areas around the Empire Cobble Cuesta 1-12 exploratory test and the other test well drilled in the immediate area. Both of these tests encountered oil shows and the geochemical survey indicated potential hydrocarbons beyond the two well bores. Having completed a financing (See Subsequent Events), the Company is currently finalizing plans to drill a new test well on this prospect. Drilling operations are expected to commence in April 2010.

South Okie Prospect



                                   -5-
On August 4, 2009, the Company purchased, for $25,000 and payment of lease rentals of $4,680, a nine month option to purchase 2,630 net acres of oil and gas leases known as the South Okie Prospect in Natrona County, Wyoming.

The option allows the Company to purchase the leasehold interests for $35,000. The Tensleep Sand at depths from 3,300 feet to 4,500 feet is the primary target. The Tensleep is an excellent oil reservoir with the potential of 700 barrels of oil per acre foot recovery. The Company plans to supplement current studies of the prospect with a seismograph evaluation to verify the potential of the prospect. As of December 31, 2009, the Company had acquired 11 miles of seismic data and studies of this data were completed in early January 2010. An additional geological study was also completed early January. Based on these studies, the Company expects to exercise its option in 2010.

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

A substantial portion of the leases, which constitute the South Okie and Gabbs Valley Prospects are granted by the federal government and administered by the Bureau of Land Management ("BLM") and the Minerals


                                       -6-
Management Service ("MMS") of the U.S. Department of the Interior, both of which are federal agencies. Such leases are issued through competitive bidding, contain relatively standardized terms and require compliance with detailed BLM and MMS regulations and orders (which are subject to change by the BLM and the MMS). Leases are also accompanied by stipulations imposing restrictions on surface use and operations. Operations to be conducted by the Company on federal oil and gas leases must comply with numerous regulatory restrictions, including various nondiscrimination statutes. Federal leases also generally require a complete archaeology and environmental impact assessment prior to the authorization of an exploration or development plan.

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

Employees

As of December 31, 2009, the Company had one employee, a full-time secretary. Mr. Albert E. Whitehead, Chairman and Chief Executive Officer, devotes a considerable amount of time to the affairs of the Company and receives no compensation. For financial statement purposes, Mr. Whitehead's services have been recorded as contributed capital and expense in the amount of $50,000 for the years ended December 31, 2009 and 2008.

ITEM 2.       PROPERTIES.

Cheyenne River Prospect

The Company sold its interest in the Cheyenne River Prospect during 2009 and no longer holds an interest in this prospect.

Gabbs Valley Prospect

As of December 31, 2009, the Gabbs Valley Prospect consisted of approximately 92,826 acres of federal leases located in Nye and Mineral Counties, Nevada, of which the Company owns a 57% working interest. The acreage total reflects the purchase of an additional 7,680 acres acquired at a September 2009 BLM lease sale.

As of December 31, 2009, one well, the Empire Cobble Cuesta 1-12, had been drilled and tested on this prospect, but the well was not completed. For more information regarding the Gabbs Valley Prospect, see "Gabbs Valley Prospect" under Item 1. Business.

                  COMPANY UNDEVELOPED ACREAGE (LEASES)
                        AS OF DECEMBER 31, 2009

         Undeveloped Acreage   Productive Acreage      Completed Oil Wells
            Gross     Net        Gross    Net
Prospect    Acres    Acres       Acres    Acres          2007  2008  2009
________  ________  _______    ________  _________    _____________________


                                 -7-
Gabbs
  Valley   92,826   52,911          -          -          -0-   -0-   -0-

ITEM 3.       LEGAL PROCEEDINGS.

As of December 31, 2009, neither the Company nor its properties were subject to any legal proceedings.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Company's Common Stock is traded on the National Association of Securities Dealers Automatic Quotation (NASDAQ) over-the-counter bulletin board system under the symbol "EMPR".

The following table sets forth the high and low bid information for the Company's common stock during the time periods indicated, as reported by NASDAQ.

Year ending December 31, 2008:

     Quarter                 High           Low
     03/31/08                .14            .065
     06/30/08                .095           .035
     09/30/08                .065           .021
     12/31/08                .05            .01

Year ending December 31, 2009:

     Quarter                 High           Low
     03/31/09                .075           .01
     06/30/09                .095           .03
     09/30/09                .05            .02
     12/31/09                .10            .03


Quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Number of Holders of Common Stock

At December 31, 2009, there were approximately 201 stockholders of record of the Company's Common Stock.

Dividends

The Company has never paid cash dividends on its Common Stock. The Company intends to retain future earnings for use in its business and, therefore, does not anticipate paying cash dividends on its Common Stock in the foreseeable future.

Recent Sales of Unregistered Securities


                                       -8-

During the 12 months ended December 31, 2009, the Company received subscriptions for 17,360,233 shares of its common stock, par value $0.001 per share, through a private placement. The aggregate offering price for such shares was $1,215,216. The private placement concluded on January 26, 2010. In total (including funds raised after December 31, 2009), the Company received subscriptions for 21,431,661 shares of its common stock, par value $0.001 per share, with the aggregate offering price of such shares being $1,500,216. The material terms and conditions applicable to the purchase and sale of the securities in the private placement are set forth in the form of the Securities Purchase Agreement included as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2009. Some of the funds raised in the private placement will be used to pay the Company's 57% share of the cost of drilling a follow-up test well to the Empire Cobble Cuesta #1-12 drilled and tested in Nye County, Nevada in 2006 and 2007. Any remaining funds from the private placement will be used for general working capital purposes.

This report does not constitute an offer to sell or the solicitation of an offer to buy any of the shares of common stock, and shall not constitute an offer, solicitation or sale in any jurisdiction in which such offer, solicitation or sale is unlawful.

The offers and sales related to the shares described above were not registered under the Securities Act of 1933, as amended, in reliance upon the exemption from the registration requirements of that act provided by Section 4(2) thereof and Regulation D promulgated by the SEC thereunder. Each of the investors in the private placement is a sophisticated accredited investor with the experience and expertise to evaluate the merits and risks of an investment in the Company's stock and the financial means to bear the risks of such an investment. In addition, each investor was provided access to all of the material information regarding the Company that such investor would have received if the offer and sale of the securities had been registered.

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

                                       -9-
* operating hazards,

* competition from other natural resource companies,

* the fluctuations of prices for oil and gas,

* the effects of governmental and environmental regulation, and

* general economic conditions and other risks described in the Company's filings with the Securities and Exchange Commission (the "SEC").

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

The report of the Company's independent registered public accounting firm regarding the Company's financial statements has been modified because of a going concern uncertainty.

The Company reported losses of $215,909 and $436,656 for the years ended December 31, 2009 and 2008, respectively. The Company also had an accumulated deficit of $11,131,219 as of December 31, 2009. The Company can provide no assurance that it will be profitable in the future and, if the Company does not become profitable, it may have to suspend its operations. As a result of the foregoing, the audit report of the Company's independent registered public accounting firm relating to the Company's financial statements has been modified because of a going concern uncertainty. If the Company is able to raise the funds necessary to continue its operations, its future performance will be dependent on the successful drilling results of its inventory of unproved locations in Wyoming and Nevada. The failure of drilling activities to achieve sufficient quantities of economically attractive reserves and production would have a material adverse effect on the Company's liquidity, operations and financial results.

The Company could be adversely affected by fluctuations in oil and gas prices.

                                       -10-
Even if the Company's drilling activities achieve commercial quantities of economically attractive reserves and production revenue, the Company will remain subject to prevailing prices for oil, natural gas and natural gas liquids, which are dependent upon numerous factors such as weather, economic, political and regulatory developments and competition from other sources of energy. The volatile nature of the energy markets makes it particularly difficult to estimate future prices of oil, natural gas and natural gas liquids. Prices of oil, natural gas and natural gas liquids are subject to wide fluctuations in response to relatively minor changes in circumstances, and there can be no assurance that future prolonged decreases in such prices will not occur. All of these factors are beyond the control of the Company. Any significant decline in oil and gas prices could have a material adverse effect on the Company's liquidity, operations and financial condition.

The Company could be adversely affected by increased costs of service providers utilized by the Company.

In accordance with customary industry practice, the Company relies on independent third party service providers to provide most of the services necessary to drill new wells, including drilling rigs and related equipment and services, horizontal drilling equipment and services, trucking services, tubulars, fracing and completion services and production equipment. The industry has experienced significant price fluctuations for these services during the last year and this trend is expected to continue into the future. These cost uncertainties could, in the future, significantly increase the Company's development costs and decrease the return possible from drilling and development activities, and possibly render the development of certain proved undeveloped reserves uneconomical.

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

The Company's activities are subject to extensive governmental regulation. Oil and gas operations are subject to various federal, state and local governmental regulations that may be changed from time to time in response to

                                       -11-
economic or political conditions. From time to time, regulatory agencies have imposed price controls and limitations on production in order to conserve supplies of oil and gas. In addition, the production, handling, storage, transportation and disposal of oil and gas, by-products thereof and other substances and materials produced or used in connection with oil and gas operations are subject to regulation under federal, state and local laws and regulations primarily relating to protection of human health and the environment. To date, expenditures related to complying with these laws and for remediation of existing environmental contamination have not been significant in relation to the operations of the Company. There can be no assurance that the trend of more expansive and stricter environmental legislation and regulations will not continue.

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

There can be no assurance that the Common Stock will trade at or above any particular price in the public market, if at all. The trading price of the Common Stock could be subject to significant fluctuations in response to variations in quarterly operating results or even mild expressions of interest on a given day. Accordingly, the Common Stock could experience

                                       -12-
substantial price changes in short periods of time. Even if the Company is performing according to its plan and there is no legitimate company-specific financial basis for this volatility, it must still be expected that substantial percentage price swings will occur in the Company's Common Stock for the foreseeable future.

Except for the 21,431,661 shares of common stock sold at the most recent private offering, all restricted shares of the Company are eligible for sale, which could affect the prevailing market price of the Company's Common Stock.

Certain of the outstanding shares of the Company's Common Stock are "restricted securities" under Rule 144 of the Securities Act of 1933, as amended, and (except for shares purchased by "affiliates" of the Company as such term is defined in Rule 144) would be eligible for sale as the applicable holding periods expire. In the future, these shares may be sold only pursuant to a registration statement under the Securities Act of 1933, as amended, or an applicable exemption, including pursuant to Rule 144. Under Rule 144, a person who has owned common stock for at least one year may, under certain circumstances, sell within any three-month period a number of shares of common stock that does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume during the four calendar weeks prior to such sale. A person who is not deemed to have been an affiliate of the Company at any time during the three months preceding a sale, and who has beneficially owned the restricted securities for the last two years is entitled to sell all such shares without regard to the volume limitations, current public information requirements, manner of sale provisions and notice requirements. Sale or the expectation of sales of a substantial number of shares of Common Stock in the public market by selling stockholders could adversely affect the prevailing market price of the Common Stock, possibly having a depressive effect on any trading market for the Common Stock, and may impair the Company's ability to raise capital at that time through additional sales of its equity securities.

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

RESULTS OF OPERATIONS

GENERAL TO ALL PERIODS

                                       -13-
The Company's primary business is the exploration and development of oil and gas interests. The Company has incurred significant losses from operations, and there is no assurance that it will achieve profitability or obtain funds necessary to finance its operations. Sales revenues for all periods presented are attributable to the production of oil from the Company's Timber Draw #1-AH and Hooligan Draw #1-AH wells located in the Eastern Powder River Basin in the State of Wyoming, otherwise known as the Cheyenne River Prospect, which the Company sold in 2009.

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

TWELVE MONTH PERIOD ENDED DECEMBER 31, 2009, COMPARED TO TWELVE MONTH PERIOD ENDED DECEMBER 31, 2008

For the twelve months ended December 31, 2009, sales revenue decreased $11,360 to $9,794, compared to $21,154 for the same period during 2008. The decrease in sales revenue was the result of lower production receipts due to the sale of the Company's interest in the Cheyenne River Prospect in 2009.

Production and operating expenses decreased $67,790 to $120,251 for the twelve months ended December 31, 2009, from $188,041 for the same period in 2008. This decrease was primarily due to costs associated with the re-entry of the Gaskill well in 2008 and costs associated with the 2008 analysis of the Gabbs Valley Prospect.

General and administrative expenses decreased by $64,503 to $209,675 for the twelve months ended December 31, 2009, from $274,178 for the same period in 2008. The decrease was primarily due to expenses related to administration costs of the Company's leases in 2008 and stock options issued in the same year. In 2009, the Company's legal costs were higher due to the costs associated with the Company's private placement of Common Stock.

There was no depreciation expense attributable to the twelve months ended December 31, 2009 or December 31, 2008 because the depreciable assets were fully depreciated.

Gain on Sale of Asset was $102,708 in 2009, compared to $-0- in 2008, due to the sale of the Company's interest in the Cheyenne River Prospect in 2009.

For the reasons discussed above, net loss decreased $220,747 from $(436,656) for the twelve months ended December 31, 2008, to $(215,909) for the twelve months ended December 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

As of December 31, 2009, the Company had $1,171,565 of cash on hand. The Company's cash on hand is expected to be sufficient to fund its operations during the next 12 months. The Company expects to incur costs of approximately $10,000 per month relating to general administrative, office

                                       -14-
and other expenses. In order to sustain the Company's operations on a long term basis, the Company intends to continue to look for merger opportunities and consider public or private financings. To the extent that it is necessary, the Company expects that management will support the Company financially for several months to allow the Company to consummate a merger opportunity, or public or private financing.

PRIVATE EQUITY PLACEMENTS

In 2005, the Company raised $500,000 of net proceeds by selling 5,000,000 shares of newly issued common stock along with warrants to purchase 1,250,000 shares of common stock which, subject to certain restrictions, could have been exercised for a period of one year at an exercise price of $0.25. These warrants have been extended to August 15, 2010. Proceeds of the original placement were allocated $67,875 to common stock warrants and $432,125 to common stock and paid in capital. In 2006, the warrants were extended twice; the extensions reduced the value of the warrants to $18,250. The value assigned to the warrants was determined using the Black-Scholes option valuation method with the following assumptions: no dividend yield, expected volatility of 154%, risk free interest rate of 3.28% and expected life of one year. Assumptions used for the extensions were: no dividend yield, expected volatility of 153%, risk free interest rate of 4.86% and expected life of 6 months.

In September 2006, the Company raised $1,450,000 in a private placement of 7,250,000 shares of its common stock along with warrants to purchase an additional 1,812,500 shares of its common stock. Subject to certain restrictions, the warrants may be exercised until August 15, 2010 at an exercise price of $.50 per share. Proceeds of the private placement were allocated $144,675 to common stock warrants and $1,305,325 to common stock and paid in capital. These funds were used for general corporate purposes, to purchase an additional 30% interest in the Gabbs Valley Oil Prospect in Nevada, and to pay the Company's share of costs associated with drilling a test well in the Gabbs Valley Oil Prospect. The value assigned to the warrants was determined using the Black-Scholes option valuation method with the following assumptions: no dividend yield, expected volatility of 148% risk-free interest rate of 5.09% and an expected life of one year.

In April 2007, the Company completed a private placement of 5,000,000 shares of its common stock along with warrants to acquire up to 1,250,000 shares of its common stock for an aggregate purchase price of $1,000,000. The warrants have an exercise price of $.50 per share and, subject to certain restrictions, may be exercised until August 15, 2010. Proceeds of the placement were allocated $80,000 to common stock warrants, and $920,000 to common stock and paid in capital. Approximately $337,000 of the funds were used to pay for the Company's costs associated with the re-entry and testing of the Cobble Cuesta 1-12 well in the Gabbs Valley Prospect in Nevada and the remaining funds have been or will be used for general corporate purposes. The value assigned to the warrants was determined by using the Black-Scholes option valuation method with the following assumptions: no dividend yield, expected volatility of 136%, risk free interest rate of 4.94% and an expected useful life of one year.

At December 31, 2009 the Company was in the process of a private placement of its common stock. See Item 5 of Part II above and Note 10 to the Financial Statements for additional information related to the private placement.

ADVANCES FROM RELATED PARTY

                                       -15-
Prior to the completion of the private placements described above, the Company financed its operations primarily through advances made to the Company by the Albert E. Whitehead Living Trust, of which the Company's Chairman of the Board and Chief Executive Officer, Mr. Whitehead, is the trustee. As of December 31, 2009, the Company owed Mr. Whitehead $0 in connection with advances made to the Company.

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

Impairment of unproved oil and gas properties - Capitalized drilling costs are reviewed periodically for impairment. Costs related to impaired prospects or unsuccessful exploratory drilling are charged to expense. Management's assessment of the results of exploration activities, commodity price outlooks,

                                       -16-
planned future sales or expiration of all or a portion of such leaseholds impact the amount and timing of impairment provisions. An impairment expense could result if oil and gas prices decline in the future as it may not be economic to develop some of these unproved properties.

Estimates of future dismantlement, restoration, and abandonment costs - the Company accounts for future abandonment costs of wells and related facilities in accordance with the provisions of Financial Accounting Standards Board("FASB") Accounting for Asset Retirement Obligations. Under this method of accounting, the accrual for future dismantlement and abandonment costs is based on estimates of these costs for each of the Company's properties based upon the type of production structure, reservoir characteristics, depth of the reservoir, market demand for equipment, currently available procedures and consultations with construction and engineering consultants. Because these costs typically extend many years into the future, estimating these future costs is difficult and requires management to make estimates and judgments that are subject to future revisions based upon numerous factors, including changing technology and the political and regulatory environment and, estimates as to the proper discount rate to use and timing of abandonment.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements of the Company are set forth on pages F-1 through F-14 at the end of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None, except to the extent disclosed in the Company's Form 8-K filed January 13, 2009 and the amendment thereto filed on February 9, 2009.

ITEM 9A(T). CONTROLS AND PROCEDURES.

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

Due to inherent limitations, internal control over financial reporting may not

                                       -17-
prevent or detect misstatements. Also, projections of any evaluation of control effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company's Chief Executive Officer (and principal financial officer) made an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2009. In making this assessment, the Company's Chief Executive Officer (and principal financial officer) used the criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on this assessment, the Company's Chief Executive Officer (and principal financial officer) believes that as of December 31, 2009, the Company's internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the SEC, which only require management's report in this annual report.

Changes on Internal Control over Financial Reporting

During the period covered by this report, there was no change in the Company's internal control over financial reporting that has materially affected or that is reasonably likely to materially affect the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following lists the directors and executive officers of the Company:

Name                     Age             Position

Albert E. Whitehead       79             Director, Chairman & Chief Executive
                                                   Officer
John C. Kinard            76             Director
Montague H. Hackett, Jr.  77             Director
____________________________
Directors hold office until their successors are elected by the shareholders of the Company and qualified. Executive Officers serve at the pleasure of the Board of Directors.

Albert E. Whitehead.

Mr. Whitehead has been a member of the Company's Board of Directors since 1991 and served as Chairman of the Board and Chief Executive Officer from March 1998 to May 2001, when John P. McGrain assumed such role. Mr. Whitehead again assumed the role of Chairman and Chief Executive Officer on April 16, 2002 upon the resignation of Mr. McGrain. Until February 5, 2008

                                       -18-
Mr. Whitehead also served as the Non-Executive Chairman of Coastal Energy Company (formerly PetroWorld Corp.), a company that is traded on the London Stock Exchange's Alternative Investment Market and the TSE Venture Exchange in Canada. Mr. Whitehead served as the Chairman and Chief Executive Officer of Seven Seas Petroleum Inc., a publicly held company, engaged in international oil and gas exploration from February 1995 to May 1997. From April 1987 through January 1995, Mr. Whitehead served as Chairman and Chief Executive Officer of Garnet Resources Corporation, a publicly held oil and gas exploration and development company.

John C. Kinard.

Mr. Kinard has served as a Director of the Company since June 1998 and is currently a Partner in Silver Run Investments, LLC, an oil and gas investment firm. Mr. Kinard serves as a Managing Partner of Remuda Resources LLC, a private oil and gas exploration company. From 1990 through December 1995, Mr. Kinard served as President of Glen Petroleum, Inc., a private oil and gas exploration company. From 1990 through 2002, Mr. Kinard also served as the Chairman of Envirosolutions UK Ltd., a private industrial wastewater treatment company.

Montague H. Hackett Jr.

Montague H. Hackett, Jr., a graduate of Princeton University and Harvard Law School, joined the Empire Board as a director in June 2006. Over the years Mr. Hackett has been associated with various natural resource companies both as a director and as an officer. In the past five years he has been Co-Chairman and a director of Victory Ventures LLC, a New York venture capital company and International Energy Services, Inc., a Houston based oilfield service company with operations in Russia and Kazakstan.

IDENTIFICATION OF THE AUDIT COMMITTEE; AUDIT COMMITTEE FINANCIAL EXPERT

As of December 31, 2009, the Company had not established any committees (including an audit committee) because of the small size of its Board of Directors. As such, the Company does not have an audit committee or an audit committee financial expert serving on such committee. As of December 31, 2009, the entire Board of Directors (Messrs. Whitehead, Kinard and Hackett) essentially serve as the Company's audit committee.

CODE OF ETHICS

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers, and persons who beneficially own more than 10 percent of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company.

                                       -19-
Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on review of the copies of such reports furnished to the Company and any written representations that in other reports were required during the year ended December 31, 2009, to the Company's knowledge, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners during the year ended December 31, 2009 were complied with on a timely basis, except as follows:

Name                      Number of   Number of Transactions   Number of
                        Late Reports     Not Reported on        Reports
                                         a Timely Basis        Not Filed

Albert E. Whitehead           1                 1                  0
John C. Kinard                1                 1                  0
Montague H. Hackett, Jr.      4                 7                  0

ITEM 11.	EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

During the last two completed fiscal years, no executive officer received a salary or any other benefits as a part of executive compensation. The Company's only named executive officer, Albert E. Whitehead, does not hold any stock options and has not received any other award under an equity incentive plan.

DIRECTORS COMPENSATION

No director received compensation or any other benefits from the registrant during its last completed fiscal year.

ITEM  12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
            AND RELATED STOCKHOLDER MATTERS.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2009, the Company had two equity incentive plans under which equity securities were authorized for issuance to the Company's directors, officers, employees and other persons who performed substantial services for or on behalf of the Company. The "1995 Stock Option Plan", which expired in May 2005, remains only to the extent necessary to govern outstanding options issued under the Plan. At the Company's 2006 Annual Meeting of Stockholders, the stockholders approved the "2006 Stock Incentive Plan", which authorizes granting up to 5,000,000 options for up to 5,000,000 shares of the Company's common stock.

The following table provides certain information relating to the 1995 Stock Option Plan and the 2006 Stock Incentive Plan as of December 31, 2009:








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

Equity              1,070,000                $0.18               4,415,000
compensation plans
approved by
security holders

Equity                                        N/A
compensation plans
not approved by
security holders
                     _________                                  _________
           TOTAL     1,070,000                                  4,415,000
                     _________                                  _________

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our Common Stock as of March 30, 2010 for:

* each person who is known to own beneficially more than 5% of our outstanding Common Stock;

* each of our executive officers and directors; and

* all executive officers and directors as a group.

The percentage of beneficial ownership for the following table is based on 78,624,789 shares of Common Stock outstanding as of March 30, 2010.

Unless otherwise indicated below, to the Company's knowledge, all persons and entities listed below have sole voting and investment power over their shares of Common Stock.

                                            Amount and
                                             nature of
                                            beneficial            Percent of
Name and address of beneficial owner        ownership              class (1)

Albert E. Whitehead,                        18,683,105 shares (2)    23.72%
Chairman of the Board and
Chief Executive Officer
3214 E. 73rd Street
Tulsa, OK  74136-5927

John C. Kinard,                               781,331 shares (3)      0.99%
Director
52 S. Roslyn Street
Denver, CO  80230


                                       -21-
Montague H. Hackett, Jr.                   14,453,582 shares (4)     18.16%
Director
550 Park Avenue
New York, NY  10065

All current directors and executive officers
as a group (3 persons)                    33,918,018 shares  (5)     42.30%

(1) The percentage ownership for each person is calculated in accordance with the rules of the SEC, which provide that any shares a person is deemed to beneficially own by virtue of having a right to acquire shares upon the conversion of options or other rights are considered outstanding solely for purposes of calculating such person's percentage ownership.

 (2)  This number includes: (i) 15,712,822 shares directly owned by the Albert
E. Whitehead Living Trust, of which Mr. Whitehead is the trustee; (ii)
125,000 shares Mr. Whitehead has the right to acquire pursuant to a warrant;
(iii) 30,000 shares owned by Mr. Whitehead's grandchildren for which he acts as custodian; and (iv) 2,815,283 shares directly owned by the Lacy E. Whitehead Living Trust, of which Ms. Whitehead, Mr. Whitehead's wife, is trustee. Mr. Whitehead disclaims any interest in the shares owned by the Lacy
E. Whitehead Living Trust and the shares owned by his grandchildren.

(3)  This number includes: (i) 161,331 shares directly owned by Mr. Kinard;
(ii) 220,000 shares Mr. Kinard has the right to acquire pursuant to options granted to him under the 1995 Stock Option Plan; (iii) 250,000 shares
Mr. Kinard has the right to acquire pursuant to options granted to him under the Company's 2006 Stock Option Plan; and (iv) 150,000 shares directly owned by Mr. Kinard's wife, of which Mr. Kinard disclaims any interest.

(4)  This number includes (i) 9,287,510 shares directly owned by Mr. Hackett
(ii) 400,000 shares Mr. Hackett has the right to acquire under the Company's 2006 Stock Option Plan; (iii) 312,500 shares Mr. Hackett has the right to acquire pursuant to a warrant; (iv) 1,928,572 shares directly owned by the Trust F/B/O Melinda Hackett and 125,000 shares the same trust has the right to acquire pursuant to a warrant, of which Mr. Hackett disclaims any interest;
(v) 1,667,857 shares directly owned by the Trust F/B/O Montague H. Hackett, III and 125,000 shares the same trust has the right to acquire pursuant to a warrant, of which Mr. Hackett disclaims any interest; and (vi) 607,143 shares directly owned by Mayme M. Hackett, Mr. Hackett's wife, of which Mr. Hackett disclaims any interest.

 (5) This number is based on the numbers listed in footnotes 2 through 4 above.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
            INDEPENDENCE.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

From time to time in the past, Mr. Whitehead, the Company's Chief Executive Officer, has advanced the Company monies to finance its operating activities. There were no such amounts advanced during the fiscal year ended December 31, 2009. All of the amounts previously advanced by Mr. Whitehead were converted to common stock at the current market price at date of conversion of $0.13 per share during the fiscal year ended December 31, 2008. No interest is being accrued on the advanced amount. As of December 31, 2009, the Company owed Mr.

                                -22-
Whitehead $0 in connection with advances made to the Company. Mr. Whitehead did participate in the Company's 2009-2010 private placement.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of the fees billed or to be billed to the Company by Tullius Taylor Sartain & Sartain LLP, or its successor, HoganTaylor LLP the Company's independent registered public accounting firm, for professional services rendered for the fiscal years ended December 31, 2009 and December 31, 2008:

Fee Category              Fiscal 2009 Fees          Fiscal 2008 Fees

Audit Fees (1)              $ 35,000                   $ 35,000
Audit-Related Fees (2)          -0-                       -0-
Tax Fees                        -0-                       -0-
All Other Fees (3)              -0-                       -0-

Total Fees                  $ 35,000                   $ 35,000

 (1) Audit Fees consist of aggregate fees billed for professional services rendered for the audit of the Company's annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2009 and December 31, 2008, respectively.

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

                                       -23-
ITEM 15. EXHIBITS

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

10.3 Letter Agreement dated May 8, 2003 between the Company and O. F. Duffield (incorporated herein by reference to Exhibit 10.6 of the Company's Form 10-KSB for the year ended December 31, 2003, which was filed March 30, 2004).

10.4 2006 Stock Incentive Plan (incorporated herein by reference to Exhibit A to the Company's 2006 Proxy Statement on Schedule 14A dated May 10,
      2006).

10.5 Form of Non-qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.2 to the Company's Form 8-K dated June 5, 2006, which was filed on June 9, 2006).

10.6 Form of Non-qualified Stock Option Agreement for Non-employee Directors (incorporated herein by reference to Exhibit 10.3 to the Company's Form 8-K dated June 5, 2006, which was filed on June 9, 2006).

10.7 Form of Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.4 to the Company's Form 8-K dated June 5, 2006, which was filed on June 9, 2006).

10.8 Form of Securities Purchase Agreement entered into between Empire Petroleum Corporation and certain accredited investors in connection with 2006 private placement (incorporated herein by reference to Exhibit
      10.1 to the Company's Form 10-QSB for the period ended June 30, 2006, which was filed on August 23, 2006).

10.9 Form of Securities Purchase Agreement entered into between Empire Petroleum Corporation and certain accredited investors in connection with 2007 private placement (incorporated herein by reference to Exhibit
      10.1 to the Company's Form 8-K dated April 4, 2007, which was filed or April 10, 2007).



                                       -24-
10.10 Form of Securities Purchase Agreement entered into between Empire Petroleum Corporation and certain accredited investors in connection with the 2009 private placement (incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q for the period ended September 30, 2009, which was filed on November 16, 2009).

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

                                     Empire Petroleum Corporation
                                     (Registrant)

Date:  March 30, 2010                 By:       /s/Albert E. Whitehead
                                                Albert E. Whitehead
                                                Chief Executive Officer
                                                (principal executive officer,
                                                 principal financial officer
                                                 and principal accounting
                                                 officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                 Title                              Date

/s/Albert E. Whitehead    Chairman, Chief Executive Officer  March 30, 2010
Albert E. Whitehead

/s/John C. Kinard         Director                           March 30, 2010
John C. Kinard

/s/Montague H. Hackett, Jr.  Director                        March 30, 2010
Montague H. Hackett, Jr.











                                       -25-
                       EMPIRE PETROLEUM CORPORATION

                          FINANCIAL STATEMENTS

                               CONTENTS

                                                     Page No.

Balance Sheets as of December 31, 2009
  and 2008                                             F-2
Statements of Operations for the years ended
  December 31, 2009 and 2008                           F-3
Statements of Changes in Stockholders' Equity
  for the years ended December 31, 2009 and
  2008                                                 F-4
Statements of Cash Flows for the years ended
  December 31, 2009 and 2008                           F-5
Notes to Financial Statements                    F-6 through F-14










































                         REPORT OF INDEPENDENT

                  REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Empire Petroleum Corporation

We have audited the accompanying balance sheets of Empire Petroleum Corporation as of December 31, 2009 and 2008, and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Empire Petroleum Corporation as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

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

We were not engaged to examine management's assertion about the effectiveness of Empire Petroleum Corporation's internal control over financial reporting as of December 31, 2009, included in the accompanying Management's Annual Report on Internal Controls and, accordingly, we do not express an opinion thereon.


                                  /s/ HOGANTAYLOR LLP
                                      Tulsa, Oklahoma
                                      March 30, 2010







                                       F-1
                        EMPIRE PETROLEUM CORPORATION

                               BALANCE SHEETS

                          December 31, 2009 and 2008


             ASSETS                                       2009           2008
                                                   ___________    ____________

Current assets:
  Cash                                             $ 1,171,565     $   124,122
  Accounts receivable (net of allowance
                       of $3,750)                       45,915          12,158
  Prepaid expenses                                           0           9,075
                                                   ___________     ___________

         Total current assets                        1,217,480         145,355
                                                   ___________     ___________

Property & equipment, net of accumulated
   depreciation and depletion                          920,215         969,842
                                                   ___________     ___________

                                                  $  2,137,695     $ 1,115,197
                                                   ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities        $     10,583          19,392
                                                   ___________     ___________

        Total current liabilities                       10,583          19,392

Long term liabilities:
  Asset retirement obligation                           34,200          52,200
                                                   ___________     ___________
        Total liabilities                               44,783          71,592
                                                   ___________     ___________
Stockholders' equity
  Common stock-$.001 par value, authorized              74,553          57,193
   100,000,000 shares, issued 74,553,361 and
   57,193,128 shares, respectively
  Additional paid in capital                        13,149,578      11,901,722
  Accumulated deficit                              (11,131,219)    (10,915,310)
                                                   ___________     ___________

        Total stockholders' equity                   2,092,912       1,043,605
                                                   ___________     ___________

                                                  $  2,137,695     $ 1,115,197
                                                   ===========     ===========


See accompanying notes to financial statements.




                                       F-2
                         EMPIRE PETROLEUM CORPORATION

                           STATEMENTS OF OPERATIONS

                    Years Ended December 31, 2009 and 2008


                                                           2009          2008
                                                  _____________  ____________
Revenue:
  Petroleum sales                                 $       9,794  $     21,154
                                                  _____________  ____________
                                                          9,794        21,154
                                                  _____________  ____________

Costs and expenses:
  Production & operating                                120,251       188,041
  General & administrative                              209,674       274,178
                                                  _____________  ____________
                                                        329,925       462,219
                                                  _____________  ____________
  Operating income (loss)                            (  320,131)   (  441,065)
                                                  _____________  ____________
Other (income) and expense:
  Gain on Sale of Asset                              (  102,707)            0
  Miscellaneous (income) expense                              0    (    4,409)
  Interest income                                    (    1,515)            0
                                                  _____________  ____________
Total other (income)
  expense                                            (  104,222)    (   4,409)
                                                  _____________  ____________

Net loss applicable to common stock               $  (  215,909) $ (  436,656)
                                                  _____________  ____________

Net loss
  per common share basic & diluted                $        (.00) $       (.01)

                                                  _____________  ____________
Weighted average number of
  common shares
  outstanding, basic & diluted                       59,722,307    56,909,473
                                                  _____________  ____________


See accompanying notes to financial statements.













                                      F-3
                        EMPIRE PETROLEUM CORPORATION
              STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  Years ended December 31, 2009 and 2008



                                   Additional
                           Par     Paid in     Accumulated
              Shares       Value   Capital       Deficit       Total
              ___________  _______  ___________  ____________  ___________

Balances December 31, 2009

               55,080,190  $55,080 $11,532,176  $(10,478,654)  $1,108,602

Net loss           -          -           -         (436,656)    (436,656)

Value of services
 contributed by
 Employee          -          -         50,000           -         50,000

Issuance of Stock Options     -         46,977           -         46,977

Issuance of Common Stock

               2,112,938     2,113     272,569           -        274,682

               __________  _______   __________  ___________  ___________

Balances December 31, 2008

               57,193,128   57,193   11,901,722  (10,915,310)   1,043,605

Net loss            -         -           -       (  215,909)  (  215,909)
Value of services
 contributed by
 Employee           -         -          50,000        -           50,000

Issuance of Common Stock

                17,360,233  17,360    1,197,856         -       1,215,216
                __________  _______   _________    __________ ___________

Balances December 31, 2009

                74,553,361 $74,553  $13,149,578  $(11,131,219)$ 2,092,912

See accompanying notes to financial statements.











                                        F-4
                        EMPIRE PETROLEUM CORPORATION

                         STATEMENTS OF CASH FLOWS

                   Years ended December 31, 2009 and 2008

                                                        2009         2008
                                                     ___________  ___________
Cash flows from operating activities:
Net loss                                             $  (215,909) $  (436,656)
Adjustments to reconcile net loss to
net cash used in operating activities:

   Value of services contributed by
      Employee                                            50,000       50,000
      Stock Option Plan expense                                0       46,977
   Gain on sale of Cheyenne River Prospect              (102,707)           0

Change in operating assets and
  liabilities:

   Accounts receivable                                   (33,757)      79,611
   Prepaid expenses                                        9,075        1,983
   Accounts payable and accrued
     liabilities                                          (8,809)      (5,898)
                                                     ___________  ___________
Net cash used in operating activities                   (302,107)    (263,983)
                                                     ___________  ___________
Cash flows from investing activities:
  Sale of royalty interest                                     0       16,500
  Sale of Cheyenne River Interest                        166,525            0
  Acquisition of lease acres                             ( 7,191)     (13,025)
  Purchase of option on South Okie Prospect              (25,000)           0
                                                    ____________  ___________
Net cash provided by (used in) investing
  activities                                             134,334        3,475
                                                    ____________  ___________

Cash flows from financing activities:
  Proceeds from private equity placement               1,215,216            0
                                                    ____________  ___________
Net cash provided by financing
  activities                                           1,215,216            0
                                                    ____________  ___________

Net increase (decrease) in cash                        1,047,443     (260,508)
Cash - Beginning of year                                 124,122      384,630
                                                    ____________  ___________
Cash - End of year                                  $  1,171,565  $   124,122
                                                    ____________   ___________

Supplemental disclosure of cash flow information:
   Accounts payable to related party converted to
   common stock                                     $          0 $    274,682
                                                    ____________   __________

See accompanying notes to financial statements.


                                       F-5
                        EMPIRE PETROLEUM CORPORATION

                        NOTES TO FINANCIAL STATEMENTS

                         DECEMBER 31, 2009 and 2008

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

Virtually all of the Company's assets are invested in the Gabbs Valley and South Okie Prospects, both of which are unproven, that is, they have not been evaluated as being capable of producing economical quantities of reserves. The Company acquired additional leasehold interests in and drilled a test well on its Gabbs Valley Prospect in 2006. Completion of the test well was suspended pending evaluation of the geologic information and the securing of additional capital to continue the evaluation and possibly to complete the well. The well was plugged and abandoned. Having completed a financing (See Subsequent Events), the Company is currently finalizing plans to drill a new test well on this prospect. Drilling operations are expected to commence in April 2010.

The Company plans to supplement current studies of the South Okie Prospect with a seismograph evaluation to verify the potential of the prospect. The Company has acquired 11 miles of seismic and expected studies of this data was completed in early January 2010 and an additional geological study was also completed early January. The option allows the Company to purchase the leasehold interests for $35,000. Based on these studies the Company expects to exercise its option.

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

(b) Per share amounts:

The Company calculates and discloses basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). The computation of basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of outstanding common shares during the period.

Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses. As a result, if there is a loss from continuing operations, Diluted EPS is computed in the same manner as Basic EPS is computed. At December 31, 2009 the Company had 1,070,000 and 4,312,500 options and warrants outstanding, respectively, that were not included in the calculation of earnings per share. Such financial instruments may become dilutive and would then need to be included in future calculations of Diluted EPS.

(c) Income taxes:

The Company accounts for income taxes in accordance with the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to the taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is established if management determines it is more likely than not that some portion of a deferred tax asset will not be realized.



                                       F-7
(d) Financial instruments:

The carrying value of current assets and current liabilities approximate their fair value due to the relatively short period to maturity of the instruments.

(e) Stock option plan:

The Company expenses options granted over the vesting period based on the grant date fair value of the award.

(f) Obligations associated with the retirement of assets:

The Company follows Financial Accounting Standards Board (FASB) guidance on accounting for asset retirement obligations, which among other matters, addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This guidance requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred, with the associated asset retirement cost capitalized as part of the related asset and allocated to expense over the asset's useful life. The Company applies its analysis to producing wells. The Company accrued $34,200 at December 31, 2009 and $52,200 at December 31, 2008 as an asset retirement obligation for wells in Wyoming and Nevada, which was recorded as an expense since the well costs have been fully impaired.

(g) Recent Accounting Pronouncements:

The Financial Accounting Standards Board ("FASB") periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. The Company has reviewed the recently issued pronouncements and concluded that the following new accounting standards are applicable:

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-03, "Oil and Gas Reserve Estimation and Disclosures." This ASU amends the FASB's Accounting Standards Codification (ASC) Topic 932, "Extractive Activities-Oil and Gas" to align the accounting requirements of Topic 932 with the Securities and Exchange Commission's final rule, "Modernization of the Oil and Gas Reporting Requirements" issued on December 31, 2008. In sum, the revisions in ASU 2010-3 modernize the disclosure rules to better align with current industry practices and expand the disclosure requirements for equity method investments so that more useful information is provided. More specifically, the main provisions include the following:

     An expanded definition of oil and gas producing activities to include nontraditional resources such as bitumen extracted from oil sands.

     The use of an average of the first-day-of-the-month price for the 12-month period, rather than a year-end price for determining whether reserves can be produced economically.

     Amended definitions of key terms such as "reliable technology" and "reasonable certainty" which are used in estimating proved oil and gas reserve quantities.




                                       F-8
     A requirement for disclosing separate information about reserve quantities and financial statement amounts for geographical areas representing 15 percent or more of proved reserves.

     Clarification that an entity's equity investments must be considered in determining whether it has significant oil and gas activities and a requirement to disclose equity method investments in the same level of detail as is required for consolidated investments.

This ASU is effective for annual reporting periods ended on or after December 31, 2009, and it requires (1) the effect of the adoption to be included within each of the dollar amounts and quantities disclosed,
(2) qualitative and quantitative disclosure of the estimated effect of adoption on each of the dollar amounts and quantities disclosed, if significant and practical to estimate and (3) the effect of adoption on the financial statements, if significant and practical to estimate. The adoption of this standard will not have a material effect on our financial statements until such time as the Company has reportable oil and gas reserves.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, "Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements." This Update requires new disclosures regarding the amount of transfers in or out of Levels 1 and 2 along with the reason for such transfers and also requires a greater level of disaggregation when disclosing valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This Update also includes conforming amendments to the guidance on employers' disclosures about postretirement benefit plan assets. The disclosures will be required for reporting beginning in the first quarter 2010. Also, beginning with the first quarter 2011, the Standard requires additional categorization of items included in the rollforward of activity for Level 3 inputs on a gross basis. Adoption of this standard will not have a material effect on the financial statements.

In June 2009, the FASB issued new guidance that amended the existing criteria for consolidating variable interest entities ("VIEs"). The new consolidation criteria will require an ongoing qualitative assessment of which entity has the power to direct matters that most significantly impact the activities of a VIE and has the obligation to absorb losses or benefits that could be potentially significant to the VIE. The new guidance is effective for fiscal years beginning after November 15, 2009. Adoption of this standard will not have a material effect on the financial statements.

In June 2009, the FASB issued authoritative guidance which established the FASB Accounting Standards Codification ("ASC" or "Codification") as the source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities, and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification supersedes all the existing non-SEC accounting and reporting standards upon its effective date and, subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. The guidance is not intended to change or alter existing GAAP. The guidance became effective for us in the fourth quarter of 2009. The guidance did not have an impact on the Company's financial position, results of operations or cash flows. All references to previous numbering of FASB Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts have been removed from the financial statements and accompanying footnotes.



                                       F-9
3. Property and equipment:

In 2002, the Company's management determined that an impairment allowance of $6,496,614 was necessary to properly value the Company's oil and gas properties bringing the net book value of the oil and gas properties to $594,915. The basis for the impairment was the BLM's determination that it did not consider the Timber Draw #1-AH well to be economic. In other words, under the BLM's criteria for economic determination, the well will not pay out the cost incurred to drill and complete the well. However, by authority of the BLM, for the period from April to November 2003, the well was tested for production using production periods of ten days per month. The BLM also advised the Company that since it did not commence another test well prior to August 12, 2002, the Timber Draw Unit had been terminated. Furthermore, a bottom hole pressure survey conducted in April 2002 indicated a limited reservoir for the well. The basis of the impairment described above was calculated using an estimated $10 per acre market price for the leases multiplied by the Company's working interest. During 2003, the Company recorded impairment charges of $266,778 based on working interest percentages granted to a third party for performance of certain activities and management's assessment of certain undeveloped lease values. During 2004, pursuant to the Farmout Agreement, a third party conducted a seismic survey and drilled a test well in the Cheyenne River Prospect. As a result of the reduction in the Company's working interest, a further impairment charge of $188,507 was recorded in 2005. In 2009, the Company sold its interest in the Cheyenne River Prospect for $166,525. The Company's book value of its interests was $81,817. The buyer assumed remediation liability which the Company had recorded at $18,000. As a result, the Company recorded a gain of $102,708 on the sale.

In 2003, the Company acquired a 10% interest in the Gabbs Valley Prospect of Western Nevada by issuing 2,000,000 shares of Company stock. The Company has recorded its investment at $200,000. In 2005, the Company conducted a seismic survey of the Gabbs Valley Prospect based on the results of the seismic survey, during 2006, the Company entered into an agreement to increase its working interest in the prospect to 40% by paying $675,000 plus 55% of the drilling costs through completion. The Company contracted a drilling rig, which commenced drilling the Empire Cobble Cuesta 1-12-12N-34E, Nye County, Nevada in September 2006. After reaching a depth of 5,195 feet the Company ceased drilling operations, ran electronic logs, installed a wellhead, and conditioned the hole so that it might be re-entered or deepened at a later date. In April 2007, the Company re-entered the well and based on the results of drill stem tests, determined that the formation was very sensitive to the mud and water used in drilling the test well, causing clogs in the formation to swell which prevented any oil which might be present to flow into the well bore. The total gross acres of this prospect was increased to 92,826 acres by the acquisition of 30,917 acres from the U.S. Department of Interior in June, 2006 at a cost of $36,689, the acquisition of 9,943.91 acres in September, 2008 at a cost of $13,025 and the acquisition of 7,680 acres in September, 2009 at a cost of $12,615. The Company increased its interest to 57% in the prospect leases in 2007 when one of the joint participants elected to surrender its 30% interest. The Company and the remaining joint owners assumed liabilities of approximately $68,000 to acquire the interest. As of December 31, 2009, the Gabbs Valley Prospect consisted of approximately 92,826 acres of federal leases located in Nye and Mineral Counties, Nevada, of which the Company owns a 57% working interest.

The Company's other property and equipment, totaling $2,561 at December 31, 2009, consists entirely of office furniture, fixtures and equipment, which are fully depreciated.
                                       F-10
4.  Capital Stock:

In 2005, the Company raised $500,000 of net proceeds by selling 5,000,000 shares of newly issued common stock along with warrants to purchase 1,250,000 shares of common stock which, subject to certain restrictions, could have been exercised for a period of one year at an exercise price of $0.25. Proceeds of the original placement were allocated $67,875 to common stock warrants and $432,125 to common stock and paid in capital. In 2006, the warrants were extended twice; the extensions reduced the value of the warrants to $18,250. The value assigned to the warrants was determined using the Black-Scholes option valuation method with the following assumptions: no dividend yield, expected volatility of 154%, risk free interest rate of 3.28% and expected life of one year. Assumptions used for the extensions were: no dividend yield, expected volatility of 153%, risk free interest rate of 4.86% and expected life of 6 months. Subsequent to December 31, 2009 the warrants were extended to August 15, 2010.

In 2006, the Company raised $1,450,000 of net proceeds by selling 7,250,000 shares of newly issued stock along with warrants to purchase 1,812,500 shares of common stock, which, subject to certain restrictions, could have been exercised on or before March 15, 2009 (subsequently extended to August 15, 2010-See Note 10) at an exercise price of $0.50. Proceeds of the placement were allocated $144,675 to common stock warrants and $1,305,325 to common stock and paid in capital. The value assigned to the warrants was determined using the Black-Scholes option valuation method with the following assumptions: no dividend yield, expected volatility of 148% risk-free interest rate of 5.09% and an expected life of one year.

In 2007, the Company raised $1,000,000 of net proceeds by selling 5,000,000 shares of newly issued stock, along with warrants to purchase 1,250,000 shares of common stock, which subject to certain restrictions, could have been exercised until March 15, 2009 (subsequently extended to August 15, 2010 (See
Note 10) at an exercise price of $0.50 per share. Proceeds of the placement were allocated $80,000 to common stock warrants and $920,000 to common stock and paid in capital. The value assigned to the warrants was determined by using the Black-Scholes option valuation methods with the following assumptions: no dividend yield, expected volatility of 136%, risk free interest rate of 4.94%, and an expected useful life of one year.

In 2009, the Company raised $1,215,216 of net proceeds by selling 17,360,233 shares of newly issued common stock. Proceeds will be utilized for the Company's share of costs to drill a new well on the Gabbs Valley Prospect (See Note 1). Subsequent to December 31, 2009 the Company raised an additional $285,000 by selling 4,071,428 shares of newly issued common stock (See Note 10).

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

At the Company's 2006 Annual Meeting of Stockholders, the stockholders approved the 2006 Stock Incentive Plan (the "Plan"). The Plan permits the issuance of stock options, restricted stock awards, and performance shares to employees, officers, directors, and consultants of the Company. Initially,
                                       F-11
and until such time as the Board creates a Compensation Committee, the Board of Directors will administer the Plan. The total number of shares of common stock that may be issued pursuant to awards under the Plan is 5,000,000.
Under the Plan, no participant may receive awards of stock options that cover in the aggregate more than 500,000 shares of common stock in any fiscal year. Unless terminated by the Board, or upon the granting of awards covering all of the shares subject to the Plan, the Plan shall terminate on June 5, 2016.

The Company expenses the cost of options granted over the vesting period of the option based on the grant-date fair value of the award. No options were granted in 2009. For the year ended December 31, 2008, the Company recognized an expense of $46,977 related to options granted under the Plan.

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

As of December 31, 2009, there was no unrecognized compensation expense related to nonvested share-based compensation arrangements under the Plan.

A summary of the Company's Incentive Plan as of December 31, 2009 and changes during the year is presented below:

                                                           Weighted Average
                                           Shares           Exercise Price
                                         _________         _________________

Outstanding at Beginning of Year 2008      755,000                .54

Granted                                    585,000                .12

Cancelled or Exercised                     200,000               1.38

Outstanding at ending of Year 2008       1,140,000                .18

Granted                                          0                .00

Cancelled or Exercised                      70,000               1.38
                                         __________        _________________

Outstanding at End of Year 2009          1,070,000                .16
                                         ==========        =================

The following table summarizes information about stock options outstanding at December 31, 2009:


                                   F-12
                   Options Outstanding              Options Exercisable
           _________________________________________________________________
                            Weighted
                            Average       Weighted                Weighted
Range of       Number       Remaining     Average    Number       Average
Exercise       Outstanding  Contractual   Exercise   Exercisable  Exercise
Prices         at 12/31/09  Life          Price      at 12/31/09  Price
____________________________________________________________________________
$0.10-$0.44    1,070,000    6.43 Years    $0.162     1,070,000    $0.162

No options were granted in 2009.

6. Income taxes:

The provision for income taxes differs from the amount obtained by applying the Federal income tax rate of 34% to income before income taxes. The difference relates to the following items:

                                          2009            2008
Statutory tax rate                         34%             34%
                                       ___________    __________

Expected tax benefit                   $   (70,000)   $ (150,000)
Benefit of losses not recognized            70,000       150,000
                                       ___________   ___________

Tax provision (benefit) as reported    $        -    $     -
                                       ___________   ___________

The components of deferred income taxes at December 31, 2009 are as follows:

                                          2009           2008
                                      ____________   ____________
Deferred tax assets:
  Loss carry-forwards                 $  1,750,000    $ 1,700,000
  Valuation allowance                   (1,250,000)    (1,200,000)
                                       ___________   ____________
                                           500,000        500,000
Deferred tax liabilities:
  Property and equipment                   500,000        500,000
                                       ___________   ____________

Net deferred taxes                     $         -   $          -
                                       ___________   ____________

At December 31, 2009, the Company had net operating loss carryforwards of approximately $5,112,000 which expire beginning in 2011.

Utilization of the Company's loss carryforwards is dependent on realizing taxable income. Deferred tax assets for these carryforwards have been reduced by a valuation allowance up to an amount equal to estimated deferred tax liability.

7. Oil Sale Revenue

The Company currently records revenue from petroleum sales when received from the operator of the well. Oil Sale Revenue is reported net of working interest and overriding royalty amounts due. Prior to 2006, the Company was responsible for distributing allocable portions of oil sale revenue to
                                    F-13
working interest and royalty owners for production in the Cheyenne River Prospect. Accordingly, a liability for estimated royalty payments was recorded when oil sale proceeds were received since a division order had not been completed, certain amounts were credited to royalties payable until the division order issue was resolved.

8. Related party transactions:

In October, 2007, the Company entered into a Participation Agreement whereby it received a 6.25% working interest in the Gaskill well located in the North Boggy Creek Dakota Prospect, Niobrara County, Wyoming for $41,305.
The Participation Agreement was entered into with the Company's Chief Executive Officer. In April 2008, the Gaskill well was re-entered and no oil and gas reserves were determined to be present. The Company has no future plans relating to the North Boggy Creek Prospect.

9. Operating lease:

The Company leases office space under a month to month operating lease agreement with an unrelated party. Monthly lease payments are $1,039.

Rent expense for each of the years ended December 31, 2009 and 2008, was $12,487 and $14,491, respectively.

10.  Subsequent Events

On January 13, 2010, the Company's Board of Directors extended the expiration date of its outstanding warrants from March 15, 2010 to August 15, 2010.

Subsequent to December 31, 2009, the Company completed its private equity placement efforts by raising an additional $285,000 and issuing 4,071,428 newly issued common stock (See Note 5 of the Notes to Financial Statements and Item 5 of Part II).

The Company has exercised a portion of its option on the South Okie Prospect to purchase the 2,630 net lease acres for $17,500. The Company expects to complete the exercise of its options in 2010.






















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

March 30, 2010                    /s/ Albert E. Whitehead
                                  Albert E. Whitehead, Chief Executive
                                  Officer (and principal financial officer)



EXHIBIT 32

                        CERTIFICATION PURSUANT TO
              18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report of Empire Petroleum Corporation (the "Company") on Form 10-K for the period ending December 31, 2009, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Albert E. Whitehead, Chief Executive Officer (and principal financial officer)of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


March 30, 2010                /s/ Albert E. Whitehead
                              Albert E. Whitehead, Chief Executive Officer
                              (and principal financial officer)

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

The foregoing certification is being furnished to the Securities and Exchange Commission as an exhibit to the Report and shall not be considered filed as part of the Report.