Form 10-Q
period 2010-03-31
EMPIRE PETROLEUM CORP
filed 2010-05-12
CIK 887396

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                                Form 10-Q


(Mark One)

[X] Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities
    Exchange Act of 1934

             For the quarterly period ended March 31, 2010

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

                     [ ]  Yes            [ ]  No

                 APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of the registrant's common stock, $0.001 par value, outstanding as of March 31, 2010 was 78,624,789.




































                      EMPIRE PETROLEUM CORPORATION

                          INDEX TO FORM 10-Q

Part I. FINANCIAL INFORMATION                                        Page

Item 1. Financial Statements

Balance Sheets at March 31, 2010 (Unaudited) and
     December 31, 2009                                                   1

Statements of Operations - Three months ended
     March 31, 2010 and 2009 (Unaudited)                                 2

Statements of Cash Flows - Three months ended
     March 31, 2010 and 2009 (Unaudited)                                 3

Notes to Financial Statements                                          4-9

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                     9-12

Item 4. Controls and Procedures                                         12

Part II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds     12

Item 6. Exhibits                                                        12

Signatures                                                              13





























PART I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

                      EMPIRE PETROLEUM CORPORATION

                             BALANCE SHEETS

                                         March 31,       December 31,
                                             2010               2009
                                       (Unaudited)
ASSETS                               ____________       ____________
Current assets:
  Cash                               $  1,393,586       $  1,171,565
  Accounts receivable
   (net of allowance of $3,750
    at March 31, 2010 and
    December 31, 2009)                     45,915             45,915
		                          ___________       ____________
Total current assets                    1,439,501          1,217,480

Property & equipment, net of accumulated
  depreciation and depletion              937,715            920,215
                                      ___________       ____________
Total assets             	       $  2,377,216       $  2,137,695
                                      ___________       ____________
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Account payable and accrued
    liabilities                      $    11,574        $     10,583
                                     ___________         ___________
Total current liabilities                 11,574              10,583

Long-term liabilities:
  Asset retirement obligation             34,200              34,200
                                     ___________        ____________
Total liabilities                         45,774              44,783
                                     ___________        ____________
Stockholders' equity:
  Common stock - $.001 par value,
    authorized 100,000,000 shares,
    issued and outstanding 78,624,789
    and 74,553,361 shares,
    respectively                         78,625               74,553
  Additional paid in capital         13,459,386           13,149,578
  Accumulated deficit               (11,206,569)         (11,131,219)
                                    ___________          ___________
Total stockholders' equity            2,331,442            2,092,912
                                    ___________          ___________

Total liabilities and stockholders'
  equity                            $ 2,377,216          $ 2,137,695
                                    ___________          ___________



         See accompanying notes to unaudited financial statements.



                                     -1-
                         EMPIRE PETROLEUM CORPORATION

                           STATEMENTS OF OPERATIONS

                                 (UNAUDITED)


                                                 Three Months Ended

                                                      March 31,
                         			   ____________________________

                                                      2010           2009
                                             _____________  _____________
Revenue:
  Petroleum sales                            $           0  $       4,501
                                             _____________  _____________
                                                         0          4,501
                                             _____________  _____________

Costs and expenses:
  Production & operating                             9,930         16,386
  General & administrative                          67,061         53,422
                                              ____________  _____________
                                                    76,991         69,808
                                              ____________  _____________
  Operating loss                                   (76,991)       (65,307)
                                              ____________  _____________
Other income:
  Interest income                                    1,641              0
                                              ____________  _____________

Total other income (expense)                         1,641              0
                                              ____________  _____________

Net loss applicable to common stock           $    (75,350) $     (65,307)
                                              ____________  _____________

Net loss per common
  share, basic and
  diluted                                     $       (.00) $       (.00)
                                              ____________  _____________
Weighted average number of
  common shares outstanding,
  basic and diluted                             77,069,412     57,193,128
                                              ____________  _____________






          See accompanying notes to unaudited financial statements.






                                       -2-
                      EMPIRE PETROLEUM CORPORATION

                        STATEMENTS OF CASH FLOWS

                              (UNAUDITED)

                                                 Three Months Ended

                                               March 31,     March 31,
                                                   2010          2009
                                              _________    __________
Cash flows from operating activities:
  Net loss                                  $   (75,350)   $  (65,307)

Adjustments to reconcile net loss
  to net cash used in operating activities:

  Value of services contributed by employee      12,500        12,500
  Stock option plan expense                      16,380             0

Change in operating assets and liabilities:

  Accounts receivable                                 0        (5,187)
  Prepaid expenses                                    0         3,025
  Accounts payable and accrued liabilities          991        (7,737)
                                               ________      ________
Net cash used in
  operating activities                          (45,479)      (62,706)
                                               ________      ________
Cash flows from investing activities:

  Acquisition of lease acres                    (17,500)            0

                                               ________    __________
Cash flows from financing activities:
   Proceeds from private equity placement       285,000             0
                                               ________    __________
Net increase (decrease) in cash                 222,021       (62,706)

Cash - Beginning of period                    1,171,565       124,122
                                               ________    __________
Cash - End of period                         $1,393,586    $   61,416
                                               ________    __________





         See accompanying notes to unaudited financial statements.










                                     -3-
                        EMPIRE PETROLEUM CORPORATION

                       NOTES TO FINANCIAL STATEMENTS

                              March 31, 2010

                                (UNAUDITED)

1.     BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES:

The accompanying unaudited financial statements of Empire Petroleum Corporation ("Empire" or the "Company") have been prepared in accordance with United States generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, the results of operations, and the cash flows for the interim period are included. All adjustments are of a normal, recurring nature. Operating results for the interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

The information contained in this Form 10-Q should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2009 which are contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange
Commission (the "SEC") on March 30, 2010.

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

In June 2005, the Company completed a private placement of 5,000,000 shares of its common stock along with warrants to purchase 1,250,000 shares of its common stock for an aggregate purchase price of $500,000. Subject to certain restrictions, the warrants may be exercised until August 15, 2010 (extended from the previous date of March 15, 2010) at an exercise price of $0.25 per share. Proceeds of the private placement were allocated $67,875 to common stock warrants and $432,125 to common stock and paid-in capital. These funds were used for general corporate purposes and to pay

                                      -4-
the Company's share of the costs associated with its then 10% interest in the Gabbs Valley Oil Prospect in Nevada. By subsequent agreement with Cortez Exploration, LLC (formerly O. F. Duffield) dated May 8, 2006, Empire acquired an additional 30% interest by agreeing to pay $675,000 in land and related costs to Cortez and 45% of the drilling and completion costs on a test well to be known as the Empire Cobble Cuesta 1-12-12-34E, Nye County, Nevada. When combined with the original 10% working interest in the well and lease block which was expanded to 75,201 gross acres by the acquisition of an additional 30,917 acres from the U. S. Department of the Interior on June 14, 2006, the Company's working interest increased to 40%, after paying 55% of the drilling and completion costs of the Empire Cobble Cuesta 1-12-12N-34E test well. To fund this increased interest, the Company initiated a private placement of common stock along with warrants to purchase common stock in June 2006. In connection with this private placement, the Company issued 7,250,000 shares of common stock and warrants to purchase 1,812,500 shares of its common stock at an exercise price of $0.50 per share for an aggregate purchase price of $1,450,000. In April 2007, the Company raised $1,000,000 through a private placement of 5,000,000 shares of its common stock along with warrants to purchase 1,250,000 shares of its common stock which have an exercise price of $0.50 per share which expires August 15, 2010. On August 2, 2007, the
Company acquired an additional 17% interest, which increased its interest in the Gabbs Valley Prospect and leases to 57% (See Note 2). The Company acquired an additional 9,943.91 acres of leases at a September 2008 lease sale and 7,680 acres at a September 2009 lease sale bringing the total acreage in which it has a 57% interest to 92,825 acres. The Company was encouraged by the data it acquired in connection with the drilling, logging and testing of the well. Such data, additional studies of such data, the assistance of geological and engineering consultants and an Advanced Geochemical Imaging Survey conducted in December 2008 led the Company to determine that further drilling is warranted.

The 2009 financing was completed on January 26, 2010 and as of March 31, 2010, the Company had $1,393,586 of cash on hand. In order to sustain the Company's operations on a long-term basis, the Company continues to look for merger opportunities and consider public or private financings. The Company anticipates that it has the funds necessary to continue its operations through the next twelve months.

Compensation of Officers and Employees

The Company's only executive officer serves without pay or other compensation. The fair value of these services is estimated by management and is recognized as a capital contribution. For the three months ended March 31,2010, the Company recorded $12,500 as a capital contribution by its executive officer.

Fair Value Measurements

The Financial Accounting Standards Board ("FASB") fair value measurement standards defines fair value, establishes a consistent framework for measuring fair value and establishes a fair value hierarchy based on the observability of inputs used to measure fair value. The Company's primary marketable asset is cash, and it owns no marketable securities.

2.    PROPERTY AND EQUIPMENT:

GABBS VALLEY PROSPECT

The Company owns a 57% working interest in oil and gas leases in Nye and

                                       -5-
Mineral Counties, Nevada (the "Gabbs Valley Prospect"). Initially, the Company's working interest was 10% and the Gabbs Valley Prospect consisted of 44,604 acres.

As of December 31, 2005, there had been no wells drilled on the Gabbs
Valley Prospect. However, in November 2005, the Company received the results of a 19-mile 2-D swath seismograph survey conducted on the prospect and, based on the results of the survey, the Company and its partners determined that a test well should be drilled on the prospect.
The Company also elected to increase its interest in the prospect by taking a farm-in from Cortez Exploration LLC (formerly O. F. Duffield). Empire agreed to pay Cortez $675,000 in lease costs plus 45% of the costs associated with the drilling of a test well to earn an additional 30% working interest which made its total working interest 40%. The lease block of 44,604 acres was increased to 75,521 acres by the acquisition of an additional 30,917 acres from the Department of the Interior (Bureau of Land Management) in June 2006. The block was reduced to 75,201 acres due to the expiration of one 320-acre lease during 2007. In 2008 and 2009, the Company acquired leases on 17,624 additional acres through federal lease sales, bringing its total to 92,825 acres.

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

In 2008, the Company and its partners engaged W. L. Gore and Associates to carryout an Amplified Geochemical Imaging Survey which covered approximately sixteen square miles. The survey was concentrated along the apex of the large Cobble Cuesta structure which included the areas around the Empire Cobble Cuesta 1-12 exploratory test and the other test well drilled in the immediate area. Both of these tests encountered oil shows and the geochemical survey indicated potential hydrocarbons beyond the two well bores. The Company is currently finalizing plans to drill a new test well on this prospect. A new Federal drilling unit has been formed and approved by the Bureau of Land Management. This unit is known as the Paradise Drilling Unit and contains 40,073 acres out of our total lease block now containing 92,825 acres. The Company is projecting the commencement of drilling operations on the 2-12 location in June or July 2010.

SOUTH OKIE PROSPECT

On August 4, 2009, the Company purchased, for $25,000 and payment of lease rentals of $4,680, a nine-month option to purchase 2,630 net acres of oil and gas leases known as the South Okie Prospect in Natrona County, Wyoming.
                                   -6-
The option allows the Company to purchase the leasehold interests for $35,000. The Tensleep Sand at depths from 3,300 feet to 4,500 feet is the primary target. The Tensleep is an excellent oil reservoir with the potential of 700 barrels of oil per acre foot recovery. The Company plans to supplement current studies of the prospect with a seismograph evaluation to verify the potential of the prospect. As of December 31, 2009, the Company had acquired 11 miles of seismic data and studies of this data were completed in early January 2010. An additional geological study was also completed in early January 2010.
Based on these studies, the Company has exercised its option and hired an engineering firm to advise the Company on drilling this prospect.

3.  EQUITY

On January 13, 2010 the Company extended all of its outstanding warrants to August 15, 2010. Fair values of the extended warrants were estimated at the date of extension using the Black-Scholes Option Valuation Model with the following weighted average assumptions: risk free interest rate of ..15%, volatility factor of the expected market price of the Company's common stock of 144%, no dividend yield, and a weighted average expected life of the warrants of 7 months. As a result of the extension, the outstanding warrants were revalued at $42,838, which had no income statement effect.

On March 17, 2010, John C. Kinard, a member of the Company's Board of Directors, was issued options to purchase 70,000 shares of the Company's common stock under the 2006 Stock Option Plan at a strike price of $0.25 per share. The options immediately vested and expire after ten years. The Company recorded an expense of $16,380 for the options. Fair values were estimated at the date of grant of the options, using the Black-Scholes Option Valuation Model with the following weighted average assumptions:
risk free interest rate of 3.65%, volatility factor of the expected market price of the Company's common stock of 162%, no dividend yield, and a weighted average expected life of the options of 5 years. For the purpose of determining the expected life of the options, the Company utilizes the Simplified Method as defined in Staff Accounting Bulletin No. 107 issued by the SEC.

Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses. As a result, if there is a loss from continuing operations, Diluted EPS is computed in the same manner as Basic EPS. At March 31, 2010, the Company had 1,045,000 and 4,312,500 options and warrants outstanding, respectively, that were not included in the calculation of earnings per share for the periods then ended. Such financial instruments may become dilutive and would then need to be included in future calculations of Diluted EPS. At March 31, 2010, the outstanding options and warrants were considered anti-dilutive since the strike prices were below the market price and since the Company has incurred losses year to date.

During the quarter ended March 31, 2010, the Company received stock subscriptions of $285,000 as a part of its private placement offering, which concluded on January 26, 2010. The subscribers received 4,071,428 shares of stock valued at $.07 per share. The shares were issued in January 2010. Proceeds will be utilized for the Company's share of costs to drill a new well on the Gabbs Valley Prospect (See Note 2). Any remaining funds will be used for general working capital purposes.


                                       -7-
4.   RECENTLY ISSUED ACCOUNTING STANDARDS

The Financial Accounting Standards Board (FASB) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. The Company has reviewed the recently issued pronouncements and concluded that the following new accounting standards are applicable:

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-03, "Oil and Gas Reserve Estimation and Disclosures." This ASU amends the FASB's Accounting Standards Codification (ASC) Topic 932, "Extractive Activities-Oil and Gas" to align the accounting requirements of Topic 932 with the Securities and Exchange Commission's final rule, "Modernization of the Oil and Gas Reporting Requirements" issued on December 31, 2008. In sum, the revisions in ASU 2010-0 modernize the disclosure rules to better align such rules with current industry practices and expand the disclosure requirements for equity method investments so that more useful information is provided. More specifically, the main provisions include the following:

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

This ASU is effective for annual reporting periods ended on or after December 31, 2009, and it requires (1) the effect of the adoption to be included within each of the dollar amounts and quantities disclosed,
(2) qualitative and quantitative disclosure of the estimated effect of adoption on each of the dollar amounts and quantities disclosed, if significant and practical to estimate and (3) the effect of adoption on the financial statements, if significant and practical to estimate. The adoption of this standard will not have a material effect on the Company's financial statements until such time as the Company has reportable oil and gas reserves.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, "Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements." This Update requires new disclosures regarding the amount of transfers in or out of Levels 1 and 2 along with the reason for such transfers and also requires a greater level of disaggregation when disclosing valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This Update also includes conforming amendments to the guidance on employers' disclosures about postretirement benefit plan assets. The disclosures are required for reporting beginning

                                       -8-
in the first quarter 2010. Also, beginning with the first quarter 2011, the standard requires additional categorization of items included in the rollforward of activity for Level 3 inputs on a gross basis. Adoption of this standard will not have a material effect on the financial statements.

In June 2009, the FASB issued new guidance that amended the existing criteria for consolidating variable interest entities (VIEs). The new consolidation criteria will require an ongoing qualitative assessment of which entity has the power to direct matters that most significantly impact the activities of a VIE and has the obligation to absorb losses or benefits that could be potentially significant to the VIE. The new guidance is effective for fiscal years beginning after November 15, 2009. Adoption of this standard will not have a material effect on the financial statements.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

GENERAL TO ALL PERIODS

The Company's primary business is the exploration and development of oil and gas interests. The Company has incurred significant losses from operations, and there is no assurance that it will achieve profitability or obtain the funds necessary to finance its operations. Sales revenue in 2009 was attributable to the production of oil from the Company's Timber Draw #1-AH and the Hooligan Draw #1-AH wells located in the Eastern Powder River Basin in the State of Wyoming, otherwise known as the Cheyenne River Prospect, which was sold in 2009. For all periods presented, the Company's effective tax rate is 0%. The Company has generated net operating losses since inception, which would normally reflect a tax benefit in the statement of operations and a deferred asset on the balance sheet. However, because of the current uncertainty as to the Company's ability to achieve profitability, a valuation reserve has been established that offsets the amount of any tax benefit available for each period presented in the statements of operations.

THREE MONTH PERIOD ENDED MARCH 31, 2010, COMPARED TO THREE MONTH PERIOD ENDED MARCH 31, 2009.

For the three months ended March 31, 2010, sales revenue decreased $4,501 to $0 compared to $4,501 for the same period during 2009. The decrease in sales revenue was the result of the Timber Draw #1-AH and the Hooligan Draw #1-AH wells being sold.

Production and operating expenses decreased $6,456 to $9,930 for the three months ended March 31, 2010, from $16,386 for the same period in 2009.
The decrease was primarily due to lower costs due to the sale of the Cheyenne River Prospect in 2009.

General and administrative expenses increased by $13,639 to $67,061 for the three months ended March 31, 2010, from $53,422 for the same period in 2009. The increase was primarily due to costs associated with the issuance of stock options in 2010.

RECENTLY ISSUED ACCOUNTING STANDARDS

The Financial Accounting Standards Board (FASB) periodically issues new accounting standards in a continuing effort to improve standards of financial
                                       -9-
accounting and reporting. The Company has reviewed the recently issued pronouncements and concluded that the following new accounting standards are applicable:

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-03, "Oil and Gas Reserve Estimation and Disclosures." This ASU amends the FASB's Accounting Standards Codification (ASC) Topic 932, "Extractive Activities-Oil and Gas" to align the accounting requirements of Topic 932 with the Securities and Exchange Commission's final rule, "Modernization of the Oil and Gas Reporting Requirements" issued on December 31, 2008. In sum, the revisions in ASU 2010-0 modernize the disclosure rules to better align such rules with current industry practices and expand the disclosure requirements for equity method investments so that more useful information is provided. More specifically, the main provisions include the following:

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

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, "Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements." This Update requires new disclosures regarding the amount of transfers in or out of Levels 1 and 2 along with the reason for such transfers and also requires a greater level of disaggregation when disclosing valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This Update also includes conforming amendments to the guidance on employers' disclosures about postretirement benefit plan assets. The disclosures are required for reporting beginning in the first quarter 2010. Also, beginning with the first quarter 2011, the standard requires additional categorization of items included in the rollforward of activity for Level 3 inputs on a gross basis. Adoption of this standard will not have a material effect on the financial statements.

                                       -10-
In June 2009, the FASB issued new guidance that amended the existing criteria for consolidating variable interest entities (VIEs). The new consolidation criteria will require an ongoing qualitative assessment of which entity has the power to direct matters that most significantly impact the activities of a VIE and has the obligation to absorb losses or benefits that could be potentially significant to the VIE. The new guidance is effective for fiscal years beginning after November 15, 2009. Adoption of this standard did not have a material effect on the financial statements.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

As of March 31, 2010, the Company had $1,393,586 of cash on hand. The Company believes that its cash on hand will allow it to finance its operations for the next twelve months. In order to sustain the Company's operations on a long-term basis, the Company intends to continue to look for merger opportunities and consider public or private financings. The Company plans to undertake further exploration of the Gabbs Valley Prospect in 2010.

OUTLOOK

As stated elsewhere in this Form 10-Q, on May 1, 2007, after further testing of the Company's only well in the Gabbs Valley Prospect, the Company decided to partially plug and abandon the well since no hydrocarbons were recovered. However, the Company was encouraged by the data it acquired in connection with the drilling, logging and testing of the well. Such data, additional studies of such data, the assistance of geological and engineering consultants and an Advanced Geochemical Imaging Survey conducted in December 2008 led the Company to determine that further drilling is warranted. It is possible that excessive mud exposure in the hole for over five months seriously impeded the process of recovering hydrocarbons. It was determined that a new test well should be drilled using a different method of drilling. The Company has secured the necessary funds to pay its 57% interest in a new test well which will be located in close proximity to the Cobble Cuesta 1-12.

MATERIAL RISKS

The Company has incurred significant losses from operations and there is no assurance that it will achieve profitability or obtain the funds necessary to finance continued operations. For other material risks, see the Company's Form 10-K for the period ended December 31, 2009, which was filed on March 30, 2010.

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q, including this section, includes certain statements that may be deemed "forward-looking statements" within the meaning of federal securities laws. All statements, other than statements of historical facts, that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including future sources of financing and other possible business developments, are forward-looking statements. Such statements are subject to a number of assumptions, risks and uncertainties and could be affected by a number of different factors, including the Company's failure to secure short and long-term financing necessary to sustain and grow its operations, increased competition, changes in the markets in which the Company participates and the

                                       -11-
technology utilized by the Company and new legislation regarding environmental matters. These risks and other risks that could affect the Company's business are more fully described in reports it files with the SEC, including its Form 10-K for the fiscal year ended December 31, 2009. Actual results may vary materially from the forward-looking statements.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 17, 2010, John C. Kinard, a member of the Company's Board of Directors, was issued options to purchase 70,000 shares of the Company's common stock under the 2006 Stock Option Plan at a strike price of $0.25 per share. The options immediately vested and expire after ten years. The options were not registered under the Securities Act of 1933, as amended, and were issued in exchange for Director's services.

The Company relied on the exemption set forth in Section 4(2) of the Securities Act of 1933, as amended, in connection with the issuance of the options described above. Mr. Kinard is a sophisticated person, there was no underwriting in connection with the issuance of these options and no commissions were paid to any party upon such issuance. Additional information about the issuance of these options can be found in Note 3 in the Notes to Financial Statements.

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


                                        EMPIRE PETROLEUM CORPORATION



Date:  May 12, 2010                    By: /s/ Albert E. Whitehead
                                                ___________________
                                                Albert E. Whitehead
                                                Chairman, Chief Executive
                                                  Officer and Principal
                                                  Financial Officer

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


May 12, 2010                          /s/ Albert E. Whitehead
                                       Albert E. Whitehead,
                                       Chief Executive Officer and
                                         Principal Financial Officer







                                       -14-
EXHIBIT 32

                        CERTIFICATION PURSUANT TO
                         18 U.S.C. SECTION 1350,
                         AS ADOPTED PURSUANT TO
              SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Empire Petroleum Corporation (the "Company") on Form 10-Q for the period ending March 31, 2010 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Albert E. Whitehead, Chief Executive Officer (and principal financial officer) of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

 (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
 (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

May 12, 2010                               /s/ Albert E. Whitehead
                                            Albert E. Whitehead
                                            Chief Executive Officer and
                                               Principal Financial Officer


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