Form 10-Q
period 2010-06-30
EMPIRE PETROLEUM CORP
filed 2010-08-13
CIK 887396

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                                Form 10-Q


(Mark One)

[X] Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities
    Exchange Act of 1934

             For the quarterly period ended June 30, 2010

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

                     [ ]  Yes            [ ]  No

                 APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of the registrant's common stock, $0.001 par value, outstanding as of August 13, 2010 was 83,069,235




































                      EMPIRE PETROLEUM CORPORATION

                          INDEX TO FORM 10-Q

Part I. FINANCIAL INFORMATION                                        Page

Item 1. Financial Statements

Balance Sheets at June 30, 2010 (Unaudited) and
     December 31, 2009                                                   1

Statements of Operations - Three months and six months ended
     June 30, 2010 and 2009 (Unaudited)                                  2

Statements of Cash Flows - Six months ended
     June 30, 2010 and 2009 (Unaudited)                                  3

Notes to Financial Statements                                          4-9

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                     9-11

Item 4. Controls and Procedures                                         11

Part II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds  11-12

Item 6. Exhibits                                                        12

Signatures                                                              12





























PART I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

                      EMPIRE PETROLEUM CORPORATION

                             BALANCE SHEETS

                                         June 30,       December 31,
                                             2010               2009
                                       (Unaudited)
ASSETS                               ____________       ____________
Current assets:
  Cash                               $    916,410       $  1,171,565
  Accounts receivable
   (net of allowance of $3,750
    at June 30, 2010 and
    December 31, 2009)                     45,915             45,915
		                          ___________       ____________
Total current assets                      962,325          1,217,480

Property & equipment, net of accumulated
  depreciation and depletion            1,468,604            920,215
                                      ___________       ____________
Total assets             	       $  2,430,929       $  2,137,695
                                      ___________       ____________
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Account payable and accrued
    liabilities                      $    19,786        $     10,583
                                     ___________         ___________
Total current liabilities                 19,786              10,583

Long-term liabilities:
  Asset retirement obligation             34,200              34,200
                                     ___________        ____________
Total liabilities                         53,986              44,783
                                     ___________        ____________
Stockholders' equity:
  Common stock - $.001 par value,
    authorized 100,000,000 shares,
    issued and outstanding 80,569,233
    and 74,553,361 shares,
    respectively                         80,569               74,553
  Additional paid in capital         13,644,942           13,149,578
  Accumulated deficit               (11,348,568)         (11,131,219)
                                    ___________          ___________
Total stockholders' equity            2,376,943            2,092,912
                                    ___________          ___________

Total liabilities and stockholders'
  equity                            $ 2,430,929          $ 2,137,695
                                    ___________          ___________



         See accompanying notes to unaudited financial statements.



                                     -1-
                         EMPIRE PETROLEUM CORPORATION

                           STATEMENTS OF OPERATIONS

                                 (UNAUDITED)


                             Three Months Ended           Six Months Ended

                                  June 30,                      June 30,
                         ____________________________  ________________________

                                  2010           2009          2010        2009
                         _____________  _____________  ____________  __________
Revenue:
  Petroleum sales        $           0  $       5,292  $          0 $     9,794
                         _____________  _____________  ____________  __________
                                     0          5,292             0       9,794
                         _____________  _____________  ____________  __________

Costs and expenses:
  Production & operating        71,896        25,001        81,826       41,387
  General & administrative      71,369        65,175       138,430      118,597
                          ____________  _____________  ____________  __________
                               143,265        90,176       220,256      159,984
                          ____________  _____________  ____________  __________
  Operating loss              (143,265)      (84,884)     (220,256)    (150,190)
                          ____________  _____________  ____________  __________
Other income and (expense):
  Gain on sale of Cheyenne
    River Prospect                   0       102,708             0      102,708
  Interest income                1,266             0         2,907            0
  Interest expense                   0             0             0            0
                          ____________  _____________  ____________  __________

Total other income and
   (expense)                     1,266       102,708         2,907      102,708
                          ____________  _____________  ____________  __________

Net income (loss)         $   (141,999) $    (17,824)  $  (217,349) $   (47,482)
                          ____________  _____________  ____________  __________

Net income (loss) per common
  share, basic and
  diluted                 $      (.00)  $       (.00)  $      (.00) $     (.00)
                          ____________  _____________  ____________  __________
Weighted average number of
  common shares outstanding,
  basic and diluted         78,776,024    57,193,128    77,931,359  57,193,128
                          ____________  _____________  ____________ ___________







          See accompanying notes to unaudited financial statements.

                                       -2-
                      EMPIRE PETROLEUM CORPORATION

                        STATEMENTS OF CASH FLOWS

                              (UNAUDITED)

                                                  Six Months Ended

                                               June 30,      June 30,
                                                   2010          2009
                                              _________    __________
Cash flows from operating activities:
  Net loss                                  $  (217,349)   $  (47,482)

Adjustments to reconcile net loss
  to net cash used in operating activities:

  Value of services contributed by employee      25,000        25,000
  Stock option plan expense                      16,380             0
  Gain on sale of cheyenne river prospect             0      (102,708)

Change in operating assets and liabilities:

  Accounts receivable                                 0         3,040
  Prepaid expenses                                    0         6,050
  Accounts payable and accrued liabilities        9,203       (18,838)
                                               ________      ________
Net cash used in
  operating activities                         (166,766)     (134,938)
                                               ________      ________
Cash flows from investing activities:

  Acquisition of lease acres                    (35,000)            0
  Well equipment & drilling costs              (513,389)            0
  Sale of cheyenne river interests                    0       166,524
                                               ________      ________
Net cash provided by (used in)investing
  activities                                   (548,389)      166,524
                                               ________      ________
Cash flows from financing activities:
   Proceeds from private equity placement       460,000             0
                                               ________      ________
Net increase (decrease) in cash                (255,155)       31,586

Cash - Beginning of period                    1,171,565       124,121
                                               ________      ________
Cash - End of period                         $  916,410    $  155,707
                                               ________      ________





         See accompanying notes to unaudited financial statements.





                                     -3-
                        EMPIRE PETROLEUM CORPORATION

                       NOTES TO FINANCIAL STATEMENTS

                              June 30, 2010

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

In June 2005, the Company completed a private placement of 5,000,000 shares of its common stock along with warrants to purchase 1,250,000 shares of its common stock for an aggregate purchase price of $500,000. Subject to certain restrictions, the warrants may be exercised until November 15, 2010 (extended from the previous date of August 15, 2010) at an exercise price of $0.25 per share. Proceeds of the private placement were allocated $67,875 to common stock warrants and $432,125 to common stock and paid-in capital. These funds were used for general corporate purposes and to pay

                                      -4-
the Company's share of the costs associated with its then 10% interest in the Gabbs Valley Oil Prospect in Nevada. By subsequent agreement with Cortez Exploration, LLC (formerly O. F. Duffield) dated May 8, 2006, Empire acquired an additional 30% interest by agreeing to pay $675,000 in land and related costs to Cortez and 45% of the drilling and completion costs on a test well to be known as the Empire Cobble Cuesta 1-12-12-34E, Nye County, Nevada. When combined with the original 10% working interest in the well and lease block which was expanded to 75,201 gross acres by the acquisition of an additional 30,917 acres from the U. S. Department of the Interior on June 14, 2006, the Company's working interest increased to 40%, after paying 55% of the drilling and completion costs of the Empire Cobble Cuesta 1-12-12N-34E test well. To fund this increased interest, the Company initiated a private placement of common stock along with warrants to purchase common stock in June 2006. In connection with this private placement, the Company issued 7,250,000 shares of common stock and warrants to purchase 1,812,500 shares of its common stock at an exercise price of $0.50 per share for an aggregate purchase price of $1,450,000. In April 2007, the Company raised $1,000,000 through a private placement of 5,000,000 shares of its common stock along with warrants to purchase 1,250,000 shares of its common stock which have an exercise price of $0.50 per share which expires November 15, 2010. On August 2, 2007, the Company acquired an additional 17% interest, which increased its interest in the Gabbs Valley Prospect and leases to 57% (See Note 2). The Company acquired an additional 9,943.91 acres of leases at a September 2008 lease sale and 7,680 acres at a September 2009 lease sale bringing the total acreage in which it has a 57% interest to 92,825 acres. The Company was encouraged by the data it acquired in connection with the drilling, logging and testing of the well. Such data, additional studies of such data, the assistance of geological and engineering consultants and an Advanced Geochemical Imaging Survey conducted in December 2008 led the Company to determine that further drilling is warranted.

As of June 30, 2010, the Company had $916,410 of cash on hand. In order to sustain the Company's operations on a long-term basis, the Company continues to look for merger opportunities and consider public or private financings. The Company anticipates that it has the funds necessary to continue its operations through the next twelve months.

Compensation of Officers and Employees

The Company's only executive officer serves without pay or other compensation. The fair value of these services is estimated by management and is recognized as a capital contribution. For the six months ended June 30,2010, the Company recorded $25,000 as a capital contribution by its executive officer.

Fair Value Measurements

The Financial Accounting Standards Board ("FASB") fair value measurement standards defines fair value, establishes a consistent framework for measuring fair value and establishes a fair value hierarchy based on the observability of inputs used to measure fair value. The Company's primary marketable asset is cash, and it owns no marketable securities.

2.    PROPERTY AND EQUIPMENT:

GABBS VALLEY PROSPECT

The Company owns a 57% working interest in oil and gas leases in Nye and Mineral Counties, Nevada (the "Gabbs Valley Prospect"). Initially,

                                       -5-
the Company's working interest was 10% and the Gabbs Valley Prospect consisted of 44,604 acres, but now consists of 92,825 acres.

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

After reaching 5,195 feet in connection with drilling this first test well, the Company and its partners elected to suspend operations on the well, release the drilling rig, and associated equipment and personnel to evaluate the drilling and logging data. After the study was completed, Empire and its partners decided to conduct a thorough testing program on the well. The Company re-entered the well on April 17, 2007 and conducted a series of drill stem tests and recovered only drilling mud. It was then determined after considerable study that the formation is likely very sensitive to mud and water used in drilling which may have caused clays in the formation to swell preventing any oil that might be present to flow into the wellbore. During 2007, the Company increased its interest in the prospect leases to 57% when one of the joint participants elected to surrender its 30% share of the prospect. The Company and its joint owners assumed liabilities of approximately $68,000 to acquire this interest.

Other than a 5,000 barrel-per-day refinery located approximately 200 miles from the Gabbs Valley Prospect, there are no pipelines or service networks located near the prospect. A small refinery located about 115 miles from the prospect has now shut down.

In 2008, the Company and its partners engaged W. L. Gore and Associates to carryout an Amplified Geochemical Imaging Survey which covered approximately sixteen square miles. The survey was concentrated along the apex of the large Cobble Cuesta structure which included the areas around the Empire Cobble Cuesta 1-12 exploratory test and the other test well drilled in the immediate area. Both of these tests encountered oil shows and the geochemical survey indicated potential hydrocarbons beyond the two well bores. A new
Federal drilling unit has been formed and approved by the Bureau of Land Management. This unit is known as the Paradise Drilling Unit and contains 40,073 acres out of our total lease block now containing 92,825 acres. The Company is projecting the commencement of drilling operations of a new test well on the 2-12 location in July 2010.

SOUTH OKIE PROSPECT

On August 4, 2009, the Company purchased, for $25,000 and payment of lease rentals of $4,680, a nine-month option to purchase 2,630 net acres of oil and gas leases known as the South Okie Prospect in Natrona County, Wyoming.

                                   -6-
The option allowed the Company to purchase the leasehold interests for $35,000 which has been exercised in 2010. The Tensleep Sand at depths from 3,300 feet to 4,500 feet is the primary target. The Tensleep is an excellent oil reservoir with the potential of 700 barrels of oil per acre foot recovery.
The Company has completed its geological and seismic studies and subsequent to the completion of these studies it has carried out a thorough engineering study. This later study focused on the most promising locations and potential reserves. The Company has elected to concentrate on drilling its Nevada prospect before deciding on a course of action on this prospect.

3.  EQUITY

On June 14, 2010 the Company extended all of its outstanding warrants to November 15, 2010. Fair values of the extended warrants were estimated at the date of extension using the Black-Scholes Option Valuation Model with the following weighted average assumptions: risk free interest rate of ..15%, volatility factor of the expected market price of the Company's common stock of 154%, no dividend yield, and a weighted average expected life of the warrants of 5 months. As a result of the extension, the outstanding warrants were revalued at $131,125, which had no income statement effect.

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

Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses. As a result, if there is a loss from continuing operations, Diluted EPS is computed in the same manner as Basic EPS. At June 30, 2010, the Company had 1,045,000 and 5,284,725 options and warrants outstanding, respectively, that were not included in the calculation of earnings per share for the periods then ended. Such financial instruments may become dilutive and would then need to be included in future calculations of Diluted EPS. At June 30, 2010, the outstanding options and warrants were considered anti-dilutive since the strike prices were below the market price and since the Company has incurred losses year to date.

In January, 2010, the Company received stock subscriptions of $285,000 as a part of its private placement offering, which concluded on January 26, 2010. The subscribers received 4,071,428 shares of stock valued at $.07 per share. Subsequent to this private placement, the Company determined that it needed to enter into the farm-in agreement (See Note 4) and raise additional funds in order to successfully drill a new test well on the Gabbs Valley Prospect.

As of June 30, 2010 the Company had issued 1,944,444 shares of its common stock and warrants to purchase 972,225 shares of common stock (with an exercise

                                       -7-
price of $0.50 per share and which expire in June, 2011), with an aggregate purchase price of $175,000 as a part of its most recent private placement offering. Proceeds of the private placement were allocated $43,750 to common stock warrants and $131,250 to common stock and paid in capital. The value of the warrants was estimated using the Black-Scholes Valuation Model with the following weighted average assumptions: risk free interest rate of .30%, no dividend yield, volatility factor of the expected market price of the Company's common stock of 155%, and a weighted average expected life of the warrants of one year. The funds will be used for general corporate purposes and to pay for costs associated with the exploratory well the Company is drilling in the Gabb's Valley Prospect in Nevada.

On July 13, 2010, the Company completed its private placement offering by issuing 2,500,002 additional shares of common stock, and 1,250,001 additional warrants to purchase shares of common stock at a price of $.50, which expire in June and July, 2011, as applicable. Proceeds from the two private placements described above will be utilized for the Company's share of costs to drill a new well on the Gabbs Valley Prospect (See Note 2). Any remaining funds will be used for general working capital purposes.

4.   SUBSEQUENT EVENTS

Subsequent to June 30, 2010 the Company entered into a farm-in agreement with its joint lease holders holding a 41% working interest in the 40,073 acre Paradise Unit. On July 19, 2010, the Company commenced drilling a test well in the Paradise Unit on the Gabbs Valley Prospect in Nevada.

In July, 2010, the Company issued 2,500,002 shares of its common stock and 1,250,001 warrants as a part of its private placement offering (See Note 3). Proceeds of the private placement were allocated $77,500 to common stock warrants and $322,500 to common stock and paid in capital. The value of the warrants was estimated using the Black-Scholes Valuation Model with the following weighted average assumptions: risk free interest rate of .30%, no dividend yield, volatility factor of the expected market price of the Company's common stock of 157%, and a weighted average expected life of the warrants of one year. The funds will be used for general corporate purposes and to pay for costs associated with the exploratory well the Company is drilling in the Gabb's Valley Prospect in Nevada.

5.   RECENTLY ISSUED ACCOUNTING STANDARDS

The Financial Accounting Standards Board (FASB) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. The Company has reviewed the recently issued pronouncements and concluded that the following new accounting standards are applicable:

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, "Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements." This Update requires new disclosures regarding the amount of transfers in or out of Levels 1 and 2 along with the reason for such transfers and also requires a greater level of disaggregation when disclosing valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This Update also includes conforming amendments to the guidance on employers' disclosures about postretirement benefit plan assets. The disclosures are required for reporting beginning in the first quarter 2010. Also, beginning with the first quarter 2011, the

                                       -8-
standard requires additional categorization of items included in the rollforward of activity for Level 3 inputs on a gross basis. Adoption of this standard will not have a material effect on the financial statements.

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

THREE MONTH PERIOD ENDED JUNE 30, 2010, COMPARED TO THREE MONTH PERIOD ENDED JUNE 30, 2009.

For the three months ended June 30, 2010, sales revenue decreased $5,292 to $0 compared to $5,292 for the same period during 2009. The decrease in sales revenue was the result of the Timber Draw #1-AH and the Hooligan Draw #1-AH wells being sold in 2009.

Production and operating expenses increased $46,895 to $71,896 for the three months ended June 30, 2010, from $25,001 for the same period in 2009.
The increase was primarily due to Empire's higher share of Gabbs Valley lease rentals due to its increased percentage.

General and administrative expenses increased by $6,194 to $71,369 for the three months ended June 30, 2010, from $65,175 for the same period in 2009. The increase was primarily due to costs associated with the increase in accounting and legal fees.

SIX MONTH PERIOD ENDED JUNE 30, 2010, COMPARED TO SIX MONTH PERIOD ENDED JUNE 30, 2009.

For the six months ended June 30, 2010, sales revenue decreased $9,794 to $0 compared to $9,794 for the same period during 2009. As of June 30, 2009 the Timber Draw #1-AH and the Hooligan Draw #1-AH wells had been sold.

Production and operating expenses increased $40,439 to $81,826 for the six months ended June 30, 2010, from $41,387 for the same period in 2009. The increase was primarily due to Empire's higher share of Gabbs Valley lease rentals due to its increased percentage.



                                       -9-
General and administrative expenses increased by $19,833 to $138,430 for the six months ended June 30, 2010, from $118,597 for the same period in 2009. The increase was primarily due to costs associated with the issuance of stock options in 2010.

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

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

As of June 30, 2010, the Company had $916,410 of cash on hand.  The
Company believes that its cash on hand will allow it to finance its operations for the next twelve months. In order to sustain the Company's operations on a long-term basis, the Company intends to continue to look for merger opportunities and consider public or private financings. The Company plans to undertake further exploration of the Gabbs Valley Prospect in 2010.

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

MATERIAL RISKS

The Company has incurred significant losses from operations and there is no

                                       -10-
assurance that it will achieve profitability or obtain the funds necessary to finance continued operations. For other material risks, see the Company's Form 10-K for the period ended December 31, 2009, which was filed on March 30, 2010.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2010, the Company received subscriptions for 1,944,444 shares of its common stock, par value $0.001 per share, through a private placement. During such period, it also issued warrants to purchase 972,225 shares of its common stock in connection with the private placement (with an exercise price of $0.50 per share and which expire in June, 2011). The aggregate offering price for such shares and warrants was $175,000. The private placement concluded on July 13, 2010. In total (including events subsequent to June 30,2010), the Company received subscriptions for 4,444,446 shares of its common stock, par value $0.001 per share, and warrants to purchase 2,222,226 shares of its common stock (with an exercise price of $0.50 per share and which expire in June and July, 2011, as applicable), with an aggregate offering price of $400,000. The material terms and conditions applicable to the purchase and sale of the securities in the private placement are set forth in the form of the securities purchase agreement and the
                                       -11-
common warrant certificate, which are included as exhibits hereto. The funds raised in the private placement will be used for the purposes discussed in Notes 3 and 4 to the financial statements.

The offers and sales related to the shares described above were not registered under the Securities Act of 1933, as amended, in reliance upon the exemption from the registration requirements of that act provided by Section 4 (2) thereof and Regulation D promulgated by the SEC thereunder. Each of the investors in the private placement is a sophisticated accredited investor with the experience and expertise to evaluate the merits and risks of an investment in the Company's stock and the financial means to bear the risks of such an investment. In addition, each investor was provided access to all of the material information regarding the Company that such investor would have received if the offer and sale of the securities had been registered.

Item 6. Exhibits

        a) Exhibits

           10.1 Form of securities purchase agreement entered into between Empire Petroleum Corporation and certain accredited investors in connection with the 2010 private placement (submitted herewith).

           10.2 Form of common share warrant certificate issued by Empire Petroleum Corporation in favor of certain accredited investors in connection with the 2010 private placement (submitted herewith).

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

                                        EMPIRE PETROLEUM CORPORATION



Date:  August 13, 2010                     By: /s/ Albert E. Whitehead
                                                ___________________
                                                Albert E. Whitehead
                                                Chairman, Chief Executive
                                                  Officer and Principal
                                                  Financial Officer

                                       -12-
                                    EXHIBIT INDEX

NO.                DESCRIPTION

10.1 Form of securities purchase agreement entered into between Empire Petroleum Corporation and certain accredited investors in connection with the 2010 private placement (submitted herewith).

10.2 Form of common share warrant certificate issued by Empire Petroleum Corporation in favor of certain accredited investors in connection with the 2010 private placement (submitted herewith).

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

                              ____________, 2010


TO:   [Name and address of Investor]


      The undersigned, Empire Petroleum Corporation, a Delaware corporation (the "Company"), hereby agrees with you as follows, effective as of the date above written:

1.    Authorization and Sale of the Securities.

      1.1 Authorization. The Company represents that it has authorized the issuance to you pursuant to the terms and conditions hereof of:

      (a) ___________ shares of its common stock, par value $0.001 per share (the "Common Stock"); and

      (b) a warrant (the "Warrant") to purchase ______________shares of the Company's Common Stock ("Warrant Shares") in accordance with the terms set forth in the form of the Common Share Warrant Certificate attached hereto as Exhibit A.

The shares of Common Stock and Warrant to be purchased pursuant to the terms of this Agreement are collectively referred to herein as the "Securities."

     1.2 Sale. Subject to the terms and conditions hereof, on the Purchase Date (as defined Section 2 below), the Company shall issue and sell to you and you shall purchase from the Company, the Securities for an aggregate purchase price of $_______________ (the "Purchase Price").

2.   Payment of Purchase Price; Delivery.

     Upon the execution of this Agreement, you shall deliver to the Company wire funds or a check payable to the Company in the amount of the Purchase Price. Upon receipt of the Purchase Price from you (the "Purchase Date"), the Company shall promptly issue and deliver to you the Securities.

3.   Representations and Warranties of the Company.
     The Company hereby represents and warrants to you as follows:
     3.1 Organization and Standing; Articles and Bylaws. The Company is a corporation duly organized and existing under, and by virtue of, the laws of the State of Delaware and is in good standing under such laws. The Company is qualified, licensed or domesticated as a foreign corporation in all jurisdictions where the nature of its business conducted or the character of its properties owned or leased makes such qualification, licensing or domestication necessary at this time except in those jurisdictions where the failure to be so qualified or licensed and in good standing does not and will not have a materially adverse effect on the Company, the conduct of its business or the ownership or operation of its properties. The Company's Certificate of Incorporation, as amended, and Bylaws, which have been filed as attachments to the Company reports it files with Securities and Exchange Commission (the "SEC"), are true, correct and complete, and contain all amendments through the date of this Agreement.

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

     3.3 Capitalization. The authorized capital stock of the Company consists of 100,000,000 shares of common stock, par value $0.001 per share. There are issued and outstanding approximately 78,624,789 shares of common stock. The issued and outstanding shares of common stock are fully paid and nonassessable. Except as disclosed in the Disclosure Materials (as defined in Section 4.1 below), there are no outstanding options, warrants or other rights, including preemptive rights, entitling the holder thereof to purchase or acquire shares of common stock of the Company.

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

4. Representations and Warranties of Purchaser and Restrictions on Transfer Imposed by the Securities Act.

     4.1 Representations and Warranties by Purchaser. You represent and warrant to the Company as follows:

          (a) You have reviewed the following copies of the Company's (all of which are collectively referred to as the "Disclosure Materials"):

               (i) Annual Report on Form 10-K for year ended December 31, 2009 located at http://www.sec.gov/Archives/edgar/data/887396/
000088739610000008/r10k-2009.txt;

               (ii) Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 located at http://www.sec.gov/Archives/edgar/data/887396/ 000088739610000010/r10q-03312010.txt; and

               (iii) Supplement to Disclosure Materials dated ___________, 2010, which was provided to you via a separate letter.

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

     4.2 Legends. The instrument representing the Securities and the Warrant Shares shall be endorsed with the legend set forth below:

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

                                  EMPIRE PETROLEUM CORPORATION



                                  By:_______________________________________
                                  Albert E. Whitehead, Chief Executive Officer


     Accepted and agreed to this ______ day of _____________, 2010.


                                  BUYER ____________________________________


                                  By:_______________________________________
                                  Name:_____________________________________
                                  Title:____________________________________


EXHIBIT 10.2

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

No. _____                                                       ________, 2010


                        EMPIRE PETROLEUM CORPORATION

                      COMMON SHARE WARRANT CERTIFICATE

                  Warrant to Purchase_________Common Shares

                          Expiring ________, 2011


THIS CERTIFIES THAT _______________________(the "Warrant Holder"), in consideration for entering into that certain Securities Purchase Agreement dated as of ________, 2010 ("Purchase Agreement"), by and between the Warrant Holder and Empire Petroleum Corporation, a Delaware corporation (the "Company"), at any time following the date hereof, on any Business Day on or prior to 5:00 p.m., Pacific Time, on the Expiration Date (as defined in Section 1 below), is entitled to subscribe for and purchase from the Company, up to ________ Common Shares (as defined in Section 1 below) at a price per Common Share equal to the Exercise Price (as defined in Section 1 below); provided, however, that the number of Common Shares issuable upon any exercise of this Warrant (as defined in Section 1 below) shall be adjusted and readjusted from time to time in accordance with Section 4 below.

1.    Certain Definitions.

      The following terms, as used herein, have the following meanings:

      "Affiliate" means, with respect to any Person, any other Person that directly or indirectly controls, is controlled by, or is under common control with such Person.

      "Business Day" means any day except a Saturday, Sunday or other day on which commercial banks in New York City are authorized by law to close.

      "Commission" means the Securities and Exchange Commission.

      "Common Share(s)" means the Company's currently authorized class of Common Stock, par value $0.001.

      "Exchange Act" means the Securities Exchange Act of 1934, as amended, or any successor Federal statute, and the rules and regulations of the Commission thereunder, all as the same shall be in effect at the time. Reference to a particular section of the Exchange Act shall include a reference to the comparable section, if any, of any such successor Federal statute.

      "Exercise Price" means $0.50 with respect to up to ___________Warrant Shares.

      "Early Expiration Date" has the meaning specified in Section 2.3 hereof. "Expiration Date" means the earlier to occur of (i) ________, 2011, or
(ii) an Early Expiration Date.

      "Person" means an individual, a corporation, a partnership, a limited liability company, an association, a trust or any other entity or organization, including a government or political subdivision or an agency or instrumentality thereof.

      "Securities Act" means the Securities Act of 1933, as amended, or any successor Federal statute, and the rules and regulations of the Commission thereunder, all as the same shall be in effect at the time. Reference to a particular section of the Securities Act shall include a reference to the comparable section, if any, of any such successor Federal statute.

      "Warrant" means the rights granted to the Warrant Holder pursuant to this Warrant Certificate.

      "Warrant Certificate" means this Common Share Warrant Certificate.

      "Warrant Share(s)" means the _______________Common Shares issued or issuable upon exercise of this Warrant, as adjusted from time to time pursuant to Section 4.

2.    Vesting, Exercise and Early Expiration.

      2.1 Vesting. The Warrant and the Warrant Shares shall immediately vest upon the execution of this Warrant Certificate.

      2.2  Exercise of Warrant.

      (a) The Warrant Holder may exercise this Warrant by delivering to the Company a duly executed notice (a "Notice of Exercise") in the form of Annex A attached hereto, at the election of the Warrant Holder, in which the Warrant Holder shall receive from the Company the number of Warrant Shares as to which this Warrant is being exercised and shall pay to the Company the Exercise Price for each such Warrant Share by check payable to the order of the Company in an amount equal to the product of: (a) the Exercise Price times (b) the number of Warrant Shares as to which the Warrant is being exercised.

      (b) As soon as practicable, but not later than five (5) Business Days after the Company shall have received such Notice of Exercise and payment, the Company shall execute and deliver or cause to be executed and delivered, in accordance with such Notice of Exercise, a certificate or certificates representing the number of Common Shares specified in such Notice of Exercise, issued in the name of the Warrant Holder. This Warrant shall be deemed to have been exercised and such share certificate or certificates shall be deemed to have been issued, and such Warrant Holder shall be deemed for all purposes to have become a holder of record of Common Shares, as of the date that such Notice of Exercise and payment shall have been received by the Company.

      (c) The Warrant Holder shall surrender this Warrant Certificate to the Company when it delivers the Notice of Exercise, and in the event of a partial exercise of the Warrant, the Company shall execute and deliver to the Warrant Holder, at the time the Company delivers the share certificate or certificates issued pursuant to such Notice of Exercise, a new Warrant Certificate for the unexercised portion of this Warrant Certificate, but in all other respects identical to this Warrant Certificate.

      (d) The Company shall pay all expenses, taxes and other charges payable in connection with the preparation, issuance and delivery of certificates for the Warrant Shares and a new Warrant Certificate, if any, except that if the certificates for the Warrant Shares or the new Warrant Certificate, if any, are to be registered in a name or names other than the name of the Warrant Holder, funds sufficient to pay all transfer taxes payable as a result of such transfer shall be paid by the Warrant Holder at the time of its delivery of the Notice of Exercise or promptly upon receipt of a written request by the Company for payment.

      (e) No fractional Common Shares will be issued in connection with any exercise of the Warrant, and any fractional Common Share (resulting from any adjustment pursuant to Section 4 or otherwise) in the aggregate number of Common Shares being purchased upon any exercise of the Warrant shall be eliminated.

      2.3  Early Expiration.

      (a) In the event that the closing bid price of the Company's Common Shares, as reported by the Nasdaq Stock Market, Inc., exceeds the Exercise Price for any Warrant Shares to which the Warrant Holder is entitled to receive upon exercising any portion of this Warrant for any period of 30 consecutive trading days, the Warrant shall expire with respect to such Warrant Shares on the 180th day thereafter (each, an "Early Expiration Date"); provided, however, that the Company must give prior written notice to the Warrant Holder not less than 30 days prior to any Early Expiration Date for such Early Expiration Date to be applicable to the Warrant Holder; and, provided further, that the Warrant Holder shall remain entitled to exercise this Warrant with respect to such Warrant Shares at any time up to and including the Business Day immediately preceding the applicable Early Expiration Date.

      (b) In the event that the Warrant Holder fails to exercise any portion of the Warrant subject to expiration in accordance with Section 2.3(a) above prior to any Early Expiration Date, all rights of the Warrant Holder under this Warrant Certificate with respect to such Warrant Shares shall cease and this Warrant shall no longer be deemed to be outstanding with respect to such Warrant Shares.

3.    Validity of Warrant and Issuance of Common Shares.

      The Company represents and warrants that this Warrant has been duly authorized and is validly issued. The Company further represents and warrants that on the date hereof it has duly authorized and reserved, and the Company hereby agrees that it will at all times until the Expiration Date have duly authorized and reserved, such number of Common Shares as will be sufficient to permit the exercise in full of the Warrant, and that all such Common Shares are and will be duly authorized and, when issued upon exercise of the Warrant, will be validly issued, fully paid and nonassessable, and free and clear of all security interests, claims, liens, equities and other encumbrances.

4.    Adjustment Provisions.

      The number of Warrant Shares that may be purchased upon any exercise of the Warrant, shall be subject to change or adjustment as follows:

      4.1 Common Share Reorganization. If the Company shall subdivide its outstanding Common Shares into a greater number of shares, by way of share split, share dividend or otherwise, or consolidate its outstanding Common Shares into a smaller number of shares (any such event being herein called a "Common Share Reorganization"), then (a) the definition of Exercise Price shall be adjusted, effective immediately after the effective date of such Common Share Reorganization, so that each amount contained in the definition of the Exercise Price is equal to such amount multiplied by a fraction, the numerator of which shall be the number of Common Shares outstanding on such effective date before giving effect to such Common Share Reorganization and the denominator of which shall be the number of Common Shares outstanding after giving effect to such Common Shares Reorganization, and (b) the number of Common Shares subject to purchase upon exercise of this Warrant shall be adjusted, effective at such time, to a number determined by multiplying the number of Common Shares subject to purchase immediately before such Common Share Reorganization by a fraction, the numerator of which shall be the number of shares outstanding after giving effect to such Common Share Reorganization and the denominator of which shall be the number of Common Shares outstanding immediately before giving effect to such Common Share Reorganization.

      4.2 Capital Reorganization. If there shall be any consolidation or merger to which the Company is a party, other than a consolidation or a merger of which the Company is the continuing corporation and that does not result in any reclassification of, or change (other than a Common Share Reorganization) in, outstanding Common Shares, or any sale or conveyance of the property of the Company as an entirety or substantially as an entirety, or any recapitalization of the Company (any such event being called a "Capital Reorganization"), then, effective upon the effective date of such Capital Reorganization, the Warrant Holder shall no longer have the right to purchase Common Shares, but shall have instead the right to purchase, upon exercise of this Warrant, the kind and amount of Common Shares and other securities and property (including cash) which the Warrant Holder would have owned or have been entitled to receive pursuant to such Capital Reorganization, if the Warrant had been exercised immediately prior to the effective date of such Capital Reorganization.

      4.3  Adjustment Rules.

      (a) Any adjustments pursuant to this Section 4 shall be made successively whenever any event referred to herein shall occur, except that, notwithstanding any other provision of this Section 4, no adjustment shall be made to the number of Warrant Shares to be delivered to the Warrant Holder (or to the Exercise Price) if such adjustment represents less than one-percent (1%) of the number of Warrant Shares previously required to be so delivered, but any lesser adjustment shall be carried forward and shall be made at the time and together with the next subsequent adjustment which together with any adjustments so carried forward shall amount to one-percent (1%) or more of the number of Warrant Shares to be so delivered.

      (b) If the Company shall take a record of the holders of its Common Shares for any purpose referred to in this Section 4, then (i) such record date shall be deemed to be the date of the issuance, sale, distribution or grant in question and (ii) if the Company shall legally abandon such action prior to effecting such action, no adjustment shall be made pursuant to this
Section 4 in respect of such action.

      (c) As a condition precedent to the taking of any action which would require an adjustment pursuant to this Section 4, the Company shall take any action which may be necessary, including obtaining regulatory approvals or exemptions, in order that the Company may thereafter validly and legally issue as fully paid and nonassessable all Common Shares which the Warrant Holder is entitled to receive upon exercise of this Warrant.

5.    Transfer of Warrant.

      5.1 No Transfer Without the Consent of the Company. This Warrant is personal to the Warrant Holder and this Warrant Certificate and the rights of the Warrant Holder hereunder may not be sold, assigned, transferred or conveyed, in whole or in part, except with the prior written consent of the Company.

      5.2  Permitted Transfers.  Upon transfer of the Warrant permitted under
Section 5.1 above, the Warrant Holder must deliver to the Company a duly executed Warrant Assignment in the form of Annex B, attached hereto, with funds sufficient to pay any transfer tax imposed in connection with such assignment. Upon surrender of this Warrant to the Company, the Company shall execute and deliver a new Warrant in the form of this Warrant, with appropriate changes to reflect such assignment, in the name or names of the assignee or assignees specified in the fully executed Warrant Assignment or other instrument of assignment and, if the Warrant Holder's entire interest is not being transferred or assigned, in the name of the Warrant Holder, and this Warrant shall promptly be canceled. In connection with any transfer or exchange of this Warrant permitted hereunder, the transferring Warrant Holder shall pay all costs and expenses relating thereto, including, without limitation, all transfer taxes, if any, and all reasonable expenses incurred by the Company (including legal fees and expenses). Any new Warrant issued shall be dated the date hereof. The terms "Warrant" and "Warrant Holder" as used herein include all Warrants into which this Warrant (or any successor Warrant) may be exchanged or issued in connection with the permitted transfer or assignment of this Warrant, any successor Warrant and the holders of those Warrants, respectively.

6.    Lost Mutilated or Missing Warrant Certificates.

      Upon receipt by the Company of evidence satisfactory to it of the loss, theft, destruction or mutilation of this Warrant Certificate and, in the case of loss, theft or destruction, upon receipt of indemnification satisfactory to the Company, or, in the case of mutilation, upon surrender and cancellation of the mutilated Warrant Certificate, the Company shall execute and deliver a new Warrant Certificate of like tenor and representing the right to purchase the same aggregate number of Warrant Shares. The recipient of any such Warrant Certificate shall reimburse the Company for all reasonable expenses incidental to the replacement of such lost, mutilated or missing Warrant Certificate.

7.    Miscellaneous.

      7.1 Successors and Assigns. All the provisions of this Warrant Certificate by or for the benefit of the Company or the Warrant Holder shall bind and inure to the benefit of their respective successors and permitted assigns.

      7.2 Notices. All notices, requests, demands and other communications hereunder shall be given in accordance with the terms of the Purchase Agreement.

      7.3 Waivers; Amendments. Any provision of this Warrant Certificate may be amended or modified with (but only with) the written consent of the Company and the Warrant Holder. Any amendment, modification or waiver effected in compliance with this Section 7.3 shall be binding upon the Company and the Warrant Holder. No failure or delay of the Company or the Warrant Holder in exercising any power or right hereunder shall operate as a waiver thereof, nor shall any single or partial exercise of any such right or power, or any abandonment or discontinuance of steps to enforce such a right or power, preclude any other or further exercise thereon or the exercise of any other right or power. The rights and remedies of the Company and the Warrant Holder hereunder are cumulative and not exclusive of any rights or remedies which each would otherwise have.
      7.4 No Rights as a Shareholder. The Warrant shall not entitle the Warrant Holder, prior to the exercise of the Warrant, to any rights as a holder of shares of the Company.

      7.5 Separability. In case any one or more of the provisions contained in this Warrant shall be invalid, illegal or unenforceable in any respect, the validity, legality and enforceability of the remaining provisions contained herein shall not in any way be affected or impaired thereby. The parties shall endeavor in good faith negotiations to replace the invalid, illegal or unenforceable provisions with valid provisions, the economic effect of which comes as close as possible to that of the invalid, illegal or unenforceable provisions.

      7.6 Governing Law. This Warrant shall be construed and enforced in accordance with the laws of the State of Oklahoma without regard to principles of conflicts of law, except as otherwise required by mandatory provisions of law.

      7.7 Section Headings. The section headings used herein are for convenience of reference only and shall not be construed in any way to affect the interpretation of any Provisions of the Warrant.

      IN WITNESS WHEREOF, the Company has caused this Warrant Certificate to be duly executed and attested by its Chief Executive Officer, all as of the day and year first above written.

                             EMPIRE PETROLEUM CORPORATION



                             By:___________________________________________
                               Albert E. Whitehead, Chief Executive Officer


                                 ANNEX A

                         Form of Notice of Exercise

                              Date:  __________

To:  Empire Petroleum Corporation

     Reference is made to the Common Share Purchase Warrant dated ____________ issued to the undersigned by Empire Petroleum Corporation. Terms defined therein are used herein as therein defined.

     The undersigned, pursuant to the provisions set forth in the Warrant Certificate, hereby irrevocably elects and agrees to purchase the number of Common Shares at the Exercise Price(s) set forth below, and makes payment herewith by check payable to the order of the Company in an amount equal to $________.


     Number of Warrant Shares            Applicable Exercise Price

     ________________________            _________________________

     ________________________            _________________________

     ________________________            _________________________

If said number of shares is less than all of the shares purchasable hereunder, the undersigned hereby requests that a new Warrant Certificate representing the remaining balance of the Warrant Shares be issued to me.

The undersigned hereby represents that it is exercising the Warrant for its own account for investment purposes and not with the view to any sale or distribution and that the Warrant Holder will not offer, sell or otherwise dispose of the Warrant or any underlying Warrant Shares in violation of applicable securities laws.



                             By:__________________________________________
                             Name:________________________________________
                             Title:_______________________________________


                                     ANNEX B

                           Form of Warrant Assignment

     Reference is made to the Common Share Purchase Warrant dated __________, issued to the undersigned by Empire Petroleum Corporation. Terms defined therein are used herein as therein defined.

     FOR VALUE RECEIVED __________________ (the "Assignor") hereby sells, assigns and transfers all of the rights of the Assignor as set forth in the Warrant Certificate with respect to the number of Warrant Shares covered thereby as set forth below, to the Assignee(s) as set forth below:

Name(s) of                  Number of Applicable     Exercise Price of
Assignee(s)	  Address(es)   Warrant Shares           Warrant Share

__________	  __________    __________________	     ___________________

__________    __________    __________________       ___________________


     All notices to be given by the Company to the Assignor as Warrant Holder shall be sent to the Assignee(s) at the above listed address(es), and, if the number of Warrant Shares being hereby assigned is less than all of the Warrant Shares covered by the Warrant Certificate held by the Assignor, then also to the Assignor.

     In accordance with Section 5 of the Warrant Certificate, the Assignor requests that the Company execute and deliver a new Warrant Certificate or Warrant Certificates in the name or names of the Assignee or Assignees, as is appropriate, or, if the number of Warrant Shares being hereby assigned is less than all of the Warrant Shares covered by the Warrant held by the Assignor, new Warrant Certificates in the name or names of the Assignee or the Assignees, as is appropriate, and in the name of the Assignor.

     The undersigned represents that the Assignee has represented to the Assignor that the Assignee or each Assignee, as is appropriate, is acquiring the Warrant for its own account or the account of an Affiliate for investment purposes and not with the view to sell or distribute, and that the Assignee or each Assignee, as is appropriate, will not offer, sell or otherwise dispose of the Warrant or the Warrant Shares except under circumstances as will not result in a violation of applicable securities laws.
Dated:__________


                             By:__________________________________________
                             Name:________________________________________
                             Title:_______________________________________


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


August 13, 2010                        /s/ Albert E. Whitehead
                                       Albert E. Whitehead,
                                       Chief Executive Officer and
                                         Principal Financial Officer


EXHIBIT 32

                        CERTIFICATION PURSUANT TO
                         18 U.S.C. SECTION 1350,
                         AS ADOPTED PURSUANT TO
              SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Empire Petroleum Corporation (the "Company") on Form 10-Q for the period ending June 30, 2010 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Albert E. Whitehead, Chief Executive Officer (and principal financial officer) of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

 (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
 (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

August 13, 2010                             /s/ Albert E. Whitehead
                                            Albert E. Whitehead
                                            Chief Executive Officer and
                                               Principal Financial Officer



A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

The foregoing certification is being furnished to the Securities and Exchange Commission as an exhibit to the Report and shall not be considered filed as part of the Report.