Form 10-Q
period 2010-09-30
EMPIRE PETROLEUM CORP
filed 2010-11-15
CIK 887396

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                                Form 10-Q


(Mark One)

[X] Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities
    Exchange Act of 1934

             For the quarterly period ended September 30, 2010

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

                     [ ]  Yes            [ ]  No

                 APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of the registrant's common stock, $0.001 par value, outstanding as of November 15, 2010 was 83,069,235




































                      EMPIRE PETROLEUM CORPORATION

                          INDEX TO FORM 10-Q

Part I. FINANCIAL INFORMATION                                        Page

Item 1. Financial Statements

Balance Sheets at September 30, 2010 (Unaudited) and
     December 31, 2009                                                   1

Statements of Operations - Three months and nine months ended
     September 30, 2010 and 2009 (Unaudited)                             2

Statements of Cash Flows - Nine months ended
     September 30, 2010 and 2009 (Unaudited)                             3

Notes to Financial Statements                                          4-9

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                     9-12

Item 4. Controls and Procedures                                         12

Part II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds  12-13

Item 6. Exhibits                                                        13

Signatures                                                              14





























PART I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

                      EMPIRE PETROLEUM CORPORATION

                             BALANCE SHEETS

                                     September 30,       December 31,
                                             2010               2009
                                       (Unaudited)
ASSETS                               ____________       ____________
Current assets:
  Cash                               $     59,825       $  1,171,565
  Accounts receivable
   (net of allowance of $3,750
    at September 30, 2010 and
    December 31, 2009)                     55,915             45,915
  Prepaid expenses                          9,353                  0
		                          ___________       ____________
Total current assets                      125,093          1,217,480

Property & equipment, net of accumulated
  depreciation and depletion            2,620,947            920,215
                                      ___________       ____________
Total assets             	       $  2,746,040       $  2,137,695
                                      ___________       ____________
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Account payable and accrued
    liabilities                      $   199,336        $     10,583
                                     ___________         ___________
Total current liabilities                199,336              10,583

Long-term liabilities:
  Asset retirement obligation             34,200              34,200
                                     ___________        ____________
Total liabilities                        233,536              44,783
                                     ___________        ____________
Stockholders' equity:
  Common stock - $.001 par value,
    authorized 100,000,000 shares,
    issued and outstanding 83,069,235
    and 74,553,361 shares,
    respectively                         83,069               74,553
  Additional paid in capital         13,891,642           13,149,578
  Accumulated deficit               (11,462,207)         (11,131,219)
                                    ___________          ___________
Total stockholders' equity            2,512,504            2,092,912
                                    ___________          ___________

Total liabilities and stockholders'
  equity                            $ 2,746,040          $ 2,137,695
                                    ___________          ___________



         See accompanying notes to unaudited financial statements.


                                     -1-
                         EMPIRE PETROLEUM CORPORATION

                           STATEMENTS OF OPERATIONS

                                 (UNAUDITED)


                             Three Months Ended          Nine Months Ended

                                September 30,               September 30,
                         ____________________________  ________________________

                                  2010           2009          2010        2009
                         _____________  _____________  ____________  __________
Revenue:
  Petroleum sales        $           0  $           0  $          0 $     9,794
                         _____________  _____________  ____________  __________
                                     0              0             0       9,794
                         _____________  _____________  ____________  __________

Costs and expenses:
  Production & operating        68,067        57,008       149,892       98,395
  General & administrative      56,119        41,153       194,549      159,750
                          ____________  _____________  ____________  __________
                               124,186        98,161       344,441      258,145
                          ____________  _____________  ____________  __________
  Operating loss              (124,186)      (98,161)     (344,441)    (248,351)
                          ____________  _____________  ____________  __________
Other income and (expense):
  Gain on sale of Cheyenne
    River Prospect                   0             0             0      102,708
  Interest income                  547           262         3,453          262
  Other income                  10,000             0        10,000            0
                          ____________  _____________  ____________  __________

Total other income and
   (expense)                    10,547           262        13,453      102,970
                          ____________  _____________  ____________  __________

Net income (loss)         $   (113,639) $    (97,899)  $  (330,988) $  (145,381)
                          ____________  _____________  ____________  __________

Net income (loss) per common
  share, basic and
  diluted                 $      (.00)  $       (.00)  $      (.00) $     (.00)
                          ____________  _____________  ____________  __________
Weighted average number of
  common shares outstanding,
  basic and diluted         82,931,872    57,193,128    79,614,023  57,193,128
                          ____________  _____________  ____________ ___________






          See accompanying notes to unaudited financial statements.

                                       -2-

                      EMPIRE PETROLEUM CORPORATION

                        STATEMENTS OF CASH FLOWS

                              (UNAUDITED)

                                                 Nine Months Ended

                                           September 30, September 30,
                                                   2010          2009
                                              _________    __________
Cash flows from operating activities:
  Net loss                                  $  (330,988)   $ (145,381)

Adjustments to reconcile net loss
  to net cash used in operating activities:

  Value of services contributed by employee      37,500        37,500
  Stock option plan expense                      28,080             0
  Gain on sale of Cheyenne River Prospect             0      (102,708)

Change in operating assets and liabilities:

  Accounts receivable                           (10,000)      (27,492)
  Prepaid expenses                              ( 9,353)         9,075
  Accounts payable and accrued liabilities      188,753       (11,870)
                                               ________      ________
Net cash used in
  operating activities                         ( 96,008)     (240,876)
                                               ________      ________
Cash flows from investing activities:

  Acquisition of lease acres                    (35,000)       (7,191)
  Well equipment & drilling costs            (1,665,732)            0
  Sale of Cheyenne River interests                    0       166,525
  Purchase of option on South Okie Prospect           0       (25,000)
                                               ________      ________
Net cash provided by (used in)investing
  activities                                 (1,700,732)      134,334
                                               ________      ________
Cash flows from financing activities:
   Proceeds from private equity placement       685,000       600,000
                                               ________      ________
Net increase (decrease) in cash              (1,111,740)      493,458

Cash - Beginning of period                    1,171,565       124,122
                                               ________      ________
Cash - End of period                         $   59,825    $  617,580
                                               ________      ________





         See accompanying notes to unaudited financial statements.




                                     -3-
                        EMPIRE PETROLEUM CORPORATION

                       NOTES TO FINANCIAL STATEMENTS

                            September 30, 2010

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

In June 2005, the Company completed a private placement of 5,000,000 shares of its common stock along with warrants to purchase 1,250,000 shares of its common stock for an aggregate purchase price of $500,000. Subject to certain restrictions, the warrants may be exercised until November 15, 2010 (extended from the previous date of August 15, 2010) at an exercise price of $0.25 per share. Proceeds of the private placement were allocated $67,875 to common stock warrants and $432,125 to common stock and paid-in capital. These funds were used for general corporate purposes and to pay

                                      -4-
the Company's share of the costs associated with its then 10% interest in the Gabbs Valley Oil Prospect in Nevada. By subsequent agreement with Cortez Exploration, LLC (formerly O. F. Duffield) dated May 8, 2006, Empire acquired an additional 30% interest by agreeing to pay $675,000 in land and related costs to Cortez and 45% of the drilling and completion costs on a test well to be known as the Empire Cobble Cuesta 1-12-12-34E, Nye County, Nevada. When combined with the original 10% working interest in the well and lease block which was expanded to 75,201 gross acres by the acquisition of an additional 30,917 acres from the U. S. Department of the Interior on June 14, 2006, the Company's working interest increased to 40%, after paying 55% of the drilling and completion costs of the Empire Cobble Cuesta 1-12-12N-34E test well. To fund this increased interest, the Company initiated a private placement of common stock along with warrants to purchase common stock in June 2006. In connection with this private placement, the Company issued 7,250,000 shares of common stock and warrants to purchase 1,812,500 shares of its common stock at an exercise price of $0.50 per share for an aggregate purchase price of $1,450,000. In April 2007, the Company raised $1,000,000 through a private placement of 5,000,000 shares of its common stock along with warrants to purchase 1,250,000 shares of its common stock which have an exercise price of $0.50 per share and which expire November 15, 2010. On August 2, 2007, the Company acquired an additional 17% interest, which increased its interest in the Gabbs Valley Prospect and leases to 57% (See Note 2). The Company acquired an additional 9,943.91 acres of leases at a September 2008 lease sale and 7,680 acres at a September 2009 lease sale bringing the total acreage in which it has a 57% interest to 92,825 acres. The Company was encouraged by the data it acquired in connection with the drilling, logging and testing of the well. Such data, additional studies of such data, the assistance of geological and engineering consultants and an Advanced Geochemical Imaging Survey conducted in December 2008 led the Company to determine that further drilling was warranted.

During the quarter ended March 31, 2010, the Company received stock subscriptions of $285,000 as a part of its private placement offering, which concluded on January 26, 2010. The subscribers received 4,071,428 shares of stock valued at $.07 per share. The shares were issued in January 2010. Proceeds were utilized for the Company's share of costs to drill a new well on the Gabbs Valley Prospect.

In July 2010, the Company completed its most recent private placement offering by issuing 2,500,002 additional shares of common stock, and 1,250,001 additional warrants to purchase shares of common stock at a price of $.50, which expire in June and July, 2011, as applicable, with an aggregate purchase price of $225,000. Proceeds from the two most recent private placements will be utilized for the Company's share of costs to drill a new well on the Gabbs Valley Prospect (See Note 2). Any remaining funds will be used for general working capital purposes.

As of September 30, 2010, the Company had $59,825 of cash on hand. In order to sustain the Company's operations on a long-term basis, the Company continues to look for merger opportunities and consider public or private financings. The Company anticipates that with the sale of a portion of its working interest in October 2010 (See Note 4) it has the funds necessary to continue its operations through the next three months.

Compensation of Officers and Employees

The Company's only executive officer serves without pay or other compensation. The fair value of these services is estimated by management and is recognized

                                       -5-
as a capital contribution. For the nine months ended September 30,2010, the Company recorded $37,500 as a capital contribution by its executive officer.

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

In 2008, the Company and its partners engaged W. L. Gore and Associates to

                                   -6-
carryout an Amplified Geochemical Imaging Survey which covered approximately sixteen square miles. The survey was concentrated along the apex of the large Cobble Cuesta structure which included the areas around the Empire Cobble Cuesta 1-12 exploratory test and the other test well drilled in the immediate area. Both of these tests encountered oil shows and the geochemical survey indicated potential hydrocarbons beyond the two well bores. A new
Federal drilling unit has been formed and approved by the Bureau of Land Management. This unit is known as the Paradise Drilling Unit and contains 40,073 acres out of our total lease block now containing 92,825 acres.

In July 2010, the Company entered into a farm-in agreement with its joint lease holders holding a 41% working interest in the 40,073 acre Paradise Unit. On July 19, 2010, the Company commenced drilling a test well in the Paradise Unit on the Gabbs Valley Prospect in Nevada.

Subsequent to September 30, 2010, the Company drilled a test well, the Paradise Unit 2-12, to a depth of 4,250 feet before drilling problems caused the Company to cease drilling. The Company tested the well between 3,700 feet and 3,782 feet where oil shows had been found. The Company recovered small amounts of oil containing paraffin, which may have been restricting the oil flow.
However, swab tests failed to increase the oil flow and the Company has suspended operations on the well pending an engineering analysis of whether chemical additives might increase the flow of oil.

SOUTH OKIE PROSPECT

On August 4, 2009, the Company purchased, for $25,000 and payment of lease rentals of $4,680, a nine-month option to purchase 2,630 net acres of oil and gas leases known as the South Okie Prospect in Natrona County, Wyoming.

The option allowed the Company to purchase the leasehold interests for $35,000 which was exercised in 2010. The Tensleep Sand at depths from 3,300 feet to 4,500 feet is the primary target. The Tensleep is an excellent oil reservoir with the potential of 700 barrels of oil per acre foot recovery.
The Company has completed its geological and seismic studies and subsequent to the completion of these studies it has carried out a thorough engineering study. This later study focused on the most promising locations and potential reserves. The Company has elected to concentrate on drilling its Nevada prospect before deciding on a course of action on this prospect.

3.  EQUITY

On June 14, 2010, the Company extended all of its outstanding warrants to November 15, 2010. Fair values of the extended warrants were estimated at the date of extension using the Black-Scholes Option Valuation Model with the following weighted average assumptions: risk free interest rate of ..15%, volatility factor of the expected market price of the Company's common stock of 154%, no dividend yield, and a weighted average expected life of the warrants of 5 months. As a result of the extension, the outstanding warrants were revalued at $131,125, which had no income statement effect.

On March 17, 2010, John C. Kinard, a member of the Company's Board of Directors, was issued options to purchase 70,000 shares of the Company's common stock under the 2006 Stock Option Plan at a strike price of $0.25 per share. The options immediately vested and expire after ten years. The Company recorded an expense of $16,380 for the options. Fair values were estimated at the date of grant of the options, using the Black-Scholes

                                       -7-
Option Valuation Model with the following weighted average assumptions:
risk free interest rate of 3.65%, volatility factor of the expected market price of the Company's common stock of 162%, no dividend yield, and a weighted average expected life of the options of 5 years. For the purpose of determining the expected life of the options, the Company utilizes the Simplified Method as defined in Staff Accounting Bulletin No. 107 issued by the SEC.

On September 9, 2010, Alfred H. Pekarek, a consulting geologist to the Company was issued options to purchase 50,000 shares of the Company's common stock under the 2006 Stock Option Plan at a strike price of $0.26 per share. The options immediately vested and expire after ten (10) years. The Company recorded an expense of $11,700 for the options. Fair values were estimated at the date of grant of the options, using the Black-Scholes Option valuation model with the following weighted average assumptions: risk free interest rate of 2.77% volatility factor of the expected market price of the Company's common stock of 142%, no dividend yield, and a weighted average expected life of the options of 5 years. For the purpose of determining the expected life of the options, the Company utilizes the Simplified Method as defined in Staff Accounting Bulletin No. 107 issued by the SEC.

Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses. As a result, if there is a loss from continuing operations, Diluted EPS is computed in the same manner as Basic EPS. At September 30, 2010, the Company had 1,095,000 and 6,534,726 options and warrants outstanding, respectively, that were not included in the calculation of earnings per share for the periods then ended. Such financial instruments may become dilutive and would then need to be included in future calculations of Diluted EPS. At September 30, 2010, the outstanding options and warrants were considered anti-dilutive since the strike prices were below the market price and since the Company has incurred losses year to date.

In January 2010, the Company received stock subscriptions of $285,000 as a part of its then ongoing private placement offering, which concluded on January 26, 2010. The subscribers received 4,071,428 shares of stock valued at $.07 per share. Subsequent to this private placement, the Company determined that it needed to enter into the farm-in agreement (See Note 4) and raise additional funds in order to successfully drill a new test well on the Gabbs Valley Prospect.

In June 2010, the Company issued 1,944,444 shares of its common stock and warrants to purchase 972,225 shares of common stock (with an exercise price of $0.50 per share and which expire in June 2011), with an aggregate purchase price of $175,000 as a part of its most recent private placement offering. Proceeds of the private placement were allocated $43,750 to common stock warrants and $131,250 to common stock and paid in capital. The value of the warrants was estimated using the Black-Scholes Valuation Model with the following weighted average assumptions: risk free interest rate of .30%, no dividend yield, volatility factor of the expected market price of the Company's common stock of 155%, and a weighted average expected life of the warrants of one year.

In July 2010, the Company completed its most recent private placement offering by issuing 2,500,002 additional shares of common stock, and 1,250,001 additional warrants to purchase shares of common stock at a price of $.50, which expire in June and July, 2011, as applicable, with an aggregate purchase

                                       -8-
price of $225,000. Proceeds from the two most recent private placements will be utilized for the Company's share of costs to drill a new well on the Gabbs Valley Prospect (See Note 2). Any remaining funds will be used for general working capital purposes.

Proceeds of the June-July 2010 private placement were allocated $77,500 to common stock warrants and $322,500 to common stock and paid in capital. The value of the warrants was estimated using the Black-Scholes Valuation Model with the following weighted average assumptions: risk free interest rate of ..30%, no dividend yield, volatility factor of the expected market price of the Company's common stock of 157%, and a weighted average expected life of the warrants of one year.

4.   SUBSEQUENT EVENTS

In October 2010 the Company sold 7% of its working interest in the Gabbs Valley Prospect leases for $700,000. The sale grants the purchasers a working interest in the Paradise Unit 2-12 well and grants an option to participate in the farmin of the non-unit leases.

In October and November, 2010 the Company continued drilling the Paradise Unit 2-12 well to a depth of 4,250 feet before drilling problems caused the Company to cease drilling. The Company tested the well between 3,700 and 3,782 feet where oil shows had been found. The Company recovered small amounts of oil containing paraffin, which may have been restricting the oil flow. However, swab tests failed to increase the oil flow and the Company has suspended operations on the well pending an engineering analysis of whether chemical additives might increase the flow of oil. See Note 2.

5.   RECENTLY ISSUED ACCOUNTING STANDARDS

The Financial Accounting Standards Board (FASB) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. The Company has reviewed the recently issued pronouncements and concluded that the following new accounting standards are applicable:

In January 2010, the FASB issued Accounting Standards Update No. 2010-06,
"Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements." This Update requires new disclosures regarding the amount of transfers in or out of Levels 1 and 2 along with the reason for such transfers and also requires a greater level of disaggregation when disclosing valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This Update also includes conforming amendments to the guidance on employers' disclosures about postretirement benefit plan assets. The disclosures are required for reporting beginning in the first quarter 2010. Also, beginning with the first quarter 2011, the standard requires additional categorization of items included in the rollforward of activity for Level 3 inputs on a gross basis. Adoption of this standard will not have a material effect on the Company's financial statements.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

GENERAL TO ALL PERIODS


                                       -9-
The Company's primary business is the exploration and development of oil and gas interests. The Company has incurred significant losses from operations, and there is no assurance that it will achieve profitability or obtain the funds necessary to finance its operations. Sales revenue in 2009 was attributable to the production of oil from the Company's Timber Draw #1-AH and the Hooligan Draw #1-AH wells located in the Eastern Powder River Basin in the State of Wyoming, otherwise known as the Cheyenne River Prospect, which was sold in 2009. For all periods presented, the Company's effective tax rate is 0%. The Company has generated net operating losses since inception, which would normally reflect a tax benefit in the statement of operations and a deferred asset on the balance sheet. However, because of the current uncertainty as to the Company's ability to achieve profitability, a valuation reserve has been established that offsets the amount of any tax benefit available for each period presented in the statements of operations.

THREE MONTH PERIOD ENDED SEPTEMBER 30, 2010, COMPARED TO THREE MONTH PERIOD ENDED SEPTEMBER 30, 2009.

Production and operating expenses increased $11,059 to $68,067 for the three months ended September 30, 2010, from $57,008 for the same period in 2009. The increase was primarily due to Empire's higher share of Gabbs Valley lease rentals due to its increased percentage.

General and administrative expenses increased by $14,966 to $56,119 for the three months ended September 30, 2010, from $41,153 for the same period in 2009. The increase was primarily due to increased options granted and legal and travel costs associated with the Company's private placement offering.

Other income increased to $10,000 for the three months ended September 30, 2010 from $0 for the same period in 2009. The increase was due to the sale of well log data to a third party in September 2010.

NINE MONTH PERIOD ENDED SEPTEMBER 30, 2010, COMPARED TO NINE MONTH PERIOD ENDED SEPTEMBER 30, 2009.

For the nine months ended September 30, 2010, sales revenue decreased $9,794 to $0 compared to $9,794 for the same period during 2009. As of September 30, 2009 the Timber Draw #1-AH and the Hooligan Draw #1-AH wells had been sold.

Production and operating expenses increased $51,497 to $149,892 for the nine months ended September 30, 2010, from $98,395 for the same period in 2009. The increase was primarily due to Empire's higher share of Gabbs Valley lease rentals due to its increased percentage.

General and administrative expenses increased by $34,799 to $194,549 for the nine months ended September 30, 2010, from $159,750 for the same period in 2009. The increase was primarily due to options granted and costs associated with the issuance of stock options in 2010.

Other income increased to $10,000 for the nine months ended September 30, 2010 from $0 for the same period in 2009. The increase was due to the sale of well log data to a third party in September 2010.

RECENTLY ISSUED ACCOUNTING STANDARDS

The Financial Accounting Standards Board (FASB) periodically issues new accounting standards in a continuing effort to improve standards of financial

                                       -10-
accounting and reporting. The Company has reviewed the recently issued pronouncements and concluded that the following new accounting standards are applicable:

In January 2010, the FASB issued Accounting Standards Update No. 2010-06,
"Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements." This Update requires new disclosures regarding the amount of transfers in or out of Levels 1 and 2 along with the reason for such transfers and also requires a greater level of disaggregation when disclosing valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This Update also includes conforming amendments to the guidance on employers' disclosures about postretirement benefit plan assets. The disclosures are required for reporting beginning in the first quarter 2010. Also, beginning with the first quarter 2011, the standard requires additional categorization of items included in the rollforward of activity for Level 3 inputs on a gross basis. Adoption of this standard will not have a material effect on the Company's financial statements.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

As of September 30, 2010, the Company had $59,825 of cash on hand. The Company believes that its cash on hand along with proceeds from the sale of a portion of its working interest in the Paradise Unit, will allow it to finance its operations for the next six months. In order to sustain the Company's operations on a long-term basis, the Company intends to continue to look for merger opportunities and consider public or private financings. The Company plans to undertake further exploration of the Gabbs Valley Prospect in 2010.

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

The Company drilled the Paradise Unit 2-12 well to a depth of 4,250 feet before drilling problems caused the Company to cease drilling. The Company recovered small amounts of oil containing paraffin, which may have been restricting the oil flow. However, swab tests failed to increase the oil flow and the Company has suspended operations on the well pending an engineering analysis of whether chemical additives might increase the flow of oil Based on the engineering analysis the Company will determine its next actions related to the well.

MATERIAL RISKS

The Company has incurred significant losses from operations and there is no

                                       -11-
assurance that it will achieve profitability or obtain the funds necessary to finance continued operations. For other material risks, see the Company's Form 10-K for the period ended December 31, 2009, which was filed on March 30, 2010.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2010, the Company received subscriptions for 1,944,444 shares of its common stock, par value $0.001 per share, through a private placement. During such period, it also issued warrants to purchase 972,225 shares of its common stock in connection with the private placement (with an exercise price of $0.50 per share and which expire in June, 2011). The aggregate purchase price for such shares and warrants was $175,000. The private placement concluded on July 13, 2010. In total in the private placement (including events prior to July 1,2010), the Company received subscriptions for 4,444,446 shares of its common stock, par value $0.001 per share, and warrants to purchase 2,222,226 shares of its common stock (with an exercise price of $0.50 per share and which expire in June and July, 2011, as applicable), with an aggregate purchase price of $400,000. The material terms and conditions applicable to the purchase and sale of the securities in the private placement are set forth in the form of the securities purchase
                                       -12-
agreement and the common warrant certificate incorporated herein by reference. The funds raised in the private placement will be used for the purposes discussed in Note 3 to the financial statements.

The offers and sales related to the shares described above were not registered under the Securities Act of 1933, as amended, in reliance upon the exemption from the registration requirements of that act provided by Section 4 (2) thereof and Regulation D promulgated by the SEC thereunder. Each of the investors in the private placement was a sophisticated accredited investor with the experience and expertise to evaluate the merits and risks of an investment in the Company's stock and the financial means to bear the risks of such an investment. In addition, each investor was provided access to all of the material information regarding the Company that such investor would have received if the offer and sale of the securities had been registered.

On September 9, 2010, Alfred H. Pekarek was issued options to purchase 50,000 shares of the Company's common stock under the 2006 Stock Option Plan at a strike price of $0.26 per share. The options immediately vested and expire after ten years. The options were not registered under the Securities Act of 1933, as amended, and were issued in exchange for consulting engineering services.

In relation to the options issued to Alfred H. Pekarek, the Company relied on the exemption set forth in Section 4(2) of the Securities Act of 1933, as amended, in connection with the issuance of the options described above. Alfred H. Pekarek is a sophisticated person, there was no underwriting in connection with the issuance of these options and no commissions were paid to any party upon such issuance. Additional information about the issuance of these options can be found in Note 3 in the Notes to Financial Statements.

Item 6. Exhibits

        a) Exhibits

           10.1 Form of securities purchase agreement entered into between Empire Petroleum Corporation and certain accredited investors in connection with the June-July 2010 private placement (Incorporated herein by reference to Exhibit 10.1 to the
                  Company's Form 10-Q for the period ended June 30, 2010, which was filed on August 13, 2010).

           10.2 Form of common share warrant certificate issued by Empire Petroleum Corporation in favor of certain accredited investors in connection with the June-July 2010 private placement (Incorporated herein by reference to Exhibit 10.2 to the Company's Form 10-Q for the period ended June 30, 2010, which was filed on August 13, 2010).

           31 Certification of Chief Executive Officer (and principal financial officer) pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

           32 Certification of Chief Executive Officer (and principal financial officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).
                                       -13-
                     EMPIRE PETROLEUM CORPORATION
                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        EMPIRE PETROLEUM CORPORATION


Date:  November 15, 2010                    By: /s/ Albert E. Whitehead
                                                ___________________
                                                Albert E. Whitehead
                                                Chairman, Chief Executive
                                                  Officer and Principal
                                                  Financial Officer


                                    EXHIBIT INDEX

NO.                DESCRIPTION

10.1 Form of securities purchase agreement entered into between Empire Petroleum Corporation and certain accredited investors in connection with the June-July 2010 private placement (Incorporated herein by reference to Exhibit 10.1 to the
                 Company's Form 10-Q for the period ended June 30, 2010, which was filed on August 13, 2010).

10.2 Form of common share warrant certificate issued by Empire Petroleum Corporation in favor of certain accredited investors in connection with the June-July 2010 private placement (Incorporated herein by reference to Exhibit 10.2 to the Company's Form 10-Q for the period ended June 30, 2010, which was filed on August 13, 2010).

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


                                       -14-
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

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


November 15, 2010                      /s/ Albert E. Whitehead
                                       Albert E. Whitehead,
                                       Chief Executive Officer and
                                         Principal Financial Officer
EXHIBIT 32

                        CERTIFICATION PURSUANT TO
                         18 U.S.C. SECTION 1350,
                         AS ADOPTED PURSUANT TO
              SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Empire Petroleum Corporation (the "Company") on Form 10-Q for the period ending September 30, 2010 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Albert E. Whitehead, Chief Executive Officer (and principal financial officer) of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

 (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


 (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

November 15, 2010                           /s/ Albert E. Whitehead
                                            Albert E. Whitehead
                                            Chief Executive Officer and
                                               Principal Financial Officer



A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

The foregoing certification is being furnished to the Securities and Exchange Commission as an exhibit to the Report and shall not be considered filed as part of the Report.