Form 10-K
period 2010-12-31
EMPIRE PETROLEUM CORP
filed 2011-03-23
CIK 887396

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended    December 31, 2010
                          ___________________________________________________
                                     or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ___________________to_________________________

Commission file number       001-16653
                         ____________________________________________________

                      EMPIRE PETROLEUM CORPORATION
                      ____________________________
        (Exact name of registrant as specified in its charter)

           Delaware		                         73-1238709
__________________________________          _________________________________
 State or other jurisdiction of	                (I.R.S. Employer
 incorporation or organization                    Identification No.)

4444 E. 66th Street, Lower Annex, Tulsa, OK                        74316-4207
_____________________________________________________________________________
(Address of principal executive offices)	                         (Zip Code)

Registrant's telephone number, including area code (918) 488-8068
                                                   __________________________
Securities registered pursuant to Section 12(b) of the Act:

        Title of each class	                Name of each exchange on which
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates, based upon the average bid and asked prices of the registrant's Common Stock on the last business day of the registrant's most recently completed second fiscal quarter was $9,606,836.

The number of shares outstanding of the registrant's Common Stock, as of March 30, 2011, was 83,129,235.


















                                       -2-
                        EMPIRE PETROLEUM CORPORATION

                               FORM 10-K

                            TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                          PAGE NUMBER

PART I

Item 1.     Business                                                  4-7

Item 2.     Properties                                                7-8

Item 3.     Legal Proceedings                                           8

PART II

Item 5.     Market for Registrant's Common Equity, Related Stockholder
            Matters and Issuer Purchases of Equity Securities         8-9

Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                      9-17

Item 8.     Financial Statements and Supplementary Data  F-1 through F-13

Item 9.     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                        17

Item 9A     Controls and Procedures                                 17-18

Item 9B.    Other Information                                          18

PART III

Item 10.    Directors, Executive Officers and Corporate
            Governance                                              18-19

Item 11.    Executive Compensation                                     20

Item 12.    Security Ownership of Certain Beneficial Owners
            and Management and Related Stockholder Matters          20-22

Item 13.    Certain Relationships and Related Transactions,
            and Director Independence                                  22

Item 14.    Principal Accounting Fees and Services                  22-23

PART IV

Item 15.    Exhibits, Financial Statement Schedules                 23-25

            Signatures                                                 25






                                       -3-
PART I

ITEM 1.	BUSINESS.

Background

Empire Petroleum Corporation, a Delaware corporation (the "Company"), was incorporated in the State of Utah in August 1983 under the name Chambers Energy Corporation and domesticated in Delaware in March
1985 under the name Americomm Corporation. The Company's name was changed to Americomm Resources Corporation in July 1995. On May 29, 2001, Americomm Resources Corporation acquired Empire Petroleum Corporation, which became a wholly owned subsidiary of Americomm Resources Corporation. On August 15, 2001, Americomm Resources Corporation and Empire Petroleum Corporation merged and the Company's name was changed to Empire Petroleum Corporation. The Company operates from leased office space at 4444 E. 66th Street, Lower Annex, Tulsa, OK 74136-42017, and its telephone number is (918) 488-8068.

During the past three fiscal years, the Company has focused on developing the Gabbs Valley and South Okie Prospects as further described below.

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

After reaching 5,195 feet, the Company and its partners elected to suspend operations on the well, release the drilling rig, and associated equipment and personnel to evaluate the drilling and logging data. After the study was completed, Empire and its partners decided to conduct a thorough testing program on the well. The Company re-entered the well on April 17, 2007 and

                                   -4-
conducted a series of drill stem tests and recovered only drilling mud. It was then determined after considerable study that the formation is likely very sensitive to mud and water used in drilling which may have caused clays in the formation to swell preventing any oil that might be present to flow into the wellbore. During 2007, the Company increased its interest in the prospect leases to 57% when one of the joint participants elected to surrender its 30% share of the prospect. The Company and its joint owners assumed liabilities of approximately $68,000 to acquire this interest.

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

During 2010, the Company had a new Federal Drilling Unit named the "Paradise Unit" formed and approved by the Bureau of Land Management ("BLM"). The Paradise Unit consisted of 40,073.39 acres. This unit was formed according to the Company's plans to drill a second test well on the prospect to be known as the Empire Paradise Unit 2-12. This test well was to be drilled pursuant to the terms of the Paradise Unit to 6,000 feet, or 500 feet into the Triassic formation or into a zone that establishes commercial production at a lesser depth. Drilling operations were commenced July 19, 2010 and ceased on November 5, 2010. During the drilling phase the Company had several zones where oil shows were observed. During its test from 3,698' to 3,786' a small amount of oil was recovered. Drilling continued to 4,248', encountering additional oil shows and the decision was made to set 7" production casing to 4,225'. A further attempt to deepen the hole failed when a heavy water flow was encountered at 4,248'. One further test through the pipe at 4,140' to 4,167' tested water. It was then decided to test the area between 3,700' to 3,782'. Oil was recovered from this interval and was swabbed at the rate of three (3) to five (5) barrels of oil per day. The recovered oil contained a significant amount of paraffin, which could have restricted the oil production. The Company then made the decision to plug the well, considering it to be non-commercial. One of the parties which had farmed out their interest to Empire for drilling the 2-12 test well asked for an assignment of the lease on which the well was drilled. Empire agreed to this subject to such party's assumption of the plugging liabilities of both the 1-12 and 2-12 wells, plus the reclaiming and seeding of the two well sites and replacing Empire's $25,000 drilling bond. The acquiring party is planning to do additional testing of the well and is expected to commence the operations in 2011. The Company is offering the well data it has obtained to encourage the further testing. Although the Company is not optimistic that further testing will improve this well, it is encouraged in that it has proven there is producible oil in the very large Cobble Cuesta Structure which is located 150 miles from the nearest oil production. Because of this the Company is conducting additional geological studies with the expectation it will likely participate in the drilling of another test on the prospect. The Company's leasehold has been reduced from 92,825 acres to 48,541 acres due to lease expirations. The Company's ownership is now 50%.


                                   -5-
South Okie Prospect

On August 4, 2009, the Company purchased, for $25,000 and payment of lease rentals of $4,680, a nine month option to purchase 2,630 net acres of oil and gas leases known as the South Okie Prospect in Natrona County, Wyoming.

The option allowed the Company to purchase the leasehold interests for $35,000. The Tensleep Sand at depths from 3,300 feet to 4,500 feet is the primary target. The Tensleep is an excellent oil reservoir with the potential of 700 barrels of oil per acre foot recovery. As of December 31, 2009, the Company acquired 11 miles of seismic data and studies of this data were completed in early January 2010. An additional geological study was also completed early January 2010. Based on these studies, the Company exercised its option in 2010. Further engineering studies have estimated the reserve potential of this prospect at between 1,000,000 to 4,000,000 barrels of oil. The Company plans to drill or cause to be drilled a test well in 2011.

Competition

The oil and gas business is extremely competitive. The Company must compete with many long-established companies with greater financial resources and technical capabilities. The Company is not a significant participant in the oil and gas industry.

Markets; Price Volatility

The market price of oil and gas is volatile, subject to speculative movement and depends upon numerous factors beyond the control of the Company, including expectations regarding inflation, global and regional demand, political and economic conditions and production costs. Future profitability, if any, will depend substantially upon the prevailing prices for oil and gas. If the market price for oil and gas is significantly depressed in the future, it could have a material adverse effect on the Company's ability to raise additional capital necessary to finance operations and to explore the Gabbs Valley and South Okie Prospects. Lower oil and gas prices may also reduce the amount of oil and gas, if any, that can be produced economically from the Company's properties. While the prices of oil and gas remain volatile, the oil and gas industry has recently experienced historically high prices for oil and gas. The Company anticipates that the prices of oil and gas will fluctuate somewhat in the near future.

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

A substantial portion of the leases, which constitute the South Okie

                                       -6-
and Gabbs Valley Prospects are granted by the federal government and administered by the Bureau of Land Management ("BLM") and the Minerals Management Service ("MMS") of the U.S. Department of the Interior, both of which are federal agencies. Such leases are issued through competitive bidding, contain relatively standardized terms and require compliance with detailed BLM and MMS regulations and orders (which are subject to change by the BLM and the MMS). Leases are also accompanied by stipulations imposing restrictions on surface use and operations. Operations to be conducted by the Company on federal oil and gas leases must comply with numerous regulatory restrictions, including various nondiscrimination statutes. Federal leases also generally require a complete archaeology and environmental impact assessment prior to the authorization of an exploration or development plan.

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

Employees

As of December 31, 2010, the Company had one employee, a full-time secretary. Mr. Albert E. Whitehead, Chairman and Chief Executive Officer, devotes a considerable amount of time to the affairs of the Company and receives no compensation. For financial statement purposes, Mr. Whitehead's services have been recorded as contributed capital and expense in the amount of $50,000 for the years ended December 31, 2010 and 2009.

ITEM 2.       PROPERTIES.

Gabbs Valley Prospect

As of December 31, 2010, the Gabbs Valley Prospect consisted of approximately 48,541 acres of federal leases located in Nye and Mineral Counties, Nevada, of which the Company owns a 50% working interest.

As of December 31, 2010, two wells, the Empire Cobble Cuesta 1-12 and the Empire Paradise 2-12, had been drilled and tested on this prospect, but the wells were not completed. For more information regarding the Gabbs Valley Prospect, see "Gabbs Valley Prospect" under Item 1. Business.

                  COMPANY UNDEVELOPED ACREAGE (LEASES)
                        AS OF DECEMBER 31, 2010

         Undeveloped Acreage   Productive Acreage      Completed Oil Wells
            Gross     Net        Gross    Net
Prospect    Acres    Acres       Acres    Acres          2008  2009  2010
________  ________  _______    ________  _________    _____________________
Gabbs
  Valley   48,541   24,271          -          -          -0-   -0-   -0-
South
  Okie      3,120    2,630          -          -          -0-   -0-   -0-

ITEM 3.       LEGAL PROCEEDINGS.

                                 -7-
As of December 31, 2010, neither the Company nor its properties were subject to any legal proceedings.

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

Year ending December 31, 2009:

     Quarter                 High           Low
     03/31/09                .075           .01
     06/30/09                .095           .03
     09/30/09                .05            .02
     12/31/09                .10            .03

Year ending December 31, 2010:

     Quarter                 High           Low
     03/31/10                .25            .065
     06/30/10                .19            .05
     09/30/10                .245           .01
     12/31/10                .21            .00

Quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Number of Holders of Common Stock

At December 31, 2010, there were approximately 202 stockholders of record of the Company's Common Stock.

Dividends

The Company has never paid cash dividends on its Common Stock. The Company intends to retain future earnings for use in its business and, therefore, does not anticipate paying cash dividends on its Common Stock in the foreseeable future.

Recent Sales of Unregistered Securities

On or about February 24, 2011, the Company settled an outstanding invoice of a third party service provider in the net amount of $54,900 by paying $25,000 in cash and issuing 60,000 shares of Common Stock.

The offer and sale related to the shares described above were not registered under the Securities Act of 1933, as amended, in reliance upon the exemption from the registration requirements of that act provided by Section 4(2) thereof and Regulation D promulgated by the SEC thereunder. The third party
                                       -8-
service provider is a sophisticated investor with the experience and expertise necessary to evaluate the merits and risks of an investment in the Company's stock and the financial means to bear the risks of such an investment.

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


                                       -9-
For the past three fiscal years, the Company has financed its operations primarily from sales of its equity securities. In prior years advances were made to the Company by Albert E. Whitehead, the Company's Chief Executive Officer. There is no assurance that the Company will be able to continue to finance its operations through the sale of its equity securities, or through loans or advances by third parties. In addition, Mr. Whitehead has no obligation to advance the Company any additional money, and there is no assurance that he will do so.

The Company reported losses of $2,627,902 and $215,909 for the years ended December 31, 2010 and 2009, respectively. The Company also had an accumulated deficit of $13,759,121 as of December 31, 2010. The Company can provide no assurance that it will be profitable in the future and, if the Company does not become profitable, it may have to suspend its operations. As a result of the foregoing, the audit report of the Company's independent registered public accounting firm relating to the Company's financial statements has been modified because of a going concern uncertainty. If the Company is able to raise the funds necessary to continue its operations, its future performance will be dependent on the successful drilling results of its inventory of unproved locations in Wyoming and Nevada. The failure of drilling activities to achieve sufficient quantities of economically attractive reserves and production would have a material adverse effect on the Company's liquidity, operations and financial results.

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

Oil and gas drilling activities are subject to numerous risks, many of which

                                       -10-
are beyond the Company's control. The Company's operations may be curtailed, delayed or canceled as a result of title problems, weather conditions, compliance with governmental requirements, mechanical difficulties and shortages or delays in the delivery of equipment. In addition, the Company's properties may be susceptible to hydrocarbon drainage from production by other operators on adjacent properties. Industry operating risks include the risk of fire, explosions, blow-outs, pipe failure, abnormally pressured formations and environmental hazards such as oil spills, gas leaks, ruptures or discharges of toxic gases, the occurrence of any of which could result in substantial losses to the Company due to injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, clean-up responsibilities, regulatory investigation and penalties and suspension of operations.

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

The Company is subject to a variety of federal, state and local governmental laws and regulations related to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous materials. These regulations subject the Company to increased operating costs and potential liability associated with the use and disposal of hazardous materials. Although these laws and regulations have not had a material adverse effect on the Company's financial condition or results of operations, there can be no assurance that the Company will not be required to make material expenditures in the future. Moreover, the Company anticipates that such laws and regulations will become increasingly stringent in the future, which could lead to material costs for environmental compliance and remediation by the Company. Any failure by the Company to obtain required permits for, control the use of, or adequately restrict the discharge of hazardous substances under present or future regulations could subject the Company to substantial liability or could cause its operations to be suspended. Such liability or suspension of operations could have a material adverse effect on the Company's business, financial condition and results of operations.
                                       -11-
The Company is subject to intense competition.

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

There can be no assurance that the Common Stock will trade at or above any particular price in the public market, if at all. The trading price of the Common Stock could be subject to significant fluctuations in response to variations in quarterly operating results or even mild expressions of interest on a given day. Accordingly, the Common Stock could experience substantial price changes in short periods of time. Even if the Company is performing according to its plan and there is no legitimate company-specific financial basis for this volatility, it must still be expected that substantial percentage price swings will occur in the Company's Common Stock for the foreseeable future.

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

The Company has not declared or paid any dividends on its Common Stock. The Company currently intends to retain future earnings to fund the development

                                       -12-
and growth of its business, to repay indebtedness and for general corporate purposes, and therefore, does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.

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

TWELVE MONTH PERIOD ENDED DECEMBER 31, 2010, COMPARED TO TWELVE MONTH PERIOD ENDED DECEMBER 31, 2009

For the twelve months ended December 31, 2010, sales revenue decreased $9,794 to $0, compared to $9,794 for the same period during 2009.
The decrease in sales revenue was the result of the sale of the Company's interest in the Cheyenne River Prospect in 2009.

Production and operating expenses increased $57,922 to $178,223 for the twelve months ended December 31, 2010, from $120,251 for the same period in 2009. This increase was primarily due to costs associated with the Company's higher share of the Gabbs Valley lease rentals due to the increased working interest.

General and administrative expenses increased by $32,322 to $241,947 for the twelve months ended December 31, 2010, from $209,674 for the same period in 2009. The increase was primarily due to stock options issued in 2010. In 2009, the Company's legal costs were higher due to the costs associated with the Company's private placement of Common Stock.

Well abandonment expense increased by $2,221,293 for the twelve months ended December 31, 2010 from $-0- in 2009 due to the Company's assignment of the Paradise Unit 1-12 well to another leaseholder in 2010.


                                       -13-
There was no depreciation expense attributable to the twelve months ended December 31, 2010 or December 31, 2009 because the depreciable assets were fully depreciated.

For the reasons discussed above, net loss increased $(2,411,993) from $(215,909) for the twelve months ended December 31, 2009, to $(2,627,902) for the twelve months ended December 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

As of December 31, 2010, the Company had $68,689 of cash on hand. The Company's cash on hand will not be sufficient to fund its operations during the next 12 months. The Company expects to incur costs of approximately $10,000 per month relating to general administrative, office and other expenses. In order to sustain the Company's operations on a long term basis, the Company intends to continue to look for merger opportunities and consider public or private financings. To the extent that it is necessary, the Company expects that management will support the Company financially for several months to allow the Company to consummate a merger opportunity, or public or private financing (See subsequent events).

PRIVATE EQUITY PLACEMENTS

In 2005, the Company raised $500,000 of net proceeds by selling 5,000,000 shares of newly issued common stock along with warrants to purchase 1,250,000 shares of common stock which, subject to certain restrictions, could have been exercised for a period of one year at an exercise price of $0.25. Proceeds of the original placement were allocated $67,875 to common stock warrants and $432,125 to common stock and paid in capital. In 2006, the warrants were extended twice; the extensions reduced the value of the warrants to $18,250. The value assigned to the warrants was determined using the Black-Scholes option valuation method with the following assumptions: no dividend yield, expected volatility of 154%, risk free interest rate of 3.28% and expected life of one year. Assumptions used for the extensions were: no dividend yield, expected volatility of 153%, risk free interest rate of 4.86% and expected life of 6 months. These warrants have expired.

In September 2006, the Company raised $1,450,000 in a private placement of 7,250,000 shares of its common stock along with warrants to purchase an additional 1,812,500 shares of its common stock. The warrants have expired. Proceeds of the private placement were allocated $144,675 to common stock warrants and $1,305,325 to common stock and paid in capital. These funds were used for general corporate purposes, to purchase an additional 30% interest in the Gabbs Valley Oil Prospect in Nevada, and to pay the Company's share of costs associated with drilling a test well in the Gabbs Valley Oil Prospect. The value assigned to the warrants was determined using the Black-Scholes option valuation method with the following assumptions: no dividend yield, expected volatility of 148% risk-free interest rate of 5.09% and an expected life of one year.

In April 2007, the Company completed a private placement of 5,000,000 shares of its common stock along with warrants to acquire up to 1,250,000 shares of its common stock for an aggregate purchase price of $1,000,000. The warrants had an exercise price of $.50 per share. The warrants have expired. Proceeds of the placement were allocated $80,000 to common stock warrants, and $920,000 to common stock and paid in capital. Approximately $337,000 of the funds were

                                       -14-
used to pay for the Company's costs associated with the re-entry and testing of the Cobble Cuesta 1-12 well in the Gabbs Valley Prospect in Nevada and the remaining funds have been or will be used for general corporate purposes. The value assigned to the warrants was determined by using the Black-Scholes option valuation method with the following assumptions: no dividend yield, expected volatility of 136%, risk free interest rate of 4.94% and an expected useful life of one year.

In a private placement concluded on January 26, 2010, the Company received subscriptions for 21,431,661 shares of its common stock, par value $0.001 per share, with the aggregate offering price of such shares being $1,500,216. The material terms and conditions applicable to the purchase and sale of the securities in the private placement are set forth in the form of the Securities Purchase Agreement included as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2009.

Subsequent to this private placement, the Company determined that it needed to enter into the farm-in agreement (See Note 4) and raise additional funds in order to successfully drill a new test well on the Gabbs Valley Prospect.

In July 2010, the Company completed the private placement offering by issuing 2,500,002 additional shares of common stock, and 1,250,001 additional warrants to purchase shares of common stock at a price of $.50, which expire in June and July, 2011, as applicable, with an aggregate purchase price of $225,000. Proceeds from this private placement was utilized for the Company's share of costs to drill a new well on the Gabbs Valley Prospect (See Note 2). Any remaining funds were used for general working capital purposes.

Proceeds of the July 2010 private placement were allocated $57,500 to common stock warrants and $167,500 to common stock and paid in capital. The value of the warrants was estimated using the Black-Scholes Valuation Model with the following weighted average assumptions: risk free interest rate of ..30%, no dividend yield, volatility factor of the expected market price of the Company's common stock of 155% to 157% (depending on the date of sale), and a weighted average expected life of the warrants of one year.

SALE OF WORKING INTEREST

In October 2010, the Company sold 7% of its working interest in the Gabbs Valley Prospect leases for $700,000. In connection with such sale, the purchasers were granted a working interest in the Paradise Unit 2-12 well, unit leases and an option to participate in the farmin of the non-unit leases, which option has expired.

ADVANCE FROM RELATED PARTY

On February 1, 2011 the Albert E. Whitehead Living Trust, under the terms of a convertible note advanced $100,000 to the Company. The note has a term of

 One (1) year and accrues interest at the rate of four (4) percent per annum. The principal and interest owed under the note may be converted by the holder into Common Stock at the rate of $0.10 per share.

OFF-BALANCE SHEET ARRANGEMENTS

None

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

                                       -15-
The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Because estimates and assumptions require significant judgment, future actual results could differ from those estimates and could have a significant impact on the Company's results of operations, financial position and cash flows. The Company re-evaluates its estimates and assumptions at least on a quarterly basis. The following policies may involve a higher degree of estimation and assumption:

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

Estimates of future dismantlement, restoration, and abandonment costs - the Company accounts for future abandonment costs of wells and related facilities in accordance with the provisions of Financial Accounting Standards Board("FASB") Accounting for Asset Retirement Obligations. Under this method of accounting, the accrual for future dismantlement and abandonment costs is based on estimates of these costs for each of the Company's properties based upon the type of production structure, reservoir characteristics, depth of the reservoir, market demand for equipment, currently available procedures and consultations with construction and engineering consultants. Because these costs typically extend many years into the future, estimating these future costs is difficult and requires management to make estimates and judgments that are subject to future revisions based upon numerous factors, including changing technology and the

                                       -16-
political and regulatory environment and, estimates as to the proper discount rate to use and timing of abandonment.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements of the Company are set forth on pages F-1 through F-13 at the end of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

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

The Company's Chief Executive Officer (and principal financial officer) made an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2010. In making this assessment, the Company's Chief Executive Officer (and principal financial officer) used the criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on this assessment, the Company's Chief Executive Officer (and principal financial officer) believes that as of December 31, 2010, the Company's internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by

                                       -17-
the Company's independent registered public accounting firm pursuant to temporary rules of the SEC, which only require management's report in this annual report.

Changes on Internal Control over Financial Reporting

During the period covered by this report, there was no change in the Company's internal control over financial reporting that has materially affected or that is reasonably likely to materially affect the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following lists the directors and executive officers of the Company:

Name                     Age             Position

Albert E. Whitehead       80             Director, Chairman & Chief Executive
                                                   Officer
John C. Kinard            77             Director
Montague H. Hackett, Jr.  78             Director
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

John C. Kinard.

Mr. Kinard has served as a Director of the Company since June 1998 and is currently a Partner in Silver Run Investments, LLC, an oil and gas investment firm. Mr. Kinard serves as a Managing Partner of Remuda Resources LLC, a private oil and gas exploration company. From 1990 through December 1995, Mr. Kinard served as President of Glen Petroleum, Inc., a private oil and gas exploration company. From 1990 through 2002, Mr. Kinard also served as the Chairman of Envirosolutions UK Ltd., a private industrial wastewater treatment company.
                                      -18-
Montague H. Hackett, Jr.

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

IDENTIFICATION OF THE AUDIT COMMITTEE; AUDIT COMMITTEE FINANCIAL EXPERT

As of December 31, 2010, the Company had not established any committees (including an audit committee) because of the small size of its Board of Directors. As such, the Company does not have an audit committee or an audit committee financial expert serving on such committee. As of December 31, 2010, the entire Board of Directors (Messrs. Whitehead, Kinard and Hackett) essentially serve as the Company's audit committee.

CODE OF ETHICS

The Company has adopted a Code of Ethics that applies to all of the Company's directors and employees, including the Company's principal executive officer, principal financial officer and principal accounting officer or persons performing similar functions. The Company undertakes to provide any person without charge, upon request, a copy of the Code of Ethics. Requests may be directed to Empire Petroleum Corporation, 4444 E. 66th Street, Lower Annex, Tulsa, Oklahoma 74136-4207, or by calling (918) 488-8068.

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

Based solely on review of the copies of such reports furnished to the Company and any written representations that in other reports were required during the year ended December 31, 2010, to the Company's knowledge, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners during the year ended December 31, 2010 were complied with on a timely basis.

ITEM 11.	EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

During the last two completed fiscal years, no executive officer received a salary or any other benefits as a part of executive compensation. The Company's only named executive officer, Albert E. Whitehead, does not hold any stock options and has not received any other award under an equity incentive plan.

                                       -19-
DIRECTORS COMPENSATION

No director received compensation or any other benefits from the registrant during its last completed fiscal year.

ITEM  12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
            AND RELATED STOCKHOLDER MATTERS.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2010, the Company had two equity incentive plans under which equity securities were authorized for issuance to the Company's directors, officers, employees and other persons who performed substantial services for or on behalf of the Company. The "1995 Stock Option Plan", which expired in May 2005, remains only to the extent necessary to govern outstanding options issued under the Plan. At the Company's 2006 Annual Meeting of Stockholders, the stockholders approved the "2006 Stock Incentive Plan", which authorizes granting up to 5,000,000 options for up to 5,000,000 shares of the Company's common stock.

The following table provides certain information relating to the 1995 Stock Option Plan and the 2006 Stock Incentive Plan as of December 31, 2010:

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

Equity              1,095,000                $0.147             4,105,000
compensation plans
approved by
security holders

Equity                                        N/A
compensation plans
not approved by
security holders
                     _________                                  _________
           TOTAL     1,095,000                                  4,105,000
                     _________                                  _________

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our Common Stock as of March 30, 2011 for:

* each person who is known to own beneficially more than 5% of our outstanding Common Stock;

* each of our executive officers and directors; and

* all executive officers and directors as a group.


                                       -20-
The percentage of beneficial ownership for the following table is based on 83,129,235 shares of Common Stock outstanding as of March 30, 2011.

Unless otherwise indicated below, to the Company's knowledge, all persons and entities listed below have sole voting and investment power over their shares of Common Stock.

                                            Amount and
                                             nature of
                                            beneficial            Percent of
Name and address of beneficial owner        ownership              class (1)

Albert E. Whitehead,                        19,391,439 shares (2)    23.33%
Chairman of the Board and
Chief Executive Officer
3214 E. 73rd Street
Tulsa, OK  74136-5927

John C. Kinard,                               781,331 shares (3)      0.94%
Director
52 S. Roslyn Street
Denver, CO  80230

Montague H. Hackett, Jr.                   15,176,083 shares (4)     18.08%
Director
550 Park Avenue
New York, NY  10065

All current directors and executive officers
as a group (3 persons)                    35,348,853 shares  (5)     41.98%

(1) The percentage ownership for each person is calculated in accordance with the rules of the SEC, which provide that any shares a person is deemed to beneficially own by virtue of having a right to acquire shares upon the conversion of options or other rights are considered outstanding solely for purposes of calculating such person's percentage ownership.

 (2)  This number includes: (i) 16,268,378 shares directly owned by the Albert
E. Whitehead Living Trust, of which Mr. Whitehead is the trustee; (ii)
277,778 shares Mr. Whitehead has the right to acquire pursuant to a warrant;
(iii) 30,000 shares owned by Mr. Whitehead's grandchildren for which he acts as custodian; and (iv) 2,815,283 shares directly owned by the Lacy E. Whitehead Living Trust, of which Ms. Whitehead, Mr. Whitehead's wife, is trustee. Mr. Whitehead disclaims any interest in the shares owned by the Lacy
E. Whitehead Living Trust and the shares owned by his grandchildren.

 (3)  This number includes: (i) 161,331 shares directly owned by Mr. Kinard;
(ii) 220,000 shares Mr. Kinard has the right to acquire pursuant to options granted to him under the 1995 Stock Option Plan; (iii) 250,000 shares
Mr. Kinard has the right to acquire pursuant to options granted to him under the Company's 2006 Stock Incentive Plan; and (iv) 150,000 shares directly owned by Mr. Kinard's wife, of which Mr. Kinard disclaims any interest.

(4)  This number includes (i) 9,600,288 shares directly owned by Mr. Hackett
(ii) 400,000 shares Mr. Hackett has the right to acquire under the Company's 2006 Stock Incentive Plan; (iii) 138,889 shares Mr. Hackett has the right to acquire pursuant to a warrant; (iv) 2,206,350 shares directly owned by the

                                       -21-
Trust F/B/O Melinda Hackett and 138,889 shares the same trust has the right to acquire pursuant to a warrant, of which Mr. Hackett disclaims any interest;
(v) 1,945,635 shares directly owned by the Trust F/B/O Montague H. Hackett, III and 138,889 shares the same trust has the right to acquire pursuant to a warrant, of which Mr. Hackett disclaims any interest; and (vi) 607,143 shares directly owned by Mayme M. Hackett, Mr. Hackett's wife, of which Mr. Hackett disclaims any interest.

 (5) This number is based on the numbers listed in footnotes 2 through 4 above.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
            INDEPENDENCE.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Messrs.Whitehead and Hackett participated in the Company's 2009-2010 private placements on the same terms and conditions as the other investors in the private placement. For more information regarding such private placements, see "Private Equity Placements" under Item 7 of this Form 10-K.

Subsequent to December 31, 2010, Mr. Whitehead advanced $100,000 to the Company through a Convertible Note from the Company. For more information regarding the Convertible Note, see "Advance from Related Party" under Item 7 of this Form 10-K.

In October 2010, Messrs. Whitehead and Hackett participated in the sale of working interests by the Company on the same terms and conditions as the other purchasers of the working interest. For more information regarding such transaction, see "Sale of Working Interest" under Item 7 of this From 10-K.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of the fees billed or to be billed to the Company by HoganTaylor LLP the Company's independent registered public accounting firm, for professional services rendered for the fiscal years ended December 31, 2010 and December 31, 2009:

Fee Category              Fiscal 2010 Fees          Fiscal 2009 Fees

Audit Fees (1)              $ 35,000                   $ 35,000
Audit-Related Fees (2)          -0-                       -0-
Tax Fees                        -0-                       -0-
All Other Fees (3)              -0-                       -0-

Total Fees                  $ 35,000                   $ 35,000


                                       -22-
 (1) Audit Fees consist of aggregate fees billed for professional services rendered for the audit of the Company's annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2010 and December 31, 2009, respectively.

 (2) Audit-Related fees consist of aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit Fees."

(3) All Other Fees consist of aggregate fees billed for products and services provided by HoganTaylor LLP, other than those disclosed above.

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

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)   (1)  Financial Statements
           The financial statements under this item are included in Item 8 of Part II.

      (2)  Schedules
           NONE

      (3)  Exhibits

Exhibit  Description

No.
 3.1  Articles of Incorporation of the Company, as amended
      (incorporated herein by reference to Exhibit 3.1 of the Company's Form 10-QSB for the period ended September 30, 1995, which was filed November 6, 1995).

3.2 Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company's Form 10-QSB for the period ended March 31, 1998, which was filed May 15, 1998).

10.1 1995 Stock Option Plan (incorporated herein by reference to Appendix A of the Company's Form DEFS 14A dated June 13, 1995, which was filed June 14, 1995).

10.2  Form of Stock Option Agreement (incorporated herein by reference to
      Exhibit 10(g) of the Company's Form 10-KSB for the year ended December 31, 1995, which was filed March 29, 1996).


                                       -23-
10.3 Letter Agreement dated May 8, 2003 between the Company and O. F. Duffield (incorporated herein by reference to Exhibit 10.6 of the Company's Form 10-KSB for the year ended December 31, 2003, which was filed March 30, 2004).

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

10.9 Form of Securities Purchase Agreement entered into between Empire Petroleum Corporation and certain accredited investors in connection with 2007 private placement (incorporated herein by reference to Exhibit
      10.1 to the Company's Form 8-K dated April 4, 2007, which was filed on April 10, 2007).

10.10 Form of Securities Purchase Agreement entered into between Empire Petroleum Corporation and certain accredited investors in connection with the 2009 private placement (incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q for the period ended September 30, 2009, which was filed on November 16, 2009).

10.11 Form of securities purchase agreement entered into between Empire Petroleum Corporation and certain accredited Investors in connection with the June-July 2010 private Placement (incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q for the period ended June 30, 2010, which was filed on August 13, 2010).

10.12 Form of common share warrant certificate issued by Empire Petroleum Corporation in favor of certain accredited investors in connection with the June-July 2010 private placement (incorporated herein by reference to Exhibit 10.2 to the Company's Form 10-Q for the period ended June 30, 2010, which was filed on August 13, 2010).

10.13 Convertible Note Due February 1, 2012 (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K dated February 1, 2011, which was filed on February 7, 2011).

31     Certification of Chief Executive Officer (and principal financial

                                       -24-
       officer) pursuant to Rules 13a - 14 (a) and 15(d) - 14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(1)
       (31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

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

                                     Empire Petroleum Corporation

Date:  March 23, 2011                 By:       /s/Albert E. Whitehead
                                                Albert E. Whitehead
                                                Chief Executive Officer
                                                (principal executive officer,
                                                 principal financial officer
                                                 and principal accounting
                                                 officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                 Title                              Date

/s/Albert E. Whitehead    Chairman and Chief Executive
Albert E. Whitehead       Officer                            March 23, 2011

/s/John C. Kinard         Director                           March 23, 2011
John C. Kinard

/s/Montague H. Hackett, Jr.  Director                        March 23, 2011
Montague H. Hackett, Jr.


















                                      -25-

                       EMPIRE PETROLEUM CORPORATION

                          FINANCIAL STATEMENTS

                               CONTENTS

                                                     Page No.

Balance Sheets as of December 31, 2010
  and 2009                                             F-2
Statements of Operations for the years ended
  December 31, 2010 and 2009                           F-3
Statements of Changes in Stockholders' Equity
  for the years ended December 31, 2010 and
  2009                                                 F-4
Statements of Cash Flows for the years ended
  December 31, 2010 and 2009                           F-5
Notes to Financial Statements                    F-6 through F-13










































                         REPORT OF INDEPENDENT

                  REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Empire Petroleum Corporation

We have audited the accompanying balance sheets of Empire Petroleum Corporation as of December 31, 2010 and 2009, and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Empire Petroleum Corporation as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

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

We were not engaged to examine management's assertion about the effectiveness of Empire Petroleum Corporation's internal control over financial reporting as of December 31, 2010, included in the accompanying Management's Annual Report on Internal Controls and, accordingly, we do not express an opinion thereon.


                                  /s/ HOGANTAYLOR LLP
                                      Tulsa, Oklahoma
                                      March 23, 2011







                                       F-1
                        EMPIRE PETROLEUM CORPORATION

                               BALANCE SHEETS

                          December 31, 2010 and 2009


             ASSETS                                       2010            2009
                                                   ___________    ____________

Current assets:
  Cash                                             $    68,689     $ 1,171,565
  Accounts receivable (net of allowance
                       of $3,750)                       45,915          45,915
  Prepaid expenses                                       7,336               0
                                                   ___________     ___________

         Total current assets                          121,940       1,217,480
                                                   ___________     ___________

Property & equipment, net of accumulated
   depreciation and depletion                          255,215         920,215
                                                   ___________     ___________

                                                  $    377,155     $ 2,137,695
                                                   ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities        $    149,065          10,583
                                                   ___________     ___________

        Total current liabilities                      149,065          10,583

Long term liabilities:
  Asset retirement obligation                              -0-          34,200
                                                   ___________     ___________
        Total liabilities                              149,065          44,783
                                                   ___________     ___________
Stockholders' equity
  Common stock-$.001 par value, authorized              83,069          74,553
   100,000,000 shares, issued 83,069,235 and
   74,553,361 shares, respectively
  Additional paid in capital                        13,904,142      13,149,578
  Accumulated deficit                              (13,759,121)    (11,131,219)
                                                   ___________     ___________

        Total stockholders' equity                     228,090       2,092,912
                                                   ___________     ___________

                                                  $    377,155     $ 2,137,695
                                                   ===========     ===========


See accompanying notes to financial statements.




                                       F-2
                         EMPIRE PETROLEUM CORPORATION

                           STATEMENTS OF OPERATIONS

                    Years Ended December 31, 2010 and 2009


                                                           2010          2009
                                                  _____________  ____________
Revenue:
  Petroleum sales                                 $           0  $      9,794
                                                  _____________  ____________
                                                              0         9,794
                                                  _____________  ____________

Costs and expenses:
  Well abandonment expense                            2,221,293             0
  Production & operating                                178,174       120,251
  General & administrative                              231,996       209,674
                                                  _____________  ____________
                                                      2,631,463       329,925
                                                  _____________  ____________
  Operating income (loss)                            (2,631,463)   (  320,131)
                                                  _____________  ____________
Other (income) and expense:
  Gain on Sale of Asset                                       0    (  102,707)
  Miscellaneous (income) expense                              0
  Interest income                                    (    3,561)   (    1,515)
                                                  _____________  ____________
Total other (income)
  expense                                            (    3,561)   (  104,222)
                                                  _____________  ____________

Net loss applicable to common stock               $  (2,627,902)   (  215,909)
                                                  _____________  ____________

Net loss
  per common share basic & diluted                $        (.03) $       (.00)

                                                  _____________  ____________
Weighted average number of
  common shares
  outstanding, basic & diluted                       80,487,318    59,722,307
                                                  _____________  ____________


See accompanying notes to financial statements.











                                      F-3

                        EMPIRE PETROLEUM CORPORATION
              STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  Years ended December 31, 2010 and 2009



                                   Additional
                           Par     Paid in     Accumulated
              Shares       Value   Capital       Deficit       Total
              ___________  _______  ___________  ____________  ___________

Balances December 31, 2008

               57,193,128   57,193   11,901,722  (10,915,310)   1,043,605

Net loss           -          -           -         (215,909)    (215,909)

Value of services
 contributed by
 Employee          -          -         50,000           -         50,000

Issuance of Common Stock

               17,360,233   17,360    1,197,856         -       1,215,216
               __________  _______   __________  ___________  ___________

Balances December 31, 2009

               74,553,361   74,553   13,149,578   (11,131,219)  2,092,912

Net loss            -         -           -       ( 2,627,902) (2,627,902)
Value of services
 contributed by
 Employee           -         -          50,000        -           50,000

Issuance of Stock Options     -          28,080        -           28,080

Issuance of Common Stock

                 8,515,874    8,516     676,484        -          685,000
                __________  _______   _________    __________ ___________

Balances December 31, 2010

                83,069,235   83,069  13,904,142   (13,759,121)    228,090


See accompanying notes to financial statements.











                                        F-4
                        EMPIRE PETROLEUM CORPORATION

                         STATEMENTS OF CASH FLOWS

                   Years ended December 31, 2010 and 2009

                                                           2010          2009
                                                     ___________  ___________
Cash flows from operating activities:
Net loss                                             $(2,627,902)    (215,909)
Adjustments to reconcile net loss to
net cash used in operating activities:

   Value of services contributed by
      Employee                                            50,000       50,000
      Stock Option Plan expense                           28,080            0
      Well abandonment expense                         2,221,293            0
   Gain on sale of Cheyenne River Prospect                     0     (102,707)

Change in operating assets and
  liabilities:

   Accounts receivable                                         0      (33,757)
   Prepaid expenses                                       (7,336)       9,075
   Accounts payable and accrued
     liabilities                                         138,482       (8,809)
                                                     ___________  ___________
Net cash used in operating activities                   (197,383)    (302,107)
                                                     ___________  ___________
Cash flows from investing activities:
  Sale of working interest                               700,000            0
  Sale of Cheyenne River Interest                              0      166,525
  Acquisition of lease acres                                   0      ( 7,191)
  Purchase of option on South Okie Prospect              (35,000)     (25,000)
  Well equipment and drilling costs                   (2,255,493)           0
                                                    ____________  ___________
Net cash provided by (used in) investing
  activities                                          (1,590,493)     134,334
                                                    ____________  ___________

Cash flows from financing activities:
  Proceeds from private equity placement                 685,000    1,215,216
                                                    ____________  ___________
Net cash provided by financing
  activities                                             685,000    1,215,216
                                                    ____________  ___________

Net increase (decrease) in cash                       (1,102,876)   1,047,443
Cash - Beginning of year                               1,171,565      124,122
                                                    ____________  ___________
Cash - End of year                                  $     68,689  $ 1,171,565
                                                    ____________   ___________





See accompanying notes to financial statements.

                                       F-5
                        EMPIRE PETROLEUM CORPORATION

                        NOTES TO FINANCIAL STATEMENTS

                         DECEMBER 31, 2010 and 2009

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

Virtually all of the Company's assets are invested in the Gabbs Valley and South Okie Prospects, both of which are unproven, that is, they have not been evaluated as being capable of producing economical quantities of reserves. The Company acquired additional leasehold interests in and drilled a test well on its Gabbs Valley Prospect in 2006. Completion of the test well was suspended pending evaluation of the geologic information and the securing of additional capital to continue the evaluation and possibly to complete the well. The Company drilled a test well on the Prospect in 2010 which recovered oil, however the oil contained paraffin which prevented it from producing at economic rates. The Company continues to believe that the Prospect contains economical reserve quantities and is actively conducting additional studies and will be pursuing potential funding and/or partners to continue evaluation and exploration.

The Company plans to supplement current studies of the South Okie Prospect with a seismograph evaluation to verify the potential of the prospect. The Company has acquired 11 miles of seismic and studies of this data was completed in early January 2010 and an additional geological study was also completed early January 2010. The option allows the Company to purchase the leasehold interests for $35,000. Based on these studies, the Company expects to exercise its option.

The continuation of the Company is dependent upon the ability of the Company to attain future profitable operations. These financial statements have been prepared on the basis of United States generally accepted accounting principles applicable to a company with continuing operations, which assume that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its obligations in the normal course of operations. Management believes the going concern assumption to be appropriate for these financial statements. If the going concern assumption were not appropriate for these financial statements, then
                                       F-6
adjustments might be necessary to the carrying value of assets and liabilities, reported expenses and the balance sheet classifications used.

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

Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses. As a result, if there is a loss from continuing operations, Diluted EPS is computed in the same manner as Basic EPS is computed. At December 31, 2010 the Company had 1,095,000 and 2,222,226 options and warrants outstanding, respectively, that were not included in the calculation of diluted earnings per share. Such financial instruments may become dilutive and would then need to be included in future calculations of Diluted EPS.

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

(f) Obligations associated with the retirement of assets:

The Company follows Financial Accounting Standards Board (FASB) guidance on accounting for asset retirement obligations, which among other matters, addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This guidance requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred, with the associated asset retirement cost capitalized as part of the related asset and allocated to expense over the asset's useful life. The Company applies its analysis to producing wells. The Company accrued $0 and $34,200, respectively at December 31, 2010 and 2009 as an asset retirement obligation for wells in Nevada, which was recorded as an expense since the well costs have been fully impaired.

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

3. Property and equipment:

In 2003, the Company acquired a 10% interest in the Gabbs Valley Prospect of Western Nevada by issuing 2,000,000 shares of Company stock. The Company has recorded its investment at $200,000. In 2005, the Company conducted a seismic survey of the Gabbs Valley Prospect. Based on the results of the seismic survey, during 2006, the Company entered into an agreement to increase its working interest in the prospect to 40% by paying $675,000 plus 55% of the drilling costs through completion. The Company contracted a drilling rig, which commenced drilling the Empire Cobble Cuesta 1-12-12N-34E, Nye County, Nevada in September 2006. After reaching a depth of 5,195 feet the Company ceased drilling operations, ran electronic logs, installed a wellhead, and conditioned the hole so that it might be re-entered or deepened at a later date. In April 2007, the Company re-entered the well and based on the results of drill stem tests, determined that the formation was very sensitive to the mud and water used in drilling the test well, causing clogs in the formation to swell which prevented any oil which might be present to flow into the well bore. The total gross acres of this prospect was increased to 92,826 acres by the acquisition of 30,917 acres from the U.S. Department of Interior in June, 2006 at a cost of $36,689, the acquisition of 9,943.91 acres in September, 2008 at a cost of $13,025 and the acquisition of 7,680 acres in September, 2009 at a cost of $12,615. The Company increased its interest to 57% in the prospect leases in 2007 when one of the joint participants elected to surrender its 30% interest. The Company and the remaining joint owners assumed liabilities of approximately $68,000 to

                                       F-9
acquire the interest.

In 2010, the Company drilled a test well in the Paradise Unit of the Gabbs Valley Prospect to a depth of 4,250 feet. The well produced small amounts of oil containing paraffin which may have restricted oil flow. A co-owner of the lease elected to take over the lease and well, including remediation of the site, as of December 31, 2010 the Company had expensed $2,255,493 of intangible drilling costs related to the Paradise Unit test well. Also in 2010, the Company sold a 7% working interest in the Gabbs Valley Prospect for $700,000. As of December 31, 2010, the Gabbs Valley Prospect consisted of approximately 48,541 acres of federal leases located in Nye and Mineral Counties, Nevada, of which the Company owns a 50% working interest.

The Company's other property and equipment, totaling $2,561 at December 31, 2010, consists entirely of office furniture, fixtures and equipment, which are fully depreciated.

4.  Capital Stock:

In 2005, the Company raised $500,000 of net proceeds by selling 5,000,000 shares of newly issued common stock along with warrants to purchase 1,250,000 shares of common stock which, subject to certain restrictions, could have been exercised for a period of one year at an exercise price of $0.25. Proceeds of the original placement were allocated $67,875 to common stock warrants and $432,125 to common stock and paid in capital. In 2006, the warrants were extended twice; the extensions reduced the value of the warrants to $18,250. The value assigned to the warrants was determined using the Black-Scholes option valuation method with the following assumptions: no dividend yield, expected volatility of 154%, risk free interest rate of 3.28% and expected life of one year. Assumptions used for the extensions were: no dividend yield, expected volatility of 153%, risk free interest rate of 4.86% and expected life of 6 months. The warrants expired on November 15, 2010 with none being exercised.

In 2006, the Company raised $1,450,000 of net proceeds by selling 7,250,000 shares of newly issued stock along with warrants to purchase 1,812,500 shares of common stock, which, subject to certain restrictions, could have been exercised on or before March 15, 2009 (subsequently extended to November 15, 2010-See Note 10) at an exercise price of $0.50. Proceeds of the placement were allocated $144,675 to common stock warrants and $1,305,325 to common stock and paid in capital. The value assigned to the warrants was determined using the Black-Scholes option valuation method with the following assumptions: no dividend yield, expected volatility of 148% risk-free interest rate of 5.09% and an expected life of one year. The warrants expired November 15, 2010 with none being exercised.

In 2007, the Company raised $1,000,000 of net proceeds by selling 5,000,000 shares of newly issued stock, along with warrants to purchase 1,250,000 shares of common stock, which subject to certain restrictions, could have been exercised until March 15, 2009 (subsequently extended to November 15, 2010 (See
Note 10)) at an exercise price of $0.50 per share. Proceeds of the placement were allocated $80,000 to common stock warrants and $920,000 to common stock and paid in capital. The value assigned to the warrants was determined by using the Black-Scholes option valuation methods with the following assumptions: no dividend yield, expected volatility of 136%, risk free interest rate of 4.94%, and an expected useful life of one year. The warrants expired November 15, 2010 with none being exercised.


                                       F-10
In 2009, the Company raised $1,215,216 of net proceeds by selling 17,360,233 shares of newly issued common stock. Proceeds were utilized for the Company's share of costs to drill a new well on the Gabbs Valley Prospect (See Note 1).

In 2010, the Company raised $685,000 of net proceeds by selling 8,515,874 shares of newly issued stock, along with warrants to purchase 2,222,226 shares of Common Stock, which subject to certain restrictions, can be exercised until June 16, 2011 at an exercise price of $0.50 per share. Proceeds of the placements were allocated $101,250 to Common Stock Warrants and $583,750 to Common Stock and paid in capital. The value assigned to the warrants was determined by using the Black-Scholes option valuation methods with the following assumptions: no dividend yield, expected volatility of 155%, risk free interest rate of .3% and an expected useful life of one year.

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

The Company expenses the cost of options granted over the vesting period of the option based on the grant-date fair value of the award. No options were granted in 2009. For the year ended December 31, 2010, the Company recognized an expense of $28,080 related to options granted under the Plan.

Fair values were estimated at the date of grants of the options, using the Black-Scholes option valuation model with the following weighted average assumptions: risk-free interest rate of 3.65% and 2.77%, volatility factor of the expected market price of the Company's common stock of 162% and 142%, no dividend yield on the Company's common stock, and a weighted average expected life of the options of 5 years. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. For purposes of determining the expected life of the options, the Company utilizes the Simplified Method as defined in Staff Accounting Bulletin No. 107 issued by the Securities and Exchange Commission.

In addition options valuation models require the input of highly subjective assumptions including stock price volatility.

As of December 31, 2010, there was no unrecognized compensation expense related to nonvested share-based compensation arrangements under the Plan.

                                       F-11
A summary of the Company's Incentive Plan as of December 31, 2010 and changes during the year is presented below:

                                                           Weighted Average
                                           Shares           Exercise Price
                                         _________         _________________

Outstanding at Beginning of Year 2009    1,140,000                .18

Granted                                          0                .00

Cancelled or Exercised                      70,000                .44

Outstanding at ending of Year 2009       1,070,000                .162

Granted                                    120,000                .25

Cancelled or Exercised                      95,000                .44
                                         __________        _________________

Outstanding at End of Year 2010          1,095,000                .148
                                         ==========        =================

The following table summarizes information about stock options outstanding at December 31, 2010:
                   Options Outstanding              Options Exercisable
           _________________________________________________________________
                            Weighted
                            Average       Weighted                Weighted
Range of       Number       Remaining     Average    Number       Average
Exercise       Outstanding  Contractual   Exercise   Exercisable  Exercise
Prices         at 12/31/10  Life          Price      at 12/31/10  Price
____________________________________________________________________________
$0.10-$0.26    1,095,000    6.41 Years    $0.148     1,095,000    $0.148

No options were granted in 2009.

6. Income taxes:

The provision for income taxes differs from the amount obtained by applying the Federal income tax rate of 34% to income before income taxes. The difference relates to the following items:

                                          2010            2009
Statutory tax rate                         34%             34%
                                       ___________    __________

Expected tax benefit                   $  (890,000)   $  (70,000)
Benefit of losses not recognized           890,000        70,000
                                       ___________    __________
Tax provision (benefit) as reported    $        -    $     -
                                       ___________   ___________

The components of deferred income taxes at December 31, 2010 are as follows:

                                          2010           2009
                                      ____________   ____________
Deferred tax assets:
  Loss carry-forwards                 $  2,650,000    $ 1,750,000
                                   F-12
  Valuation allowance                   (2,125,000)    (1,250,000)
                                       ___________   ____________
                                               525        500,000
Deferred tax liabilities:
  Property and equipment                       525        500,000
                                       ___________   ____________

Net deferred taxes                     $         -   $          -
                                       ___________   ____________

At December 31, 2010, the Company had net operating loss carryforwards of approximately $2,578,000 which expire beginning in 2011.

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

8. Operating lease:

The Company leases office space under an operating lease agreement with an unrelated party which expires in June 2012. Monthly lease payments are $1,100.

Rent expense for each of the years ended December 31, 2010 and 2009, was $12,649 and $12,487, respectively.

9.  Subsequent Events

On February 1, 2011 the Company and its Chief Executive Officer entered into an agreement where the Company received $100,000 in exchange for entering into a Convertible Note agreement. The note accrues interest of 4% and matures February 1, 2012. The note may be converted into Common Stock of the Company by the holder at a conversion price of $.10 per share.













                                    F-13
EXHIBIT 31
                              CERTIFICATION

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

March 23, 2011                    /s/ Albert E. Whitehead
                                  Albert E. Whitehead, Chief Executive
                                  Officer (and principal financial officer)



EXHIBIT 32

                        CERTIFICATION PURSUANT TO
              18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report of Empire Petroleum Corporation (the "Company") on Form 10-K for the period ending December 31, 2010, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Albert E. Whitehead, Chief Executive Officer (and principal financial officer)of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


March 23, 2011                /s/ Albert E. Whitehead
                              Albert E. Whitehead, Chief Executive Officer
                              (and principal financial officer)

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

The foregoing certification is being furnished to the Securities and Exchange Commission as an exhibit to the Report and shall not be considered filed as part of the Report.