Form 10-Q
period 2011-03-31
EMPIRE PETROLEUM CORP
filed 2011-05-13
CIK 887396

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                                Form 10-Q


(Mark One)

[X] Quarterly Report Pursuant to Section 13 OR 15(d) of the Securities
    Exchange Act of 1934

             For the quarterly period ended March 31, 2011

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from _______________to________________

                    Commission file number 001-16653

                      EMPIRE PETROLEUM CORPORATION

         (Exact name of registrant as specified in its charter)

          DELAWARE                              73-1238709
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)               Identification No.)


       4444 E. 66th Street, Lower Annex, Tulsa, Oklahoma  74136-4207
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

                     [ ]  Yes            [ ]  No

                 APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of the registrant's common stock, $0.001 par value, outstanding as of May 13, 2011 was 83,129,235.




































                      EMPIRE PETROLEUM CORPORATION

                          INDEX TO FORM 10-Q

Part I. FINANCIAL INFORMATION                                        Page

Item 1. Financial Statements

Balance Sheets at March 31, 2011 (Unaudited) and
     December 31, 2010                                                   1

Statements of Operations - Three months ended
     March 31, 2011 and 2010 (Unaudited)                                 2

Statements of Cash Flows - Three months ended
     March 31, 2011 and 2010 (Unaudited)                                 3

Notes to Financial Statements                                          4-8

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                     8-10

Item 4. Controls and Procedures                                         10

Part II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds     11

Item 6. Exhibits                                                        11

Signatures                                                              12





























PART I.  FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

                      EMPIRE PETROLEUM CORPORATION

                             BALANCE SHEETS

                                         March 31,       December 31,
                                             2011               2010
                                       (Unaudited)
ASSETS                               ____________       ____________
Current assets:
  Cash                               $     41,861       $     68,689
  Accounts receivable
   (net of allowance of $3,750
    at March 31, 2011 and
    December 31, 2010)                     61,964             45,915
  Prepaid expenses                          4,218              7,336
		                          ___________       ____________
Total current assets                      108,043            121,940

Property & equipment, net of accumulated
  depreciation and depletion              255,215            255,215
                                      ___________       ____________
Total assets             	       $    363,258       $    377,155
                                      ___________       ____________
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued
    liabilities                      $    51,079        $    149,065
  Note payable - related party           100,000                   0
                                     ___________         ___________
Total current liabilities                151,079             149,065
                                     ___________        ____________
Total liabilities                        151,079             149,065
                                     ___________        ____________
Stockholders' equity:
  Common stock - $.001 par value,
    authorized 100,000,000 shares,
    issued and outstanding 83,129,235
    and 83,069,235 shares,
    respectively                         83,129               83,069
  Additional paid in capital         13,957,867           13,904,142
  Accumulated deficit               (13,828,817)         (13,759,121)
                                    ___________          ___________
Total stockholders' equity              212,179              228,090
                                    ___________          ___________

Total liabilities and stockholders'
  equity                            $   363,258          $   377,155
                                    ___________          ___________



         See accompanying notes to unaudited financial statements.




                                     -1-
                         EMPIRE PETROLEUM CORPORATION

                           STATEMENTS OF OPERATIONS

                                 (UNAUDITED)


                                            Three Months Ended

                                                March 31,
                                        ____________________________

                                            2011           2010
                                        _____________  _____________
Revenue:
  Petroleum sales                       $           0  $           0
                                        _____________  _____________
                                                    0              0
                                        _____________  _____________

Costs and expenses:
  Production & operating                      (11,279)        9,930
  General & administrative                     80,732        67,061
                                        _____________  ____________
                                               69,453        76,991
                                        _____________  ____________
  Operating loss                              (69,453)      (76,991)
                                        _____________  ____________
Other income and (expense):
  Interest income                                   7         1,641
  Interest expense                               (250)            0
                                        _____________  ____________

Total other income and
   (expense)                                     (243)        1,641
                                        _____________  ____________

Net income (loss)                       $     (69,696) $    (75,350)
                                        _____________  ____________

Net income (loss) per common
  share, basic and
  diluted                               $        (.00) $       (.00)
                                        _____________  ____________
Weighted average number of
  common shares outstanding,
  basic and diluted                        83,121,145    77,069,412
                                        _____________  ____________








          See accompanying notes to unaudited financial statements.

                                       -2-

                      EMPIRE PETROLEUM CORPORATION

                        STATEMENTS OF CASH FLOWS

                              (UNAUDITED)

                                               Three Months Ended

                                               March 31,     March 31,
                                                   2011          2010
                                              _________    __________
Cash flows from operating activities:
  Net loss                                  $   (69,696)   $  (75,350)

Adjustments to reconcile net loss
  to net cash used in operating activities:

  Value of services contributed by employee      12,500        12,500
  Stock incentive plan expense                   11,295        16,380

Change in operating assets and liabilities:

  Accounts receivable                           (16,049)            0
  Prepaid expenses                                3,118             0
  Accounts payable and accrued liabilities      (67,996)          991
                                               ________      ________
Net cash used in
  operating activities                         (126,828)     ( 45,479)
                                               ________      ________
Cash flows from investing activities:

  Acquisition of lease acres                          0      ( 17,500)
                                               ________      ________
Net cash provided by (used in)investing
  activities                                          0      ( 17,500)
                                               ________      ________
Cash flows from financing activities:
   Proceeds from private equity placement             0       285,000
   Proceeds from related party, note payable    100,000             0
                                               ________      ________
Net increase (decrease) in cash                ( 26,828)      222,021

Cash - Beginning of period                       68,689     1,171,565
                                               ________      ________
Cash - End of period                         $   41,861    $1,393,586
                                               ________      ________

Supplemental Disclosure for Non Cash Items:
   Common Stock issued for accounts payable  $    29,990            0
                                               _________     ________

         See accompanying notes to unaudited financial statements.







                                     -3-
                        EMPIRE PETROLEUM CORPORATION

                       NOTES TO FINANCIAL STATEMENTS

                              March 31, 2011

                                (UNAUDITED)

1.     BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES:

The accompanying unaudited financial statements of Empire Petroleum Corporation ("Empire" or the "Company") have been prepared in accordance with United States generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, the results of operations, and the cash flows for the interim period are included. All adjustments are of a normal, recurring nature. Operating results for the interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

The information contained in this Form 10-Q should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2010 which are contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange
Commission (the "SEC") on March 23, 2011.

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

As of March 31, 2011, the Company had $41,861 of cash on hand. In order to sustain the Company's operations on a long-term basis, the Company continues to look for merger opportunities and consider public or private financings.

Compensation of Officers and Employees

The Company's only executive officer serves without pay or other compensation.

                                      -4-
The fair value of these services is estimated by management and is recognized as a capital contribution. For the three months ended March 31, 2011, the Company recorded $12,500 as a capital contribution by its executive officer.

Fair Value Measurements

The Financial Accounting Standards Board ("FASB") fair value measurement standards defines fair value, establishes a consistent framework for measuring fair value and establishes a fair value hierarchy based on the observability of inputs used to measure fair value. The Company's primary marketable asset is cash, and it owns no marketable securities.

2.    PROPERTY AND EQUIPMENT:

GABBS VALLEY PROSPECT

The Company's leasehold acreage at March 31, 2011 consisted of 48,541 acres. The Company's ownership is now 50%.

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

After reaching 5,195 feet in connection with drilling this first test well, the Company and its partners elected to suspend operations on the well, release the drilling rig, and associated equipment and personnel to evaluate the drilling and logging data. After the study was completed, Empire and its partners decided to conduct a thorough testing program on the well. The Company re-entered the well on April 17, 2007 and conducted a series of drill stem tests and recovered only drilling mud. It was then determined after considerable study that the formation is likely very sensitive to mud and water used in drilling which may have caused clays in the formation to swell preventing any oil that might be present to flow into the well bore. During 2007, the Company increased its interest in the prospect leases to 57% when one of the joint participants elected to surrender its 30% share of the prospect. The Company and its joint owners assumed liabilities of approximately $68,000 to acquire this interest.

In 2008, the Company and its partners engaged W. L. Gore and Associates to carryout an Amplified Geochemical Imaging Survey which covered approximately sixteen square miles. The survey was concentrated along the apex of the large Cobble Cuesta structure which included the areas around the Empire Cobble Cuesta 1-12 exploratory test and the other test well drilled in the immediate area. Both of these tests encountered oil shows and the geochemical survey

                                       -5-
indicated potential hydrocarbons beyond the two well bores.  A new
Federal drilling unit was formed and approved by the Bureau of Land Management. This unit was known as the Paradise Drilling Unit and contained 40,073 acres out of our total lease block then containing 92,825 acres.

In July 2010, the Company entered into a farm-in agreement with its joint lease holders holding a 41% working interest in the 40,073 acre Paradise
Unit. On July 19, 2010, the Company commenced drilling a test well in the Paradise Unit on the Gabbs Valley Prospect in Nevada. The Company drilled the Paradise Unit 2-12 test well to a depth of 4,250 feet before drilling problems caused the Company to cease drilling. The Company tested the well between 3,700 feet and 3,782 feet where oil shows had been found.
The Company recovered small amounts of oil containing paraffin, which may have been restricting the oil flow. However, swab tests failed to increase the oil flow and the Company has suspended operations on the well and reassigned the lease and the 1-12 and 2-12 wells to the other leasehold owners from which the Company had taken a farmout. The new owners plan to do further testing on the 2-12 well and assumed the liabilities associated with the lease and both the 1-12 and 2-12 wells. Further testing by the new owners is expected in the second quarter of 2011 pending financing. The Company will utilize the results of the testing and other factors to determine its next actions with respect to the Gabbs Valley leasehold.

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

The option allowed the Company to purchase the leasehold interests for $35,000. The Tensleep Sand at depths from 3,300 feet to 4,500 feet is the primary target. The Tensleep is an excellent oil reservoir with the potential of 700 barrels of oil per acre foot recovery. As of December 31, 2009, the Company acquired 11 miles of seismic data and studies of this data were completed in early January 2010. An additional geological study was also completed early January 2010. Based on these studies, the Company exercised its option in 2010. Further engineering studies have estimated the reserve potential of this prospect at between 1,000,000 to 4,000,000 barrels of oil. Subject to securing additional financing and/or engaging an industry partner, the Company plans to drill or cause to be drilled a test well in 2011.

3.   NOTE PAYABLE - RELATED PARTY

On February 1, 2011 the Albert E. Whitehead Living Trust, under the terms of a convertible note, advanced $100,000 to the Company. The note has a term of one (1) year and accrues interest at the rate of four (4) percent per annum. The principal and interest owed under the note may be converted by the holder into common stock at the strike price of $0.10 per share.



                                   -6-
4.  EQUITY

As of March 31, 2011, the Company had outstanding warrants that expire in June and July 2011. Fair values of the warrants were estimated at the date of issuance using the Black-Scholes Option Valuation Model with the following weighted average assumptions: risk free interest rate of .3%, volatility factor of the expected market price of the Company's common stock of 155%, no dividend yield, and a weighted average expected life of the warrants of one year. The outstanding warrants were valued at $101,250, which had no income statement effect.

On March 17, 2010, John C. Kinard, a member of the Company's Board of Directors, was issued options to purchase 70,000 shares of the Company's common stock under the 2006 Stock Incentive Plan at a strike price of $0.25 per share. The options immediately vested and expire after ten years. The Company recorded an expense of $16,380 for the options. Fair values were estimated at the date of grant of the options, using the Black-Scholes Option Valuation Model with the following weighted average assumptions:
risk free interest rate of 3.65%, volatility factor of the expected market price of the Company's common stock of 162%, no dividend yield, and a weighted average expected life of the options of 5 years. For the purpose of determining the expected life of the options, the Company utilizes the Simplified Method as defined in Staff Accounting Bulletin No. 107 issued by the SEC.

On September 9, 2010, Alfred H. Pekarek, a consulting geologist to the Company was issued options to purchase 50,000 shares of the Company's common stock under the 2006 Stock Incentive Plan at a strike price of $0.26 per share. The options immediately vested and expire after ten (10) years. The Company recorded an expense of $11,700 for the options. Fair values were estimated at the date of grant of the options, using the Black-Scholes Option Valuation Model with the following weighted average assumptions: risk free interest rate of 2.77%, volatility factor of the expected market price of the Company's common stock of 142%, no dividend yield, and a weighted average expected life of the options of 5 years. For the purpose of determining the expected life of the options, the Company utilizes the Simplified Method as defined in Staff Accounting Bulletin No. 107 issued by the SEC.

On Februry 28, 2011, Kevin R. Seth, a new member of the Company's Board of Directors, was issued options to purchase 150,000 shares of the Company's common stock under the 2006 Stock Incentive Plan at a strike price of $0.10 per share. The options immediately vested and expire after ten years. The Company recorded an expense of $11,295 for the options. Fair values were estimated at the date of grant of the options, using the Black-Scholes Option Valuation Model with the following weighted average assumptions:
risk free interest rate of 3.42%, volatility factor of the expected market price of the Company's common stock of 172%, no dividend yield, and a weighted average expected life of the options of 5 years. For the purpose of determining the expected life of the options, the Company utilizes the Simplified Method as defined in Staff Accounting Bulletin No. 107 issued by the SEC.

Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses. As a result, if there is a loss from continuing operations, Diluted EPS is computed in the same manner as Basic EPS. At March 31, 2011, the Company had 1,245,000 options and 2,222,226 warrants outstanding,

                                       -7-
that were not included in the calculation of earnings per share for the period then ended. Such financial instruments may become dilutive and would then need to be included in future calculations of Diluted EPS. At March 31, 2011, the outstanding options and warrants were considered anti-dilutive since the strike prices was above the market price and since the Company has incurred losses year to date.

In January 2010, the Company received stock subscriptions of $285,000 as a part of its then ongoing private placement offering, which concluded on January 26, 2010. The subscribers received 4,071,428 shares of stock valued at $.07 per share. Subsequent to the private placement, the Company determined that it needed to enter into the farm-in agreement and raise additional funds in order to drill the 2-12 well on the Gabbs Valley Prospect.

In July 2010, the Company completed its most recent private placement offering by issuing 4,444,446 shares of common stock, with an aggregate purchase price of $400,000 and 2,222,226 warrants to purchase shares of common stock at a price of $.50, which expire in June and July, 2011, as applicable. Proceeds from the private placement were utilized for the Company's share of costs to drill the 2-12 well on the Gabbs Valley Prospect (See Note 2).

Proceeds of the June-July 2010 private placement were allocated $101,250 to common stock warrants and $298,750 to common stock and paid in capital. The value of the warrants was estimated using the Black-Scholes Valuation Model with the following weighted average assumptions: risk free interest rate of ..30%, no dividend yield, volatility factor of the expected market price of the Company's common stock of 157%, and a weighted average expected life of the warrants of one year.

5.   SUBSEQUENT EVENTS

Subject to final documentation, the Company has agreed to issue 435,000 shares of the Company's common stock to a drilling company to settle an account payable of $43,500 which was the balance of the 2-12 drilling costs.

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

THREE MONTH PERIOD ENDED MARCH 31, 2011, COMPARED TO THREE MONTH PERIOD ENDED MARCH 31, 2010.


                                      -8-
Production and operating expenses decreased $21,209 to $(11,279) for the three months ended March 31, 2011, from $9,930 for the same period in 2010.
The decrease was primarily due to costs related to the Gabbs Valley Prospect in 2010 while 2011 reflects refunds of certain drilling costs which were expensed in 2010.

General and administrative expenses increased by $13,671 to $80,732 for the three months ended March 31, 2011, from $67,061 for the same period in 2010. The increase was primarily due to issuance of stock options to the newest member of the Company's Board of Directors and increased insurance costs in 2011.

There was no depreciation expense attributable to the three months ended March 31, 2011 or December 31, 2010 because the depreciable assets were fully depreciated.

For the reasons discussed above, net loss decreased $5,654 from $(75,350) for the three months ended March 31, 2010, to $(69,696) for the three months ended March 31, 2011.

RECENTLY ISSUED ACCOUNTING STANDARDS

The Financial Accounting Standards Board (FASB) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. The Company has reviewed the recently issued pronouncements and no new accounting standards have been adopted since the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 was filed.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

As of March 31, 2011, the Company had $41,861 of cash on hand.  The
Company believes that its cash on hand will allow it to finance its operations for the next six months. In order to sustain the Company's operations on a long-term basis, the Company intends to continue to look for merger opportunities and consider public or private financings. The Company plans to undertake further exploration of the Gabbs Valley and South Okie Prospects in 2011. The Company will likely look to industry partners to drill the next wells on these prospects.

OUTLOOK

As stated elsewhere in this Form 10-Q, on May 1, 2007, after further testing of the Company's 1-12 well in the Gabbs Valley Prospect, the Company decided to partially plug and abandon the well since no hydrocarbons were recovered. However, the Company was encouraged by the data it acquired in connection with the drilling, logging and testing of the well. Such data, additional studies of such data, the assistance of geological and engineering consultants and an Advanced Geochemical Imaging Survey conducted in December 2008 led the Company to determine that further drilling was warranted. It is possible that excessive mud exposure in the hole for over five months seriously impeded the process of recovering hydrocarbons. It was determined that a new test well should be drilled using a different method of drilling.

The Company drilled the Paradise Unit 2-12 well to a depth of 4,250 feet before drilling problems caused the Company to cease drilling. The Company recovered
                                       -9-
small amounts of oil containing paraffin, which may have been restricting the oil flow. However, swab tests failed to increase the oil flow and the Company suspended operations on the well and reassigned the lease and the 1-12 and 2-12 wells to the other leasehold owners from which the Company had taken a farmout. The new owners plan to do further testing on the 2-12 well and assumed the liabilities associated with the lease and both the 1-12 and 2-12 wells. Further testing by the new owners is expected in the second quarter pending financing. The Company will reassess its plans for the Gabbs Valley leasehold, however, additional studies indicate potential drill sites exist on the remaining acreage and the Company plans to attempt to get industry partner(s) to drill another test well this year on this prospect.

Subject to securing additional financing and/or engaging an industry partner, the Company plans to drill or cause to be drilled a test well on its South Okie Prospect in 2011.

MATERIAL RISKS

The Company has incurred significant losses from operations and there is no assurance that it will achieve profitability or obtain the funds necessary to finance continued operations. For other material risks, see the Company's Form 10-K for the period ended December 31, 2010, which was filed on March 23, 2011.

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q, including this section, includes certain statements that may be deemed "forward-looking statements" within the meaning of federal securities laws. All statements, other than statements of historical facts, that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including future sources of financing and other possible business developments, are forward-looking statements. Such statements are subject to a number of assumptions, risks and uncertainties and could be affected by a number of different factors, including the Company's failure to secure short and long-term financing necessary to sustain and grow its operations, increased competition, changes in the markets in which the Company participates and the technology utilized by the Company and new legislation regarding environmental matters. These risks and other risks that could affect the Company's business are more fully described in reports it files with the SEC, including its Form 10-K for the fiscal year ended December 31, 2010. Actual results may vary materially from the forward-looking statements.

The Company undertakes no duty to update any of the forward-looking statements in this Form 10-Q.

Item 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation under the supervision of the Company's Chief Executive Officer (and principal financial officer) of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Company's Chief Executive Officer (and principal financial officer) has concluded that the disclosure controls and procedures as of the end of the period covered by this report are effective. During the period covered by this report, there was no change in the Company's internal controls over financial reporting that has materially affected or that is reasonably likely to materially affect the Company's internal control over financial reporting.
                                      -10-
PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 1, 2011, the Company sold The Albert E. Whitehead Living Trust (the "Trust") that certain Convertible Note Due February 1, 2012, in the principal amount of $100,000 (the "Convertible Note"). Albert E. Whitehead, the Company's Chief Executive Office3r and a member of the Company's board of directors, is the trustee of the Trust. The Trust paid the Company $100,000 for the Convertible Note. The Convetible Note accrues interest at a rate of 4% per annum. The Convertible Note may be converted at any time prior to February 1, 2012 into shares of the Company's common stock, at an initial conversion price of $0.10 per share of common stock.

On or about February 24, 2011, the Company settled an outstanding invoice of a third party service provider in the net amount of $54,900 by paying $25,000 in cash and issuing 60,000 shares of Common Stock.

Subject to final documentation and subsequent to the quarter ended March 31, 2011, the Company agreed to issue 435,000 shares of its common stock to Riley Paige Oilfield Services to settle an account payable of $43,500 which was the balance of the 2-12 drilling costs.

The offer and sale of the securities described above were not registered under the Securities Act of 1933, as amended, in reliance upon the exemption from the registration requirements of that act provided by Section 4(2) thereof and
Regulation D promulgated by the SEC thereunder.   All of the purchasing
parties are sophisticated investors with the experience and expertise necessary to evaluate the merits and risks of an investment in the Company's stock and the financial means to bear the risks of such an investment.

Item 6. Exhibits

10 Convertible Note Due February 1, 2012 (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K dated February 1, 2011, which was filed on February 7, 2011).

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












                                       -11-
                     EMPIRE PETROLEUM CORPORATION
                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        EMPIRE PETROLEUM CORPORATION


Date:  May 13, 2011                     By: /s/ Albert E. Whitehead
                                                ___________________
                                                Albert E. Whitehead
                                                Chairman, Chief Executive
                                                  Officer and Principal
                                                  Financial Officer


                                    EXHIBIT INDEX

NO.                DESCRIPTION

10 Convertible Note Due February 1, 2012 (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K dated February 1, 2011, which was filed on February 7, 2011).

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

                                       -12-
4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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


May 13, 2011                           /s/ Albert E. Whitehead
                                       Albert E. Whitehead,
                                       Chief Executive Officer and
                                         Principal Financial Officer








EXHIBIT 32

                        CERTIFICATION PURSUANT TO
                         18 U.S.C. SECTION 1350,
                         AS ADOPTED PURSUANT TO
              SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Empire Petroleum Corporation (the "Company") on Form 10-Q for the period ending March 31, 2011 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Albert E. Whitehead, Chief Executive Officer (and principal financial officer) of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

 (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


 (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

May 13, 2011                                /s/ Albert E. Whitehead
                                            Albert E. Whitehead
                                            Chief Executive Officer and
                                               Principal Financial Officer



A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

The foregoing certification is being furnished to the Securities and Exchange Commission as an exhibit to the Report and shall not be considered filed as part of the Report.