Form 10-Q
period 2011-06-30
EMPIRE PETROLEUM CORP
filed 2011-08-12
CIK 887396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

or

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

_________________

EMPIRE PETROLEUM CORPORATION

(Exact name of registrant as specified in its charter)

_________________

DELAWARE	001-16653	73-1238709
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

4444 E. 66TH STREET, LOWER ANNEX, TULSA, OKLAHOMA 74136-4207
(Address of Principal Executive Offices) (Zip Code)

918-488-8068
(Registrant’s telephone number, including area code)

N/A
(Former name or former address and former fiscal year, if changed since last report)

_________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  [x]     No  [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  [x]  No  [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes [ ]      No  [x]

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by SectionS 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes [ ]      No  [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 12, 2011 was 83,564,235.

EMPIRE PETROLEUM CORPORATION

INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
Balance Sheets at June 30, 2011 (Unaudited) and December 31, 2010 (Audited)
Statements of Operations - Three and six months ended June 30, 2011 and 2010 (Unaudited)
Statement of Cash Flows - Six months ended June 30, 2011 and 2010 (Unaudited)
Notes to Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 4.	Controls and Procedures

PART II — OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 6.	Exhibits

Signatures

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EMPIRE PETROLEUM CORPORATION

BALANCE SHEET

	JUN. 30, 2011	Dec. 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$15,421	$68,689
Accounts receivable	45,915	45,915
Prepaid expenses and other current assets	1,100	7,336
Total current assets	62,436	121,940

Property & equipment less accumulated depreciation and depletion	255,215	255,215
Total assets	$317,651	$377,155

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$7,248	$149,065
Notes payable - related party	100,000	0
Total current liabilities	107,248	149,065
Total liabilities	107,248	149,065

Stockholders' equity:
Common stock - $.001 per value authorized 100,000,000 shares,	83,564	83,069
issued and outstanding 83,564,235 and 83,069,235 respectively
Additional paid in capital	14,013,431	13,904,142
Accumulated deficit	(13,886,592)	(13,759,121)
Total stockholders' equity	210,403	228,090
Total liabilities and stockholders' equity	$317,651	$377,155

See accompanying notes to unaudited financial statements

EMPIRE PETROLEUM CORPORATION

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2011	2010	2011	2010
Revenue:
Petroleum Sales	$0	$0	$0	$0
	0	0	0	0

Costs and expenses:
Production and operating	0	71,896	(11,279)	81,826
General and administrative	56,777	71,369	137,510	138,430
	56,777	143,265	126,231	220,256
Operating loss	(56,777)	(143,265)	(126,231)	(220,256)

Other income and (expense):
Interest income	2	1,266	10	2,907
Interest expense	(1,000)	0	(1,250)	0
Total other income (expense)	(998)	1,266	(1,240)	2,907

Net income (loss)	$(57,775)	$(141,999)	$(127,471)	$(217,349)

Net income (loss) per common
share, basic and diluted	$0.00	$0.00	$0.00	$0.00
Weighted average number of
common shares outstanding
basic and diluted	83,564,235	78,776,024	83,342,735	77,931,359

See accompanying notes to unaudited financial statements

EMPIRE PETROLEUM CORPORATION

STATEMENTS OF CASH FLOW

(UNAUDITED)
	Six Months Ended

	Jun. 30, 2011	Jun. 30, 2010

Cash flows from operating activities:
Net loss	$(127,471)	$(217,349)

Adjustments to reconcile net loss to net
cash used in operating activities:
Value of services contributed by employee	25,000	25,000
Stock incentive plan expense	11,294	16,380

Change in operating assets and liabilities:
Accounts receivable	0	0
Prepaid expenses	6,236	0
Accounts payable and accrued liabilities	(68,327)	9,203

Net cash used in operating activities	(153,268)	(166,766)

Cash flow from investing activities:
Acquisition of lease acres	0	(35,000)
Well equipment and drilling costs	0	(513,389)

Net cash provided by (used in) investing
activities	0	(548,389)

Cash flows from financing activities:
Proceeds from private equity placement	0	460,000
Proceeds from related party, note payable	100,000	0

Net cash provided by (used in) financing activities	100,000	0

Net increase (decrease) in cash	(53,268)	(255,155)

Cash - Beginning of period	68,689	1,171,565

Cash - End of period	$15,421	$916,410
Supplemental Disclosure for Non Cash Items:
Common Stock issued for accounts payable	$73,490	$0

See accompanying notes to unaudited financial statements

EMPIRE PETROLEUM CORPORATION

NOTES TO FINANCIAL STATEMENTS

June 30, 2011

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

Annual Report on Form 10-K filed with the Securities and Exchange

Commission (the "SEC") on March 23, 2011.

The Company has incurred significant losses in recent years. The continuation of the Company as a going concern is dependent upon the ability of the Company to attain future profitable operations and/or additional debt or equity financing until profitable operations are achieved.

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

As of June 30, 2011, the Company had $15,421 of cash on hand. In order to sustain the Company's operations on a long-term basis, the Company continues to look for merger opportunities and consider public or private financings.

Compensation of Officers and Employees

The Company's only executive officer serves without pay or other compensation.

The fair value of these services is estimated by management and is recognized as a capital contribution. For the three months ended June 30, 2011, the

Company recorded $25,000 as a capital contribution by its executive officer.

Fair Value Measurements

The Financial Accounting Standards Board ("FASB") fair value measurement standards define fair value, establish a consistent framework for measuring fair value and establish a fair value hierarchy based on the observability of inputs used to measure fair value. The Company's primary marketable asset is cash, and it owns no marketable securities.

2. PROPERTY AND EQUIPMENT:

GABBS VALLEY PROSPECT

The Company's leasehold acreage at June 30, 2011 consisted of 48,541 acres.

The Company’s ownership in the leasehold acreage is now 50%.

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

Company acquired leases on 17,624 additional acres through federal lease sales, bringing its total to 92,825 acres, however due to lease expirations in 2010 the total is now 48,541 acres.

After reaching 5,195 feet in connection with drilling the first test well,

the Company and its partners elected to suspend operations on the well, and released the drilling rig and associated equipment. Company personnel and consultants then evaluated the drilling and logging data and after the study was completed, Empire and its partners decided to conduct a thorough testing program on the well. The Company re-entered the well on April 17,

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

The Company recovered small amounts of oil containing paraffin, which may have been restricting the oil flow. However, swab tests failed to increase the oil flow and the Company has suspended operations on the well and assigned the lease and the 1-12 and 2-12 wells to the other leasehold owners from which the

Company had taken a farmout. The new owners plan to do further testing on the

2-12 well and assumed liabilities associated with the lease and both the

1-12 and 2-12 wells. Further testing by the new owners is expected in the third quarter of 2011 pending financing. The Company has utilized the results of the testing and other factors to determine its next action with respect to the Gabbs Valley leasehold. The Company is now looking for an industry partner to take a farmout on approximately 25,000 acres with the obligation to drill either a Triassic test well or to a depth of 7,000 feet, whichever first occurs.

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

Company acquired 11 miles of seismic data and studies of this data were completed in early January 2010. An additional geological study was also completed early in January 2010. Based on these studies, the Company exercised its option in 2010. Further engineering studies have estimated the reserve potential of this prospect at between 1,000,000 to 4,000,000 barrels of oil.

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

4. EQUITY

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

Accounting Bulletin No. 107 issued by the SEC.

On Februry 28, 2011, Kevin R. Seth, the newest member of the Company's Board of Directors, was issued options to purchase 150,000 shares of the Company's common stock under the 2006 Stock Incentive Plan at a strike price of $0.10 per share. The options immediately vested and expire after ten years. The

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

Diluted EPS (Earnings per Share) gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses. As a result, if there is a loss from continuing operations, Diluted EPS is computed in the same manner as Basic

EPS. At June 30, 2011, the Company had 1,245,000 options and 2,222,226 warrants outstanding, that were not included in the calculation of earnings per share for the period then ended. Such financial instruments may become dilutive and would then need to be included in future calculations of Diluted

EPS. At June 30, 2011, the outstanding options and warrants were considered anti-dilutive since the respective strike prices were above the market price and since the Company has incurred losses year to date.

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

$400,000 and 2,222,226 warrants to purchase shares of common stock at a price of

$.50, which were set to expire in June and July, 2011, however they have been extended to December 31, 2011. Proceeds from the private placement were utilized for the Company's share of costs to drill the 2-12 well on the Gabbs

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

As of June 30, 2011, the Company had outstanding warrants that would have expired in June and July 2011. On May 3, 2011 the Company extended the term of the outstanding warrants which allow the holders to purchase 2,222,226 shares of common stock at a strike price of $0.50, until December 31, 2011. Fair values of the extended warrants were estimated at the date of extension using the Black-Scholes Option Valuation Model with the following weighted average assumptions: risk free interest rate of .09%, volatility factor of the expected market price of the Company's common stock of 200%, no dividend yield, and a weighted average expected life of the warrants of 6 months. The outstanding warrants were valued at $17,778, which had no income statement effect.

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

THREE MONTH PERIOD ENDED JUNE 30, 2011, COMPARED TO THREE MONTH PERIOD

ENDED JUNE 30, 2010.

Production and operating expenses decreased $71,896 to $0 for the three months ended June 30, 2011, from $71,896 for the same period in 2010.

The decrease was due to the expiration of leases on the Gabbs Valley

Prospect which had been paid in the previous year.

General and administrative expenses decreased by $14,592 to $56,777 for the three months ended June 30, 2011, from $71,369 for the same period in

2010. The decrease was primarily due to the decrease in insurance costs in

2011.

There was no depreciation expense attributable to the three months ended

June 30, 2011 or June 30, 2010 because the depreciable assets were fully depreciated.

For the reasons discussed above, net loss decreased $84,224 from

$(141,999) for the three months ended June 30, 2010, to $(57,775)

for the three months ended June 30, 2011.

SIX MONTH PERIOD ENDED JUNE 30, 2011, COMPARED TO SIX MONTH PERIOD

ENDED JUNE 30, 2010.

Production and operating expenses decreased $93,105 to $(11,279) for the six months ended June 30, 2011, from $81,826 for the same period in 2010.

The decrease was primarily due to the expiration of leases on the Gabbs Valley

Prospect which had been paid in the previous year and refunds of certain drilling costs which were expensed in 2010.

General and administrative expenses decreased by $920 to $137,510 for the six months ended June 30, 2011, from $138,430 for the same period in

2010. The decrease was primarily due to decreased insurance costs in 2011.

There was no depreciation expense attributable to the six months ended

June 30, 2011 or June 30, 2010 because the depreciable assets were fully depreciated.

For the reasons discussed above, net loss decreased $89,878 from

$(217,349) for the six months ended June 30, 2010, to $(127,471)

for the six months ended June 30, 2011.

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

Company's Annual Report on Form 10-K for the fiscal year ended December 31,

2010 was filed.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

As of June 30, 2011, the Company had $15,421 of cash on hand. The

Company believes that its cash on hand will allow it to finance its operations for the next two months. In order to sustain the Company's operations on a long-term basis, the Company intends to continue to look for merger opportunities and consider public or private financings. The Company plans to undertake further exploration of the Gabbs Valley and South Okie Prospects in

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

The Company drilled the Paradise Unit 2-12 well to a depth of 4,250 feet before drilling problems caused the Company to cease drilling. The Company recovered small amounts of oil containing paraffin, which may have been restricting the oil flow. However, swab tests failed to increase the oil flow and the Company suspended operations on the well and assigned the lease and the 1-12 and

2-12 wells to the other leasehold owners from which the Company had taken a farmout. The new owners plan to do further testing on the 2-12 well and assumed the liabilities associated with the lease and both the 1-12 and 2-12 wells. Further testing by the new owners is expected in the third quarter pending financing. The Company will reassess its plans for the

Gabbs Valley leasehold, however, additional studies indicate potential drill sites exist on the remaining acreage and the Company plans to attempt to associate with industry partner(s) to drill another test well this year on this prospect.

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
Securities Exchange Act of 1934, as amended, and Item 601(1) (31) of
Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002 (submitted) herewith.

32	Certification of Chief Executive Officer (and principal financial officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 (submitted herewith).

EMPIRE PETROLEUM CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMPIRE PETROLEUM CORPORATION

Date: August 12, 2011	By: /s/ Albert E. Whitehead
Albert E. Whitehead
Chairman, Chief Executive Officer and Principal
Financial Officer