Form 10-K/A
period 2010-12-31
EMPIRE PETROLEUM CORP
filed 2011-09-30
CIK 887396

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-K/A
                    (Amendment No. 1 to Form 10-K)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended    December 31, 2010
                          ___________________________________________________
                                     or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ___________________to_________________________

Commission file number       001-16653
                         ____________________________________________________
                      EMPIRE PETROLEUM CORPORATION
                      ____________________________
        (Exact name of registrant as specified in its charter)

           Delaware                                        73-1238709
__________________________________          _________________________________
 State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization                    Identification No.)

4444 E. 66th Street, Lower Annex, Tulsa, OK                        74316-4207
--------------------------------------------------------------------------------

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

Common Stock, $0.001 par value
--------------------------------------------------------------------------------

                              (Title of class)
--------------------------------------------------------------------------------

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

The number of shares outstanding of the registrant's Common Stock, as of March 23, 2011, was 83,129,235.

                                       -2-
                        EMPIRE PETROLEUM CORPORATION

                                   FORM 10-K

                               TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                          PAGE NUMBER

PART I

Item 1.     Business                                                  4-7

Item 2.     Properties                                                7-8

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder

            Matters and Issuer Purchases of Equity Securities         8-9

Item 9A     Controls and Procedures                                  9-10

PART IV

Item 15.    Exhibits, Financial Statement Schedules                 10-12

            Signatures                                                 12

                           Explanatory Note

This Form 10-K/A is being filed by Empire Petroleum Company (the "Company") as Amendment No. 1 (this "Form 10-K/A") to its Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the "Previous Form 10-K"). This Form 10-K/A amends and restates Item 1, Item 2, Item 5, Item 9A and Item 15 of the Previous Form 10-K in their entirety. No other information contained in the Previous Form 10-K is being amended. Accordingly, this Form 10-K/A should be read in conjunction with the Previous Form 10-K and the Company's filings made with the Securities and Exchange Commission subsequent to the filing of the Previous Form 10-K, including any amendments to those filings. The purpose of filing this Form 10-K/A is to (a) provide all information required by Subpart 1200 of Regulation S-K, (b) revise the disclosure in the Previous Form 10-K relating to the market for the common stock of the Company, (c) revise the Company's disclosure relating to its internal controls over financial reporting,
(d) remove certain statements regarding the potential for oil recovery in the South Okie Prospect, (e) add a material contract as an exhibit, and (f) file as exhibits certain items that were not correctly filed as exhibits with the Previous Form 10-K.

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


                  COMPANY UNDEVELOPED ACREAGE (LEASES)
               GABBS VALLEY PROSPECT, NYE COUNTY, NEVADA
                        AS OF DECEMBER 31, 2010

Federal  Undeveloped Acreage   Productive Acreage    Effective   Remaining
Lease       Gross      Net        Gross     Net         Date       Term
Number      Acres     Acres       Acres    Acres                  (Years)
______  ________    ________    ________  _________  _________   _________
N-82180 1,274.33      637.17           -          -   9-1-2006       6
N-82181 2,560.00    1,280.00           -          -   9-1-2006       6
N-82182 2,560.00    1,280.00           -          -   9-1-2006       6
N-82183 1,598.47      799.24           -          -   9-1-2006       6
N-82184   680.00      340.00           -          -   9-1-2006       6

                                       -7-
N-82185 1,927.00      963.50           -          -   9-1-2006       6
N-82186 2,355.00    1,177.50           -          -   9-1-2006       6
N-82187   760.00      380.00           -          -   9-1-2006       6
N-82188 1,916.92      958.46           -          -   9-1-2006       6
N-82189 2,476.04    1,238.02           -          -   9-1-2006       6
N-82190   640.00      320.00           -          -   9-1-2006       6
N-82191 1,119.60      559.80           -          -   9-1-2006       6
N-82192 1,280.00      640.00           -          -   9-1-2006       6
N-82446 2,000.00    1,000.00           -          -  10-1-2006       6
N-82194   730.00      365.00           -          -   9-1-2006       6
N-82195 2,560.00    1,280.00           -          -   9-1-2006       6
N-82196 2,560.00    1,280.00           -          -   9-1-2006       6
N-82197 1,920.00      960.00           -          -   9-1-2006       6
N-85867 2,538.67    1,269.34           -          -  11-1-2008       8
N-85871 2,544.24    1,272.12           -          -  11-1-2008       8
N-85873 2,400.00    1,200.00           -          -  11-1-2008       8
N-85876 2,461.00    1,230.50           -          -  11-1-2008       8
N-86998 2,560.00    1,280.00           -          -  11-1-2009       9
N-86999 2,560.00    1,280.00           -          -  11-1-2009       9
N-87000 2,560.00    1,280.00           -          -  11-1-2009       9
       _________   _________
TOTALS 48,541.27   24,270.64

All leases listed above are located in Township 12 & 13 North, Range 35 & 36 East, Nye County, Nevada.

                  COMPANY UNDEVELOPED ACREAGE (LEASES)
               OKIE DRAW PROSPECT, NATRONA COUNTY, WYOMING
                        AS OF DECEMBER 31, 2010

Federal   Undeveloped   Acreage    Productive Acreage    Effective   Remaining
Lease         Gross       Net         Gross     Net         Date       Term
Number        Acres      Acres        Acres    Acres                  (Years)
______      ________    ________    ________  _________  _________   _________
WYW-0323746   240.00       30.00          -          -   11-1-1972      HBP
WYW-036587    320.00       40.00          -          -   11-1-1972      HBP
WYW-036587     40.00       40.00          -          -   11-1-1972      HBP
WYW-153586  1,800.00      599.94          -          -    9-1-2001       1
WYW-174467    720.00      239.98          -          -   10-1-2007       7
            ________    ________
TOTALS      3,120.00      841.02


PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Company's Common Stock is traded on the OTCQB under the symbol "EMPR".

The following table sets forth the high and low bid information for the Company's common stock during the time periods indicated, as reported by NASDAQ.

Year ending December 31, 2009:


                                       -8-
     Quarter                 High           Low
     03/31/09                .075           .01
     06/30/09                .095           .03
     09/30/09                .05            .02
     12/31/09                .10            .03

Year ending December 31, 2010:

     Quarter                 High           Low
     03/31/10                .25            .065
     06/30/10                .19            .05
     09/30/10                .245           .01
     12/31/10                .21            .03

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

The offer and sale related to the shares described above were not registered under the Securities Act of 1933, as amended, in reliance upon the exemption from the registration requirements of that act provided by Section 4(2) thereof and Regulation D promulgated by the SEC thereunder. The third party service provider is a sophisticated investor with the experience and expertise necessary to evaluate the merits and risks of an investment in the Company's stock and the financial means to bear the risks of such an investment.

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

Management's Annual Report on Internal Control Over Financial Reporting

                                       -9-
The Company's Chief Executive Officer (and principal financial officer) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. The Company's internal controls were designed to provide reasonable assurance as to the reliability of the Company's financial reporting and the preparation of the financial statements for external purposes in accordance with generally accepted accounting principles in the United States.

Due to inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of control effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company's Chief Executive Officer (and principal financial officer) made an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2010. In making this assessment, the Company's Chief Executive Officer (and principal financial officer) used the criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, the Company's Chief Executive Officer (and principal financial officer) concluded that as of December 31, 2010, the Company's internal control over financial reporting is effective based on those criteria.

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

Changes on Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting identified in connection with the Company's evaluation of disclosure controls and procedures, which occurred during the Company's last fiscal quarter (the fourth fiscal quarter in the case of an annual report) that has materially affected or that is reasonably likely to materially affect the Company's internal control over financial reporting.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

           The  financial  statements  under this item are included in Item 8 of
           Part II.

(2) Schedules

           NONE

      (3) Exhibits

Exhibit Description

No.
3.1 Articles of Incorporation of the Company, as amended (incorporated herein by reference to Exhibit 3.1 of the Company's Form

                                       -10-
      10-QSB for the period ended September 30, 1995, which was filed November 6, 1995).

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

10.11 Form of securities purchase agreement entered into between Empire Petroleum Corporation and certain accredited Investors in connection with the June-July 2010 private Placement (incorporated herein by reference to Exhibit 10.1

                                       -11-
       to the Company's Form 10-Q for the period ended June 30, 2010, which was filed on August 13, 2010).

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

10.14 Letter Agreement dated November 17, 2010 between the Company and Cortez Exploration, LLC (submitted herewith).

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

                                     Empire Petroleum Corporation

Date:  September 30, 2011            By:       /s/Albert E. Whitehead
                                                Albert E. Whitehead
                                                Chief Executive Officer
                                                (principal executive officer,
                                                 principal financial officer
                                                 and principal accounting
                                                 officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                 Title                            Date

/s/Albert E. Whitehead    Chairman and Chief Executive
Albert E. Whitehead       Officer                          September 30, 2011

/s/John C. Kinard         Director                         September 30, 2011
John C. Kinard

/s/Montague H. Hackett, Jr.  Director                      September 30, 2011
Montague H. Hackett, Jr.


                                      -12-