Form 10-Q/A
period 2011-06-30
EMPIRE PETROLEUM CORP
filed 2011-09-30
CIK 887396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q/A

(Amendment No. 1 to Form 10-Q)

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

Explanatory Note

This Form 10-Q/A is being filed by Empire Petroleum Company (the “Company”) as Amendment No. 1 (this “Form 10-Q/A”) to its Quarterly Report on Form 10-Q for the period ended June 30, 2011 (the “Previous Form 10-Q”). This Form 10-Q/A amends and restates Item 6 of the Previous Form 10-Q in its entirety. No other information contained in the Previous Form 10-Q is being amended. Accordingly, this Form 10-Q/A should be read in conjucntion with the Precious Form 10-Q and the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the Previous Form 10-Q, including any amendments to those filings. The purpose of filing this Form 10-Q/A is to provide a date on the certifications required by Exchange Act Rule 13a-14(a) or 15d-14(a) and Exchange Act Rule 13a-14(b) or 15d-14(b).

PART II. OTHER INFORMATION

Item 6. Exhibits

31	Certification of Chief Executive Officer (and principal financial officer) pursuant to Rules 13a - 14 (a) and 15(d) - 14(a) promulgated under the
Securities Exchange Act of 1934, as amended, and Item 601(1) (31) of
Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002 (submitted herewith).

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

EMPIRE PETROLEUM CORPORATION

Date: September 30, 2011	By: /s/ Albert E. Whitehead
Albert E. Whitehead
Chairman, Chief Executive Officer and Principal
Financial Officer