Form 10-Q
period 2011-09-30
EMPIRE PETROLEUM CORP
filed 2011-11-14
CIK 887396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

(918) 488-8068
(Registrant’s telephone number, including area code)

N/A
(Former name or former address and former fiscal year, if changed since last report)

_________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐     No  ☑

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by SectionS 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 11, 2011 was 85,564,235.

PART I — FINANCIAL INFORMATION

PART II — OTHER INFORMATION

Item 2.	Unregisterd Sales of Equity Securities and Use of Proceeds	11

Item 6.	Exhibits	11

	Signatures	12

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EMPIRE PETROLEUM CORPORATION

BALANCE SHEETS
	September	December
	30, 2011	31, 2010
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$56,734	$68,689
Accounts receivable	61,148	45,915
Prepaid expenses and other current assets	1,100	7,336
Total current assets	118,982	121,940

Property & equipment less accumulated depreciation
and depletion	255,215	255,215
Total assets	$374,197	$377,155

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$10,061	$149,065
Notes payable - related party	100,000	0
Total current liabilities	110,061	149,065
Total liabilities	110,061	149,065

Stockholders' equity:
Common stock - $.001 par value authorized 100,000,000 shares, issued and outstanding 85,564,235
and 83,069,235 shares, respectively	85,564	83,069
Additional paid in capital	14,123,931	13,904,142
Accumulated deficit	(13,945,359)	(13,759,121)
Total stockholders' equity	264,136	228,090
Total liabilities and stockholders' equity	$374,197	$377,155

See accompanying notes to unaudited financial statements

EMPIRE PETROLEUM CORPORATION

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2011	2010	2011	2010
Revenue:
Petroleum Sales	$0	$0	$0	$0
	0	0	0	0

Costs and expenses:
Production and operating	15,552	68,067	4,273	149,892
General and administrative	42,217	56,119	179,726	194,549
	57,769	124,186	183,999	344,441
Operating loss	(57,769)	(124,186)	(183,999)	(344,441)

Other income and (expense):
Interest income	2	547	11	3,453
Interest expense	(1,000)	0	(2,250)	0
Other Income	0	10,000	0	10,000
Total other income(expense)	(998)	10,547	(2,239)	13,453

Net income (loss)	$(58,767)	$(113,639)	$(186,238)	$(330,988)

Net income (loss) per common
share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of
common shares outstanding
basic and diluted	84,377,422	82,931,872	83,689,713	79,614,023

See accompanying notes to unaudited financial statements

EMPIRE PETROLEUM CORPORATION

STATEMENTS OF CASH FLOW

(UNAUDITED)
	Nine Months Ended

	Sep. 30, 2011	Sep. 30, 2010

Cash flows from operating activities:
Net loss	$(186,238)	$(330,988)

Adjustments to reconcile net loss to net
cash used in operating activities:
Value of services contributed by employee	37,500	37,500
Stock incentive plan expense	11,295	28,080

Change in operating assets and liabilities:
Accounts receivable	(15,233)	(10,000)
Prepaid expenses	6,236	(9,353)
Accounts payable and accrued liabilities	(65,515)	188,753
Net cash used in operating activities	(211,955)	(96,008)

Cash flow from investing activities:
Acquisition of lease acres	0	(35,000)
Well equipment and drilling costs	0	(1,665,732)

Net cash provided by (used in) investing
activities	0	(1,700,732)

Cash flows from financing activities:
Proceeds from private equity placement	100,000	685,000
Proceeds from related party, note payable	100,000	0
Net cash provided by financing activities	200,000	685,000

Net decrease in cash	(11,955)	(1,111,740)
Cash - Beginning of period	68,689	1,171,565

Cash - End of period	$56,734	$59,825
Supplemental Disclosure for Non Cash Items:
Common Stock issued for accounts payable	$73,489	$0

See accompanying notes to unaudited financial statements

 EMPIRE PETROLEUM CORPORATION

NOTES TO FINANCIAL STATEMENTS

September 30, 2011

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

The information contained in this Form 10-Q should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2010 which are contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on March 23, 2011 and amended on September 30, 2011.

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

As of September 30, 2011, the Company had $56,734 of cash on hand. In order to sustain the Company's operations on a long-term basis, the Company continues to look for merger opportunities and consider public or private financings.

Compensation of Officers and Employees

The Company's only executive officer serves without pay or other compensation. The fair value of these services is estimated by management and is recognized as a capital contribution. For the nine months ended September 30, 2011, the Company recorded $37,500 as a capital contribution by its executive officer.

Fair Value Measurements

The Financial Accounting Standards Board ("FASB") fair value measurement standards define fair value, establish a consistent framework for measuring fair value and establish a fair value hierarchy based on the observability of inputs used to measure fair value. The Company's primary marketable asset is cash, and it owns no marketable securities.

2. PROPERTY AND EQUIPMENT:

GABBS VALLEY PROSPECT

As of September 30, 2011 the Company's leasehold acreage in the Gabbs Valley Prospect consisted of 30,346 gross acres and the Company’s ownership in such leasehold acreage is 50%.

As of December 31, 2005, there had been no wells drilled on the Gabbs Valley Prospect. However, in November 2005, the Company received the results of a 19-mile 2-D swath seismograph survey conducted on the prospect and, based on the results of the survey, the Company and its partners determined that a test well should be drilled on the prospect.

The Company drilled its first test well on this prospect in 2006. After reaching 5,195 feet in connection with drilling this well(the Empire Cobble Cuesta 1-12), the Company and its partners elected to suspend operations on the well, and released the drilling rig and associated equipment. Company personnel and consultants then evaluated the drilling and logging data and after the study was completed, Empire and its partners decided to conduct a thorough testing program on the well. The Company re-entered the well on April 17, 2007 and conducted a series of drill stem tests and recovered only drilling mud. It was then determined after considerable study that the formation is likely very sensitive to mud and water used in drilling which may have caused clays in the formation to swell preventing any oil that might be present to flow into the well bore.

In 2008, the Company and its partners engaged W. L. Gore and Associates to carry out an Amplified Geochemical Imaging Survey which covered approximately sixteen square miles. The survey was concentrated along the apex of the large Cobble Cuesta structure which included the areas around the Empire Cobble Cuesta 1-12 exploratory test and the other test well drilled in the immediate area. Both of these tests encountered oil shows and the geochemical survey indicated potential hydrocarbons beyond the two well bores. Thereafter, a new Federal drilling unit was formed and approved by the Bureau of Land Management. This unit was known as the Paradise Drilling Unit.

In July 2010, the Company entered into a farm-in agreement with its joint lease holders holding a 41% working interest in the 40,073 acre Paradise Unit. On July 19, 2010, the Company commenced drilling a test well in the Paradise Unit on the Gabbs Valley Prospect in Nevada. The Company drilled the Paradise Unit 2-12 test well to a depth of 4,250 feet before drilling problems caused the Company to cease drilling. The Company tested the well between 3,700 feet and 3,782 feet where oil shows were found. The Company recovered small amounts of oil containing paraffin, which may have been restricting the oil flow. However, swab tests failed to increase the oil flow and the Company has suspended operations on the well and assigned the lease and the 1-12 and 2-12 wells to the other leasehold owners from which the

Company had taken a farmout. The new owners plan to do further testing on the 2-12 well and assumed liabilities associated with the lease and both the 1-12 and 2-12 wells. Further testing by the new owners is expected in the fourth quarter of 2011 pending financing. The Company has utilized the results of the testing and other factors to determine its next action with respect to the Gabbs Valley leasehold. The Company is now looking for an industry partner to take a farmout on approximately 25,000 acres with the obligation to drill a Triassic test well or to a depth of 7,000 feet, whichever first occurs.

Sale of Working Interest

In October 2010, the Company sold 7% of its working interest in the Gabbs Valley Prospect leases for $700,000. In connection with such sale, the purchasers were granted a working interest in the Paradise Unit 2-12 well, unit leases and an option to participate in the farmin of the non-unit leases, which option has since expired.

SOUTH OKIE PROSPECT

On August 4, 2009, the Company purchased, for $25,000 and payment of lease rentals of $4,680, a nine month option to purchase 2,630 net acres of oil and gas leases known as the South Okie Prospect in Natrona County, Wyoming.

The option allowed the Company to purchase the leasehold interests for $35,000. The Tensleep Sand at depths from 3,300 feet to 4,500 feet is the primary target. As of December 31, 2009, the Company acquired 11 miles of seismic data and studies of this data were completed in early January 2010. An additional geological study was also completed in early January 2010. Based on these studies, the Company exercised its option in 2010. Subject to securing additional financing and/or engaging an industry partner, the Company plans to drill or cause to be drilled another test well.

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

On February 28, 2011, Kevin R. Seth, the newest member of the Company's Board of Directors, was issued options to purchase 150,000 shares of the Company's common stock under the 2006 Stock Incentive Plan at a strike price of $0.10 per share. The options immediately vested and expire after ten years. The Company recorded an expense of $11,295 for the options. Fair values were estimated at the date of grant of the options, using the Black-Scholes Option Valuation Model with the following weighted average assumptions: risk free interest rate of 3.42%, volatility factor of the expected market price of the Company's common stock of 172%, no dividend yield, and a weighted average expected life of the options of 5 years. For the purpose of determining the expected life of the options, the Company utilizes the Simplified Method as defined in Staff Accounting Bulletin No. 107 issued by the SEC.

Diluted EPS (Earnings per Share) gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses. As a result, if there is a loss from continuing operations, Diluted EPS is computed in the same manner as Basic EPS. At September 30, 2011, the Company had 1,245,000 options and 2,222,226 warrants outstanding, that were not included in the calculation of earnings per share for the period then ended. Such financial instruments may become dilutive and would then need to be included in future calculations of Diluted EPS. At September 30, 2011, the outstanding options and warrants were considered anti-dilutive since the strike prices were above the market price and since the Company has incurred losses year to date.

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

On August 24, 2011, Albert E. Whitehead, the Company’s Chief Executive Officer, was issued 2,000,000 shares of the Company’s common stock for a purchase price of $.05 per share for a total investment of $100,000.

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

THREE MONTH PERIOD ENDED SEPTEMBER 30, 2011, COMPARED TO THREE MONTH PERIOD ENDED SEPTEMBER 30, 2010.

Production and operating expenses decreased $52,515 to $15,552 for the three months ended September 30, 2011, from $68,067 for the same period in 2010. The decrease was due to the termination of leases on the Gabbs Valley Prospect which were not renewed.

General and administrative expenses decreased by $13,902 to $42,217 for the three months ended September 30, 2011, from $56,119 for the same period in 2010. The decrease was primarily due to the decrease in insurance costs in 2011.

Other income decreased by $10,000 to $-0- for the three months ended September 2011. In the third quarter of 2010, the Company sold some well log data which did not occur in the third quarter of 2011.

There was no depreciation expense attributable to the three months ended September 30, 2011 or September 30, 2010 because the depreciable assets were fully depreciated.

For the reasons discussed above, net loss decreased $54,872 from $(113,639) for the three months ended September 30, 2010, to $(58,767) for the three months ended September 30, 2011.

NINE MONTH PERIOD ENDED SEPTEMBER 30, 2011, COMPARED TO NINE MONTH PERIOD ENDED SEPTEMBER 30, 2010.

Production and operating expenses decreased $145,619 to $4,273 for the nine months ended September 30, 2011, from $149,892 for the same period in 2010. The decrease was primarily due to the termination of some leases on the Gabbs

Valley Prospect which had been paid in the previous year and refunds of certain drilling costs which were expensed in 2010.

General and administrative expenses decreased by $14,823 to $179,726 for the nine months ended September 30, 2011, from $194,549 for the same period in 2010. The decrease was primarily due to stock options issued in 2010 and decreased insurance costs in 2011.

There was no depreciation expense attributable to the nine months ended September 30, 2011 or September 30, 2010 because the depreciable assets were fully depreciated.

For the reasons discussed above, net loss decreased $144,750 from $(330,988) for the nine months ended September 30, 2010, to $(186,238) for the nine months ended September 30, 2011.

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

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

As of September 30, 2011, the Company had $56,734 of cash on hand. The Company believes that its cash on hand will allow it to finance its operations for the next three months. In order to sustain the Company's operations on a long-term basis, the Company intends to continue to look for merger opportunities and consider public or private financings. The Company plans to undertake further exploration of the Gabbs Valley and South Okie Prospects in 2012. The Company will likely look to industry partners to drill the next wells on these prospects.

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

The Company drilled the Paradise Unit 2-12 well to a depth of 4,250 feet before drilling problems caused the Company to cease drilling. The Company recovered small amounts of oil containing paraffin, which may have been restricting the oil flow. However, swab tests failed to increase the oil flow and the Company suspended operations on the well and assigned the lease and the 1-12 and 2-12 wells to the other leasehold owners from which the Company had taken a farmout. The new owners plan to do further testing on the 2-12 well and assumed the liabilities associated with the lease and both the 1-12 and 2-12 wells. Further testing by the new owners is expected in the third quarter pending financing. The Company will reassess its plans for the Gabbs Valley leasehold, however, additional studies indicate potential drill sites exist on the remaining acreage and the Company plans to attempt to associate with industry partner(s) to drill another test well this year on this prospect with the timing of such test not predictable at this time.

Subject to securing additional financing and/or engaging an industry partner, the Company plans to drill or cause to be drilled a test well on its South Okie Prospect in 2012.

MATERIAL RISKS

The Company has incurred significant losses from operations and there is no assurance that it will achieve profitability or obtain the funds necessary to finance continued operations. For other material risks, see the Company's Form 10-K for the period ended December 31, 2010, which was filed on March 23, 2011 and amended on September 30, 2011.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 24, 2011, Albert E. Whitehead, the Company’s Chief Executive Officer, was issued 2,000,000 shares of the Company’s common stock for a purchase price of $.05 per share for a total investment of $100,000. The shares were not registered under the Securities Act of 1933, as amended. The Company relied on the exemption set forth in Section 4(2) of the Securities Act of 1933, as amended, in connection with the issuance of the shares. Mr. Whiteheaed is a sophisticated person, there was no underwriting in connection with the issuance of the shares and no commissions were paid to any party upon such issuance.

Item 6. Exhibits

31	Certification of Chief Executive Officer (and principal financial officer) pursuant to Rules 13a - 14 (a) and 15(d) - 14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(1) (31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32	Certification of Chief Executive Officer (and principal financial officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

101	Financial Statements for XBRL format (submitted herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 11, 2011

EMPIRE PETROLEUM CORPORATION
By: /s/Albert E. Whitehead
Albert E. Whitehead Chairman, Chief Executive Officer & Principal Financial Officer

EXHIBIT INDEX

NO. DESCRIPTION

31	Certification of Chief Executive Officer (and principal financial officer) pursuant to Rules 13a - 14 (a) and 15(d) - 14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(1) (31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32	Certification of Chief Executive Officer (and principal financial officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

101	Financial Statements for XBRL format (submitted herewith).