Form 10-K/A
EMPIRE PETROLEUM CORP
filed 2011-12-14
CIK 887396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-K/A

(Amendment No. 2 to Form 10-K)

_________________

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 2010

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

4444 E. 66TH STREET, LOWER ANNEX, TULSA, OK 74136-4207
(Address of Principal Executive Offices) (Zip Code)

918-488-8068
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class
Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Title of each class
Name of each exchange on which registered

_________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐     No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐     No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☐     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐     No  ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Note.—If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in the Form.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☐     No  ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of March 23, 2011, was 83,129,235.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

EMPIRE PETROLEUM CORPORATION

FORM 10-K/A

TABLE OF CONTENTS

PART I

Page Numbers

Item 2.	Properties	4-5

PART IV

Item 15.	Exhibits, Financial Statement Schedules	5-7

	Signatures	8

Explanatory Note

This Form 10-K/A is being filed by Empire Petroleum Company (the “Company”) as Amendment No. 1 (this “Form 10-K/A”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (which was filed on March 23, 2011), as amended by Amendment No. 1 thereto (which was filed on September 30, 2011) (as amended, the “Previous Form 10-K”). This Form 10-K/A amends and restates Item 2 and Item 15 of the Previous Form 10-K in their entirety. No other information contained in the Previous Form 10-K is being amended. Accordingly, this Form 10-K/A should be read in conjunction with the Previous Form 10-K and the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the Previous Form 10-K, including any amendments to those filings. The purpose of filing this Form 10-K/A is to (a) provide all information required by Item 1204 of Regulation S-K, and (b) add certain contracts as exhibits.

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

COMPANY UNDEVELOPED ACREAGE (LEASES)

GABBS VALLEY PROSPECT, NYE COUNTY, NEVADA

AS OF DECEMBER 31, 2010

Federal	Undeveloped	Acreage	Productive	Acreage	Effective	Remaining
Lease	Gross	Net	Gross	Net	Date	Term
Number	Acres	Acres	Acres	Acres		(Years)

N-82180	1,274.33	637.17	—	—	9/1/2006	6
N-82181	2,560.00	1,280.00	—	—	9/1/2006	6
N-82182	2,560.00	1,280.00	—	—	9/1/2006	6
N-82183	1,598.47	799.24	—	—	9/1/2006	6
N-82184	680.00	340.00	—	—	9/1/2006	6
N-82185	1,927.00	963.50	—	—	9/1/2006	6
N-82186	2,355.00	1,177.50	—	—	9/1/2006	6
N-82187	760.00	380.00	—	—	9/1/2006	6
N-82188	1,916.92	958.46	—	—	9/1/2006	6
N-82189	2,476.04	1,238.02	—	—	9/1/2006	6
N-82190	640.00	320.00	—	—	9/1/2006	6
N-82191	1,119.60	559.80	—	—	9/1/2006	6
N-82192	1,280.00	640.00	—	—	9/1/2006	6
N-82446	2,000.00	1,000.00	—	—	10/1/2006	6
N-82194	730.00	365.00	—	—	9/1/2006	6
N-82195	2,560.00	1,280.00	—	—	9/1/2006	6
N-82196	2,560.00	1,280.00	—	—	9/1/2006	6
N-82197	1,920.00	960.00	—	—	9/1/2006	6
N-85867	2,538.67	1,269.34	—	—	11/1/2006	8
N-85871	2,544.24	1,272.12	—	—	11/1/2006	8
N-85873	2,400.00	1,200.00	—	—	11/1/2006	8
N-85876	2,461.00	1,230.50	—	—	11/1/2006	8
N-86998	2,560.00	1,280.00	—	—	11/1/2006	8
N-86999	2,560.00	1,280.00	—	—	11/1/2006	8
N-87000	2,560.00	1,280.00	—	—	11/1/2006	8
TOTALS	48,541.27	24,270.65

All leases listed above are located in Township 12 and 13 North, Range 35 and 36 East, Nye County, Nevada.

COMPANY UNDEVELOPED ACREAGE (LEASES)

OKIE DRAW PROSPECT, NATRONA COUNTY, WYOMING

AS OF DECEMBER 31, 2010

Federal	Undeveloped	Acreage	Productive	Acreage	Effective	Remaining
Lease	Gross	Net	Gross	Net	Date	Term
Number	Acres	Acres	Acres	Acres		(Years)

WYW-0323746	240.00	30.00	—	—	11/1/1972	HBP
WYW-036587	320.00	40.00	—	—	11/1/1972	HBP
WYW-036587	40.00	40.00	—	—	11/1/1972	HBP
WYW-153586	1,800.00	599.94	—	—	9/1/2001	1
WYW-174767	720.00	239.98	—	—	10/1/2007	7

TOTALS	3,120.00	949.92

CHEYENNE RIVER PROSPECT

NIOBRARA COUNTY, WYOMING

OIL AND GAS PRODUCTION

	2010	*	2009**	2008**

Revenue	$0.00		$9,793.57	$21,154.40
Production costs excluding depreciation,
depletion, amortization and impairment	$0.00		$7,244.85	$4,545.93
Average sales prices (Bbl)	$0.00		$33.65	$83.60
Oil production (Bbl)	0.00		1,991.81	2,682.62
Depreciation, depletion amortization	$0.00		$0.00	$15,094.00
Impairment of oil and gas production	$0.00		$0.00	$6,951,899.00

*The Company sold the Cheyenne River Prospect in 2009

** All oil sales revenues and production for fiscal years 2008 and 2009 relate to the Cheyenne River Prospect

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

The financial statements under this item are included in Item 8 of Part II.

(2) Schedules

NONE

(3) Exhibits

Exhibit Description

No.

3.1	Articles of Incorporation of the Company, as amended (incorporated herein by reference to Exhibit 3.1 of the Company's Form 10-QSB for the period ended September 30, 1995, which was filed November 6, 1995).

3.2	Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company's Form 10-QSB for the period ended March 31, 1998, which was filed May 15, 1998).

10.1	1995 Stock Option Plan (incorporated herein by reference to Appendix A of the Company's Form DEFS 14A dated June 13, 1995, which was filed June 14, 1995).

10.2	Form of Stock Option Agreement (incorporated herein by reference to Exhibit 10(g) of the Company’s Form 10-KSB for the year ended December 31, 1995, which was filed March 29, 1996).

10.3	Letter Agreement dated May 8, 2003 between the Company and O. F. Duffield (incorporated herein by reference to Exhibit 10.6 of the Company's Form 10-KSB for the year ended December 31, 2003, which was filed March 30, 2004).

10.4	2006 Stock Incentive Plan (incorporated herein by reference to Exhibit A to the Company's 2006 Proxy Statement on Schedule 14A dated May 10, 2006).

10.5	Form of Non-qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.2 to the Company's Form 8-K dated June 5, 2006, which was filed on June 9, 2006).

10.6	Form of Non-qualified Stock Option Agreement for Non-employee Directors (incorporated herein by reference to Exhibit 10.3 to the Company's Form 8-K dated June 5, 2006, which was filed on June 9, 2006).

10.7	Form of Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.4 to the Company's Form 8-K dated June 5, 2006, which was filed on June 9, 2006).

10.8	Form of Securities Purchase Agreement entered into between Empire Petroleum Corporation and certain accredited investors in connection with 2006 private placement (incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-QSB for the period ended June 30, 2006, which was filed on August 23, 2006).

10.9	Form of Securities Purchase Agreement entered into between Empire Petroleum Corporation and certain accredited investors in connection with 2007 private placement (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K dated April 4, 2007, which was filed on April 10, 2007).

10.10	Form of Securities Purchase Agreement entered into between Empire Petroleum Corporation and certain accredited investors in connection with the 2009 private placement (incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q for the period ended September 30, 2009, which was filed on November 16, 2009).

10.11	Form of securities purchase agreement entered into between Empire Petroleum Corporation and certain accredited Investors in connection with the June-July 2010 private Placement (incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q for the period ended June 30, 2010, which was filed on August 13, 2010).

10.12	Form of common share warrant certificate issued by Empire Petroleum Corporation in favor of certain accredited investors in connection with the June-July 2010 private placement (incorporated herein by reference to Exhibit 10.2 to the Company's Form 10-Q for the period ended June 30, 2010, which was filed on August 13, 2010).

10.13	Convertible Note Due February 1, 2012 (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K dated February 1, 2011, which was filed on February 7, 2011).

10.14	Letter Agreement dated November 17, 2010 between the Company and Cortez Exploration, LLC (incorporated herein by reference to Exhibit 10.14 to the Company’s Form 10-K/A (Amendment No. 1) for the fiscal year ended December 31, 2010, which was filed on September 30, 2011.

10.15	Designation of Agent (Agency Agreement), dated April 27, 2005, between the Company and Cortez Exploration, LLC (submitted herewith).

10.16	Participation Agreement dated May 8, 2006 between the Company and Cortez Exploration, LLC (submitted herewith).

10.17	Option to Purchase Okie Draw and South Okie Prospects, Natrona County, Wyoming, dated August 4, 2009, between the Company and Viking Exploration, LLC (submitted herewith).

10.18	Amendment, dated February 24, 2010, of Option to Purchase Okie Draw and South Okie Prospects, Natrona County, Wyoming, dated August 4, 2009, between the Company and Viking Exploration, LLC (submitted herewith).

10.19	Designation of Agent (Agency Agreement), dated June 10, 2010, between the Company and Cortez Exploration, LLC (submitted herewith).

10.20	Prospect Letter Agreement dated October 4, 2010 between the Company and seven (7) investors to purchase a 1% interest in the Company’s Gabbs Valley Prospect (submitted herewith).

31	Certification of Chief Executive Officer (and principal financial officer) pursuant to Rules 13a - 14 (a) and 15(d) - 14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(1) (31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32	Certification of Chief Executive Officer (and principal financial officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  December 14, 2011

EMPIRE PETROLEUM CORPORATION
By: /s/Albert E. Whitehead
Albert E. Whitehead Chief Executive Officer (principal executive officer, principal financial officer and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/Albert E. Whitehead	Chairman and Chief Executive Officer	December 14, 2011
Alber E. Whitehead

/s/ John C. Kinard	Director	December 14, 2011
John C. Kinard

/s/Montague H. Hackett, Jr.	Director	December 14, 2011
Montague H. Hackett, Jr.