Form 10-Q/A
period 2011-12-14
EMPIRE PETROLEUM CORP
filed 2011-12-14
CIK 887396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q/A

(Amendment No.2 to Form 10-Q)

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

EMPIRE PETROLEUM CORPORATION

INDEX

PART I — FINANCIAL INFORMATION

Page Number

Item 1.	Financial Statements
	Balance Sheets at June 30, 2011 (Unaudited) and December 31, 2010 (Audited)	1
	Statements of Operations - Three and six months ended June 30, 2011 and 2010 (Unaudited)	2
	Statement of Cash Flows - Six months ended June 30, 2011 and 2010 (Unaudited)	3
	Notes to Financial Statements	4-8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-11

Item 4.	Controls and Procedures	11

PART II — OTHER INFORMATION

Item 6.	Exhibits	12
13
Signatures

Explanatory Note

This Form 10-Q/A is being filed by Empire Petroleum Company as Amendment No. 2 (this “Form 10-Q/A”) to its Quarterly Report on Form 10-Q for the period ended June 30, 2011 (which was filed on August 12, 2011), as amended by Amendment No. 1 thereto (which was filed on September 30, 2011) (as amended, the “Previous Form 10-Q”). This Form 10-Q/A amends and restates the Previous Form 10-Q in its entirety. The purpose of filing this Form 10-Q/A is to provide a date on the certifications required by Exchange Act Rule 13a-14(a) or 15d-14(a) and Exchange Act Rule 13a-14(b) or 15d-14(b).

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

EMPIRE PETROLEUM CORPORATION

Date: December 14, 2011	By: /s/ Albert E. Whitehead
Albert E. Whitehead
Chairman, Chief Executive Officer and Principal
Financial Officer