Form 10-K
period 2011-12-31
EMPIRE PETROLEUM CORP
filed 2012-03-21
CIK 887396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________

FORM 10-K

________________________

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from ___________________to_________________________

EMPIRE PETROLEUM CORPORATION

(Exact name of registrant as specified in its charter)

________________________

DELAWARE	001-16653	73-1238709
(State or Other Jurisdiction	(Commission File Number)	(I.R.S. Employer
of Incorporation or Organization)		Identification No.)

4444 E. 66th Street, Lower Annex, Tulsa, OK 74316-4207

_____________________________________________________________________________

(Address of principal executive offices) (Zip Code)

918-488-8068

(Registrant's telephone number, including area code, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class: NONE

Name of each exchange on which registered: N/A

Securities registered pursuant to 12(g) of the Act:

Title of each class: Common Stock, $0.001 par value

Name of each exchange on which registered

________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐ Yes ☑ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates, based upon the average bid and asked prices of the registrant's Common Stock on the last business day of the registrant's most recently completed second fiscal quarter was $3,609,232.

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

☐ Yes ☐ No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

The number of shares of the registrant's common stock, $0.001 par value, outstanding as of December 31, 2011 was 85,564,235.

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

EMPIRE PETROLEUM CORPORATION

FORM 10-K

TABLE OF CONTENTS

ITEM NUMBER AND CAPTION		PAGE NO.

	PART I

Item 1.	Business	4-5
Item 1B.	Unresolved Staff Comments	5
Item 2.	Properties	5-7
Item 3.	Legal Proceedings	7
Item 4.	Mine Safety Disclosures	7

	PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	7-8
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8-12
Item 8.	Financial Statements and Supplementary Data	12
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	13
Item 9A.	Controls and Procedures	13
Item 9B.	Other Information	13

	PART III

Item 10.	Directors, Executive Officers and Corporate Governance	13-15
Item 11.	Executive Compensation	15
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	15-17
Item 13.	Certain Relationships and Related Transactions, and Director Independence	17
Item 14.	Principal Accounting Fees and Services	17-18

	PART IV

Item 15.	Exhibits, Financial Schedules	18-19

	Signatures	20

PART I

ITEM 1. BUSINESS.

Background

Empire Petroleum Corporation, a Delaware corporation (the "Company"), was incorporated in the State of Utah in August 1983 under the name Chambers Energy Corporation and domesticated in Delaware in March 1985 under the name Americomm Corporation. The Company's name was changed to Americomm Resources Corporation in July 1995. On May 29, 2001, Americomm Resources Corporation acquired Empire Petroleum Corporation, which became a wholly owned subsidiary of Americomm Resources Corporation. On August 15, 2001, Americomm Resources Corporation and Empire Petroleum Corporation merged and the Company's name was changed to Empire Petroleum Corporation. The Company operates from leased office space at 4444 E. 66th Street, Lower Annex, Tulsa, OK 74136-4207, and its telephone number is (918) 488-8068.

During the past three fiscal years, the Company has focused on the exploration of the Gabbs Valley Prospect and the evaluation of the South Okie Prospect as further described below.

Gabbs Valley Prospect

The Company owns a working interest in oil and gas leases in Nye and Mineral Counties, Nevada (the "Gabbs Valley Prospect"). As of December 31, 2011, the Company's working interest was 50% on 30,346 gross acres and 88.5% on 3,840 gross acres. The Gabbs Valley Prospect consisted of 34,186 gross acres.

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

During 2010, the Company had a new Federal drilling unit formed and approved by the Bureau of Land Management ("BLM"). This unit was formed according to the Company's plans to drill a second test well on the prospect to be known as the Empire Paradise Unit 2-12. This test well was to be drilled to 6,000 feet, or 500 feet into the Triassic formation or into a zone that establishes commercial production at a lesser depth. Drilling operations were commenced July 19, 2010 and ceased on November 5, 2010. During the drilling phase, the Company had several zones where oil shows were observed. During its test from 3,698' to 3,786' a small amount of oil was recovered. Drilling continued to 4,248', encountering additional oil shows and the decision was made to set 7" production casing to 4,225'. A further attempt to deepen the hole failed when a heavy water flow was encountered at 4,248'. One further test through the pipe at 4,140' to 4,167' tested water. It was then decided to test the area between 3,700' to 3,782'. Oil was recovered from this interval and was swabbed at the rate of three (3) to five (5) barrels of oil per day. The recovered oil contained a significant amount of paraffin, which could have restricted the oil production. The Company then made the decision to plug the well, considering it to be non-commercial. One of the parties that had farmed out their interest to Empire for drilling the 2-12 test well asked for an assignment of the lease on which the well was drilled. Empire agreed to this assignment subject to such party's assumption of the plugging liabilities of both the 1-12 and 2-12 wells, plus the reclaiming and seeding of the two well sites and replacing Empire's $25,000 drilling bond. The acquiring party conducted additional testing of the well. The Company has been provided with such additional well data. Although the Company is not optimistic that further testing will improve the 2-12 well, it believes there is producible oil in the very large Cobble Cuesta Structure, which is located 150 miles from the nearest oil production. As a result, the Company is conducting additional geological studies with the expectation it will likely promote the drilling of another test on the prospect.

Other than a small refinery located approximately 100 miles from the Gabbs Valley Prospect, and a six inch gas pipeline crossing our prospect, there are no service networks are located near the prospect.

South Okie Prospect

On August 4, 2009, the Company purchased, for $25,000 and payment of lease rentals of $4,680, a nine month option to purchase oil and gas leases known as the South Okie Prospect in Natrona County, Wyoming.

The option allowed the Company to purchase the leasehold interests for $35,000. The Tensleep Sand at depths from 3,300 feet to 4,500 feet is the primary target. As of December 31, 2009, the Company acquired 11 miles of seismic data and studies of this data were completed in early January 2010. An additional geological study was also completed early January 2010. Based on these studies, the Company exercised its option in 2010. Subject to securing additional financing and/or engaging an industry partner, the Company plans to drill or cause to be drilled a test well in 2012.

As of December 31, 2011, the Company’s interest in the Okie Draw Prospect consisted of approximately 830 net acres of leases.

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

A substantial portion of the leases, which constitute the South Okie and Gabbs Valley Prospects are granted by the federal government and administered by the BLM and the Minerals Management Service ("MMS") of the U.S. Department of the Interior, both of which are federal agencies. Such leases are issued through competitive bidding, contain relatively standardized terms and require compliance with detailed BLM and MMS regulations and orders (which are subject to change by the BLM and the MMS). Leases are also accompanied by stipulations imposing restrictions on surface use and operations. Operations to be conducted by the Company on federal oil and gas leases must comply with numerous regulatory restrictions, including various nondiscrimination statutes. Federal leases also generally require a complete archaeology and environmental impact assessment prior to the authorization of an exploration or development plan.

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

Employees

As of December 31, 2011, the Company had one employee, a full-time secretary. Mr. Albert E. Whitehead, Chairman and Chief Executive Officer, devotes a considerable amount of time to the affairs of the Company and receives no compensation. For financial statement purposes, Mr. Whitehead's services have been recorded as contributed capital and expense in the amount of $50,000 for the years ended December 31, 2011 and 2010.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Gabbs Valley Prospect

As of December 31, 2011, the Gabbs Valley Prospect consisted of approximately 34,186 gross acres of federal leases located in Nye County, Nevada, of which the Company owns a 50% working interest.

As of December 31, 2011, two wells, the Empire Cobble Cuesta 1-12 and the Empire Paradise 2-12, had been drilled and tested on this prospect, but the wells were not completed. For more information regarding the Gabbs Valley Prospect, see "Gabbs Valley Prospect" under Item 1. Business.

COMPANY UNDEVELOPED ACREAGE (LEASES)

GABBS VALLEY PROSPECT, NYE COUNTY, NEVADA

AS OF DECEMBER 31, 2011

Federal	Undeveloped	Acreage	Productive	Acreage	Effective	Remaining
Lease	Gross	Net	Gross	Net	Date	Term
Number	Acres	Acres	Acres	Acres		(Years)

N-82185	1,927.00	963.50	-	-	9/1/2006	5
N-82186	2,355.00	1,177.50	-	-	9/1/2006	5
N-82187	760.00	380.00	-	-	9/1/2006	5
N-82195	2,560.00	1,280.00	-	-	9/1/2006	5
N-82196	2,560.00	1,280.00	-	-	9/1/2006	5
N-82197	1,920.00	960.00	-	-	9/1/2006	5
N-85867	2,538.67	1,269.34	-	-	11/1/2006	7
N-85871	2,544.24	1,272.12	-	-	11/1/2006	7
N-85873	2,400.00	1,200.00	-	-	11/1/2006	7
N-85876	2,461.00	1,230.50	-	-	11/1/2006	7
N-86998	2,560.00	1,280.00	-	-	11/1/2006	7
N-86999	2,560.00	1,280.00	-	-	11/1/2006	7
N-87000	2,560.00	1,280.00	-	-	11/1/2006	7
N-89136	640.00	320.00	-	-	12/1/2011	9
N-90505	1,920.00	1,699.20	-	-	2/1/2012	10
N-90506	1,920.00	1,699.20	-	-	2/1/2012	10
TOTALS	34,185.91	18,571.36

During the last three years, the Company has drilled one well, the Empire Paradise Unit 2-12, which is in the Gabbs Valley Prospect. For additional information regarding this well, see Item 1 of this Form 10-K.

As of December 31, 2011, the Company’s interest in the Okie Draw Prospect consisted of approximately 830 net acres of leases.

COMPANY UNDEVELOPED ACREAGE (LEASES)

OKIE DRAW PROSPECT, NATRONA COUNTY, WYOMING

AS OF DECEMBER 31, 2011

Federal	Undeveloped	Acreage	Productive	Acreage	Effective	Remaining
Lease	Gross	Net	Gross	Net	Date	Term
Number	Acres	Acres	Acres	Acres		(Years)

WYW-0323746	240.00	30.00	-	-	11/1/1972	HBP
WYW-036587	320.00	40.00	-	-	11/1/1972	HBP
WYW-036587	40.00	40.00	-	-	11/1/1972	HBP
WYW-1744647	720.00	720.00	-	-	10/1/2007	6

	1,320.00	830.00

CHEYENNE RIVER PROSPECT

NIOBRARA COUNTY, WYOMING

OIL & GAS PRODUCTION

	2011*	2010*	2009**

Revenue	$0.00	$0.00	$9,793.57
Production costs excluding depreciation, depletion, amortization
and impairment	$0.00	$0.00	$7,244.85
Average sales prices (Bbl)	$0.00	$0.00	$33.65
Oil production (Bbl)	0.00	0.00	1,991.81
Depreciation, depletion & amortization	$0.00	$0.00	$0.00
Impairment of oil & gas production	$0.00	$0.00	$0.00

* The Company sold the Cheyenne River Prospect in 2009.

** All oil sales revenue and production for fiscal year 2009 related to the Cheyenne River Prospect.

ITEM 3. LEGAL PROCEEDINGS.

As of December 31, 2011, neither the Company nor its properties were subject to any legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Company's Common Stock is traded on the OTCQB under the symbol "EMPR".

The following table sets forth the high and low bid information for the Company's common stock during the time periods indicated, as reported by NASDAQ.

Year ending December 31, 2010:

Quarter	High	Low
03/31/10	.25	.065
06/30/10	.19	.05
09/30/10	.245	.01
12/31/10	.21	.03

Year ending December 31, 2011:

Quarter	High	Low
03/31/11	.094	.0264
06/30/11	.07	.0415
09/30/11	.055	.031
12/31/11	.045	.017

Quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Number of Holders of Common Stock

At December 31, 2011, there were approximately 197 stockholders of record of the Company's Common Stock.

Dividends

The Company has never paid cash dividends on its Common Stock. The Company intends to retain future earnings for use in its business and, therefore, does not anticipate paying cash dividends on its Common Stock in the foreseeable future.

Recent Sales of Unregistered Securities

On or about February 24, 2011, the Company settled outstanding invoices of two third party service providers. One such invoice was settled in the net amount of $54,990 by paying $25,000 in cash and issuing 60,000 shares of Common Stock and the other such invoice was settled by issuing 435,000 shares of Common Stock for the amount owed of $43,500.

In August 2011, the Company issued 2,000,000 shares of its common stock to Albert E. Whitehead, its Chief Executive Officer, for a purchase price of $0.05 per share, which resulted in a total investment of $100,000.

For information about additional private equity placements conducted by the Company, see “Private Equity Placements” in Item 7 of this From 10-K.

The offers and sales related to the securities described above were not registered under the Securities Act of 1933, as amended, in reliance upon the exemption from the registration requirements of that act provided by Section 4(2) thereof and Regulation D promulgated by the SEC thereunder. The recipients of the securities are sophisticated investors with the experience and expertise necessary to evaluate the merits and risks of an investment in the Company's stock and the financial means to bear the risks of such an investment.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Note Regarding Forward-Looking Statements.

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

Factors That May Affect Future Results.

The Company does not have any significant on-going income producing oil and gas properties and has limited financial resources.

For the past three fiscal years, the Company has financed its operations primarily from sales of its equity securities and from loans made to the Company by Albert E. Whitehead, the Company's Chief Executive Officer. There is no assurance that the Company will be able to continue to finance its operations through the sale of its equity securities, or through loans or advances by third parties. In addition, Mr. Whitehead has no obligation to advance the Company any additional money, and there is no assurance that he will do so.

The Company reported losses of $247,432 and $2,627,902 for the years ended December 31, 2011 and 2010, respectively. The Company also had an accumulated deficit of $14,006,553 as of December 31, 2011. The Company can provide no assurance that it will be profitable in the future and, if the Company does not become profitable, it may have to suspend its operations. As a result of the foregoing, the audit report of the Company's independent registered public accounting firm relating to the Company's financial statements has been modified because of a going concern uncertainty. If the Company is able to raise the funds necessary to continue its operations, its future performance will be dependent on the successful drilling results of its inventory of unproved locations in Wyoming and Nevada. The failure of drilling activities to achieve sufficient quantities of economically attractive reserves and production would have a material adverse effect on the Company's liquidity, operations and financial results.

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

In accordance with customary industry practice, when conducting drilling operations, the Company maintains insurance against some, but not all, of the risks described herein. There can be no assurance that any insurance will be adequate to cover the Company's losses or liabilities. The Company cannot predict the continued availability of insurance, or its availability at premium levels that justify its purchase.

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

TWELVE MONTH PERIOD ENDED DECEMBER 31, 2011, COMPARED TO TWELVE MONTH PERIOD ENDED DECEMBER 31, 2010

For the twelve months ended December 31, 2011 and 2010, sales revenue was $0. The Company does not have any producing wells at this time.

Production and operating expenses decreased $156,114 to $22,060 for the twelve months ended December 31, 2011, from $178,174 for the same period in 2010. This decrease was primarily due to the termination of leases on the Gabbs Valley Prospect.

General and administrative expenses decreased by $9,863 to $222,133 for the twelve months ended December 31, 2011, from $231,996 for the same period in 2010. The decrease was primarily due to a decrease in insurance costs in 2011.

Well abandonment expense decreased to $0 for the twelve months ended December 31, 2011 from $2,221,293 in 2010 due to the Company's assignment of the Paradise Unit 1-12 well to another leaseholder in 2010.

There was no depreciation expense attributable to the twelve months ended December 31, 2011 or December 31, 2010 because the depreciable assets were fully depreciated.

For the reasons discussed above, net loss decreased $(2,380,470) from $(2,627,902) for the twelve months ended December 31, 2010, to $(247,432) for the twelve months ended December 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

As of December 31, 2011, the Company had $4,978 of cash on hand. The Company's cash on hand will not be sufficient to fund its operations during the next 12 months. The Company expects to incur costs of approximately $10,000 per month relating to general administrative, office and other expenses. In order to sustain the Company's operations on a long term basis, the Company intends to continue to look for merger opportunities and consider public or private financings. To the extent that it is necessary, the Company expects that management will support the Company financially for several months to allow the Company to consummate a merger opportunity, or public or private financing (see subsequent events).

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

Subsequent to this private placement, the Company determined that it needed to enter into the farm-in agreement (see Note 4) and raise additional funds in order to successfully drill a new test well on the Gabbs Valley Prospect. In July 2010, the Company completed the private placement offering by issuing 2,500,002 additional shares of common stock, and 1,250,001 additional warrants to purchase shares of common stock at a price of $.50, which expired on December 31, 2011, as applicable, with an aggregate purchase price of $225,000. Proceeds from this private placement were utilized for the Company's share of costs to drill a new well on the Gabbs Valley Prospect (see Note 2). Any remaining funds were used for general working capital purposes.

Proceeds of the July 2010 private placement were allocated $57,500 to common stock warrants and $167,500 to common stock and paid in capital. The value of the warrants was estimated using the Black-Scholes Valuation Model with the following weighted average assumptions: risk free interest rate of .30%, no dividend yield, volatility factor of the expected market price of the Company's common stock of 155% to 157% (depending on the date of sale), and a weighted average expected life of the warrants of one year. These warrants have expired.

In August 2011, the Company issued 2,000,000 shares of its common stock to Albert E. Whitehead, its Chief Executive Officer, for a purchase price of $0.05 per share, which resulted in a total investment of $100,000.

SALE OF WORKING INTEREST

In October 2010, the Company sold 7% of its working interest in the Gabbs Valley Prospect leases for $700,000. In connection with such sale, the purchasers were granted a working interest in the Paradise Unit 2-12 well, unit leases and an option to participate in the farmin of the non-unit leases, which option has expired.

ADVANCE FROM RELATED PARTY

On February 1, 2011, the Albert E. Whitehead Living Trust, under the terms of a convertible note, advanced $100,000 to the Company. The note has a term of one (1) year and accrues interest at the rate of four (4) percent per annum. During 2011, there was no principal or interest paid on the note. At December 31, 2011, $3,250 of interest had accrued. The principal and interest owed under the note may be converted by the holder into Common Stock at the rate of $0.10 per share. The maturity date of the note has been extended to August 1, 2012.

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

Estimates of future dismantlement, restoration, and abandonment costs - the Company accounts for future abandonment costs of wells and related facilities in accordance with the provisions of Financial Accounting Standards Board ("FASB") Accounting for Asset Retirement Obligations. Under this method of accounting, the accrual for future dismantlement and abandonment costs is based on estimates of these costs for each of the Company's properties based upon the type of production structure, reservoir characteristics, depth of the reservoir, market demand for equipment, currently available procedures and consultations with construction and engineering consultants. Because these costs typically extend many years into the future, estimating these future costs is difficult and requires management to make estimates and judgments that are subject to future revisions based upon numerous factors, including changing technology and the political and regulatory environment and, estimates as to the proper discount rate to use and timing of abandonment.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements of the Company are set forth on pages 25 through 34 at the end of this Form 10-K.

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

The Company's Chief Executive Officer (and principal financial officer) made an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2011. In making this assessment, the Company's Chief Executive Officer (and principal financial officer) used the criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, the Company's Chief Executive Officer (and principal financial officer) concluded that as of December 31, 2011, the Company's internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to rules of the SEC, which only require management's report in this annual report.

Changes on Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting identified in connection with the Company’s evaluation of disclosure controls and procedures which occurred during the Company’s last fiscal quarter (the fourth fiscal quarter in the case of an annual report) that has materially affected or that is reasonably likely to materially affect the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following lists the directors and executive officers of the Company:

Name	Age	Position
Albert E. Whitehead	81	Director, Chairman & Chief Executive Officer
John C. Kinard	78	Director
Montague H. Hackett, Jr.	79	Director
Kevin R. Seth	52	Director

__________________________________

Directors hold office until their successors are elected by the shareholders of the Company and qualified. Executive officers serve at the pleasure of the Board of Directors.

Albert E. Whitehead.

Mr. Whitehead has been a member of the Company's Board of Directors since 1991 and served as Chairman of the Board and Chief Executive Officer from March 1998 to May 2001, when John P. McGrain assumed such role. Mr. Whitehead again assumed the role of Chairman and Chief Executive Officer on April 16, 2002 upon the resignation of Mr. McGrain. Until February 5, 2008 Mr. Whitehead also served as the Non-Executive Chairman of Coastal Energy Company (formerly PetroWorld Corp.), a company that is traded on the London Stock Exchange's Alternative Investment Market and the Toronto Stock Exchange in Canada. Mr. Whitehead served as the Chairman and Chief Executive Officer of Seven Seas Petroleum Inc., a publicly held company, engaged in international oil and gas exploration from February 1995 to May 1997. From April 1987 through January 1995, Mr. Whitehead served as Chairman and Chief Executive Officer of Garnet Resources Corporation, a publicly held oil and gas exploration and development company. Mr. Whitehead’s experience in the oil and gas industry, along with his familiarity with the day-to-day operations of the Company, make him well suited to serve on the Company’s Board of Directors.

John C. Kinard.

Mr. Kinard has served as a Director of the Company since June 1998 and is currently a Partner in Silver Run Investments, LLC, an oil and gas investment firm. Mr. Kinard serves as a Managing Partner of Remuda Resources LLC, a private oil and gas exploration company. From 1990 through December 1995, Mr. Kinard served as President of Glen Petroleum, Inc., a private oil and gas exploration company. From 1990 through 2002, Mr. Kinard also served as the Chairman of Envirosolutions UK Ltd., a private industrial wastewater treatment company. Mr. Kinard’s longstanding relationship with the Company and his knowledge of the oil and gas industry make him well equipped to serve on the Company’s Board of Directors.

Montague H. Hackett, Jr.

Montague H. Hackett, Jr., a graduate of Princeton University and Harvard Law School, joined the Empire Board as a director in June 2006. Over the years, Mr. Hackett has been associated with various natural resource companies both as a director and as an officer. In the past five years, he has been Co-Chairman and a director of Victory Ventures LLC, a New York venture capital company and International Energy Services, Inc., a Houston based oilfield service company, with operations in Russia and Kazakstan. Given Mr. Hackett’s knowledge of the oil and gas industry and his general business knowledge, Mr. Hackett is a good fit as a member of the Company’s Board of Directors.

Kevin R. Seth.

Mr. Seth has served as a Director of the Company since February 23, 2011 and is a partner of Edgewood Management LLC, a registered investment advisor, based in New York City. Prior to joining Edgewood in 1995, Mr. Seth worked with Credit Suisse First Boston in London, New York and Boston. Mr. Seth graduated from Montana State University with a B.S. Degree in Pre-Law and Economics and has served for the past ten (10) years as either Vice-Chairman or Chairman of the University Investment Committee at Montana State University. Mr. Seth’s broad business experience will allow him to provide considerable insight into the business decisions the Company will face and results in him being well suited to serve as a member of the Company’s Board of Directors.

IDENTIFICATION OF THE AUDIT COMMITTEE; AUDIT COMMITTEE FINANCIAL EXPERT

As of December 31, 2011, the Company had not established any committees (including an audit committee) because of the small size of its Board of Directors. As such, the Company does not have an audit committee or an audit committee financial expert serving on such committee. As of December 31, 2011, the entire Board of Directors (Messrs. Whitehead, Kinard, Hackett and Seth)

essentially serve as the Company's audit committee.

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

Based solely on review of the copies of such reports furnished to the Company and any written representations that in other reports were required during the year ended December 31, 2011, to the Company's knowledge, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners during the year ended December 31, 2011 were complied with on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION.

The Board of Directors does not have a Compensation Committee.

EXECUTIVE COMPENSATION

During the last two completed fiscal years, no executive officer received a salary or any other benefits as a part of executive compensation. The Company's only named executive officer, Albert E. Whitehead, does not hold any stock options and has not received any other award under an equity incentive plan.

DIRECTORS COMPENSATION

In return for serving as a member of the Board of Directors of the Company, Mr. Seth was granted in 2011 options to purchase 150,000 shares of the Company’s stock under the 2006 Stock Incentive Plan, at a strike price of $0.10 per share, which was the closing price on the date of the grant. At the end of fiscal year 2011, all of such options remained outstanding.

Except for Mr. Seth, no Director received compensation or any other benefits from the registrant during the last completed fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2011, the Company had two equity incentive plans under which equity securities were authorized for issuance to the Company's directors, officers, employees and other persons who performed substantial services for or on behalf of the Company. The "1995 Stock Option Plan", which expired in May 2005, remains only to the extent necessary to govern outstanding options issued under the Plan. At the Company's 2006 Annual Meeting of Stockholders, the stockholders approved the "2006 Stock Incentive Plan", which authorizes granting up to 5,000,000 options for up to 5,000,000 shares of the Company's Common Stock.

The following table provides certain information relating to the 1995 Stock Option Plan and the 2006 Stock Incentive Plan as of December 31, 2011:

	(a)	(b)	(c)
Number of securities
remaining available
for future
	Number of securities		issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options	outstanding options	securities reflected
Plan Category	and rights	and rights	in column (a)

Equity compensation plans
approved by security
holders	1,245,000	$0.142	3,955,000

Equity compensation plans
not approved by security
holders	N/A	N/A	N/A

TOTAL	1,245,000		3,955,000

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our Common Stock as of March 21, 2012 for:

* each person who is known to own beneficially more than 5% of our outstanding Common Stock;

* each of our executive officers and directors; and

* all executive officers and directors as a group.

The percentage of beneficial ownership for the following table is based on 85,564,235 shares of Common Stock outstanding as of March 21, 2012.

Unless otherwise indicated below, to the Company's knowledge, all persons and entities listed below have sole voting and investment power over their shares of Common Stock.

	Amount and nature of
Name and address of beneficial owner	beneficial ownership	Percent of class (1)

Albert E. Whitehead	21,113,661 shares (2)	24.68%
Chairman of the Board and
Chief Executive Officer
3214 E. 73rd Street
Tulsa, OK 74136-5927

John C. Kinard	781,331 shares (3)	0.91%
Director
52 S. Roslyn Street
Denver, CO 80230

Montague H. Hackett, Jr.	14,759,416 shares (4)	17.17%
Director
550 Park Avenue
New York, NY 10065

Kevin R. Seth	761,111 shares (5)	0.89%
Director
c/o Edgewood Management LLC
350 Park Avenue
New York, NY 10022

George H. Plewes	5,160,238 (6)	6.03%
P. O. Box HM 1431
Hamilton HMFX
Bermuda

All current directors and executive officers as a group (4 persons)	37,470,519 shares (7)	43.21%

(1) The percentage ownership for each person is calculated in accordance with the rules of the SEC, which provide that any shares a person is deemed to beneficially own by virtue of having a right to acquire shares upon the conversion of options or other rights are considered outstanding solely for purposes of calculating such person's percentage ownership.

(2) This number includes: (i) 18,268,378 shares directly owned by the Albert E. Whitehead Living Trust, of which Mr. Whitehead is the trustee; (ii) 30,000 shares owned by Mr. Whitehead's grandchildren for which he acts as custodian; and (iii) 2,815,283 shares directly owned by the Lacy E. Whitehead Living Trust, of which Ms. Whitehead, Mr. Whitehead's wife, is trustee. Mr. Whitehead disclaims any interest in the shares owned by the Lacy E. Whitehead Living Trust and the shares owned by his grandchildren.

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

(4) This number includes (i) 9,600,288 shares directly owned by Mr. Hackett (ii) 400,000 shares Mr. Hackett has the right to acquire under the Company's 2006 Stock Incentive Plan; (iii) 2,206,350 shares directly owned by the Trust F/B/O Melinda Hackett of which Mr. Hackett disclaims any interest; (iv) 1,945,635 shares directly owned by the Trust F/B/O Montague H. Hackett, III of which Mr. Hackett disclaims any interest; and (v) 607,143 shares directly owned by Mayme M. Hackett, Mr. Hackett's wife, of which Mr. Hackett disclaims any interest.

(5) This number includes (i) 253,968 shares directly owned by Mr. Seth; (ii) 150,000 shares Mr. Seth has the right to acquire under the Company’s 2006 Stock Incentive Plan; and (iii) 357,143 shares held by Edgewood Management LLC Retirement plan F/B/O Kevin R. Seth.

(6) This number includes 5,160,238 shares directly owned by Mr. Plewes.

(7) This number is based on the numbers listed in footnotes 2 through 5 above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Messrs. Whitehead and Hackett participated in the Company's 2009-2010 private placements on the same terms and conditions as the other investors in the private placement. For more information regarding such private placements, see "Private Equity Placements" under Item 7 of this Form 10-K.

In 2011, Mr. Whitehead advanced $100,000 to the Company through a Convertible Note from the Company. For more information regarding the Convertible Note, see "Advance from Related Party" under Item 7 of this Form 10-K.

In August 2011, the Company issued 2,000,000 shares of its common stock to Albert E. Whitehead, its Chief Executive Officer for a purchase price of $0.05 per share, which resulted in a total investment of $100,000. For more information regarding such purchase see “Recent Sales of Unregistered Securities” under Item 5 of this Form 10-K.

In October 2010, Messrs. Whitehead and Hackett participated in the sale of working interests by the Company on the same terms and conditions as the other purchasers of the working interest. For more information regarding such transaction, see "Sale of Working Interest" under Item 7 of this From 10-K.

DIRECTOR INDEPENDENCE

The Company has determined that Mr. Kinard, Mr. Hackett and Mr. Seth are "independent" within the meaning of Rule 4200(a)(15) of the NASDAQ listing standards. Because of the small size of the Company's Board of Directors, the Company has not established any committees. Rather, the entire Board acts as, and performs the same functions as, the audit committee, compensation committee and nominating committee. Mr. Whitehead is not considered "independent" within the meaning of Rule 4200(a)(15) of the NASDAQ listing standards.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of the fees billed or to be billed to the Company by HoganTaylor LLP, the Company's independent registered public accounting firm, for professional services rendered for the fiscal years ended December 31, 2011 and December 31, 2010:

Fee Category	Fiscal 2011 Fees	Fiscal 2010 Fees

Audit Fees (1)	$36,250	$35,000
Audit - Related Fees (2)	0	0
Tax Fees	0	0
All Other Fees (3)	0	0

Total Fees	$36,250	$35,000

(1) Audit Fees consist of aggregate fees billed for professional services rendered for the audit of the Company's annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2011 and December 31, 2010, respectively.

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

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) (1) Financial Statements

The financial statements under this item are included in Item 8 of Part II.

(2) Schedules

NONE

(3) Exhibits

Exhibit Description

NO.
3.1	Articles of Incorporation of the Company, as amended (incorporated herein by reference to Exhibit 3.1 of the Company's Form 10-QSB for the period ended September 30, 1995, which was filed November 6, 1995).

3.2	Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company's Form 10-QSB for the period ended March 31, 1998, which was filed May 15, 1998).

10.1	1995 Stock Option Plan (incorporated herein by reference to Appendix A of the Company's Form DEFS 14A dated June 13, 1995, which was filed June 14, 1995).

10.2	Form of Stock Option Agreement (incorporated herein by reference to Exhibit 10(g) of the Company's Form 10-KSB for the year ended December 31, 1995, which was filed March 29, 1996).

10.3	Letter Agreement dated May 8, 2003 between the Company and O. F. Duffield (incorporated herein by reference to Exhibit 10.6 of the Company's Form 10-KSB for the year ended December 31, 2003, which was filed March 30, 2004).

10.4	2006 Stock Incentive Plan (incorporated herein by reference to Exhibit A to the Company's 2006 Proxy Statement on Schedule 14A dated May 10, 2006).

10.5	Form of Non-qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.2 to the Company's Form 8-K dated June 5, 2006, which was filed on June 9, 2006).

10.6	Form of Non-qualified Stock Option Agreement for Non-employee Directors (incorporated herein by reference to Exhibit 10.3 to the Company's Form 8-K dated June 5, 2006, which was filed on June 9, 2006).

10.7	Form of Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.4 to the Company's Form 8-K dated June 5, 2006, which was filed on June 9, 2006).

10.8	Form of Securities Purchase Agreement entered into between Empire Petroleum Corporation and certain accredited investors in connection with the 2009 private placement (incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q for the period ended September 30, 2009, which was filed on November 16, 2009).

10.9	Form of securities purchase agreement entered into between Empire Petroleum Corporation and certain accredited Investors in connection with the June-July 2010 private Placement (incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q for the period ended June 30, 2010, which was filed on August 13, 2010).

10.10	Form of common share warrant certificate issued by Empire Petroleum Corporation in favor of certain accredited investors in connection with the June-July 2010 private placement (incorporated herein by reference to Exhibit 10.2 to the Company's Form 10-Q for the period ended June 30, 2010, which was filed on August 13, 2010).

10.11	Convertible Note Due February 1, 2012 (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K dated February 1, 2011, which was filed on February 7, 2011).

10.12	Letter Agreement dated November 17, 2010 between the Company and Cortez Exploration, LLC (incorporated herein by reference to Exhibit 10.14 to the Company’s Form 10-K/A (Amendment No. 1) for the fiscal year ended December 31, 2010, which was filed on September 30, 2011).

10.13	Designation of Agent (Agency Agreement), dated April 27, 2005, between the Company and Cortez Exploration, LLC (incorporated herein by reference to Exhibit 10.15 to the Company’s Form 10-K/A (Amendment No. 2) for the fiscal year ended December 31, 2010, which was filed on December 14, 2011).

10.14	Participation Agreement dated May 8, 2006 between the Company and Cortez Exploration, LLC (submitted herewith).

10.15	Option to Purchase Okie Draw and South Okie Prospects, Natrona County, Wyoming, dated August 4, 2009, between the Company and Viking Exploration, LLC (submitted herewith).

10.16	Amendment, dated February 4, 2010, of Option to Purchase Okie Draw and South Okie Prospects, Natrona County, Wyoming, dated August 4, 2009, between the Company and Viking Exploration, LLC (incorporated herein by reference to Exhibit 10.18 to the Company’s Form 10-K/A (Amendment No. 2) for the fiscal year ended December 31, 2010, which was filed on December 14, 2011).

10.17	Designation of Agent (Agency Agreement), dated June 10, 2010, between the Company and Cortez Exploration, LLC (incorporated herein by reference to Exhibit 10.19 to the Company’s Form 10-K/A (Amendment No. 2) for the fiscal year ended December 31, 2010, which was filed on December 14, 2011).

10.18	Prospect Letter Agreement dated October 4, 2010 between the Company and seven (7) investors to purchase a 1% interest in the Company’s Gabbs Valley Prospect (submitted herewith).

31	Certification of Chief Executive Officer (and principal financial officer) pursuant to Rules 13a - 14 (a) and 15(d) - 14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(1) (31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32	Certification of Chief Executive Officer (and principal financial officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

101	Financial Statements for XBRL format (submitted herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Empire Petroleum Corporation

Date: March 21, 2012	By:	/s/Albert E. Whitehead
Albert E. Whitehead
Chief Executive Officer
(principal executive officer, principal financial officer
and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Albert E. Whitehead	Director, Chairman and Chief Executive Officer	March 21, 2012
Albert E. Whitehead

/s/ John C. Kinard	Director	March 21, 2012
John C. Kinard

/s/ Montague H. Hackett, Jr.	Director	March 21, 2012
Montague H. Hackett, Jr.

/s/ Kevin R. Seth	Director	March 21, 2012
Kevin R. Seth

EXHIBIT INDEX

NO.
3.1	Articles of Incorporation of the Company, as amended (incorporated herein by reference to Exhibit 3.1 of the Company's Form 10-QSB for the period ended September 30, 1995, which was filed November 6, 1995).

3.2	Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company's Form 10-QSB for the period ended March 31, 1998, which was filed May 15, 1998).

10.1	1995 Stock Option Plan (incorporated herein by reference to Appendix A of the Company's Form DEFS 14A dated June 13, 1995, which was filed June 14, 1995).

10.2	Form of Stock Option Agreement (incorporated herein by reference to Exhibit 10(g) of the Company's Form 10-KSB for the year ended December 31, 1995, which was filed March 29, 1996).

10.3	Letter Agreement dated May 8, 2003 between the Company and O. F. Duffield (incorporated herein by reference to Exhibit 10.6 of the Company's Form 10-KSB for the year ended December 31, 2003, which was filed March 30, 2004).

10.4	2006 Stock Incentive Plan (incorporated herein by reference to Exhibit A to the Company's 2006 Proxy Statement on Schedule 14A dated May 10, 2006).

10.5	Form of Non-qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.2 to the Company's Form 8-K dated June 5, 2006, which was filed on June 9, 2006).

10.6	Form of Non-qualified Stock Option Agreement for Non-employee Directors (incorporated herein by reference to Exhibit 10.3 to the Company's Form 8-K dated June 5, 2006, which was filed on June 9, 2006).

10.7	Form of Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.4 to the Company's Form 8-K dated June 5, 2006, which was filed on June 9, 2006).

10.8	Form of Securities Purchase Agreement entered into between Empire Petroleum Corporation and certain accredited investors in connection with the 2009 private placement (incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q for the period ended September 30, 2009, which was filed on November 16, 2009).

10.9	Form of securities purchase agreement entered into between Empire Petroleum Corporation and certain accredited Investors in connection with the June-July 2010 private Placement (incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q for the period ended June 30, 2010, which was filed on August 13, 2010).

10.10	Form of common share warrant certificate issued by Empire Petroleum Corporation in favor of certain accredited investors in connection with the June-July 2010 private placement (incorporated herein by reference to Exhibit 10.2 to the Company's Form 10-Q for the period ended June 30, 2010, which was filed on August 13, 2010).

10.11	Convertible Note Due February 1, 2012 (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K dated February 1, 2011, which was filed on February 7, 2011).

10.12	Letter Agreement dated November 17, 2010 between the Company and Cortez Exploration, LLC (incorporated herein by reference to Exhibit 10.14 to the Company’s Form 10-K/A (Amendment No. 1) for the fiscal year ended December 31, 2010, which was filed on September 30, 2011).

10.13	Designation of Agent (Agency Agreement), dated April 27, 2005, between the Company and Cortez Exploration, LLC (incorporated herein by reference to Exhibit 10.15 to the Company’s Form 10-K/A (Amendment No. 2) for the fiscal year ended December 31, 2010, which was filed on December 14, 2011).

10.14	Participation Agreement dated May 8, 2006 between the Company and Cortez Exploration, LLC (submitted herewith).

10.15	Option to Purchase Okie Draw and South Okie Prospects, Natrona County, Wyoming, dated August 4, 2009, between the Company and Viking Exploration, LLC (submitted herewith).

10.16	Amendment, dated February 4, 2010, of Option to Purchase Okie Draw and South Okie Prospects, Natrona County, Wyoming, dated August 4, 2009, between the Company and Viking Exploration, LLC (incorporated herein by reference to Exhibit 10.18 to the Company’s Form 10-K/A (Amendment No. 2) for the fiscal year ended December 31, 2010, which was filed on December 14, 2011).

10.17	Designation of Agent (Agency Agreement), dated June 10, 2010, between the Company and Cortez Exploration, LLC (incorporated herein by reference to Exhibit 10.19 to the Company’s Form 10-K/A (Amendment No. 2) for the fiscal year ended December 31, 2010, which was filed on December 14, 2011).

10.18	Prospect Letter Agreement dated October 4, 2010 between the Company and seven (7) investors to purchase a 1% interest in the Company’s Gabbs Valley Prospect (submitted herewith).

31	Certification of Chief Executive Officer (and principal financial officer) pursuant to Rules 13a - 14 (a) and 15(d) - 14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(1) (31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32	Certification of Chief Executive Officer (and principal financial officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

101	Financial Statements for XBRL format (submitted herewith).

EMPIRE PETROLEUM CORPORATION

FINANCIAL STATEMENTS

CONTENTS

Page No.

Balance Sheets as of December 31, 2011 and 2010	25

Statements of Operations for the years ended December 31, 2011 and 2010	26

Statements of Changes in Stockholders' Equity for the years ended	27
December 31, 2011 and 2010

Statements of Cash Flows for the years ended December 31, 2011 and 2010	28

Notes to Financial Statements	29-34

REPORT OF INDEPENDENT

REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Empire Petroleum Corporation

We have audited the accompanying balance sheets of Empire Petroleum Corporation as of December 31, 2011 and 2010, and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Empire Petroleum Corporation as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred significant losses since inception. The ultimate recoverability of the Company's investment in its oil and gas interests is dependent upon the existence and discovery and development of economically recoverable oil and gas reserves and the ability of the Company to obtain necessary financing to carry out its exploration and development program. This condition raises substantial doubt about the Company's ability to continue as a going concern. Management's plan concerning this matter is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We were not engaged to examine management's assertion about the effectiveness of Empire Petroleum Corporation's internal control over financial reporting as of December 31, 2011, included in the accompanying Management's Annual Report on Internal Controls and, accordingly, we do not express an opinion thereon.

/s/ HOGANTAYLOR LLP

Tulsa, Oklahoma

March 21, 2012

EMPIRE PETROLEUM CORPORATION

BALANCE SHEETS

DECEMBER 31, 2011 AND 2010

	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$ 4,978	$ 68,689
Accounts receivable (net of allowance of $3,750)	7,195	45,915
Prepaid expenses and other current assets	1,100	7,336
Total current assets	13,273	121,940

Property & equipment less accumulated depreciation and depletion	255,215	255,215
Other assets	58,442	0
Total assets	$ 326,930	$ 377,155

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$ 11,487	$ 149,065
Notes payable – related party	100,000	0
Total current liabilities	111,487	149,065

Stockholders’ equity:
Common stock - $.001 par value 100,000,000 shares authorized,	85,564	83,069
85,564,235 and 83,069,235 shares issued and outstanding
respectively
Additional paid in capital	14,136,432	13,904,142
Accumulated deficit	(14,006,553)	(13,759,121)
Total stockholders’ equity	215,443	228,090
Total liabilities and stockholders’ equity	$ 326,930	$ 377,155

See accompanying notes to financial statements

EMPIRE PETROLEUM CORPORATION

STATEMENTS OF OPERATIONS

Years Ended December 31, 2011 and 2010

	2011	2010
Revenue:
Petroleum Sales	$ 0	$ 0

Costs and expenses:
Well abandonment expense	0	2,221,293
Production & operating	22,060	178,174
General & administrative	222,133	231,996
	244,193	2,631,463
Operating loss	(244,193)	(2,631,463)

Other income and (expense):
Interest income	11	3,561
Interest expense	(3,250)	0
Total other income and (expense)	(3,239)	3,561

Net income (loss)	$ (247,432)	$ (2,627,902)

Net income (loss) per common
share, basic and diluted	$ (0.00)	$ (0.03)
Weighted average number of
common shares outstanding
basic and diluted	84,163,193	80,487,318

See accompanying notes to financial statements

EMPIRE PETROLEUM CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Years ended December 31, 2011 and 2010

			Additional
			Paid in	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balances December 31, 2009	74,553,361	$ 74,553	$ 13,149,578	$ (11,131,219)	$ 2,092,912

Net loss	0	0	0	(2,627,902)	(2,627,902)

Value of services contributed by employee	0	0	50,000	0	50,000

Issuance of Stock Options	0	0	28,080	0	28,080

Issuance of Common Stock	8,515,874	8,516	676,484	0	685,000

Balances December 31, 2010	83,069,235	83,069	13,904,142	(13,759,121)	228,090

Net loss	0	0	0	(247,432)	(247,432)

Value of services contributed by employee	0	0	50,000	0	50,000

Issuance of Stock Options	0	0	11,295	0	11,295

Issuance of Common Stock	2,495,000	2,495	170,995	0	173,490

Balances December 31, 2011	85,564,235	$ 5,564	$ 4,136,432	$ (14,006,553)	$ 215,443

See accompanying notes to financial statements

EMPIRE PETROLEUM CORPORATION

STATEMENTS OF CASH FLOWS

Years ended December 31, 2011 and 2010

	2011	2010

Cash flows from operating activities:
Net loss	$ (247,432)	$ (2,627,902)
Adjustments to reconcile net loss to net
cash used in operating activities:
Value of services contributed by employee	50,000	50,000
Stock option plan expense	11,295	28,080
Well abandonment expense	0	2,221,293
Change in operating assets and liabilities:
Accounts receivable and other assets	(19,722)	0
Prepaid expenses	6,236	(7,336)
Accounts payable and accrued liabilities	(64,088)	138,482
Net cash used in operating activities	(263,711)	(197,383)

Cash flow from investing activities:
Sale of working interest	0	700,000
Acquisition of lease acres	0	(35,000)
Well equipment and drilling costs	0	(2,255,493)
Net cash provided by (used in) investing activities	0	(1,590,493)
Cash flows from financing activities:
Proceeds from private equity placement	100,000	685,000
Proceeds from related party, note payable	100,000	0
Net cash provided by Financing Activities	200,000	685,000

Net increase (decrease) in cash	(63,711)	(1,102,876)

Cash - Beginning of period	68,689	1,171,565

Cash - End of period	$ 4,978	$ 68,689
Supplemental Disclosure of Non Cash Items:
Common Stock issued for accounts payable	$ 73,490	$ 0

See accompanying notes to financial statements

EMPIRE PETROLEUM CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011 and 2010

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

The Company plans to supplement current studies of the South Okie Prospect with a seismograph evaluation to verify the potential of the prospect. The Company has acquired 11 miles of seismic and studies of this data were completed in early January 2010 and an additional geological study was also completed in early January 2010.

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

Capitalized drilling costs are reviewed periodically for impairment. Costs related to impaired prospects or unsuccessful exploratory drilling are charged to expense. Management's assessment of the results of exploration activities, commodity price outlooks, planned future sales or expiration of all or a portion of such leaseholds impact the amount and timing of impairment provisions. An impairment expense could result if oil and gas prices decline in the future as it may not be economical to develop some of these unproved properties.

(b) Per share amounts:

The Company calculates and discloses basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). The computation of basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of outstanding common shares during the period.

Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses. As a result, if there is a loss from continuing operations, Diluted EPS is computed in the same manner as Basic EPS is computed. At December 31, 2011 the Company had 1,245,000 options outstanding that were not included in the calculation of diluted earnings per share. Such financial instruments may become dilutive and would then need to be included in future calculations of Diluted EPS.

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

(f) Obligations associated with the retirement of assets:

The Company follows Financial Accounting Standards Board (“FASB”) guidance on accounting for asset retirement obligations, which among other matters, addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This guidance requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred, with the associated asset retirement cost capitalized as part of the related asset and allocated to expense over the asset's useful life. The Company applies its analysis to producing wells. The Company accrued $0 and $0, respectively at December 31, 2011 and 2010 as an asset retirement obligation for wells in Nevada, which was recorded as an expense since the well costs have been fully impaired.

(g) Recent Accounting Pronouncements:

The FASB periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. The Company has reviewed the recently issued pronouncements and concluded that the following new accounting standards are applicable:

In June 2011, the FASB issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income. This Update amended the provisions of FASB ASC 220-10 by eliminating the option of reporting other comprehensive income in the statement of changes in stockholders’ equity.  Companies will have the option of presenting net income and other comprehensive income in a single, continuous statement of comprehensive income or presenting two separate but consecutive statements of net income and comprehensive income.  The new presentation requirements are effective for interim and annual periods beginning after December 15, 2011.  Therefore, this new presentation will first be reflected in the Company’s March 31, 2012 consolidated financial statements.

3. Property and equipment:

In 2003, the Company acquired a 10% interest in the Gabbs Valley Prospect of Western Nevada by issuing 2,000,000 shares of Company stock. The Company has recorded its investment at $200,000. In 2005, the Company conducted a seismic survey of the Gabbs Valley Prospect. Based on the results of the seismic survey, during 2006, the Company entered into an agreement to increase its working interest in the prospect to 40% by paying $675,000 plus 55% of the drilling costs through completion. The Company contracted a drilling rig, which commenced drilling the Empire Cobble Cuesta 1-12-12N-34E, Nye County, Nevada in September 2006. After reaching a depth of 5,195 feet the Company ceased drilling operations, ran electronic logs, installed a wellhead, and conditioned the hole so that it might be re-entered or deepened at a later date. In April 2007, the Company re-entered the well and based on the results of drill stem tests, determined that the formation was very sensitive to the mud and water used in drilling the test well, causing clogs in the formation to swell which prevented any oil which might be present to flow into the well bore. The total gross acres of this prospect was increased to 92,826 acres by the acquisition of 30,917 acres from the U.S. Department of Interior in June 2006, at a cost of $36,689, the acquisition of 9,943.91 acres in September 2008, at a cost of $13,025 and the acquisition of 7,680 acres in September 2009, at a cost of $12,615. The Company increased its interest to 57% in the prospect leases in 2007 when one of the joint participants elected to surrender its 30% interest. The Company and the remaining joint owners assumed liabilities of approximately $68,000 to acquire the interest.

In 2010, the Company drilled a test well in the Paradise Unit of the Gabbs Valley Prospect to a depth of 4,250 feet. The well produced small amounts of oil containing paraffin which may have restricted oil flow. A co-owner of the lease elected to take over the lease and well, including remediation of the site, as of December 31, 2010 the Company had expensed $2,255,493 of intangible drilling costs related to the Paradise Unit test well. Also in 2010, the Company sold a 7% working interest in the Gabbs Valley Prospect for $700,000. In December 2011, the Company acquired leases on 3,840 acres of undeveloped land in Nye County, Nevada, which are a part of the Gabbs Valley Prospect. As of December 31, 2011, the Gabbs Valley Prospect consisted of approximately 34,186 gross acres of federal leases located in Nye County, Nevada, of which the Company owns a 50% working interest in 30,346 gross acres and an 88.5% in 3,840 gross acres.

The Company's other property and equipment, totaling $2,561 at December 31, 2011, consists entirely of office furniture, fixtures and equipment, which are fully depreciated.

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

In 2006, the Company raised $1,450,000 of net proceeds by selling 7,250,000 shares of newly issued stock along with warrants to purchase 1,812,500 shares of common stock, which, subject to certain restrictions, could have been exercised on or before March 15, 2009 subsequently extended to November 15, 2010 at an exercise price of $0.50. Proceeds of the placement were allocated $144,675 to common stock warrants and $1,305,325 to common stock and paid in capital. The value assigned to the warrants was determined using the Black-Scholes option valuation method with the following assumptions: no dividend yield, expected volatility of 148% risk-free interest rate of 5.09% and an expected life of one year. The warrants expired November 15, 2010 with none being exercised.

In 2007, the Company raised $1,000,000 of net proceeds by selling 5,000,000 shares of newly issued stock, along with warrants to purchase 1,250,000 shares of common stock, which subject to certain restrictions, could have been exercised until March 15, 2009 (subsequently extended to November 15, 2010 at an exercise price of $0.50 per share. Proceeds of the placement were allocated $80,000 to common stock warrants and $920,000 to common stock and paid in capital. The value assigned to the warrants was determined by using the Black-Scholes option valuation methods with the following assumptions: no dividend yield, expected volatility of 136%, risk free interest rate of 4.94%, and an expected useful life of one year. The warrants expired November 15, 2010 with none being exercised.

In 2009, the Company raised $1,215,216 of net proceeds by selling 17,360,233 shares of newly issued common stock. Proceeds were utilized for the Company's share of costs to drill a new well on the Gabbs Valley Prospect (See Note 1).

In 2010, the Company raised $685,000 of net proceeds by selling 8,515,874 shares of newly issued stock, along with warrants to purchase 2,222,226 shares of Common Stock which, subject to certain restrictions, could have been exercised until June 16, 2011 at an exercise price of $0.50 per share. Proceeds of the placements were allocated $101,250 to Common Stock Warrants and $583,750 to Common Stock and paid in capital. The value assigned to the warrants was determined by using the Black-Scholes option valuation methods with the following assumptions: no dividend yield, expected volatility of 155%, risk free interest rate of .3% and an expected useful life of one year. The warrants expired in 2011 with none being exercised.

In August 2011, the Company issued 2,000,000 shares of its common stock to Albert E. Whitehead, its Chief Executive Officer, for a purchase price of $0.05 per share, which resulted in a total investment of $100,000.

5. Stock options:

Under a stock option plan adopted in 1995, the Company had the discretion to grant options for up to 1,600,000 shares of common stock until May 15, 2005, at which time the plan terminated except to the extent necessary to govern outstanding options. Stock options granted under the plan vest on grant date and expire ten years from the date of grant plus 30 days. The exercise price of the options is the fair market value on the date of grant.

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

The Company expenses the cost of options granted over the vesting period of the option based on the grant-date fair value of the award. No options were granted in 2009. For the year ended December 31, 2011 and 2010, the Company recognized an expense of $11,295 and $28,080, respectively, related to options granted under the Plan.

Fair values were estimated at the date of grants of the options, using the Black-Scholes option valuation model with the following weighted average assumptions: risk-free interest rate of 3.65% and 2.77%, volatility factor of the expected market price of the Company's common stock of 172% and 142%, no dividend yield on the Company's common stock, and a weighted average expected life of the options of 5 years. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. For purposes of determining the expected life of the options, the Company utilizes the Simplified Method as defined in Staff Accounting Bulletin No. 107 issued by the Securities and Exchange Commission.

In addition options valuation models require the input of highly subjective assumptions including stock price volatility.

As of December 31, 2011, there was no unrecognized compensation expense related to nonvested share-based compensation arrangements under the Plan.

A summary of the Company's Incentive Plan as of December 31, 2011 and changes during the year is presented below:

		Weighted Average
	Options	Exercise Price

Outstanding at Beginning of Year 2010	1,070,000	$0.162

Granted	120,000	$0.25

Cancelled or Exercised	95,000	$0.44

Outstanding at End of Year 2010	1,095,000	$0.148

Granted	150,000	$0.10

Cancelled or Exercised	0	$0.00

Outstanding at End of Year 2011	1,245,000	$0.142

The following table summarizes information about stock options outstanding at December 2011:

	Options Outstanding		Options Exercisable
Weighted
		Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise	Outstanding	Contractual	Exercise	Exercisable	Exercise
Prices	at 12/31/11	Life	Price	at 12/31/11	Price

$0.10 - $0.26	1,245,000	5.86 Years	$0.142	1,245,000	$0.142

6. Income taxes:

The provision for income taxes differs from the amount obtained by applying the Federal income tax rate of 34% to income before income taxes. The difference relates to the following items:

	2011	2010
Statutory tax rate	34%	34%

Expected tax benefit	$ (85,000)	$ (890,000)
Benefit of losses not recognized	85,000	890,000

Tax provision (benefit) as reported	$0	$0

The components of deferred income taxes at December 31, 2011 are as follows:

	2011	2010

Deferred tax assets:
Loss carry-forwards	$2,300,000	$2,650,000
Valuation allowance	(2,015,000)	(2,125,000)
	285,000	$ 525,000
Deferred tax liabilities:
Property and equipment	285,000	525,000

Net deferred taxes	$0	$0

At December 31, 2011, the Company had net operating loss carryforwards of approximately $7,850,000 which expire beginning in 2012.

Utilization of the Company's loss carryforwards is dependent on realizing taxable income. Deferred tax assets for these carryforwards have been reduced by a valuation allowance up to an amount equal to estimated deferred tax liability.

The Company is no longer subject to income tax examinations by tax authorities for years before 2007. The Company is not currently the subject of any income tax examinations by any tax authorities.

Based upon a review of its income tax filing positions, the Company believes that its positions would be sustained upon an audit and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded. The Company recognizes interest related to income taxes as interest expense and penalties as operating expenses.

7. Oil Sale Revenue:

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

Rent expense for each of the years ended December 31, 2011 and 2010 was $13,200 and $12,649, respectively.

9. Related Party Transactions:

On February 1, 2011 the Company and its Chief Executive Officer entered into an agreement where the Company received $100,000 in exchange for entering into a Convertible Note agreement. The note accrues interest at an annual rate of 4% and was originally set to mature on February 1, 2012. The note may be converted into Common Stock of the Company by the holder at a conversion price of $.10 per share. The maturity date of the Note has been extended to August 1, 2012.

10. Subsequent Events:

In January 2012, the Company’s Chief Executive Officer advanced $20,000 to the Company for general operating purposes.