Form 10-Q
period 2012-03-31
EMPIRE PETROLEUM CORP
filed 2012-05-11
CIK 887396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

or

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

6506 S. LEWIS AVE., SUITE 112, TULSA, OKLAHOMA 74136-1020
(Address of Principal Executive Offices) (Zip Code)

(918) 488-8068
(Registrant’s telephone number, including area code)

4444 E. 66TH STREET, LOWER ANNEX, TULSA, OKLAHOMA 74136-4207

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

The number of shares outstanding of the issuer’s common stock, as of May 11, 2012, was 85,564,235.

EMPIRE PETROLEUM CORPORATION

INDEX TO FORM 10-Q

Part I.	FINANCIAL INFORMATION	Page No.

Item 1.	Financial Statements

	Balance Sheets at March 31, 2012 (Unaudited) and December 31, 2011	4

	Statements of Operations - Three months ended March 31, 2012 and 2011 (Unaudited)	5

	Statements of Cash Flows - Three months ended March 31, 2012 and 2011 (Unaudited)	6

	Notes to Financial Statements	7-9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9-11

Item 4.	Controls and Procedures	11

Part II.	OTHER INFORMATION

Item 5.	Other information	11

Item 6.	Exhibits	11

	Signatures	12

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

EMPIRE PETROLEUM CORPORATION

BALANCE SHEETS
	March 31, 2012 (Unaudited)	December 31, 2011 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$6,073	$4,978
Accounts receivable	2,146	7,195
Prepaid expenses and other current assets	1,100	1,100
Total current assets	9,319	13,273

Property and equipment less accumulated depreciation and depletion	255,215	255,215
Other assets	65,637	58,442
Total assets	$330,171	$326,930

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$49,082	$11,487
Advance from shareholder	33,603	0
Note payable - related party	100,000	100,000
Total current liabilities	182,685	111,487

Stockholders' equity:
Common stock - $.001 par value authorized 100,000,000 shares,	85,564	85,564
issued and outstanding 85,564,235 shares
Additional paid in capital	14,148,932	14,136,432
Accumulated deficit	(14,087,010)	(14,006,553)
Total stockholders' equity	147,486	215,443
Total liabilities and stockholders' equity	$330,171	$326,930

See accompanying notes to unaudited financial statements

EMPIRE PETROLEUM CORPORATION

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,

	2012	2011
Revenue:
Petroleum sales	$0	$0

Cost and expenses:
Production and operating	12,161	(11,279)
General and administrative	67,296	80,732
Operating income/loss	(79,457)	(69,453)

Other income and (expense):
Interest income	0	7
Interest expense	(1,000)	(250)
Total other income (expense)	(1,000)	(243)

Net income (loss)	$(80,457)	$(69,696)

Net income (loss) per common share, basic & diluted	$(0.00)	$(0.00)
Weighted average number of
common shares outstanding
basic and diluted	85,564,235	83,121,145

See accompanying notes to unaudited financial statements

EMPIRE PETROLEUM CORPORATION

STATEMENTS OF CASH FLOW

(UNAUDITED)
	Three Months Ended
	March 31, 2012	March 31, 2011

Cash flows from operating activities:
Net loss	$(80,457)	$(69,696)

Adjustments to reconcile net loss to net
cash used in operating activities:
Value of services contributed by employee	12,500	12,500
Stock incentive plan expense	0	11,295

Change in operating assets and liabilities:
Accounts receivable and other assets	(2,146)	(16,049)
Prepaid expenses	0	3,118
Accounts payable and accrued liabilities	37,595	(67,996)
Net cash used in operating activities	(32,508)	(126,828)

Net cash provided by investing	0	0

Cash flows from financing activities:
Proceeds from shareholder advance and related party note
payable	33,603	100,000

Net increase (decrease) in cash	1,095	(26,828)
Cash - Beginning of period	4,978	68,689

Cash - End of period	$6,073	$41,861
Supplemental Disclosure for Non Cash Items:
Common Stock issued for accounts payable	$0	$29,990

See accompanying notes to unaudited financial statements

EMPIRE PETROLEUM CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2012

(UNAUDITED)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES:

The accompanying unaudited financial statements of Empire Petroleum Corporation ("Empire" or the "Company") have been prepared in accordance with United States generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, the results of operations, and the cash flows for the interim period are included. All adjustments are of a normal, recurring nature. Operating results for the interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

The information contained in this Form 10-Q should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2011 which are contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on March 21, 2012.

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

As of March 31, 2012, the Company had $6,073 of cash on hand. In order to sustain the Company's operations on a long-term basis, the Company continues to look for merger opportunities and consider public or private financings.

Compensation of Officers and Employees

The Company's only executive officer serves without pay or other compensation. The fair value of these services is estimated by management and is recognized as a capital contribution. For the three months ended March 31, 2012, the Company recorded $12,500 as a capital contribution by its executive officer.

Fair Value Measurements

The Financial Accounting Standards Board ("FASB") fair value measurement standards define fair value, establish a consistent framework for measuring fair value and establish a fair value hierarchy based on the observability of inputs used to measure fair value. The Company's primary marketable asset is cash, and it owns no marketable securities.

2. PROPERTY AND EQUIPMENT:

GABBS VALLEY PROSPECT

As of March 31, 2012, the Company's leasehold acreage in the Gabbs Valley Prospect consisted of 34,186 gross acres and the Company’s ownership in such leasehold acreage is 50%.

As of December 31, 2005, there had been no wells drilled on the Gabbs Valley Prospect. However, in November 2005, the Company received the results of a 19-mile 2-D swath seismograph survey conducted on the prospect and, based on the results of the survey, the Company and its partners determined that a test well should be drilled on the prospect.

The Company drilled its first test well on this prospect in 2006. After reaching 5,195 feet in connection with drilling this well (the Empire Cobble Cuesta 1-12), the Company and its partners elected to suspend operations on the well, and released the drilling rig and associated equipment. Company personnel and consultants then evaluated the drilling and logging data and after the study was completed, Empire and its partners decided to conduct a thorough testing program on the well. The Company re-entered the well on April 17, 2007 and conducted a series of drill stem tests and recovered only drilling mud. It was then determined after considerable study that the formation is likely very sensitive to mud and water used in drilling which may have caused clays in the formation to swell preventing any oil that might be present to flow into the well bore.

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

In July 2010, the Company entered into a farm-in agreement with its joint lease holders holding a 41% working interest in the 40,073 acre Paradise Unit. On July 19, 2010, the Company commenced drilling a test well in the Paradise Unit on the Gabbs Valley Prospect in Nevada. The Company drilled the Paradise Unit 2-12 test well to a depth of 4,250 feet before drilling problems caused the Company to cease drilling. The Company tested the well between 3,700 feet and 3,782 feet where oil shows were found. The Company recovered small amounts of oil containing paraffin, which may have been restricting the oil flow. However, swab tests failed to increase the oil flow and the Company has suspended operations on the well and assigned the lease and the 1-12 and 2-12 wells to the other leasehold owners from which the

Company had taken a farmout. The new owners are performing further testing on the 2-12 well and assumed liabilities associated with the lease and both the 1-12 and 2-12 wells. The Company has utilized the results to date of the testing and other factors to determine its next action with respect to the Gabbs Valley leasehold. The Company is now looking for an industry partner to take a farmout on approximately 25,000 acres with the obligation to drill a Triassic test well or to a depth of 7,000 feet, whichever first occurs.

SOUTH OKIE PROSPECT

In 2009, the Company purchased 2,630 net acres of oil and gas leases known as the South Okie Prospect in Natrona County, Wyoming. The Tensleep Sand at depths from 3,300 feet to 4,500 feet is the primary target. As of December 31, 2009, the Company acquired 11 miles of seismic data and studies of this data were completed in early January 2010. An additional geological study was also completed in early January 2010. Subject to securing additional financing and/or engaging an industry partner, the Company plans to drill or cause to be drilled another test well.

3. NOTE PAYABLE - RELATED PARTY

On February 1, 2011, The Albert E. Whitehead Living Trust, under the terms of a convertible note, advanced $100,000 to the Company. The note has a term of one (1) year and accrues interest at the rate of four (4) percent per annum. No principal or interest has been paid on the note. At March 31, 2012, $4,250 of interest had accrued. The principal and interest owed under the note may be converted by the holder into common stock at the conversion price of $0.10 per share. The maturity date of the note has been extended to August 1, 2012. In January 2012, The Albert E. Whitehead Living Trust advanced an additional $33,603 to the Company.

In April 2012, the Company executed another convertible note in favor of The Albert E. Whitehead Living Trust for the January 2012 advance of $33,603 and an additional $100,000 of proceeds. The note is due in April 2013 and accrues interest at the rate of four (4) percent per annum. The principal and interest owed under the note may be converted by the holder into common stock at the conversion price of $0.05 per share. (See Note 5)

4. EQUITY

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

Diluted EPS (Earnings per Share) gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses. As a result, if there is a loss from continuing operations, Diluted EPS is computed in the same manner as Basic EPS. At March 31, 2012 and 2011, the Company had 1,245,000 options outstanding, that were not included in the calculation of earnings per share for the periods then ended. Such financial instruments may become dilutive and would then need to be included in future calculations of Diluted EPS. At March 31, 2012 and 2011, the outstanding options were considered anti-dilutive since the strike prices were above the market price and since the Company has incurred losses year to date.

On August 24, 2011, Albert E. Whitehead, the Company’s Chief Executive Officer, was issued 2,000,000 shares of the Company’s common stock for a purchase price of $.05 per share for a total investment of $100,000.

5. SUBSEQUENT EVENT

On April 16, 2012, The Albert E. Whitehead Living Trust advanced $100,000 to the Company under the terms of a convertible note from the Company (See Note 3).

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

THREE MONTH PERIOD ENDED MARCH 31, 2012, COMPARED TO THREE MONTH PERIOD

ENDED MARCH 31, 2011.

Production and operating expenses increased $23,440 to $12,161 for the three months ended March 31, 2012, from $(11,279) for the same period in 2011. The increase was due to the lease rentals paid for Gabbs Valley leases in 2012 while 2011 included refunds of certain drilling costs which had been expensed in 2010.

General and administrative expenses decreased by $13,436 to $67,296 for the three months ended March 31, 2012, from $80,732 for the same period in 2011. The decrease was primarily due to the stock options issued in 2011.

Other income decreased by $7 to $0 for the three months ended March 31, 2012, from $7 for the same period in 2011.

There was no depreciation expense attributable to the three months ended March 31, 2012 or March 31, 2011 because the depreciable assets were fully depreciated.

For the reasons discussed above, net loss increased $(10,761) from $(69,696) for the three months ended March 31, 2011, to $(80,457) for the three months ended March 31, 2012.

RECENTLY ISSUED ACCOUNTING STANDARDS

The Financial Accounting Standards Board (FASB) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. The Company has reviewed the recently issued pronouncements and no new accounting standards have been adopted since the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011 was filed with the SEC.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

As of March 31, 2012, the Company had $6,073 of cash on hand. The Company believes that its cash on hand will allow it to finance its operations for the next month. In order to sustain the Company's operations on a long-term basis, the Company intends to continue to look for merger opportunities and consider public or private financings. The Company plans to undertake further exploration of the Gabbs Valley and South Okie Prospects in 2012. The Company will likely look to industry partners to drill the next wells on these prospects.

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

The Company drilled the Paradise Unit 2-12 well to a depth of 4,250 feet before drilling problems caused the Company to cease drilling. The Company recovered small amounts of oil containing paraffin, which may have been restricting the oil flow. However, swab tests failed to increase the oil flow and the Company suspended operations on the well and assigned the lease and the 1-12 and 2-12 wells to the other leasehold owners from which the Company had taken a farmout. The new owners are performing further testing on the 2-12 well and assumed the liabilities associated with the lease and both the 1-12 and 2-12 wells. The Company will reassess its plans for the Gabbs Valley leasehold, however, additional studies indicate potential drill sites exist on the remaining acreage and the Company plans to attempt to associate with industry partner(s) to drill another test well this year on this prospect with the timing of such test not predictable at this time.

Subject to securing additional financing and/or engaging an industry partner, the Company plans to drill or cause to be drilled a test well on its South Okie Prospect in 2012.

MATERIAL RISKS

The Company has incurred significant losses from operations and there is no assurance that it will achieve profitability or obtain the funds necessary to finance continued operations. For other material risks, see the Company's Form 10-K for the period ended December 31, 2011, which was filed on March 21, 2012.

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q, including this section, includes certain statements that may be deemed "forward-looking statements" within the meaning of federal securities laws. All statements, other than statements of historical facts, that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including future sources of financing and other possible business developments, are forward-looking statements. Such statements are subject to a number of assumptions, risks and uncertainties and could be affected by a number of different factors, including the Company's failure to secure short and long-term financing necessary to sustain and grow its operations, increased competition, changes in the markets in which the Company participates and the technology utilized by the Company and new legislation regarding environmental matters. These risks and other risks that could affect the Company's business are more fully described in reports it files with the SEC, including its Form 10-K for the fiscal year ended December 31, 2011. Actual results may vary materially from the forward-looking statements.

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

PART II. OTHER INFORMATION

Item 5. Other information

On April 17, 2012, the Company executed that certain Convertible Note Due April 17, 2013, in the principal amount of $133,603 (the “Convertible Note”) and in favor of The Albert E. Whitehead Living Trust (the “Trust”). Albert E. Whitehead, the Company’s Chief Executive Officer and member of the Company’s board of directors, is the trustee of the Trust.  The Convertible Note accrues interest at a rate of 4% per annum. All principal and interest under the Convertible Note is due on April 17, 2013.  The Convertible Note may be converted at any time prior to April 17, 2013 into shares of the Company’s common stock at a conversion price of $0.05 per share of common stock. The principal and interest due on the Convertible Note may be accelerated in the event of a default as described therein. The Company executed the Convertible Note as a result of certain advances made by the Trust to the Company (see Note 3 to the Financial Statements for additional information).

The offer and sale of the Convertible Note was not registered under the Securities Act of 1933, as amended, in reliance upon the exemption from the registration requirements of that act provided by Section 4(2) thereof.  Mr. Whitehead is a sophisticated accredited investor with the experience and expertise to evaluate the merits and risks of an investment in the Company’s securities and the financial means to bear the risks of such an investment.  In addition, as Chief Executive Officer of the Company and a member of the Company’s board of directors, Mr. Whitehead has access to all of the material information regarding the Company that such investor would have received if the offer and sale of the securities had been registered.

Item 6. Exhibits

10.1	Convertible Note Due April 17, 2013 (submitted herewith)
31	Certification of Chief Executive Officer (and principal financial officer) pursuant to Rules 13a - 14 (a) and 15(d) - 14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(1) (31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32	Certification of Chief Executive Officer (and principal financial officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

101	Financial Statements for XBRL format (submitted herewith).

EMPIRE PETROLEUM CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMPIRE PETROLEUM CORPORATION

May 11, 2012	/s/ Albert E. Whitehead
Albert E. Whitehead
Chairman, Chief Executive
Officer and Principal
Financial Officer

EXHIBIT INDEX

NO. DESCRIPTION

10.1	Convertible Note Due April 17, 2013 (submitted herewith)

31	Certification of Chief Executive Officer (and principal financial officer) pursuant to Rules 13a - 14 (a) and 15(d) - 14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(1) (31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32	Certification of Chief Executive Officer (and principal financial officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

101	Financial Statements for XBRL format (submitted herewith).