Form 10-Q
period 2012-06-30
EMPIRE PETROLEUM CORP
filed 2012-07-24
CIK 887396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

or

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

The number of shares outstanding of the issuer’s common stock, as of July 24, 2012, was 85,564,235.

EMPIRE PETROLEUM CORPORATION

INDEX TO FORM 10-Q

Part I.	FINANCIAL INFORMATION	Page No.

Item 1.	Financial Statements

	Balance Sheets at June 30, 2012 (Unaudited) and December 31, 2011 (Audited)	4

	Statements of Operations – Three and six months ended June 30, 2012 and 2011 (Unaudited)	5

	Statements of Cash Flows - Six months ended June 30, 2012 and 2011 (Unaudited)	6

	Notes to Financial Statements	7-9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9-11

Item 4.	Controls and Procedures	11

Part II.	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 6.	Exhibits	11-12

	Signatures	13

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

EMPIRE PETROLEUM CORPORATION

BALANCE SHEETS
	June 30, 2012 (Unaudited)	December 31, 2011 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$21,118	$4,978
Accounts receivable	2,146	7,195
Prepaid expenses and other current assets	2,200	1,100
Total current assets	25,464	13,273

Property and equipment less accumulated depreciation and depletion	255,215	255,215
Other assets	65,637	58,442
Total assets	$346,316	$326,930

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$13,864	$11,487
Note payable - related party	233,603	100,000
Total current liabilities	247,467	111,487

Stockholders' equity:
Common stock - $.001 par value authorized 150,000,000 shares,	85,564	85,564
issued and outstanding 85,564,235 shares
Additional paid in capital	14,161,432	14,136,432
Accumulated deficit	(14,148,147)	(14,006,553)
Total stockholders' equity	98,849	215,443
Total liabilities and stockholders' equity	$346,316	$326,930

See accompanying notes to unaudited financial statements

EMPIRE PETROLEUM CORPORATION

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2012	2011	2012	2011
Revenue:
Petroleum Sales	$ 0	$ 0	$ 0	$ 0
	0	0	0	0

Costs and expenses:
Production and operating	84	0	12,245	(11,279)
General and administrative	58,717	56,777	126,013	137,510
	58,801	56,777	138,258	126,231
Operating loss	(58,801)	(56,777)	(138,258)	(126,231)

Other income and (expense):
Interest income	0	2	0	10
Interest expense	(2,336)	(1,000)	(3,336)	(1,250)
Other income	0	0	0	0
Total other income(expense)	(2,336)	(998)	(3,336)	(1,240)

Net income (loss)	$ (61,137)	$ (57,775)	$ (141,594)	$ (127,471)

Net income (loss) per common share, basic & diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Weighted average number of
common shares outstanding
basic and diluted	85,564,235	83,564,235	85,564,235	83,342,735

See accompanying notes to unaudited financial statements

EMPIRE PETROLEUM CORPORATION

STATEMENTS OF CASH FLOW

(UNAUDITED)
	Six Months Ended
	June 30, 2012	June 30, 2011

Cash flows from operating activities:
Net loss	$(141,594)	$(127,471)

Adjustments to reconcile net loss to net
cash used in operating activities:
Value of services contributed by employee	25,000	25,000
Stock incentive plan expense	0	11,294

Change in operating assets and liabilities:
Accounts receivable and other assets	(2,146)	0
Prepaid expenses	(1,100)	6,236
Accounts payable and accrued liabilities	2,377	(68,327)
Net cash used in operating activities	(117,463)	(153,268)

Net cash provided by investing	0	0

Cash flows from financing activities:
Proceeds from shareholder advance and related party note
payable	133,603	100,000

Net increase (decrease) in cash	16,140	(53,268)
Cash - Beginning of period	4,978	68,689

Cash - End of period	$21,118	$15,421
Supplemental Disclosure for Non Cash Items:
Common stock issued for accounts payable	$0	$73,490

See accompanying notes to unaudited financial statements

EMPIRE PETROLEUM CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2012

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

The Company continues to seek partners to help it explore and develop its oil and gas interests. The ultimate recoverability of the Company's investment in its oil and gas interests is dependent upon the existence and discovery of economically recoverable oil and gas reserves, confirmation of the Company's interest in the oil and gas interests, the ability of the Company to obtain necessary financing to further develop the interests, and the ability of the Company to attain future profitable production.

As of June 30, 2012, the Company had $21,118 of cash on hand. In order to sustain the Company's operations on a long-term basis, the Company continues to look for merger opportunities and consider public or private financings.

Compensation of Officers and Employees

The Company's only executive officer serves without pay or other compensation. The fair value of these services is estimated by management and is recognized as a capital contribution. For the six months ended June 30, 2012, the Company recorded $25,000 as a capital contribution by its executive officer.

Fair Value Measurements

The Financial Accounting Standards Board ("FASB") fair value measurement standards define fair value, establish a consistent framework for measuring fair value and establish a fair value hierarchy based on the observability of inputs used to measure fair value. The Company's primary marketable asset is cash, and it owns no marketable securities.

2. PROPERTY AND EQUIPMENT:

GABBS VALLEY PROSPECT

As of June 30, 2012, the Company's leasehold acreage in the Gabbs Valley Prospect consisted of 34,186 gross acres and the Company’s ownership in such leasehold acreage is 50%.

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

In July 2010, the Company entered into a farm-in agreement with its joint lease holders holding a 41% working interest in the 40,073 acre Paradise Unit. On July 19, 2010, the Company commenced drilling a test well in the Paradise Unit on the Gabbs Valley Prospect in Nevada. The Company drilled the Paradise Unit 2-12 test well to a depth of 4,250 feet before drilling problems caused the Company to cease drilling. The Company tested the well between 3,700 feet and 3,782 feet where oil shows were found. The Company recovered small amounts of oil containing paraffin, which may have been restricting the oil flow. However, swab tests failed to increase the oil flow and the Company has suspended operations on the well and assigned the lease and the 1-12 and 2-12 wells to the other leasehold owners from which the

Company had taken a farmout. The new owners are performing further testing on the 2-12 well and assumed liabilities associated with the lease and both the 1-12 and 2-12 wells. The Company has utilized the results to date of the testing and other factors to determine its next action with respect to the Gabbs Valley leasehold. The Company is now looking for an industry partner to take a farmout on approximately 25,000 acres with the obligation to drill a test well to a depth of 7,000 feet or 500 feet into the Triassic formation, whichever first occurs.

SOUTH OKIE PROSPECT

In 2009, the Company purchased 2,630 net acres of oil and gas leases known as the South Okie Prospect in Natrona County, Wyoming. The Tensleep Sand at depths from 3,300 feet to 4,500 feet is the primary target. As of December 31, 2009, the Company acquired 11 miles of seismic data and studies of this data were completed in early January 2010. An additional geological study was also completed in early January 2010. Subject to securing additional financing and/or engaging an industry partner, the Company plans to drill or cause to be drilled a test well.

3. NOTE PAYABLE - RELATED PARTY

On February 1, 2011, The Albert E. Whitehead Living Trust, under the terms of a convertible note, advanced $100,000 to the Company. The note has a term of one (1) year and accrues interest at the rate of four percent (4%) per annum. No principal or interest has been paid on the note. At June 30, 2012, $6,586 of interest had accrued. The principal and interest owed under the note may be converted by the holder into common stock at the conversion price of $0.10 per share. The maturity date of the note has been extended to August 1, 2012. In January 2012, The Albert E. Whitehead Living Trust advanced an additional $33,603 to the Company.

In April 2012, the Company executed another convertible note in favor of The Albert E. Whitehead Living Trust for the January 2012 advance of $33,603 and an additional $100,000 of proceeds. The note is due in April 2013 and accrues interest at the rate of four percent (4%) per annum. The principal and interest owed under the note may be converted by the holder into common stock at the conversion price of $0.05 per share.

4. EQUITY

Diluted EPS (Earnings per Share) gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses. As a result, if there is a loss from continuing operations, Diluted EPS is computed in the same manner as Basic EPS. At June 30, 2012 and 2011, the Company had 1,245,000 options outstanding, that were not included in the calculation of earnings per share for the periods then ended. Such financial instruments may become dilutive and would then need to be included in future calculations of Diluted EPS. At June 30, 2012 and 2011, the outstanding options were considered anti-dilutive since the strike prices were above the market price and since the Company has incurred losses year to date.

On August 24, 2011, Albert E. Whitehead, the Company’s Chief Executive Officer, was issued 2,000,000 shares of the Company’s common stock for a purchase price of $.05 per share for a total investment of $100,000.

On May 31, 2012, at an Annual Meeting of Stockholders, the stockholders approved an increase of the Company’s authorized shares of common stock by 50,000,000 to 150,000,000.

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

THREE MONTH PERIOD ENDED JUNE 30, 2012, COMPARED TO THREE MONTH PERIOD ENDED JUNE 30, 2011.

Production and operating expenses increased $84 to $84 for the three months ended June 30, 2012, from $0 for the same period in 2011. The increase was due to the lease rentals paid for Gabbs Valley leases in 2012.

General and administrative expenses increased by $1,940 to $58,717 for the three months ended June 30, 2012, from $56,777 for the same period in 2011. The decrease was primarily due to lower insurance costs in 2012 offset by increased costs for the Annual Shareholders meeting and the Company’s office move.

There was no depreciation expense attributable to the three months ended June 30, 2012 or June 30, 2011 because the depreciable assets were fully depreciated.

Interest expense increased by $1,336 to $2,336 for the three months ended June 30, 2012 from $1,000 for the same period in 2011. The increase was due to an increase in the balance of the note from shareholder.

For the reasons discussed above, net loss increased $(3,362) from $(57,775) for the three months ended June 30, 2011, to $(61,137) for the three months ended June 30, 2012.

SIX MONTH PERIOD ENDED JUNE 30, 2012, COMPARED TO SIX MONTH PERIOD ENDED JUNE 30, 2011.

Production and operating expenses increased $23,524 to $12,245 for the six months ended June 30, 2012, from $(11,279) for the same period in 2011. The increase was due to the lease rentals paid for Gabbs Valley leases in 2012 while 2011 included refunds of certain drilling costs which had been expensed in 2010.

General and administrative expenses decreased by $11,497 to $126,013 for the six months ended June 30, 2012, from $137,510 for the same period in 2011. The decrease was primarily due to the stock options issued in 2011.

There was no depreciation expense attributable to the six months ended June 30, 2012 or June 30, 2011 because the depreciable assets were fully depreciated.

Interest expense increased by $2,086 to $3,336 for the six months ended June 30, 2012 from $1,250 for the same period in 2011. The increase was due to an increase in the balance of the note from shareholder.

For the reasons discussed above, net loss increased $(14,123) from $(127,471) for the six months ended June 30, 2011, to $(141,594) for the six months ended June 30, 2012.

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

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

As of June 30, 2012, the Company had $21,118 of cash on hand. The Company believes that its cash on hand will allow it to finance its operations for the next month. In order to sustain the Company's operations on a long-term basis, the Company continues to look for merger opportunities and consider public or private financings. The Company plans to undertake further exploration of the Gabbs Valley and South Okie Prospects in 2012. However, the Company will likely look to industry partners to drill the next wells on these prospects.

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

The Company drilled the Paradise Unit 2-12 well to a depth of 4,250 feet before drilling problems caused the Company to cease drilling. The Company recovered small amounts of oil containing paraffin, which may have been restricting the oil flow. However, swab tests failed to increase the oil flow and the Company suspended operations on the well and assigned the lease and the 1-12 and 2-12 wells to the other leasehold owners from which the Company had taken a farmout. The new owners are performing further testing on the 2-12 well and assumed the liabilities associated with the lease and both the 1-12 and 2-12 wells. The Company will reassess its plans for the Gabbs Valley leasehold, however, additional studies indicate potential drill sites exist on the remaining acreage and the Company plans to attempt to associate with industry partner(s) to drill another test well on this prospect with the timing of such test not predictable at this time.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 17, 2012, the Company executed that certain Convertible Note Due April 17, 2013, in the principal amount of $133,603 (the “Convertible Note”) and in favor of The Albert E. Whitehead Living Trust (the “Trust”). Albert E. Whitehead, the Company’s Chief Executive Officer and member of the Company’s board of directors, is the trustee of the Trust.  The Convertible Note accrues interest at a rate of 4% per annum. All principal and interest under the Convertible Note is due on April 17, 2013.  The Convertible Note may be converted at any time prior to April 17, 2013 into shares of the Company’s common stock at a conversion price of $0.05 per share of common stock. The principal and interest due on the Convertible Note may be accelerated in the event of a default as described therein. The Company executed the Convertible Note as a result of certain advances made by the Trust to the Company (see Note 3 to the Financial Statements for additional information). Such advances were used by the Company for delay rentals and day to day operations.

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

Item 6. Exhibits

10.1	Convertible Note Due April 17, 2013 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the period ended March 31, 2012, which was filed on May 11, 2012)

31	Certification of Chief Executive Officer (and principal financial officer) pursuant to Rules 13a - 14 (a) and 15(d) - 14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(1) (31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32	Certification of Chief Executive Officer (and principal financial officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

101	Financial Statements for XBRL format (submitted herewith).

EMPIRE PETROLEUM CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMPIRE PETROLEUM CORPORATION

July 24, 2012	/s/ Albert E. Whitehead
Albert E. Whitehead
Chairman, Chief Executive
Officer and Principal
Financial Officer

EXHIBIT INDEX

NO. DESCRIPTION

10.1	Convertible Note Due April 17, 2013 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the period ended March 31, 2012, which was filed on May 11, 2012)

31	Certification of Chief Executive Officer (and principal financial officer) pursuant to Rules 13a - 14 (a) and 15(d) - 14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(1) (31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32	Certification of Chief Executive Officer (and principal financial officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

101	Financial Statements for XBRL format (submitted herewith).