Form 10-Q
period 2012-09-30
EMPIRE PETROLEUM CORP
filed 2012-11-05
CIK 887396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

or

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

The number of shares outstanding of the issuer’s common stock, as of November 5, 2012, was 85,564,235.

EMPIRE PETROLEUM CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

EMPIRE PETROLEUM CORPORATION

BALANCE SHEETS
	September 30, 2012 (Unaudited)	December 31, 2011 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$2,267	$4,978
Accounts receivable	2,146	7,195
Prepaid expenses and other current assets	2,200	1,100
Total current assets	6,613	13,273

Property and equipment less accumulated depreciation and depletion	255,215	255,215
Other assets	75,182	58,442
Total assets	$337,010	$326,930

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$17,185	$11,487
Note payable - related party	258,603	100,000
Total current liabilities	275,788	111,487

Stockholders' equity:
Common stock - $.001 par value authorized 150,000,000 shares,
issued and outstanding 85,564,235 shares	85,564	85,564
Additional paid in capital	14,173,932	14,136,432
Accumulated deficit	(14,198,274)	(14,006,553)
Total stockholders' equity	61,222	215,443
Total liabilities and stockholders' equity	$337,010	$326,930

See accompanying notes to unaudited financial statements

EMPIRE PETROLEUM CORPORATION

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2012	2011	2012	2011
Revenue:
Petroleum Sales	$0	$0	$0	$0

Costs and expenses:
Production and operating	12,083	15,552	24,328	4,273
General and administrative	35,618	42,217	161,631	179,726
	47,701	57,769	185,959	183,999
Operating loss	(47,701)	(57,769)	(185,959)	(183,999)

Other income (expense):
Interest income	0	2	0	11
Interest expense	(2,426)	(1,000)	(5,762)	(2,250)
Total other income (expense)	(2,426)	(998)	(5,762)	(2,239)

Net loss	$(50,127)	$(58,767)	$(191,721)	$(186,238)

Net loss per common share, basic & diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of
common shares outstanding
basic and diluted	85,564,235	83,377,422	85,564,235	83,689,713

See accompanying notes to unaudited financial statements

EMPIRE PETROLEUM CORPORATION

STATEMENTS OF CASH FLOWS

(UNAUDITED)
	Nine Months Ended
	September 30, 2012	September 30, 2011

Cash flows from operating activities:
Net loss	$(191,721)	$(186,238)

Adjustments to reconcile net loss to net
cash used in operating activities:
Value of services contributed by employee	37,500	37,500
Stock incentive plan expense	0	11,295

Change in operating assets and liabilities:
Accounts receivable and other assets	(11,691)	(15,233)
Prepaid expenses and other current costs	(1,100)	6,236
Accounts payable and accrued liabilities	5,698	(65,515)
Net cash used in operating activities	(161,314)	(211,955)

Cash flows from financing activities:
Proceeds from shareholder advance and related party note
payable	158,603	200,000

Net decrease in cash	(2,711)	(11,955)
Cash - Beginning of period	4,978	68,689

Cash - End of period	$2,267	$56,734
Supplemental Disclosure for Non Cash Items:
Common stock issued for accounts payable	$0	$73,489

See accompanying notes to unaudited financial statements

EMPIRE PETROLEUM CORPORATION

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

As of September 30, 2012, the Company had $2,267 of cash on hand. In order to sustain the Company's operations on a long-term basis, the Company continues to look for merger opportunities and consider public or private financings.

Compensation of Officers and Employees

The Company's only executive officer serves without pay or other compensation. The fair value of these services is estimated by management and is recognized as a capital contribution. For the nine months ended September 30, 2012, the Company recorded $37,500 as a capital contribution by its executive officer.

Fair Value Measurements

The Financial Accounting Standards Board ("FASB") fair value measurement standards define fair value, establish a consistent framework for measuring fair value and establish a fair value hierarchy based on the observability of inputs used to measure fair value. The Company's primary marketable asset is cash, and it owns no marketable securities.

2. PROPERTY AND EQUIPMENT:

GABBS VALLEY PROSPECT

The Company has an interest in 34,186 acres of federal oil and gas leases on the Gabbs Valley Prospect in Western Nevada. Since 2003 the Company has conducted extensive geological studies, conducted a seismic survey, carried out a geochemical imaging survey, conducted satellite and gravity studies and drilled two test wells.

Both test wells had significant oil shows. The second test well resulted in a small oil discovery, however the Company deemed it non-commercial and elected to abandon it. One of the co-owners of the leases elected to take over the well and make further tests. It secured other parties to conduct such tests. Well completion equipment was installed and further production testing was carried out, however as of September 30, 2012, to the Company’s knowledge, commercial production has not been established. It is the Company’s understanding that further testing is being considered. Empire does feel the prospect has considerable geological merit since the primary target, being the Triassic formation, was not reached in either of the two test wells. Empire is now in discussions with other companies about drilling a new test well, however no agreements have yet been reached.

SOUTH OKIE PROSPECT

In 2009, the Company originally purchased 2,630 net acres of oil and gas leases known as the South Okie Prospect in Natrona County, Wyoming. The Tensleep Sand at depths from 3,300 feet to 4,500 feet is the primary target. As of December 31, 2009, the Company acquired 11 miles of seismic data and studies of this data were completed in early January 2010. An additional geological study was also completed in early January 2010. After further review of all the seismic and geological data and considering the Company’s financial condition it has reduced its holdings to 600 gross (110 net) acres. Subject to securing additional financing and/or engaging an industry partner, the Company plans to drill or cause to be drilled a test well.

3. NOTES PAYABLE - RELATED PARTY

On February 1, 2011, The Albert E. Whitehead Living Trust, under the terms of a convertible note, advanced $100,000 to the Company. The note has a term of one (1) year and accrues interest at the rate of four percent (4%) per annum. No principal or interest has been paid on the note. At September 30, 2012, $9,012 of interest had accrued. The principal and interest owed under the note may be converted by the holder into common stock at the conversion price of $0.10 per share. The maturity date of the note has been extended to February 1, 2013. In January 2012, The Albert E. Whitehead Living Trust advanced an additional $33,603 to the Company.

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

On August 28, 2012, The Albert E. Whitehead Living Trust, under the terms of a promissory note, advanced $25,000 to the Company. The note has a term of three (3) months and accrues interest at the rate of four percent (4%) per annum. No principal or interest has been paid on the note.

4. EQUITY

Diluted Earnings per Share (“EPS”) gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses. As a result, if there is a loss from continuing operations, Diluted EPS is computed in the same manner as Basic EPS. At September 30, 2012 and 2011, the Company had 1,245,000 options outstanding, that were not included in the calculation of earnings per share for the periods then ended. Such financial instruments may become dilutive and would then need to be included in future calculations of Diluted EPS. At September 30, 2012 and 2011, the outstanding options were considered anti-dilutive since the strike prices were above the market price and since the Company has incurred losses year to date.

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

THREE MONTH PERIOD ENDED SEPTEMBER 30, 2012, COMPARED TO THREE MONTH PERIOD ENDED SEPTEMBER 30, 2011.

Production and operating expenses decreased by $3,469 to $12,083 for the three months ended September 30, 2012, from $15,552 for the same period in 2011. The decrease was due to the lower lease rentals paid for Okie Draw leases in 2012.

General and administrative expenses decreased by $6,599 to $35,618 for the three months ended September 30, 2012, from $42,217 for the same period in 2011. The decrease was primarily due to lower insurance costs in 2012 offset by increased costs for the Annual Shareholders meeting and the Company’s office move.

There was no depreciation expense attributable to the three months ended September 30, 2012 or September 30, 2011 because the depreciable assets were fully depreciated.

Interest expense increased by $1,426 to $2,426 for the three months ended September 30, 2012 from $1,000 for the same period in 2011. The increase was due to an increase in the balance of the note from a shareholder.

For the reasons discussed above, net loss decreased by $8,640 from $(58,767) for the three months ended September 30, 2011, to $(50,127) for the three months ended September 30, 2012.

NINE MONTH PERIOD ENDED SEPTEMBER 30, 2012, COMPARED TO NINE MONTH PERIOD ENDED SEPTEMBER 30, 2011.

Production and operating expenses increased by $20,055 to $24,328 for the nine months ended September 30, 2012, from $4,273 for the same period in 2011. The increase was due to the lower lease rentals paid for Okie Draw leases in 2012 while 2011 included refunds of certain drilling costs which had been expensed in 2010.

General and administrative expenses decreased by $18,095 to $161,631 for the nine months ended September 30, 2012, from $179,726 for the same period in 2011. The decrease was primarily due to the stock options issued in 2011.

There was no depreciation expense attributable to the nine months ended September 30, 2012 or September 30, 2011 because the depreciable assets were fully depreciated.

Interest expense increased by $3,512 to $5,762 for the nine months ended September 30, 2012 from $2,250 for the same period in 2011. The increase was due to an increase in the balance of the note from a shareholder.

For the reasons discussed above, net loss increased by $5,483 from $(186,238) for the nine months ended September 30, 2011, to $(191,721) for the nine months ended September 30, 2012.

RECENTLY ISSUED ACCOUNTING STANDARDS

The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. The Company has reviewed the recently issued pronouncements and no new accounting standards have been adopted since the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011 was filed with the SEC.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

As of September 30, 2012, the Company had $2,267 of cash on hand. The Company believes that its cash on hand will allow it to finance its operations for the next month. In order to sustain the Company's operations on a long-term basis, the Company continues to look for merger opportunities and consider public or private financings. The Company plans to undertake further exploration of the Gabbs Valley and South Okie Prospects in 2012. However, the Company will likely look to industry partners to drill the next wells on these prospects.

OUTLOOK

As stated elsewhere in this Form 10-Q, the Company has conducted extensive geological studies, conducted a seismic survey, carried out a geochemical imaging survey, conducted satellite and gravity studies and drilled two test wells on its Gabbs Valley Prospect. The additional studies of such data, as well as, the assistance of geological and engineering consultants led the Company to determine that further drilling was warranted. It was determined that a new test well should be drilled using a different method of drilling.

The Company drilled the Paradise Unit 2-12 well to a depth of 4,250 feet before drilling problems caused the Company to cease drilling. The Company recovered small amounts of oil containing paraffin, which may have been restricting the oil flow. However, swab tests failed to increase the oil flow and the Company suspended operations on the well and assigned the lease and the 1-12 and 2-12 wells to the other leasehold owners from which the Company had taken a farmout. The new owners secured other parties to conduct such tests. Well completion equipment was installed and further production testing was carried out, however as of September 2012, to the Company’s knowledge, commercial production has not been established. It is the Company’s understanding that further testing is being considered. Empire does feel the prospect has considerable geological merit since the primary target, being the Triassic formation, was not reached in either of the two test wells. Empire is now discussing with other companies about drilling a new test well, however no agreements have yet been reached.

Subject to securing additional financing and/or engaging an industry partner, the Company plans to drill or cause to be drilled a test well on its South Okie Prospect in 2013.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

On August 28, 2012, the Company executed a promissory note in favor of The Albert E. Whitehead Living Trust in the amount of $25,000 in return for a loan to the Company in the same amount, which the Company used to pay September lease rentals relating to the Gabbs Valley Prospect. Albert E. Whitehead, the Company’s Chief Executive Officer and a member of the Company’s board of directors, is the trustee of The Albert E. Whitehead Living Trust.  The promissory note bears interest at the rate of four percent per annum. Principal and interest are due on the maturity date of the promissory note, which is November 28, 2012.

Item 6. Exhibits

10.1	Promissory Note Dated August 28, 2012 (submitted herewith)

31	Certification of Chief Executive Officer (and principal financial officer) pursuant to Rules 13a - 14 (a) and 15(d) - 14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(1) (31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32	Certification of Chief Executive Officer (and principal financial officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

101	Financial Statements for XBRL format (submitted herewith).

EMPIRE PETROLEUM CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMPIRE PETROLEUM CORPORATION

November 5, 2012	/s/ Albert E. Whitehead
Albert E. Whitehead
Chairman, Chief Executive
Officer and Principal
Financial Officer

EXHIBIT INDEX

NO. DESCRIPTION

10.1	Promissory Note Dated August 28, 2012 (submitted herewith)

31	Certification of Chief Executive Officer (and principal financial officer) pursuant to Rules 13a - 14 (a) and 15(d) - 14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(1) (31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32	Certification of Chief Executive Officer (and principal financial officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

101	Financial Statements for XBRL format (submitted herewith).