Form 10-K
period 2012-12-31
EMPIRE PETROLEUM CORP
filed 2013-03-08
CIK 887396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________

FORM 10-K

________________________

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

6506 S. Lewis Ave., Suite 112, Tulsa, OK 74316-1020

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

☐ Yes ☑ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates, based upon the average bid and asked prices of the registrant's Common Stock on the last business day of the registrant's most recently completed second fiscal quarter was $1,662,825.

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

☐ Yes ☐ No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

The number of shares of the registrant's common stock, $0.001 par value, outstanding as of December 31, 2012 was 91,564,485.

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

EMPIRE PETROLEUM CORPORATION

FORM 10-K

TABLE OF CONTENTS

ITEM NUMBER AND CAPTION		PAGE NO.

	PART I

Item 1.	Business	4-5
Item 1A.	Risk Factors	5
Item 1B.	Unresolved Staff Comments	5
Item 2.	Properties	6-7
Item 3.	Legal Proceedings	7
Item 4.	Mine Safety Disclosures	7

	PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	7-8
Item 6.	Selected Financial Data	8
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8-12
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	12
Item 8.	Financial Statements and Supplementary Data	12
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	13
Item 9A.	Controls and Procedures	13
Item 9B.	Other Information	13

	PART III

Item 10.	Directors, Executive Officers and Corporate Governance	13-15
Item 11.	Executive Compensation	15
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	15-17
Item 13.	Certain Relationships and Related Transactions, and Director Independence	17-18
Item 14.	Principal Accounting Fees and Services	18

	PART IV

Item 15.	Exhibits, Financial Statement Schedules	18-20

	Signatures	21

PART I

ITEM 1. BUSINESS.

Background

Empire Petroleum Corporation, a Delaware corporation (the "Company" or “Empire”), was incorporated in the State of Utah in August 1983 under the name Chambers Energy Corporation and domesticated in Delaware in March 1985 under the name Americomm Corporation. The Company's name was changed to Americomm Resources Corporation in July 1995. On May 29, 2001, Americomm Resources Corporation acquired Empire Petroleum Corporation, which became a wholly owned subsidiary of Americomm Resources Corporation. On August 15, 2001, Americomm Resources Corporation and Empire Petroleum Corporation merged and the Company's name was changed to Empire Petroleum Corporation. The Company operates from leased office space at 6506 S. Lewis Ave., Suite 112, Tulsa, OK 74136-1020, and its telephone number is (918) 488-8068.

During the past three fiscal years, the Company has focused on the exploration of the Gabbs Valley Prospect and the evaluation of the South Okie Prospect as further described below.

Gabbs Valley Prospect

The Company owns a working interest in oil and gas leases in Mineral County, Nevada (the "Gabbs Valley Prospect"). As of December 31, 2012, the Company's working interest was 50% on 30,346 gross acres and 88.5% on 3,840 gross acres. The Gabbs Valley Prospect consisted of 34,186 gross acres at December 31, 2012.

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

In 2008, the Company and its partners engaged W. L. Gore and Associates to carry out an Amplified Geochemical Imaging Survey which covered approximately sixteen square miles. The survey was concentrated along the apex of the large Cobble Cuesta structure which included the areas around the Empire Cobble Cuesta 1-12 exploratory test and another test well drilled in the immediate area by a third party. Both of these tests encountered oil shows and the geochemical survey indicated potential hydrocarbons beyond the two well bores.

During 2010, the Company had a new Federal drilling unit formed and approved by the Bureau of Land Management ("BLM"). This unit was formed according to the Company's plans to drill a second test well on the prospect to be known as the Empire Paradise Unit 2-12. This test well was to be drilled to 6,000 feet, or 500 feet into the Triassic formation or into a zone that establishes commercial production at a lesser depth. Drilling operations were commenced July 19, 2010 and ceased on November 5, 2010. During the drilling phase, the Company had several zones where oil shows were observed. During its test from 3,698' to 3,786' a small amount of oil was recovered. Drilling continued to 4,248', encountering additional oil shows and the decision was made to set 7" production casing to 4,225'. A further attempt to deepen the hole failed when a heavy water flow was encountered at 4,248'. One further test through the pipe at 4,140' to 4,167' tested water. It was then decided to test the area between 3,700' to 3,782'. Oil was recovered from this interval and was swabbed at the rate of three (3) to five (5) barrels of oil per day. The recovered oil contained a significant amount of paraffin, which could have restricted the oil production. The Company then made the decision to plug the well, considering it to be non-commercial. One of the parties that had farmed out their interest to Empire for drilling the 2-12 test well asked for an assignment of the lease on which the well was drilled. Empire agreed to this assignment subject to such party's assumption of the plugging liabilities of both the 1-12 and 2-12 wells, plus the reclaiming and seeding of the two well sites and replacing Empire's $25,000 drilling bond. The acquiring party conducted additional testing of the well. The Company has been provided with such additional well data. Although the Company is not optimistic that further testing will improve the 2-12 well, it believes there is producible oil in the very large Cobble Cuesta Structure, which is located 150 miles from the nearest oil production. As a result, the Company has conducted additional geological studies with the expectation it will likely attempt to promote the drilling of another test on the prospect.

Other than a small refinery located approximately 100 miles from the Gabbs Valley Prospect, and a six inch gas pipeline crossing our prospect, there are no service networks located near the prospect.

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

In October, 2012 the Company allowed one of the leases to terminate on the South Okie Prospect, Wyoming. As of December 31, 2012, the Company’s interest in the South Okie Prospect consisted of approximately 110 net acres of leases.

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

Employees

As of December 31, 2012, the Company had one employee, a full-time secretary. Mr. Albert E. Whitehead, Chairman and Chief Executive Officer, devotes a considerable amount of time to the affairs of the Company and receives no compensation. For financial statement purposes, Mr. Whitehead's services have been recorded as contributed capital and expense in the amount of $50,000 for the years ended December 31, 2012 and 2011.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Gabbs Valley Prospect

As of December 31, 2012, the Gabbs Valley Prospect consisted of approximately 34,186 gross acres of federal leases located in Nye County, Nevada, of which the Company owns a 50% working interest in 30,346 gross acres and 88.5% in 3,840 gross acres.

As of December 31, 2012, two wells, the Empire Cobble Cuesta 1-12 and the Empire Paradise 2-12, had been drilled and tested on this prospect, but the wells were not completed. For more information regarding the Gabbs Valley Prospect, see "Gabbs Valley Prospect" under Item 1. Business.

COMPANY UNDEVELOPED ACREAGE (LEASES)

GABBS VALLEY PROSPECT, NYE COUNTY, NEVADA

AS OF DECEMBER 31, 2012

Federal	Undeveloped	Acreage	Productive	Acreage	Effective	Remaining
Lease	Gross	Net	Gross	Net	Date	Term
Number	Acres	Acres	Acres	Acres		(Years)

N-82185	1,927.00	963.50	-	-	9/1/2006	4
N-82186	2,355.00	1,177.50	-	-	9/1/2006	4
N-82187	760.00	380.00	-	-	9/1/2006	4
N-82195	2,560.00	1,280.00	-	-	9/1/2006	4
N-82196	2,560.00	1,280.00	-	-	9/1/2006	4
N-82197	1,920.00	960.00	-	-	9/1/2006	4
N-85867	2,538.67	1,269.34	-	-	11/1/2006	6
N-85871	2,544.24	1,272.12	-	-	11/1/2006	6
N-85873	2,400.00	1,200.00	-	-	11/1/2006	6
N-85876	2,461.00	1,230.50	-	-	11/1/2006	6
N-86998	2,560.00	1,280.00	-	-	11/1/2006	6
N-86999	2,560.00	1,280.00	-	-	11/1/2006	6
N-87000	2,560.00	1,280.00	-	-	11/1/2006	6
N-89136	640.00	320.00	-	-	12/1/2011	8
N-90505	1,920.00	1,699.20	-	-	2/1/2012	9
N-90506	1,920.00	1,699.20	-	-	2/1/2012	9
TOTALS	34,185.91	18,571.36

During the last three years, the Company has drilled one well, the Empire Paradise Unit 2-12, which is in the Gabbs Valley Prospect. For additional information regarding this well, see Item 1 of this Form 10-K.

As of December 31, 2012, the Company’s interest in the South Okie Prospect consisted of approximately 110 net acres of leases.

COMPANY UNDEVELOPED ACREAGE (LEASES)

SOUTH OKIE PROSPECT, NATRONA COUNTY, WYOMING

AS OF DECEMBER 31, 2012

Federal	Undeveloped	Acreage	Productive	Acreage	Effective	Remaining
Lease	Gross	Net	Gross	Net	Date	Term
Number	Acres	Acres	Acres	Acres		(Years)

WYW-0323746	240.00	30.00	-	-	11/1/1972	HBP
WYW-036587	320.00	40.00	-	-	11/1/1972	HBP
WYW-036587	40.00	40.00	-	-	11/1/1972	HBP

TOTALS	600.00	110.00

ITEM 3. LEGAL PROCEEDINGS.

As of December 31, 2012, neither the Company nor its properties were subject to any legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Company's Common Stock is traded on the OTCQB under the symbol "EMPR".

The following table sets forth the high and low bid information for the Company's common stock during the time periods indicated.

Year ending December 31, 2011:

Quarter	High	Low
03/31/11	.094	.0264
06/30/11	.07	.0415
09/30/11	.055	.031
12/31/11	.045	.017

Year ending December 31, 2012:

Quarter	High	Low
03/31/12	.035	.0175
06/30/12	.034	.0175
09/30/12	.025	.0175
12/31/12	.0255	.0099

Quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

At December 31, 2012, there were approximately 196 stockholders of record of the Company's Common Stock.

Dividends

The Company has never paid cash dividends on its Common Stock. The Company intends to retain future earnings for use in its business and, therefore, does not anticipate paying cash dividends on its Common Stock in the foreseeable future.

Recent Sales of Unregistered Securities

On or about February 24, 2011, the Company settled outstanding invoices of two third party service providers. One such invoice was settled in the net amount of $54,900 by paying $25,000 in cash and issuing 60,000 shares of Common Stock and the other such invoice was settled by issuing 435,000 shares of Common Stock for the amount owed of $43,500.

In August 2011, the Company issued 2,000,000 shares of its common stock to Albert E. Whitehead, its Chief Executive Officer, for a purchase price of $0.05 per share, which resulted in a total investment of $100,000.

On December 11, 2012, the Company entered in a note conversion agreement with the Albert E. Whitehead Living Trust (the “Whitehead Trust”). Pursuant to the note conversion agreement, on December 11, 2012, the Company converted $300,012.50 in debt owed by the Company to the Whitehead Trust into shares of Common Stock at a conversion rate of $0.05 per share, resulting in the issuance of 6,000,250 shares of Common Stock to the Whitehead Trust. Upon the issuance of such shares, such debt owed by the Company to the Whitehead Trust was deemed paid in full and certain notes issued by the Company and the other obligations relating to such debt were terminated. Albert E. Whitehead, the Chief Executive Officer of the Company and Chairman of its Board of Directors, is the trustee of the Whitehead Trust.

For information about additional private equity placements conducted by the Company, see “Private Equity Placements” in Item 7 of this From 10-K.

The offers and sales related to the securities described above were not registered under the Securities Act of 1933, as amended, in reliance upon the exemption from the registration requirements of that act provided by Section 4(2) thereof. The recipient of the securities is a sophisticated investor with the experience and expertise necessary to evaluate the merits and risks of an investment in the Company's stock and the financial means to bear the risks of such an investment.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

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

The Company reported losses of $(253,348) and $(247,432) for the years ended December 31, 2012 and 2011, respectively. The Company also had an accumulated deficit of $14,259,901 as of December 31, 2012. The Company can provide no assurance that it will be profitable in the future and, if the Company does not become profitable, it may have to suspend its operations. As a result of the foregoing, the audit report of the Company's independent registered public accounting firm relating to the Company's financial statements has been modified because of a going concern uncertainty. If the Company is able to raise the funds necessary to continue its operations, its future performance will be dependent on the successful drilling results of its inventory of unproved locations in Wyoming and Nevada. The failure of drilling activities to achieve sufficient quantities of economically attractive reserves and production would have a material adverse effect on the Company's liquidity, operations and financial results.

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

TWELVE MONTH PERIOD ENDED DECEMBER 31, 2012, COMPARED TO TWELVE MONTH PERIOD ENDED DECEMBER 31, 2011

For the twelve months ended December 31, 2012 and 2011, sales revenue was $0. The Company does not have any producing wells at this time.

Production and operating expenses decreased $7,314 to $14,746 for the twelve months ended December 31, 2012, from $22,060 for the same period in 2011. This decrease was primarily due to the refund of certain costs incurred on the Gabbs Valley test well in 2010.

General and administrative and lease abandonment expenses increased by $8,553 to $230,686 for the twelve months ended December 31, 2012, from $222,133 for the same period in 2011. The increase was primarily due to a write off of a South Okie Prospect lease.

For the reasons discussed above, net loss increased $5,916 from $(247,432) for the twelve months ended December 31, 2011, to $(253,348) for the twelve months ended December 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

As of December 31, 2012, the Company had $20,766 of cash on hand. The Company's cash on hand will not be sufficient to fund its operations during the next 12 months. The Company expects to incur costs of approximately $10,000 per month relating to general administrative, office and other expenses. In order to sustain the Company's operations on a long term basis, the Company intends to continue to look for merger opportunities and consider public or private financings. To the extent that it is necessary, the Company expects that management will support the Company financially for several months to allow the Company to consummate a merger opportunity, or public or private financing.

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

Subsequent to this private placement, the Company determined that it needed to enter into the farm-in agreement and raise additional funds in order to successfully drill a new test well on the Gabbs Valley Prospect. In July 2010, the Company completed the private placement offering by issuing 2,500,002 additional shares of common stock, and 1,250,001 additional warrants to purchase shares of common stock at a price of $.50, which expired on December 31, 2011, as applicable, with an aggregate purchase price of $225,000. Proceeds from this private placement were utilized for the Company's share of costs to drill a new well on the Gabbs Valley Prospect. Any remaining funds were used for general working capital purposes.

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

As discussed further below in “Advances from Related Party” in this Item 7, on December 11, 2012, the Company converted $300,012.50 in debt owed by the Company to the Whitehead Trust into shares of Common Stock at a conversion rate of $0.05 per share, resulting in the issuance of 6,000,250 shares of Common Stock to the Whitehead Trust.

SALE OF WORKING INTEREST

In October 2010, the Company sold 7% of its working interest in the Gabbs Valley Prospect leases for $700,000. In connection with such sale, the purchasers were granted a working interest in the Paradise Unit 2-12 well and leases.

ADVANCES FROM RELATED PARTY

During 2011 and 2012, the Whitehead Trust advanced loans to the Company in the following transactions:

•	on February 1, 2011, the Whitehead Trust loaned the Company $100,000 in exchange for the issuance of a convertible note, which accrued interest at an annual rate of four percent;

•	on April 17, 2012, the Whitehead Trust loaned the Company $133,603 in exchange for the issuance of a convertible note, which accrued interest at an annual rate of four percent;

•	on August 8, 2012, the Whitehead Trust advanced an additional loan to the Company in the amount of $32,397.50, and such loan accrued interest at an annual rate of four percent; and

•	on August 28, 2012, the Whitehead Trust loaned the Company $25,000 in exchange for the issuance of a promissory note, which accrued interest at an annual rate of four percent.

On December 11, 2012, the Company converted the $302,167 in debt owed by the Company with respect to such loans into shares of Common Stock at a conversion rate of $0.05 per share, resulting in the issuance of 6,000,250 shares of Common Stock to the Whitehead Trust. Upon the issuance of such shares, such debt owed by the Company to the Whitehead Trust was deemed paid in full and the notes issued by the Company and the other obligations relating to such debt were terminated. Albert E. Whitehead, the Chief Executive Officer of the Company and Chairman of its Board of Directors, is the trustee of the Whitehead Trust.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements of the Company are set forth on pages 25 through 35 at the end of this Form 10-K.

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

The Company's Chief Executive Officer (and principal financial officer) made an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2012. In making this assessment, the Company's Chief Executive Officer (and principal financial officer) used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, the Company's Chief Executive Officer (and principal financial officer) concluded that as of December 31, 2012, the Company's internal control over financial reporting is effective based on those criteria.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following lists the directors and executive officers of the Company:

Name	Age	Position
Albert E. Whitehead	82	Director, Chairman & Chief Executive Officer
John C. Kinard	79	Director
Montague H. Hackett, Jr.	80	Director
Kevin R. Seth	53	Director

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

IDENTIFICATION OF THE AUDIT COMMITTEE; AUDIT COMMITTEE FINANCIAL EXPERT

As of December 31, 2012, the Company had not established any committees (including an audit committee) because of the small size of its Board of Directors. As such, the Company does not have an audit committee or an audit committee financial expert serving on such committee. As of December 31, 2012, the entire Board of Directors (Messrs. Whitehead, Kinard, Hackett and Seth)

essentially serve as the Company's audit committee.

CODE OF ETHICS

The Company has adopted a Code of Ethics that applies to all of the Company's directors and employees, including the Company's principal executive officer, principal financial officer and principal accounting officer or persons performing similar functions. The Company undertakes to provide any person without charge, upon request, a copy of the Code of Ethics. Requests may be directed to Empire Petroleum Corporation, 6506 S. Lewis Ave., Suite 112, Tulsa, Oklahoma 74136-1020, or by calling (918) 488-8068.

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

Based solely on review of the copies of such reports furnished to the Company and any written representations that in other reports were required during the year ended December 31, 2012, to the Company's knowledge, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners during the year ended December 31, 2012 were complied with on a timely basis.

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

DIRECTORS COMPENSATION

In return for serving as a member of the Board of Directors of the Company, Mr. Seth was granted in 2011 options to purchase 150,000 shares of the Company’s stock under the 2006 Stock Incentive Plan, at a strike price of $0.10 per share, which was the closing price on the date of the grant. At the end of fiscal year 2012, all of such options remained outstanding.

Except for Mr. Seth, no Director received compensation or any other benefits from the registrant during the last completed fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2012, the Company had two equity incentive plans under which equity securities were authorized for issuance to the Company's directors, officers, employees and other persons who performed substantial services for or on behalf of the Company. The "1995 Stock Option Plan", which expired in May 2005, remains only to the extent necessary to govern outstanding options issued under the Plan. At the Company's 2006 Annual Meeting of Stockholders, the stockholders approved the "2006 Stock Incentive Plan", which authorizes granting up to 5,000,000 options for up to 5,000,000 shares of the Company's Common Stock.

The following table provides certain information relating to the 1995 Stock Option Plan and the 2006 Stock Incentive Plan as of December 31, 2012:

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our Common Stock as of March 8, 2013 for:

* each person who is known to own beneficially more than 5% of our outstanding Common Stock;

* each of our executive officers and directors; and

* all executive officers and directors as a group.

The percentage of beneficial ownership for the following table is based on 91,564,485 shares of Common Stock outstanding as of March 8, 2013.

Unless otherwise indicated below, to the Company's knowledge, all persons and entities listed below have sole voting and investment power over their shares of Common Stock.

	Amount and nature of
Name and address of beneficial owner	beneficial ownership	Percent of class (1)

Albert E. Whitehead	27,113,911 shares (2)	29.61%
Chairman of the Board and
Chief Executive Officer
3214 E. 73rd Street
Tulsa, OK 74136-5927

John C. Kinard	781,331 shares (3)	0.85%
Director
52 S. Roslyn Street
Denver, CO 80230

Montague H. Hackett, Jr.	14,814,416 shares (4)	16.11%
Director
550 Park Avenue
New York, NY 10065

Kevin R. Seth	761,111 shares (5)	0.83%
Director
c/o Edgewood Management LLC
350 Park Avenue
New York, NY 10022

George H. Plewes	5,160,238(6)	5.64%
P. O. Box HM 1431
Hamilton HMFX
Bermuda

All current directors and executive officers
as a group (4 persons)	43,470,769 shares (7)	46.95%

(1) The percentage ownership for each person is calculated in accordance with the rules of the SEC, which provide that any shares a person is deemed to beneficially own by virtue of having a right to acquire shares upon the conversion of options or other rights are considered outstanding solely for purposes of calculating such person's percentage ownership.

(2) This number includes: (i) 24,268,628 shares directly owned by the Albert E. Whitehead Living Trust, of which Mr. Whitehead is the trustee; (ii) 30,000 shares owned by Mr. Whitehead's grandchildren for which he acts as custodian; and (iii) 2,815,283 shares directly owned by the Lacy E. Whitehead Living Trust, of which Ms. Whitehead, Mr. Whitehead's wife, is trustee. Mr. Whitehead disclaims any interest in the shares owned by the Lacy E. Whitehead Living Trust and the shares owned by his grandchildren.

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

(4) This number includes (i) 9,600,288 shares directly owned by Mr. Hackett (ii) 400,000 shares Mr. Hackett has the right to acquire under the Company's 2006 Stock Incentive Plan; (iii) 2,206,350 shares directly owned by the Trust F/B/O Melinda Hackett of which Mr. Hackett disclaims any interest; (iv) 2,000,635 shares directly owned by the Trust F/B/O Montague H. Hackett, III of which Mr. Hackett disclaims any interest; and (v) 607,143 shares directly owned by Mayme M. Hackett, Mr. Hackett's wife, of which Mr. Hackett disclaims any interest.

(5) This number includes (i) 253,968 shares directly owned by Mr. Seth; (ii) 150,000 shares Mr. Seth has the right to acquire under the Company’s 2006 Stock Incentive Plan; and (iii) 357,143 shares held by Edgewood Management LLC Retirement plan F/B/O Kevin R. Seth.

(6) This number included 5,160,238 shares directly owned by Mr. Plewes.

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

During 2011 and 2012, the Whitehead Trust advanced loans to the Company in the following transactions:

•	on February 1, 2011, the Whitehead Trust loaned the Company $100,000 in exchange for the issuance of a convertible note, which accrued interest at an annual rate of four percent;

•	on April 17, 2012, the Whitehead Trust loaned the Company $133,603 in exchange for the issuance of a convertible note, which accrued interest at an annual rate of four percent;

•	on August 8, 2012, the Whitehead Trust advanced an additional loan to the Company in the amount of $32,397.50, and such loan accrued interest at an annual rate of four percent; and

•	on August 28, 2012, the Whitehead Trust loaned the Company $25,000 in exchange for the issuance of a promissory note, which accrued interest at an annual rate of four percent.

No payments of principal or interest were made with respect to such loans during 2011 or 2012. As of December 11, 2012, the total outstanding indebtedness owed by the Company to the Whitehead Trust with respect to such loans was $300,012.50, and such amount was the largest aggregate amount of such indebtedness outstanding at any time. Albert E. Whitehead, the Chief Executive Officer of the Company and Chairman of its Board of Directors, is the trustee of the Whitehead Trust.

On December 11, 2012, the Company entered in a note conversion agreement with the Whitehead Trust. Pursuant to the note conversion agreement, on December 11, 2012, the Company converted the $300,012.50 in debt owed by the Company to the Whitehead Trust into shares of Common Stock at a conversion rate of $0.05 per share, resulting in the issuance of 6,000,250 shares of Common Stock to the Whitehead Trust. Upon the issuance of such shares, such debt owed by the Company to the Whitehead Trust was deemed paid in full and the notes issued by the Company and the other obligations relating to such debt were terminated. Because of Mr. Whitehead’s interest in the transaction, Mr. Whitehead did not participate in the Board of Directors’ deliberations on, or approval of, the note conversion agreement or the conversion transaction.

DIRECTOR INDEPENDENCE

The Company has determined that Mr. Kinard, Mr. Hackett and Mr. Seth are "independent" within the meaning of Rule 5605(a)(2) of the NASDAQ listing standards. Because of the small size of the Company's Board of Directors, the Company has not established any committees. Rather, the entire Board acts as, and performs the same functions as, the audit committee, compensation committee and nominating committee. Mr. Whitehead is not considered "independent" within the meaning of Rule 5605(a)(2) of the NASDAQ listing standards.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of the fees billed or to be billed to the Company by HoganTaylor LLP, the Company's independent registered public accounting firm, for professional services rendered for the fiscal years ended December 31, 2012 and December 31, 2011:

Fee Category	Fiscal 2012 Fees	Fiscal 2011 Fees

Audit Fees (1)	$35,000	$36,250
Audit - Related Fees (2)	0	0
Tax Fees	0	0
All Other Fees (3)	0	0

Total Fees	$35,000	$36,250

(1) Audit Fees consist of aggregate fees billed for professional services rendered for the audit of the Company's annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2012 and December 31, 2011, respectively.

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

(2) Schedules

NONE

(3) Exhibits

Exhibit Description

NO.
3.1	Articles of Incorporation of the Company, as amended (incorporated herein by reference to Exhibit 3.1 of the Company's Form 10-QSB for the period ended September 30, 1995, which was filed November 6, 1995).

3.2	Certificate of Amendment to Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K dated May 31, 2012, which was filed on June 1, 2012).

3.3	Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company's Form 10-QSB for the period ended March 31, 1998, which was filed May 15, 1998).

10.1	1995 Stock Option Plan (incorporated herein by reference to Appendix A of the Company's Form DEFS 14A dated June 13, 1995, which was filed June 14, 1995).

10.2	Form of Stock Option Agreement (incorporated herein by reference to Exhibit 10(g) of the Company's Form 10-KSB for the year ended December 31, 1995, which was filed March 29, 1996).

10.3	Letter Agreement dated May 8, 2003 between the Company and O. F. Duffield (incorporated herein by reference to Exhibit 10.6 of the Company's Form 10-KSB for the year ended December 31, 2003, which was filed March 30, 2004).

10.4	2006 Stock Incentive Plan (incorporated herein by reference to Exhibit A to the Company's 2006 Proxy Statement on Schedule 14A dated May 10, 2006).

10.5	Form of Non-qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.2 to the Company's Form 8-K dated June 5, 2006, which was filed on June 9, 2006).

10.6	Form of Non-qualified Stock Option Agreement for Non-employee Directors (incorporated herein by reference to Exhibit 10.3 to the Company's Form 8-K dated June 5, 2006, which was filed on June 9, 2006).

10.7	Form of Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.4 to the Company's Form 8-K dated June 5, 2006, which was filed on June 9, 2006).

10.8	Form of Securities Purchase Agreement entered into between Empire Petroleum Corporation and certain accredited investors in connection with the 2009 private placement (incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q for the period ended September 30, 2009, which was filed on November 16, 2009).

10.9	Form of securities purchase agreement entered into between Empire Petroleum Corporation and certain accredited Investors in connection with the June-July 2010 private placement (incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q for the period ended June 30, 2010, which was filed on August 13, 2010).

10.10	Form of common share warrant certificate issued by Empire Petroleum Corporation in favor of certain accredited investors in connection with the June-July 2010 private placement (incorporated herein by reference to Exhibit 10.2 to the Company's Form 10-Q for the period ended June 30, 2010, which was filed on August 13, 2010).

10.11	Convertible Note Due February 1, 2012 (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K dated February 1, 2011, which was filed on February 7, 2011).

10.12	Letter Agreement dated November 17, 2010 between the Company and Cortez Exploration, LLC (incorporated herein by reference to Exhibit 10.14 to the Company’s Form 10-K/A (Amendment No. 1) for the fiscal year ended December 31, 2010, which was filed on September 30, 2011).

10.13	Designation of Agent (Agency Agreement), dated April 27, 2005, between the Company and Cortez Exploration, LLC (incorporated herein by reference to Exhibit 10.15 to the Company’s Form 10-K/A (Amendment No. 2) for the fiscal year ended December 31, 2010, which was filed on December 14, 2011).

10.14	Participation Agreement dated May 8, 2006 between the Company and Cortez Exploration, LLC (incorporated herein by reference to Exhibit 10.14 to the Company’s Form 10-K for the fiscal year ended December 31, 2011, which was filed on March 21, 2012).

10.15	Option to Purchase Okie Draw and South Okie Prospects, Natrona County, Wyoming, dated August 4, 2009, between the Company and Viking Exploration, LLC (incorporated herein by reference to Exhibit 10.15 to the Company’s Form 10-K for the fiscal year ended December 31, 2011, which was filed on March 21, 2012).

10.16	Amendment, dated February 4, 2010, of Option to Purchase Okie Draw and South Okie Prospects, Natrona County, Wyoming, dated August 4, 2009, between the Company and Viking Exploration, LLC (incorporated herein by reference to Exhibit 10.18 to the Company’s Form 10-K/A (Amendment No. 2) for the fiscal year ended December 31, 2010, which was filed on December 14, 2011).

10.17	Designation of Agent (Agency Agreement), dated June 10, 2010, between the Company and Cortez Exploration, LLC (incorporated herein by reference to Exhibit 10.19 to the Company’s Form 10-K/A (Amendment No. 2) for the fiscal year ended December 31, 2010, which was filed on December 14, 2011).

10.18	Prospect Letter Agreement dated October 4, 2010 between the Company and seven (7) investors to purchase a 1% interest in the Company’s Gabbs Valley Prospect (incorporated herein by reference to Exhibit 10.18 to the Company’s Form 10-K for the fiscal year ended December 31, 2011, which was filed on March 21, 2012).

10.19	Convertible Note due April 11, 2013 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the period ended March 31, 2012, which was filed on May 11, 2012).

10.20	Promissory Note dated August 28, 2012 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the period ended September 30, 2012, which was filed on November 5, 2012).

10.21	Note Conversion Agreement, dated December 11, 2012, between the Company and the Albert E. Whitehead Living Trust (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated December 11, 2012, which was filed on December 11, 2012).

31	Certification of Chief Executive Officer (and principal financial officer) pursuant to Rules 13a - 14 (a) and 15(d) - 14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(1) (31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32	Certification of Chief Executive Officer (and principal financial officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

101	Financial Statements for XBRL format (submitted herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Empire Petroleum Corporation

Date:	March 8, 2013	By:	/s/Albert E. Whitehead
Albert E. Whitehead
Chief Executive Officer
(principal executive officer, principal financial officer
and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Albert E. Whitehead	Director, Chairman and Chief Executive Officer	March 8, 2013
Albert E. Whitehead

/s/ John C. Kinard	Director	March 8, 2013
John C. Kinard

/s/ Montague H. Hackett, Jr.	Director	March 8, 2013
Montague H. Hackett, Jr.

/s/ Kevin R. Seth	Director	March 8, 2013
Kevin R. Seth

EXHIBIT INDEX

NO.
3.1	Articles of Incorporation of the Company, as amended (incorporated herein by reference to Exhibit 3.1 of the Company's Form 10-QSB for the period ended September 30, 1995, which was filed November 6, 1995).

3.2	Certificate of Amendment to Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K dated May 31, 2012, which was filed on June 1, 2012).

3.3	Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company's Form 10-QSB for the period ended March 31, 1998, which was filed May 15, 1998).

10.1	1995 Stock Option Plan (incorporated herein by reference to Appendix A of the Company's Form DEFS 14A dated June 13, 1995, which was filed June 14, 1995).

10.2	Form of Stock Option Agreement (incorporated herein by reference to Exhibit 10(g) of the Company's Form 10-KSB for the year ended December 31, 1995, which was filed March 29, 1996).

10.3	Letter Agreement dated May 8, 2003 between the Company and O. F. Duffield (incorporated herein by reference to Exhibit 10.6 of the Company's Form 10-KSB for the year ended December 31, 2003, which was filed March 30, 2004).

10.4	2006 Stock Incentive Plan (incorporated herein by reference to Exhibit A to the Company's 2006 Proxy Statement on Schedule 14A dated May 10, 2006).

10.5	Form of Non-qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.2 to the Company's Form 8-K dated June 5, 2006, which was filed on June 9, 2006).

10.6	Form of Non-qualified Stock Option Agreement for Non-employee Directors (incorporated herein by reference to Exhibit 10.3 to the Company's Form 8-K dated June 5, 2006, which was filed on June 9, 2006).

10.7	Form of Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.4 to the Company's Form 8-K dated June 5, 2006, which was filed on June 9, 2006).

10.8	Form of Securities Purchase Agreement entered into between Empire Petroleum Corporation and certain accredited investors in connection with the 2009 private placement (incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q for the period ended September 30, 2009, which was filed on November 16, 2009).

10.9	Form of securities purchase agreement entered into between Empire Petroleum Corporation and certain accredited Investors in connection with the June-July 2010 private placement (incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q for the period ended June 30, 2010, which was filed on August 13, 2010).

10.10	Form of common share warrant certificate issued by Empire Petroleum Corporation in favor of certain accredited investors in connection with the June-July 2010 private placement (incorporated herein by reference to Exhibit 10.2 to the Company's Form 10-Q for the period ended June 30, 2010, which was filed on August 13, 2010).

10.11	Convertible Note Due February 1, 2012 (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K dated February 1, 2011, which was filed on February 7, 2011).

10.12	Letter Agreement dated November 17, 2010 between the Company and Cortez Exploration, LLC (incorporated herein by reference to Exhibit 10.14 to the Company’s Form 10-K/A (Amendment No. 1) for the fiscal year ended December 31, 2010, which was filed on September 30, 2011).

10.13	Designation of Agent (Agency Agreement), dated April 27, 2005, between the Company and Cortez Exploration, LLC (incorporated herein by reference to Exhibit 10.15 to the Company’s Form 10-K/A (Amendment No. 2) for the fiscal year ended December 31, 2010, which was filed on December 14, 2011).

10.14	Participation Agreement dated May 8, 2006 between the Company and Cortez Exploration, LLC (incorporated herein by reference to Exhibit 10.14 to the Company’s Form 10-K for the fiscal year ended December 31, 2011, which was filed on March 21, 2012).

10.15	Option to Purchase Okie Draw and South Okie Prospects, Natrona County, Wyoming, dated August 4, 2009, between the Company and Viking Exploration, LLC (incorporated herein by reference to Exhibit 10.15 to the Company’s Form 10-K for the fiscal year ended December 31, 2011, which was filed on March 21, 2012).

10.16	Amendment, dated February 4, 2010, of Option to Purchase Okie Draw and South Okie Prospects, Natrona County, Wyoming, dated August 4, 2009, between the Company and Viking Exploration, LLC (incorporated herein by reference to Exhibit 10.18 to the Company’s Form 10-K/A (Amendment No. 2) for the fiscal year ended December 31, 2010, which was filed on December 14, 2011).

10.17	Designation of Agent (Agency Agreement), dated June 10, 2010, between the Company and Cortez Exploration, LLC (incorporated herein by reference to Exhibit 10.19 to the Company’s Form 10-K/A (Amendment No. 2) for the fiscal year ended December 31, 2010, which was filed on December 14, 2011).

10.18	Prospect Letter Agreement dated October 4, 2010 between the Company and seven (7) investors to purchase a 1% interest in the Company’s Gabbs Valley Prospect (incorporated herein by reference to Exhibit 10.18 to the Company’s Form 10-K for the fiscal year ended December 31, 2011, which was filed on March 21, 2012).

10.19	Convertible Note due April 11, 2013 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the period ended March 31, 2012, which was filed on May 11, 2012).

10.20	Promissory Note dated August 28, 2012 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the period ended September 30, 2012, which was filed on November 5, 2012).

10.21	Note Conversion Agreement, dated December 11, 2012, between the Company and the Albert E. Whitehead Living Trust (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated December 11, 2012, which was filed on December 11, 2012).

31	Certification of Chief Executive Officer (and principal financial officer) pursuant to Rules 13a - 14 (a) and 15(d) - 14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(1) (31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32	Certification of Chief Executive Officer (and principal financial officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

101	Financial Statements for XBRL format (submitted herewith).

EMPIRE PETROLEUM CORPORATION

FINANCIAL STATEMENTS

CONTENTS

Page No.

Balance Sheets as of December 31, 2012 and 2011	26

Statements of Operations for the years ended December 31, 2012 and 2011	27

Statements of Changes in Stockholders' Equity for the years ended	28
December 31, 2012 and 2011

Statements of Cash Flows for the years ended December 31, 2012 and 2011	29

Notes to Financial Statements	30-35

REPORT OF INDEPENDENT

REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of Empire Petroleum Corporation

We have audited the accompanying balance sheets of Empire Petroleum Corporation as of December 31, 2012 and 2011, and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Empire Petroleum Corporation as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred significant losses since inception. The ultimate recoverability of the Company's investment in its oil and gas interests is dependent upon the existence and discovery and development of economically recoverable oil and gas reserves and the ability of the Company to obtain necessary financing to carry out its exploration and development program. This condition raises substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning this matter are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HOGANTAYLOR LLP

Tulsa, Oklahoma

March 8, 2013

EMPIRE PETROLEUM CORPORATION

BALANCE SHEETS

DECEMBER 31, 2012 AND 2011

	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$20,766	$4,978
Accounts receivable (net of allowance of $3,750)	1,370	7,195
Prepaid expenses and other current assets	1,100	1,100
Total current assets	23,236	13,273

Property & equipment less accumulated depreciation and depletion	223,465	255,215
Other assest	77,696	58,442
Total assets	$324,397	$326,930

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$10,135	$11,487
Notes payable – related party	0	100,000
Total current liabilities	10,135	111,487

Stockholders’ equity:
Common stock - $.001 par value 150,000,000 shares authorized,	91,564	85,564
91,564,485 and 85,564,235 shares issued and outstanding
respectively
Additional paid in capital	14,482,599	14,136,432
Accumulated deficit	(14,259,901)	(14,006,553)
Total stockholders’ equity	314,262	215,443
Total liabilities and stockholders’ equity	$324,397	$326,930

See accompanying notes to financial statements

EMPIRE PETROLEUM CORPORATION

STATEMENTS OF OPERATIONS

Years Ended December 31, 2012 and 2011

	2012	2011
Revenue:
Petroleum Sales	$0	$0

Costs and expenses:
Lease abandonment expense	31,750	0
Production & operating	14,746	22,060
General & administrative	198,936	222,133
	245,432	244,193
Operating loss	(245,432)	(244,193)

Other income and (expense):
Interest income	1	11
Interest expense	(7,917)	(3,250)
Total other income and (expense)	(7,916)	(3,239)

Net income (loss)	$(253,348)	$(247,432)

Net income (loss) per common
share, basic and diluted	$0.00	$0.00
Weighted average number of
common shares outstanding
basic and diluted	85,893,016	84,163,193

See accompanying notes to financial statements

EMPIRE PETROLEUM CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Years ended December 31, 2012 and 2011

			Additional
			Paid in	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balances December 31, 2010	83,069,235	83,069	13,904,142	(13,759,121)	228,090

Net loss				(247,432)	(247,432)

Value of services contributed by employee	0	0	50,000	0	50,000

Issuance of Stock Options	0	0	11,295	0	11,295

Issuance of Common Stock	2,495,000	2,495	170,995		173,490

Balances December 31, 2011	85,564,235	85,564	14,136,432	(14,006,553)	215,443

Net loss				(253,348)	(253,348)

Value of services contributed by employee	0	0	50,000	0	50,000

Issuance of Stock Options	0	0	0	0	0

Issuance of Common Stock	6,000,250	6,000	296,167	0	302,167

Balances December 31, 2012	91,564,485	91,564	14,482,599	(14,259,901)	314,262

See accompanying notes to financial statements

EMPIRE PETROLEUM CORPORATION

STATEMENTS OF CASH FLOWS

Years ended December 31, 2012 and 2011

	2012	2011

Cash flows from operating activities:
Net loss	$(253,348)	$(247,432)
Adjustments to reconcile net loss to net
cash used in operating activities:
Value of services contributed by employee	50,000	50,000
Stock option plan expense	0	11,295
Interest expense converted to common stock	7,917	0
Lease abandonment	31,750	0
Change in operating assets and liabilities:
Accounts receivable and other assets	(13,429)	(19,722)
Prepaid expenses	0	6,236
Accounts payable and accrued liabilities	798	(64,088)
Net cash used in operating activities	(175,212)	(263,711)

Cash flow from investing activities:
Sale of working interest	0	0
Acquisition of lease acres	0	0
Net cash provided by (used in) investing activities	0	0
Cash flows from financing activities:
Proceeds from private equity placement	0	100,000
Proceeds from related party, note payable	191,000	100,000
Net cash provided by Financing Activities	191,000	200,000

Net increase (decrease) in cash	15,788	(63,711)

Cash - Beginning of period	4,978	68,689

Cash - End of period	$20,766	$4,978
Supplemental Disclosure of Non Cash Items:
Common Stock issued for notes payable & accrued interest	$302,167	$73,490

See accompanying notes to financial statements

EMPIRE PETROLEUM CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012 and 2011

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

Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses. As a result, if there is a loss from continuing operations, Diluted EPS is computed in the same manner as Basic EPS is computed. At December 31, 2012 and 2011 the Company had 1,245,000 options outstanding that were not included in the calculation of diluted earnings per share. Such financial instruments may become dilutive and would then need to be included in future calculations of Diluted EPS.

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

(g) Recent Accounting Pronouncements:

FASB periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. The Company has reviewed the recently issued pronouncements and concluded that the following new accounting standards are applicable:

In July 2012, the FASB issued guidance to amend and simplify the rules related to testing indefinite-lived intangible assets for impairment. The revised guidance permits an entity to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with current guidance. These amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this guidance will not have a material effect on the Company’s consolidated financial statements.

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

In 2010, the Company drilled a test well in the Paradise Unit of the Gabbs Valley Prospect to a depth of 4,250 feet. The well produced small amounts of oil containing paraffin which may have restricted oil flow. A co-owner of the lease elected to take over the lease and well, including remediation of the site and as of December 31, 2010, the Company had expensed $2,255,493 of intangible drilling costs related to the Paradise Unit test well. Also in 2010, the Company sold a 7% working interest in the Gabbs Valley Prospect for $700,000. In December 2011, the Company acquired leases on 3,840 acres of undeveloped land in Nye County, Nevada, which are a part of the Gabbs Valley Prospect. As of December 31, 2012, the Gabbs Valley Prospect consisted of approximately 34,186 gross acres of federal leases located in Nye County, Nevada, of which the Company owns a 50% working interest in 30,346 gross acres and an 88.5% in 3,840 gross acres.

The Company's other property and equipment, totaling $2,561 at December 31, 2012, consists entirely of office furniture, fixtures and equipment, which are fully depreciated.

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

On December 11, 2012, the Company entered in a note conversion agreement with the Albert E. Whitehead Living Trust (the “Whitehead Trust”). Pursuant to the note conversion agreement, on December 11, 2012, the Company converted $300,012.50 in debt owed by the Company to the Whitehead Trust into shares of Common Stock at a conversion rate of $0.05 per share, resulting in the issuance of 6,000,250 shares of Common Stock to the Whitehead Trust. Upon the issuance of such shares, such debt owed by the Company to the Whitehead Trust was deemed paid in full and certain notes issued by the Company and the other obligations relating to such debt were terminated. Albert E. Whitehead, the Chief Executive Officer of the Company and Chairman of its Board of Directors, is the trustee of the Whitehead Trust.

5. Stock options:

Under a stock option plan adopted in 1995, the Company had the discretion to grant options for up to 1,600,000 shares of common stock until May 15, 2005, at which time the plan terminated except to the extent necessary to govern outstanding options. Stock options granted under the plan vest on grant date and expire ten years from the date of grant plus 30 days. The exercise price of the options is the fair value on the date of grant.

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

The Company expenses the cost of options granted over the vesting period of the option based on the grant-date fair value of the award. For the year ended December 31, 2012 and 2011, the Company recognized an expense of $0 and $11,295, respectively, related to options granted under the Plan.

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

As of December 31, 2012, there was no unrecognized compensation expense related to nonvested share-based compensation arrangements under the Plan.

A summary of the Company's Incentive Plan as of December 31, 2012 and changes during the year is presented below:

		Weighted Average
	Options	Exercise Price

Outstanding at Beginning of Year 2011	1,095,000	$0.148

Granted	150,000	$0.10

Cancelled or Exercised

Outstanding at End of Year 2011	1,245,000	$0.142

Granted

Cancelled or Exercised

Outstanding at End of Year 2012	1,245,000	$0.142

The following table summarizes information about stock options outstanding at December 31, 2012:

	Options Outstanding		Options Exercisable
Weighted
		Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise	Outstanding	Contractual	Exercise	Exercisable	Exercise
Prices	at 12/31/12	Life	Price	at 12/31/12	Price

$0.10 - $0.26	1,245,000	4.86 Years	$0.142	1,245,000	$0.142

6. Income taxes:

The provision for income taxes differs from the amount obtained by applying the Federal income tax rate of 34% to income before income taxes. The difference relates to the following items:

	2012	2011
Statutory tax rate	34%	34%

Expected tax benefit	$(86,000)	$(85,000)
Benefit of losses not recognized	86,000	85,000

Tax provision (benefit) as reported	$0	$0

The components of deferred income taxes at December 31, 2012 are as follows:

	2012	2011

Deferred tax assets:
Loss carry-forwards	$2,400,000	$2,300,000
Valuation allowance	(2,400,000)	(2,300,000)
	0	0
Deferred tax liabilities:
Property and equipment	0	0

Net deferred taxes	$0	$0

At December 31, 2012, the Company had net operating loss carryforwards of approximately $7,952,231 which expire beginning in 2013.

Utilization of the Company's loss carryforwards is dependent on realizing taxable income. Deferred tax assets for these carryforwards have been reduced by a valuation allowance up to an amount equal to estimated deferred tax liability.

The Company is no longer subject to income tax examinations by tax authorities for years before 2008. The Company is not currently the subject of any income tax examinations by any tax authorities.

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

7. Oil Sale Revenue:

The Company currently records revenue from petroleum sales when received from the operator of the well. Petroleum sales are reported net of working interest and overriding royalty amounts due. Prior to 2006, the Company was responsible for distributing allocable portions of oil sale revenue to working interest and royalty owners for production in the Cheyenne River Prospect. Accordingly, a liability for estimated royalty payments was recorded when oil sale proceeds were received since a division order had not been completed, certain amounts were credited to royalties payable until the division order issue was resolved.

8. Operating lease:

The Company leases office space under an operating lease agreement with an unrelated party which expires in March 31, 2014. Monthly lease payments are $1,100.

Rent expense for each of the years ended December 31, 2012 and 2011 was $13,200 and $13,200, respectively.

9. Related Party Transactions:

During 2011 and 2012, the Whitehead Trust advanced loans to the Company in the following transactions:

•	on February 1, 2011, the Whitehead Trust loaned the Company $100,000 in exchange for the issuance of a convertible note, which accrued interest at an annual rate of four percent;

•	on April 17, 2012, the Whitehead Trust loaned the Company $133,603 in exchange for the issuance of a convertible note, which accrued interest at an annual rate of four percent;

•	on August 8, 2012, the Whitehead Trust advanced an additional loan to the Company in the amount of $32,397.50, and such loan accrued interest at an annual rate of four percent; and

•	on August 28, 2012, the Whitehead Trust loaned the Company $25,000 in exchange for the issuance of a promissory note, which accrued interest at an annual rate of four percent.

On December 11, 2012, the Company converted $302,167 in debt and accrued interest owed by the Company with respect to such loans into shares of Common Stock at a conversion rate of $0.05 per share, resulting in the issuance of 6,000,250 shares of Common Stock to the Whitehead Trust. Upon the issuance of such shares, such debt owed by the Company to the Whitehead Trust was deemed paid in full and the notes issued by the Company and the other obligations relating to such debt were terminated. Albert E. Whitehead, the Chief Executive Officer of the Company and Chairman of its Board of Directors, is the trustee of the Whitehead Trust.