Form 10-Q
period 2013-03-31
EMPIRE PETROLEUM CORP
filed 2013-05-13
CIK 887396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

or

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

The number of shares outstanding of the issuer’s common stock, as of May 13, 2013 was 91,564,485.

EMPIRE PETROLEUM CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

EMPIRE PETROLEUM CORPORATION

BALANCE SHEETS

	March 31, 2013 (Unaudited)	December 31, 2012 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$3,237	$20,766
Accounts receivable	0	1,370
Prepaid expenses and other current assets	1,100	1,100
Total current assets	4,337	23,236

Property and equipment less accumulated depreciation and depletion	223,465	223,465
Other assets	77,754	77,696
Total assets	$305,556	$324,397

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$40,631	$10,135
Total current liabilities	40,631	10,135

Stockholders' equity:
Common stock - $.001 par value authorized 150,000,000 shares,
issued and outstanding 91,564,485 shares	91,564	91,564
Additional paid in capital	14,495,099	14,482,599
Accumulated deficit	(14,321,738)	(14,259,901)
Total stockholders' equity	264,925	314,262
Total liabilities and stockholders' equity	$305,556	$324,397

See accompanying notes to unaudited financial statements

EMPIRE PETROLEUM CORPORATION

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,

	2013	2012
Revenue:
Petroleum Sales	$0	$0

Costs and expenses:
Production and operating	5,098	12,161
General and administrative	56,739	67,296
	61,837	79,457
Operating loss	(61,837)	(79,457)

Other income (expense):
Interest income	0	0
Interest expense	0	(1,000)
Total other income (expense)	0	(1,000)

Net loss	$(61,837)	(80,457)

Net loss per common share, basic & diluted	$(0.00)	(0.00)
Weighted average number of
common shares outstanding
basic and diluted	91,564,485	85,564,235

See accompanying notes to unaudited financial statements

EMPIRE PETROLEUM CORPORATION

STATEMENTS OF CASH FLOWS

(UNAUDITED)
	Three Months Ended
	March 31, 2013	March 31, 2012

Cash flows from operating activities:
Net loss	$(61,837)	$(80,457)

Adjustments to reconcile net loss to net
cash used in operating activities:
Value of services contributed by employee	12,500	12,500

Change in operating assets and liabilities:
Accounts receivable and other assets	1,312	(2,146)
Prepaid expenses and other current costs	0	0
Accounts payable and accrued liabilities	30,496	37,595
Net cash used in operating activities	(17,529)	(32,508)

Cash flows from financing activities:
Proceeds from shareholder advance and related party note
payable	0	33,603

Net change in cash	(17,529)	1,095
Cash - Beginning of period	20,766	4,978

Cash - End of period	$3,237	$6,073

See accompanying notes to unaudited financial statements			0

EMPIRE PETROLEUM CORPORATION

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2013

(UNAUDITED)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES:

The accompanying unaudited financial statements of Empire Petroleum Corporation ("Empire" or the "Company") have been prepared in accordance with United States generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, the results of operations, and the cash flows for the interim period are included. All adjustments are of a normal, recurring nature. Operating results for the interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

The information contained in this Form 10-Q should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2012 which are contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on March 8, 2013.

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

As of March 31, 2013, the Company had $3,237 of cash on hand. In order to sustain the Company's operations on a long-term basis, the Company continues to look for merger opportunities and consider public or private financings.

Compensation of Officers and Employees

The Company's only executive officer serves without pay or other compensation. The fair value of these services is estimated by management and is recognized as a capital contribution. For the three months ended March 31, 2013, the Company recorded $12,500 as a capital contribution by its executive officer.

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

Both test wells had significant oil shows. The second test well resulted in a small oil discovery, however the Company deemed it non-commercial and elected to abandon it. One of the co-owners of the leases elected to take over the well and make further tests. It secured other parties to conduct such tests. Well completion equipment was installed and further production testing was carried out, however as of March 31, 2013, to the Company’s knowledge, commercial production has not been established. It is the Company’s understanding that further testing is being considered. Empire does feel the prospect has considerable geological merit since the primary target, being the Triassic formation, was not reached in either of the two test wells. Empire is now in discussions with other companies about drilling a new test well, however no agreements have yet been reached.

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

3. EQUITY

Diluted Earnings per Share (“EPS”) gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses. As a result, if there is a loss from continuing operations, Diluted EPS is computed in the same manner as Basic EPS. At March 31, 2013 and 2012, the Company had 1,245,000 options outstanding, that were not included in the calculation of earnings per share for the periods then ended. Such financial instruments may become dilutive and would then need to be included in future calculations of Diluted EPS. At March 31, 2013 and 2012, the outstanding options were considered anti-dilutive since the strike prices were above the market price and since the Company has incurred losses year to date.

On August 24, 2011, Albert E. Whitehead, the Company’s Chief Executive Officer, was issued 2,000,000 shares of the Company’s common stock for a purchase price of $.05 per share for a total investment of $100,000.

On May 31, 2012, at an Annual Meeting of Stockholders, the stockholders approved an increase of the Company’s authorized shares of common stock by 50,000,000 to 150,000,000.

On December 11, 2012, the Company entered in a note conversion agreement with the Albert E. Whitehead Living Trust (the “Whitehead Trust”). Pursuant to the note conversion agreement, on December 11, 2012, the Company converted $300,013 in debt owed by the Company to the Whitehead Trust into shares of Common Stock at a conversion rate of $0.05 per share, resulting in the issuance of 6,000,250 shares of Common Stock to the Whitehead Trust. Upon the issuance of such shares, such debt owed by the Company to the Whitehead Trust was deemed paid in full and certain notes issued by the Company and the other obligations relating to such debt were terminated. Albert E. Whitehead, the Chief Executive Officer of the Company and Chairman of its Board of Directors, is the trustee of the Whitehead Trust.

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

THREE MONTH PERIOD ENDED MARCH 31, 2013, COMPARED TO THREE MONTH PERIOD ENDED MARCH 31, 2012.

Production and operating expenses decreased by $7,063 to $5,098 for the three months ended March 31, 2013, from $12,161 for the same period in 2012. The decrease was due to the lower lease rentals paid for Okie Draw leases in 2013.

General and administrative expenses decreased by $10,557 to $56,739 for the three months ended March 31, 2013, from $67,296 for the same period in 2012. The decrease was primarily due to lower professional fees in 2013.

There was no depreciation expense attributable to the three months ended March 31, 2013 or March 31, 2012 because the depreciable assets were fully depreciated.

Interest expense decreased by $1,000 to $0 for the three months ended March 31, 2013 from $1,000 for the same period in 2012. The decrease was due to the conversion of all notes by a shareholder as described in Note 3 above.

For the reasons discussed above, net loss decreased by $18,620 from $(80,457) for the three months ended March 31, 2012, to $(61,837) for the three months ended March 31, 2013.

RECENTLY ISSUED ACCOUNTING STANDARDS

The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. The Company has reviewed the recently issued pronouncements and no new accounting standards have been adopted since the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012 was filed with the SEC.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

As of March 31, 2013, the Company had $3,237 of cash on hand. The Company believes that its cash on hand will allow it to finance its operations for the next month. In order to sustain the Company's operations on a long-term basis, the Company continues to look for merger opportunities and consider public or private financings. The Company plans to undertake further exploration of the Gabbs Valley and South Okie Prospects in 2013. However, the Company will likely look to industry partners to drill the next wells on these prospects.

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

The Company drilled the Paradise Unit 2-12 well to a depth of 4,250 feet before drilling problems caused the Company to cease drilling. The Company recovered small amounts of oil containing paraffin, which may have been restricting the oil flow. However, swab tests failed to increase the oil flow and the Company suspended operations on the well and assigned the lease and the 1-12 and 2-12 wells to the other leasehold owners from which the Company had taken a farmout. The new owners secured other parties to conduct such tests. Well completion equipment was installed and further production testing was carried out, however as of March 31, 2013, to the Company’s knowledge, commercial production has not been established. It is the Company’s understanding that further testing is being considered. Empire does feel the prospect has considerable geological merit since the primary target, being the Triassic formation, was not reached in either of the two test wells. Empire is now discussing with other companies about drilling a new test well, however no agreements have yet been reached.

Subject to securing additional financing and/or engaging an industry partner, the Company plans to drill or cause to be drilled a test well on its South Okie Prospect in 2013.

MATERIAL RISKS

The Company has incurred significant losses from operations and there is no assurance that it will achieve profitability or obtain the funds necessary to finance continued operations. For other material risks, see the Company's Form 10-K for the period ended December 31, 2012, which was filed on March 8, 2013.

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q, including this section, includes certain statements that may be deemed "forward-looking statements" within the meaning of federal securities laws. All statements, other than statements of historical facts, that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including future sources of financing and other possible business developments, are forward-looking statements. Such statements are subject to a number of assumptions, risks and uncertainties and could be affected by a number of different factors, including the Company's failure to secure short and long-term financing necessary to sustain and grow its operations, increased competition, changes in the markets in which the Company participates and the technology utilized by the Company and new legislation regarding environmental matters. These risks and other risks that could affect the Company's business are more fully described in reports it files with the SEC, including its Form 10-K for the fiscal year ended December 31, 2012. Actual results may vary materially from the forward-looking statements.

The Company undertakes no duty to update any of the forward-looking statements in this Form 10-Q.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

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

None.

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

EMPIRE PETROLEUM CORPORATION

May 13, 2013	/s/ Albert E. Whitehead
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