Form 10-Q
period 2013-06-30
EMPIRE PETROLEUM CORP
filed 2013-07-22
CIK 887396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

or

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

The number of shares outstanding of the issuer’s common stock, as of July 22, 2013 was 91,564,485.

EMPIRE PETROLEUM CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

EMPIRE PETROLEUM CORPORATION

BALANCE SHEETS

	June 30, 2013 (Unaudited)	December 31, 2012 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$3,139	$20,766
Accounts receivable	58	1,370
Prepaid expenses and other current assets	2,200	1,100
Total current assets	5,397	23,236

Property and equipment less accumulated depreciation and depletion	223,465	223,465
Other assets	0	77,696
Total assets	$228,862	$324,397

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$4,188	$10,135
Total current liabilities	4,188	10,135

Stockholders' equity:
Common stock - $.001 par value authorized 150,000,000 shares,
issued and outstanding 91,564,485 shares	91,564	91,564
Additional paid in capital	14,507,599	14,482,599
Accumulated deficit	(14,374,489)	(14,259,901)
Total stockholders' equity	224,674	314,262
Total liabilities and stockholders' equity	$228,862	$324,397

See accompanying notes to unaudited financial statements

EMPIRE PETROLEUM CORPORATION

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2013	2012	2013	2012
Revenue:
Petroleum Sales	$0	$0	$0	$0

Costs and expenses:
Production and operating	2,090	84	7,187	12,245
General and administrative	50,662	58,717	107,401	126,013
	52,752	58,801	114,588	138,258
Operating loss	(52,752)	(58,801)	(114,588)	(138,258)

Other income (expense):
Interest income	0	0	0	0
Interest expense	0	(2,336)	0	(3,336)
Total other income (expense)	0	(2,336)	0	(3,336)

Net loss	$(52,752)	$(61,137)	$(114,588)	(141,594)

Net loss per common share, basic & diluted	$(0.00)	$(0.00)	$(0.00)	(0.00)
Weighted average number of
common shares outstanding
basic and diluted	91,564,485	85,564,235	91,564,485	85,564,235

See accompanying notes to unaudited financial statements

EMPIRE PETROLEUM CORPORATION

STATEMENTS OF CASH FLOWS

(UNAUDITED)
	Six Months Ended
	June 30, 2013	June 30, 2012

Cash flows from operating activities:
Net loss	$(114,588)	$(141,594)

Adjustments to reconcile net loss to net
cash used in operating activities:
Value of services contributed by employee	25,000	25,000

Change in operating assets and liabilities:
Accounts receivable and other assets	79,008	(2,146)
Prepaid expenses and other current assets	(1,100)	(1,100)
Accounts payable and accrued liabilities	(5,947)	2,377
Net cash used in operating activities	(17,627)	(117,463)

Cash flows from financing activities:
Proceeds from shareholder advance and related party note
payable	0	133,603

Net change in cash	(17,627)	16,140
Cash - Beginning of period	20,766	4,978

Cash - End of period	$3,139	$21,118

See accompanying notes to unaudited financial statements			0

EMPIRE PETROLEUM CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2013

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

As of June 30, 2013, the Company had $3,139 of cash on hand. In order to sustain the Company's operations on a long-term basis, the Company continues to look for merger opportunities and consider public or private financings.

Compensation of Officers and Employees

The Company's only executive officer serves without pay or other compensation. The fair value of these services is estimated by management and is recognized as a capital contribution. For the six months ended June 30, 2013, the Company recorded $25,000 as a capital contribution by its executive officer.

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

Both test wells had significant oil shows. The second test well resulted in a small oil discovery, however the Company deemed it non-commercial and elected to abandon it. One of the co-owners of the leases elected to take over the well and make further tests. It secured other parties to conduct such tests. Well completion equipment was installed and further production testing was carried out, however as of June 30, 2013, to the Company’s knowledge, commercial production has not been established. It is the Company’s understanding that further testing is being considered. Empire does feel the prospect has considerable geological merit since the primary target, being the Triassic formation, was not reached in either of the two test wells. Empire is now in discussions with other companies about drilling a new test well, however no agreements have yet been reached.

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

3. EQUITY

Diluted Earnings per Share (“EPS”) gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses. As a result, if there is a loss from continuing operations, Diluted EPS is computed in the same manner as Basic EPS. At June 30, 2013 and 2012, the Company had, respectively, 1,045,000 and 1,245,000 options outstanding, that were not included in the calculation of earnings per share for the periods then ended. Such financial instruments may become dilutive and would then need to be included in future calculations of Diluted EPS. At June 30, 2013 and 2012, the outstanding options were considered anti-dilutive since the strike prices were above the market price and since the Company has incurred losses year to date.

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

4. SUBSEQUENT EVENTS

At the Company’s annual shareholders meeting on July 10, 2013, shareholders approved a proposal to allow the Company’s Board of Directors to authorize a one for twelve reverse stock split prior to December 31, 2013.

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

THREE MONTH PERIOD ENDED JUNE 30, 2013, COMPARED TO THREE MONTH PERIOD ENDED JUNE 30, 2012.

Production and operating expenses increased by $2,006 to $2,090 for the three months ended June 30, 2013, from $84 for the same period in 2012. The increase was due engineering reports done on the Okie Draw Prospect in 2013.

General and administrative expenses decreased by $8,055 to $50,662 for the three months ended June 30, 2013, from $58,717 for the same period in 2012. The decrease was primarily due to lower professional fees in 2013 and some engineering expenses paid in 2012 which were not applicable in 2013.

There was no depreciation expense attributable to the three months ended June 30, 2013 or June 30, 2012 because the depreciable assets were fully depreciated.

Interest expense decreased by $2,336 to $0 for the three months ended June 30, 2013 from $2,336 for the same period in 2012. The decrease was due to the conversion of all notes by a shareholder as described in Note 3.

For the reasons discussed above, net loss decreased by $8,385 from $(61,137) for the three months ended June 30, 2012, to $(52,752) for the three months ended June 30, 2013.

SIX MONTH PERIOD ENDED JUNE 30, 2013, COMPARED TO SIX MONTH PERIOD ENDED JUNE 30, 2012.

Production and operating expenses decreased $5,058 to $7,187 for the six months ended June 30, 2013, from $12,245 for the same period in 2012. The decrease was due to lower lease rentals paid in 2013.

General and administrative expenses decreased by $18,612 to $107,401 for the six months ended June 30, 2013, from $126,013 for the same period in 2012. The decrease was primarily due to lower professional and engineering fees in 2013.

There was no depreciation expense attributable to the six months ended June 30, 2013 or June 30, 2012 because the depreciable assets were fully depreciated.

Interest expense decreased by $3,336 to $0 for the six months ended June 30, 2013 from $3,336 for the same period in 2012. The decrease was due to the conversion of all notes by a shareholder as described in Note 3 above.

For the reasons discussed above, net loss decreased $27,006 from $(141,594) for the six months ended June 30, 2012, to $(114,588) for the six months ended June 30, 2013.

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

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

As of June 30, 2013, the Company had $3,139 of cash on hand. The Company believes that its cash on hand will allow it to finance its operations for the next month. In order to sustain the Company's operations on a long-term basis, the Company continues to look for merger opportunities and consider public or private financings. The Company plans to undertake further exploration of the Gabbs Valley and South Okie Prospects in 2013. However, the Company will likely look to industry partners to drill the next wells on these prospects.

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

The Company drilled the Paradise Unit 2-12 well to a depth of 4,250 feet before drilling problems caused the Company to cease drilling. The Company recovered small amounts of oil containing paraffin, which may have been restricting the oil flow. However, swab tests failed to increase the oil flow and the Company suspended operations on the well and assigned the lease and the 1-12 and 2-12 wells to the other leasehold owners from which the Company had taken a farmout. The new owners secured other parties to conduct such tests. Well completion equipment was installed and further production testing was carried out, however as of June 30, 2013, to the Company’s knowledge, commercial production has not been established. It is the Company’s understanding that further testing is being considered. Empire does feel the prospect has considerable geological merit since the primary target, being the Triassic formation, was not reached in either of the two test wells. Empire is now discussing with other companies about drilling a new test well, however no agreements have yet been reached.

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

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q, including this section, includes certain statements that may be deemed "forward-looking statements" within the meaning of federal securities laws. All statements, other than statements of historical facts, that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including future sources of financing and other possible business developments, are forward-looking statements. Such statements are subject to a number of assumptions, risks and uncertainties and could be affected by a number of different factors, including the Company's failure to secure short and long-term financing necessary to sustain and grow its operations, increased competition, changes in the markets in which the Company participates and the technology utilized by the Company and new legislation regarding environmental matters. These risks and other risks that could affect the Company's business are more fully described in reports it files with the SEC, including its Form 10-K for the fiscal year ended December 31, 2013. Actual results may vary materially from the forward-looking statements.

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

EMPIRE PETROLEUM CORPORATION

July 22, 2013	/s/ Albert E. Whitehead
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