Form 10-Q
period 2013-09-30
EMPIRE PETROLEUM CORP
filed 2013-11-08
CIK 887396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-Q
_________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

or

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

The number of shares outstanding of the issuer’s common stock, as of November 4, 2013 was 7,630,374.

EMPIRE PETROLEUM CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

EMPIRE PETROLEUM CORPORATION
BALANCE SHEETS

	September 30, 2013 (Unaudited)	December 31, 2012 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$2,990	$20,766
Accounts receivable	8,578	1,370
Prepaid expenses and other current assets	2,200	1,100
Total current assets	13,768	23,236

Property and equipment less accumulated depreciation and depletion	223,465	223,465
Other assets	0	77,696
Total assets	$237,233	$324,397

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$547	$10,135
Notes payable – related party	56,000	0
Total current liabilities	56,547	10,135

Stockholders' equity:
Common stock - $.001 par value authorized 150,000,000 shares,
issued and outstanding 7,630,374 shares	7,630	7,630
Additional paid in capital	14,604,033	14,566,533
Accumulated deficit	(14,430,977)	(14,259,901)
Total stockholders' equity	180,686	314,262
Total liabilities and stockholders' equity	$237,233	$324,397

See accompanying notes to unaudited financial statements

EMPIRE PETROLEUM CORPORATION
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2013	2012	2013	2012
Revenue:
Petroleum Sales	$0	$0	$0	$0

Costs and expenses:
Production and operating	13,347	12,083	20,535	24,328
General and administrative	43,141	35,618	150,541	161,631
	56,488	47,701	171,076	185,959
Operating loss	(56,488)	(47,701)	(171,076)	(185,959)

Other expense:
Interest expense	0	(2,426)	0	(5,762)
Total other expense	0	(2,426)	0	(5,762)

Net loss	$(56,488)	$(50,127)	$(171,076)	$(191,721)

Net loss per common share, basic & diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of
common shares outstanding
basic and diluted	7,630,374	7,130,353	7,630,374	7,130,353

See accompanying notes to unaudited financial statements

EMPIRE PETROLEUM CORPORATION
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30, 2013	September 30, 2012

Cash flows from operating activities:
Net loss	$(171,076)	(191,721)

Adjustments to reconcile net loss to net
cash used in operating activities:
Value of services contributed by employee	37,500	37,500

Change in operating assets and liabilities:
Accounts receivable and other assets	70,488	(11,691)
Prepaid expenses and other current assets	(1,100)	(1,100)
Accounts payable and accrued liabilities	(9,588)	5,698
Net cash used in operating activities	(73,776)	(161,314)

Cash flows from financing activities:
Proceeds from shareholder advance and related party note
payable	56,000	158,603

Net change in cash	(17,776)	(2,711)
Cash - Beginning of period	20,766	4,978

Cash - End of period	$2,990	2,267

See accompanying notes to unaudited financial statements

EMPIRE PETROLEUM CORPORATION
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
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

As of September 30, 2013, the Company had $2,990 of cash on hand.  In order to sustain the Company's operations on a long-term basis, the Company continues to look for merger opportunities and consider public or private financings.

Reverse Stock Split

The share and per share information for the prior periods has been retroactively adjusted to reflect the August 12, 2013 one-for-twelve reverse stock split described in Note 3.

Compensation of Officers and Employees

The Company's only executive officer serves without pay or other compensation.   The fair value of these services is estimated by management and is recognized as a capital contribution.  For the nine months ended September 30, 2013, the Company recorded $37,500 as a capital contribution by its executive officer.

Fair Value Measurements

The Financial Accounting Standards Board ("FASB") fair value measurement standards define fair value, establish a consistent framework for measuring fair value and establish a fair value hierarchy based on the observability of inputs used to measure fair value.  The Company's primary marketable asset is cash, and it owns no marketable securities.

2.           PROPERTY AND EQUIPMENT:

GABBS VALLEY PROSPECT

The Company has an interest in 34,186 acres of federal oil and gas leases on the Gabbs Valley Prospect in Western Nevada. Since 2003, the Company has conducted extensive geological studies, conducted a seismic survey, carried out a geochemical imaging survey, conducted satellite and gravity studies and drilled two test wells.

Both test wells had significant oil shows.  The second test well resulted in a small oil discovery, however the Company deemed it non-commercial and elected to abandon it.  One of the co-owners of the leases elected to take over the well and make further tests.  It secured other parties to conduct such tests.  Well completion equipment was installed and further production testing was carried out, however as of September 30, 2013, to the Company’s knowledge, commercial production has not been established.  It is the Company’s understanding that further testing is being carried out, but no results have been reported.  Empire does feel the prospect has considerable geological merit since the primary target, being the Triassic formation, was not reached in either of the two test wells.  Empire is now in discussions with other companies about drilling a new test well, however no agreements have yet been reached.

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

3.           EQUITY

Diluted Earnings per Share (“EPS”) gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses.  As a result, if there is a loss from continuing operations, Diluted EPS is computed in the same manner as Basic EPS.  At September 30, 2013 and 2012, the Company had, respectively, 87,083 and 103,750 post-split options outstanding, that were not included in the calculation of earnings per share for the periods then ended.  Such financial instruments may become dilutive and would then need to be included in future calculations of Diluted EPS.  At September 30, 2013 and 2012, the outstanding options were considered anti-dilutive since the strike prices were above the market price and since the Company has incurred losses year to date.

On August 24, 2011, Albert E. Whitehead, the Company’s Chief Executive Officer, was issued 166,667 shares (2,000,000 pre-split shares) of the Company’s common stock for a purchase price of $.60 per share (post-split) for a total investment of $100,000.

On May 31, 2012, at an Annual Meeting of Stockholders, the stockholders approved an increase of the Company’s authorized shares of common stock by 50,000,000 to 150,000,000.

On December 11, 2012, the Company entered in a note conversion agreement with the Albert E. Whitehead Living Trust (the “Whitehead Trust”).  Pursuant to the note conversion agreement, on December 11, 2012, the Company converted $300,013 in debt owed by the Company to the Whitehead Trust into shares of Common Stock at a conversion rate of $0.60 per share (post-split), resulting in the issuance of 500,021 shares (6,000,250 pre-split shares) of Common Stock to the Whitehead Trust.  Upon the issuance of such shares, such debt owed by the Company to the Whitehead Trust was deemed paid in full and certain notes issued by the Company and the other obligations relating to such debt were terminated.  Albert E. Whitehead, the Chief Executive Officer of the Company and Chairman of its Board of Directors, is the trustee of the Whitehead Trust.

At the Company’s annual shareholders meeting on July 10, 2013, shareholders approved a proposal to allow the Company’s Board of Directors to authorize a one-for-twelve reverse stock split.  The Board of Directors approved the reverse stock split on July 29, 2013 which became effective August 12, 2013.  The reverse split did not change the authorized number of shares of Common Stock of the Company or the par value of the Common Stock.

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

THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2013, COMPARED TO THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2012.

Production and operating expenses increased by $1,264 to $13,347 for the three months ended September 30, 2013, from $12,083 for the same period in 2012.  The increase was due to analysis of the Okie Draw Prospect in 2013.

General and administrative expenses increased by $7,523 to $43,141 for the three months ended September 30, 2013, from $35,618 for the same period in 2012.  The increase was primarily due to the professional fees and costs associated with the Company’s Annual Meeting held on July 10, 2013.

There was no depreciation expense attributable to the three months ended September 30, 2013 or September 30, 2012 because the depreciable assets were fully depreciated.

Interest expense decreased by $2,426 to $0 for the three months ended September 30, 2013 from $2,426 for the same period in 2012.  The decrease was due to the conversion of all notes by a shareholder as described in Note 3.

For the reasons discussed above, net loss increased by $6,361 from $(50,127) for the three months ended September 30, 2012, to $(56,488) for the three months ended September 30, 2013.

NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2013, COMPARED TO NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2012.

Production and operating expenses decreased $3,793 to $20,535 for the nine months ended September 30, 2013, from $24,328 for the same period in 2012.  The decrease was due to lower lease rentals paid in 2013.

General and administrative expenses decreased by $11,090 to $150,541 for the nine months ended September 30, 2013, from $161,631 for the same period in 2012.  The decrease was primarily due to lower professional fees in 2013.

There was no depreciation expense attributable to the nine months ended September 30, 2013 or September 30, 2012 because the depreciable assets were fully depreciated.

Interest expense decreased by $5,762 to $0 for the nine months ended September 30, 2013 from $5,762 for the same period in 2012.  The decrease was due to the conversion of all notes by a shareholder as described in Note 3 above.

For the reasons discussed above, net loss decreased $20,645 from $(191,721) for the nine months ended September 30, 2012, to $(171,076) for the nine months ended September 30, 2013.

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

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

As of September 30, 2013, the Company had $2,990 of cash on hand.  The Company believes that its cash on hand will allow it to finance its operations for the next month.  In order to sustain the Company's operations on a long-term basis, the Company continues to look for merger opportunities and consider public or private financings.  However, the Company will likely look to industry partners to drill the next wells on the Gabbs Valley and South Okie prospects.

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

The Company drilled the Paradise Unit 2-12 well to a depth of 4,250 feet before drilling problems caused the Company to cease drilling.  The Company recovered small amounts of oil containing paraffin, which may have been restricting the oil flow.  However, swab tests failed to increase the oil flow and the Company suspended operations on the well and assigned the lease and the 1-12 and 2-12 wells to the other leasehold owners from which the Company had taken a farmout.  The new owners secured other parties to conduct such tests.  Well completion equipment was installed and further production testing was carried out, however as of September 30, 2013, to the Company’s knowledge, commercial production has not been established.  It is the Company’s understanding that further testing is being carried out, but we are not privy to the results.  Empire does feel the prospect has considerable geological merit since the primary target, being the Triassic formation, was not reached in either of the two test wells.  Empire is now discussing with other companies about drilling a new test well, however no agreements have yet been reached.

Subject to securing additional financing and/or engaging an industry partner, the Company plans to drill or cause to be drilled a test well on its South Okie Prospect in 2013 or 2014.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.   Other Information

None.

Item 6.   Exhibits

3.1	Certificate of Incorporation of the Company (Compilation including all amendments thereto) (submitted herewith).

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

EMPIRE PETROLEUM CORPORATION

November 8, 2013	By:	/s/ Albert E. Whitehead
Albert E. Whitehead
Chairman, Chief Executive
Officer and Principal
Financial Officer

EXHIBIT INDEX

NO.         DESCRIPTION

3.1	Certificate of Incorporation of the Company (Compilation including all amendments thereto) (submitted herewith).

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