Form 10-K
period 2013-12-31
EMPIRE PETROLEUM CORP
filed 2014-03-03
CIK 887396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________

FORM 10-K

________________________

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

☐ Yes ☑ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates, based upon the average bid and asked prices of the registrant's Common Stock on the last business day of the registrant's most recently completed second fiscal quarter was $1,042,484.

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

☐ Yes ☐ No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

The number of shares of the registrant's common stock, $0.001 par value, outstanding as of December 31, 2013 was 7,630,609.

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

EMPIRE PETROLEUM CORPORATION

FORM 10-K

TABLE OF CONTENTS

ITEM NUMBER AND CAPTION		PAGE NO.

	PART I

Item 1.	Business	4-5
Item 1A.	Risk Factors	5
Item 1B.	Unresolved Staff Comments	5
Item 2.	Properties	6-7
Item 3.	Legal Proceedings	7
Item 4.	Mine Safety Disclosures	7

	PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	7-8
Item 6.	Selected Financial Data	8
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8-13
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	13
Item 8.	Financial Statements and Supplementary Data	13
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	13
Item 9A.	Controls and Procedures	13
Item 9B.	Other Information	13-14

	PART III

Item 10.	Directors, Executive Officers and Corporate Governance	14-15
Item 11.	Executive Compensation	15
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	15-17
Item 13.	Certain Relationships and Related Transactions, and Director Independence	17-18
Item 14.	Principal Accounting Fees and Services	18

	PART IV

Item 15.	Exhibits, Financial Statement Schedules	19-20

	Signatures	21

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

Gabbs Valley Prospect

The Company owns a working interest in oil and gas leases in Nye County, Nevada (the "Gabbs Valley Prospect"). As of December 31, 2013, the Company's working interest was 50% on 30,346 gross acres and 88.5% on 3,840 gross acres. The Gabbs Valley Prospect consisted of 34,186 gross acres at December 31, 2013.

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

In October, 2012 the Company allowed one of the leases to terminate on the South Okie Prospect, Wyoming. As of December 31, 2013, the Company’s interest in the South Okie Prospect consisted of approximately 110 net acres of leases.

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

Employees

As of December 31, 2013, the Company had one employee, a full-time secretary. Mr. Albert E. Whitehead, Chairman and Chief Executive Officer, devotes a considerable amount of time to the affairs of the Company and receives no compensation. For financial statement purposes, Mr. Whitehead's services have been recorded as contributed capital and expense in the amount of $50,000 for the years ended December 31, 2013 and 2012.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Gabbs Valley Prospect

As of December 31, 2013, the Gabbs Valley Prospect consisted of approximately 34,186 gross acres of federal leases located in Nye County, Nevada, of which the Company owns a 50% working interest in 30,346 gross acres and 88.5% in 3,840 gross acres.

As of December 31, 2013, two wells, the Empire Cobble Cuesta 1-12 and the Empire Paradise 2-12, had been drilled and tested on this prospect, but the wells were not completed. For more information regarding the Gabbs Valley Prospect, see "Gabbs Valley Prospect" under Item 1 of this Form 10-K.

COMPANY UNDEVELOPED ACREAGE (LEASES)

GABBS VALLEY PROSPECT, NYE COUNTY, NEVADA

AS OF DECEMBER 31, 2013

Federal	Undeveloped	Acreage	Productive	Acreage	Effective	Remaining
Lease	Gross	Net	Gross	Net	Date	Term
Number	Acres	Acres	Acres	Acres		(Years)

N-82185	1,927.00	963.50	-	-	9/1/2006	3
N-82186	2,355.00	1,177.50	-	-	9/1/2006	3
N-82187	760.00	380.00	-	-	9/1/2006	3
N-82195	2,560.00	1,280.00	-	-	9/1/2006	3
N-82196	2,560.00	1,280.00	-	-	9/1/2006	3
N-82197	1,920.00	960.00	-	-	9/1/2006	3
N-85867	2,538.67	1,269.34	-	-	11/1/2006	5
N-85871	2,544.24	1,272.12	-	-	11/1/2006	5
N-85873	2,400.00	1,200.00	-	-	11/1/2006	5
N-85876	2,461.00	1,230.50	-	-	11/1/2006	5
N-86998	2,560.00	1,280.00	-	-	11/1/2006	5
N-86999	2,560.00	1,280.00	-	-	11/1/2006	5
N-87000	2,560.00	1,280.00	-	-	11/1/2006	5
N-89136	640.00	320.00	-	-	12/1/2011	7
N-90505	1,920.00	1,699.20	-	-	2/1/2012	8
N-90506	1,920.00	1,699.20	-	-	2/1/2012	8
TOTALS	34,185.91	18,571.36

During the last three years, the Company has drilled one well, the Empire Paradise Unit 2-12, which is in the Gabbs Valley Prospect. For additional information regarding this well, see Item 1 of this Form 10-K.

As of December 31, 2013, the Company’s interest in the South Okie Prospect consisted of approximately 110 net acres of leases.

COMPANY UNDEVELOPED ACREAGE (LEASES)

SOUTH OKIE PROSPECT, NATRONA COUNTY, WYOMING

AS OF DECEMBER 31, 2013

Federal	Undeveloped	Acreage	Productive	Acreage	Effective	Remaining
Lease	Gross	Net	Gross	Net	Date	Term
Number	Acres	Acres	Acres	Acres		(Years)

WYW-0323746	240.00	30.00	-	-	11/1/1972	HBP
WYW-036587	320.00	40.00	-	-	11/1/1972	HBP
WYW-036587	40.00	40.00	-	-	11/1/1972	HBP

TOTALS	600.00	110.00

ITEM 3. LEGAL PROCEEDINGS.

As of December 31, 2013, neither the Company nor its properties were subject to any legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Company's Common Stock is traded on the OTCQB under the symbol "EMPR".

The following table sets forth the high and low bid information for the Company's common stock during the time periods indicated.

Year ending December 31, 2012:

Quarter	High	Low
03/31/12	.467	.21
06/30/12	.420	.21
09/30/12	.420	.12
12/31/12	.306	.119

Year ending December 31, 2013:

Quarter	High	Low
03/31/13	.292	.061
06/30/13	.252	.120
09/30/13	.240	.015
12/31/13	.135	.05

Quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

At December 31, 2013, there were approximately 197 stockholders of record of the Company's Common Stock.

Dividends

The Company has never paid cash dividends on its Common Stock. The Company intends to retain future earnings for use in its business and, therefore, does not anticipate paying cash dividends on its Common Stock in the foreseeable future.

Recent Sales of Unregistered Securities

In August 2011, the Company issued 166,667 shares (2,000,000 pre-split shares) of its common stock to Albert E. Whitehead, its Chief Executive Officer, for a purchase price of $0.60 per share post-split, which resulted in a total investment of $100,000. In this Form 10-K, references to “pre-split” are references to the period prior to the reverse stock split of the Company’s common stock which occurred in 2013, and references to “post-split” are references to the period after the reverse stock split. Additional information about the reverse stock split is in Item 7 of this Form 10-K.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Note Regarding Forward-Looking Statements.

All statements, other than statements of historical fact, contained in this report are forward-looking statements. Forward-looking statements generally are accompanied by words such as "anticipate", "believe", "estimate", "expect", "may", "might", "potential", "project" or similar statements.

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

The Company reported losses of $(227,823) and $(253,348) for the years ended December 31, 2013 and 2012, respectively. The Company also had an accumulated deficit of $(14,487,724) as of December 31, 2013. The Company can provide no assurance that it will be profitable in the future and, if the Company does not become profitable, it may have to suspend its operations. As a result of the foregoing, the audit report of the Company's independent registered public accounting firm relating to the Company's financial statements has been modified because of a going concern uncertainty. If the Company is able to raise the funds necessary to continue its operations, its future performance will be dependent on the successful drilling results of its inventory of unproved locations in Wyoming and Nevada. The failure of drilling activities to achieve sufficient quantities of economically attractive reserves and production would have a material adverse effect on the Company's liquidity, operations and financial results.

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

TWELVE MONTH PERIOD ENDED DECEMBER 31, 2013, COMPARED TO TWELVE MONTH PERIOD ENDED DECEMBER 31, 2012

For the twelve months ended December 31, 2013 and 2012, sales revenue was $0. The Company does not have any producing wells at this time.

Production and operating expenses increased $22,010 to $36,756 for the twelve months ended December 31, 2013, from $14,746 for the same period in 2012. This increase in 2013 was primarily due to the refund in 2012 incurred on the Gabbs Valley test well.

General and administrative and lease abandonment expenses decreased by $39,619 to $191,067 for the twelve months ended December 31, 2013, from $230,686 for the same period in 2012. The decrease was primarily due to no lease abandonment expenses in 2013 and lower legal and accounting costs in 2013.

For the reasons discussed above, net loss decreased $(25,525) from $(253,348) for the twelve months ended December 31, 2012, to $(227,823) for the twelve months ended December 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

As of December 31, 2013, the Company had $2,926 of cash on hand. The Company's cash on hand will not be sufficient to fund its operations during the next 12 months. The Company expects to incur costs of approximately $10,000 per month relating to general administrative, office and other expenses. In order to sustain the Company's operations on a long term basis, the Company intends to continue to look for merger opportunities and consider public or private financings. To the extent that it is necessary, the Company expects that management will support the Company financially for several months to allow the Company to consummate a merger opportunity, or public or private financing.

PRIVATE EQUITY PLACEMENTS

In a private placement concluded on January 26, 2010, the Company received subscriptions for 1,785,972 shares (21,431,661 pre-split shares) of its common stock, par value $0.001 per share, with the aggregate offering price of such shares being $1,500,216. The material terms and conditions applicable to the purchase and sale of the securities in the private placement are set forth in the form of the Securities Purchase Agreement included as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2009.

Subsequent to this private placement, the Company determined that it needed to enter into the farm-in agreement and raise additional funds in order to successfully drill a new test well on the Gabbs Valley Prospect. In July 2010, the Company completed the private placement offering by issuing 208,334 additional shares (2,500,002 pre-split shares) of common stock, and 104,167 (1,250,001 pre-split) additional warrants to purchase shares of common stock at a price of $6.00 (post-split), which expired on December 31, 2011, as applicable, with an aggregate purchase price of $225,000. Proceeds from this private placement were utilized for the Company's share of costs to drill a new well on the Gabbs Valley Prospect. Any remaining funds were used for general working capital purposes.

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

In August 2011, the Company issued 166,667 shares (2,000,000 pre-split shares) of its common stock to Albert E. Whitehead, its Chief Executive Officer, for a purchase price of $0.05 per share, which resulted in a total investment of $100,000.

As discussed further below in “Advances from Related Party” in this Item 7, on December 11, 2012, the Company entered in a note conversion agreement with the Albert E. Whitehead Living Trust (the “Whitehead Trust”). Pursuant to the note conversion agreement, on December 11, 2012, the Company converted $300,013 in debt owed by the Company to the Whitehead Trust into shares of Common Stock at a conversion rate of $0.60 per share (post-split), resulting in the issuance of 500,021 shares (6,000,250 pre-split shares) of Common Stock to the Whitehead Trust. Upon the issuance of such shares, such debt owed by the Company to the Whitehead Trust was deemed paid in full and certain notes issued by the Company and the other obligations relating to such debt were terminated. Albert E. Whitehead, the Chief Executive Officer of the Company and Chairman of its Board of Directors, is the trustee of the Whitehead Trust.

SALE OF WORKING INTEREST

In October 2010, the Company sold 7% of its working interest in the Gabbs Valley Prospect leases for $700,000. In connection with such sale, the purchasers were granted a working interest in the Paradise Unit 2-12 well and leases.

ADVANCES FROM RELATED PARTY

During 2012 and 2013, the Whitehead Trust and the Company entered into the following transactions:

•	On April 17, 2012, the Whitehead Trust loaned the Company $133,603 in exchange for the issuance of a convertible note, which accrued interest at an annual rate of four percent.

•	On August 8, 2012, the Whitehead Trust advanced an additional loan to the Company in the amount of $32,397.50, and such loan accrued interest at an annual rate of four percent.

•	On August 28, 2012, the Whitehead Trust loaned the Company $25,000 in exchange for the issuance of a promissory note, which accrued interest at an annual rate of four percent.

•	On December 11, 2012, the Company entered in a note conversion agreement with the Whitehead Trust. Pursuant to the note conversion agreement, on December 11, 2012, the Company converted $300,013 in debt owed by the Company to the Whitehead Trust (including, but not limited to, the debt related to three loans described above) into shares of Common Stock at a conversion rate of $0.60 per share (post-split), resulting in the issuance of 500,021 shares (6,000,250 pre-split shares) of Common Stock to the Whitehead Trust. Upon the issuance of such shares, such debt owed by the Company to the Whitehead Trust was deemed paid in full and certain notes issued by the Company and the other obligations relating to such debt were terminated.

•	During 2013, the Company executed a promissory note payable to the Whitehead Trust in the aggregate principal amount of $91,580, which accrues interest at an annual rate of four percent and was executed to evidence certain amounts previously loaned to the Company. Additional information about this loan is located in Item 9.B Other Information.

Albert E. Whitehead, the Chief Executive Officer of the Company and Chairman of its Board of Directors, is the trustee of the Whitehead Trust.

REVERSE STOCK SPLIT

On July 30, 2013, the Company filed a certificate of amendment (the “Amendment”) to its Certificate of Incorporation with the Secretary of State of the State of Delaware in order to effectuate a reverse stock split of the Company’s issued and outstanding common stock, par value $0.001 per share, at a reverse stock split ratio of 1-for-12 (the “Reverse Stock Split”). As stated in the Amendment, the Reverse Stock Split became effective on August 12, 2013.

The par value and other terms of Company’s common stock were not affected by the Reverse Stock Split.

As a result of the Reverse Stock Split, every twelve shares of the Company’s pre-reverse split common stock were combined and reclassified into one share of the Company’s common stock.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements of the Company are set forth on pages 24 through 35 at the end of this Form 10-K.

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

The Company's Chief Executive Officer (and principal financial officer) made an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2013. In making this assessment, the Company's Chief Executive Officer (and principal financial officer) used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, the Company's Chief Executive Officer (and principal financial officer) concluded that as of December 31, 2013, the Company's internal control over financial reporting is effective based on those criteria.

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

ITEM 9B. OTHER INFORMATION.

On December 31, 2013, the Company executed a promissory note payable to the Whitehead Trust in the aggregate principal amount of $91,580. The promissory note accrues interest at the rate of four percent per annum and was executed to evidence certain amounts previously loaned to the Company. All principal and interest under the promissory note is due and payable on March 31, 2014. Albert E. Whitehead, the trustee of the Whitehead Trust, is the Chief Executive Officer of the Company and a member of the board of directors of the Company. The foregoing description of the promissory note is not complete and is qualified in its entirety by reference to the full and complete terms of the promissory note, which is attached to this Form 10-K as Exhibit 10.22.

Effective February 13, 2013, John C. Kinard resigned as a member of the Company’s Board of Directors.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following lists the directors and executive officers of the Company:

Name	Age	Position
Albert E. Whitehead	83	Director, Chairman & Chief Executive Officer
Montague H. Hackett, Jr.	81	Director
Kevin R. Seth	54	Director

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

IDENTIFICATION OF THE AUDIT COMMITTEE; AUDIT COMMITTEE FINANCIAL EXPERT

As of December 31, 2013, the Company had not established any committees (including an audit committee) because of the small size of its Board of Directors. As such, the Company does not have an audit committee or an audit committee financial expert serving on such committee. As of December 31, 2013, the entire Board of Directors (Messrs. Whitehead, Hackett and Seth) essentially serve as the Company's audit committee.

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

Based solely on review of the copies of such reports furnished to the Company and any written representations that in other reports were required during the year ended December 31, 2013, to the Company's knowledge, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners during the year ended December 31, 2012 were complied with on a timely basis, except as follows:

		NUMBER OF REPORTS
	NUMBER OF	NOT REPORTED ON	NUMBER OF
NAME	LATE REPORTS	A TIMELY BASIS	REPORTS NOT FILED

Albert E. Whitehead	1	1	0

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2013, the Company had two equity incentive plans under which equity securities were authorized for issuance to the Company's directors, officers, employees and other persons who performed substantial services for or on behalf of the Company. The "1995 Stock Option Plan", which expired in May 2005, remains only to the extent necessary to govern outstanding options issued under the Plan. At the Company's 2006 Annual Meeting of Stockholders, the stockholders approved the "2006 Stock Incentive Plan", which authorizes granting up to 5,000,000 options for up to 5,000,000 shares of the Company's Common Stock.

The following table provides certain information relating to the 1995 Stock Option Plan and the 2006 Stock Incentive Plan as of December 31, 2013, adjusted for the 2013 reverse stock split:

	(a)	(b)	(c)
Number of securities
remaining available
for future
	Number of securities		issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options	outstanding options	securities reflected
Plan Category	and rights	and rights	in column (a)

Equity compensation plans
approved by security
holders	60,417	$1.82	4,939,583

Equity compensation plans
not approved by security
holders	N/A	N/A	N/A

TOTAL	60,417		4,939,583

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our Common Stock as of February 11, 2014 for:

* each person who is known to own beneficially more than 5% of our outstanding Common Stock;

* each of our executive officers and directors; and

* all executive officers and directors as a group.

The percentage of beneficial ownership for the following table is based on 7,630,609 shares of Common Stock outstanding as of March 26, 2014.

Unless otherwise indicated below, to the Company's knowledge, all persons and entities listed below have sole voting and investment power over their shares of Common Stock.

	Amount and nature of
Name and address of beneficial owner	beneficial ownership	Percent of class (1)

Albert E. Whitehead	2,234,493 shares (2)	29.28%
Chairman of the Board and
Chief Executive Officer
3214 E. 73rd Street
Tulsa, OK 74136-5927

Montague H. Hackett, Jr.	1,234,536 shares (3)	16.11%
Director
550 Park Avenue
New York, NY 10065
Kevin R. Seth	63,426 shares (4)	0.83%
Director
c/o Edgewood Management LLC
350 Park Avenue
New York, NY 10022

George H. Plewes	430,021(5)	5.64%
P. O. Box HM 1431
Hamilton HMFX
Bermuda

All current directors and executive officers
as a group (3 persons)	3,532,455 shares (6)	46.02%

(1) The percentage ownership for each person is calculated in accordance with the rules of the SEC, which provide that any shares a person is deemed to beneficially own by virtue of having a right to acquire shares upon the conversion of options or other rights are considered outstanding solely for purposes of calculating such person's percentage ownership.

(2) This number includes: (i) 1,997,386 shares directly owned by the Albert E. Whitehead Living Trust, of which Mr. Whitehead is the trustee; (ii) 2,500 shares owned by Mr. Whitehead's grandchildren for which he acts as custodian; and (iii) 234,607 shares directly owned by the Lacy E. Whitehead Living Trust, of which Ms. Whitehead, Mr. Whitehead's wife, is trustee. Mr. Whitehead disclaims any interest in the shares owned by the Lacy E. Whitehead Living Trust and the shares owned by his grandchildren.

(3) This number includes (i) 800,024 shares directly owned by Mr. Hackett (ii) 33,334 shares Mr. Hackett has the right to acquire under the Company's 2006 Stock Incentive Plan; (iii) 183,863 shares directly owned by the Trust F/B/O Melinda Hackett of which Mr. Hackett disclaims any interest; (iv) 166,719 shares directly owned by the Trust F/B/O Montague H. Hackett, III of which Mr. Hackett disclaims any interest; and (v) 50,596 shares directly owned by Mayme M. Hackett, Mr. Hackett's wife, of which Mr. Hackett disclaims any interest.

(4) This number includes (i) 21,164 shares directly owned by Mr. Seth; (ii) 12,500 shares Mr. Seth has the right to acquire under the Company’s 2006 Stock Incentive Plan; and (iii) 29,762 shares held by Edgewood Management LLC Retirement plan F/B/O Kevin R. Seth.

(5) This number included 430,021 shares directly owned by Mr. Plewes.

(6) This number is based on the numbers listed in footnotes 2 through 4 above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 2012 and 2013, the Whitehead Trust and the Company entered into the following transactions:

•	On April 17, 2012, the Whitehead Trust loaned the Company $133,603 in exchange for the issuance of a convertible note, which accrued interest at an annual rate of four percent.

•	On August 8, 2012, the Whitehead Trust advanced an additional loan to the Company in the amount of $32,397, and such loan accrued interest at an annual rate of four percent.

•	On August 28, 2012, the Whitehead Trust loaned the Company $25,000 in exchange for the issuance of a promissory note, which accrued interest at an annual rate of four percent.

•	On December 11, 2012, the Company entered in a note conversion agreement with the Whitehead Trust. Pursuant to the note conversion agreement, on December 11, 2012, the Company converted $300,013 in debt owed by the Company to the Whitehead Trust (including, but not limited to, the debt related to three loans described above) into shares of Common Stock at a conversion rate of $0.60 per share (post-split), resulting in the issuance of 500,021 shares (6,000,250 pre-split shares) of Common Stock to the Whitehead Trust. Upon the issuance of such shares, such debt owed by the Company to the Whitehead Trust was deemed paid in full and certain notes issued by the Company and the other obligations relating to such debt were terminated.

•	As of December 31, 2013, the Company executed a promissory note payable to the Whitehead Trust in the aggregate principal amount of $91,580, which accrues interest at an annual rate of four percent and was executed to evidence certain amounts previously loaned to the Company. Additional information about this loan is located in Item 9.B Other Information.

No payments of principal or interest were made with respect to the loans described above during 2012 or 2013, except for the conversion of debt to Common Stock as described above. As of December 11, 2012, the total outstanding indebtedness owed by the Company to the Whitehead Trust was $300,013, and such amount was the largest aggregate amount of such indebtedness outstanding at any time during 2012 or 2013. Albert E. Whitehead, the Chief Executive Officer of the Company and Chairman of its Board of Directors, is the trustee of the Whitehead Trust.

DIRECTOR INDEPENDENCE

The Company has determined that Mr. Hackett and Mr. Seth are "independent" within the meaning of Rule 5605(a)(2) of the NASDAQ listing standards. Because of the small size of the Company's Board of Directors, the Company has not established any committees. Rather, the entire Board acts as, and performs the same functions as, the audit committee, compensation committee and nominating committee. Mr. Whitehead is not considered "independent" within the meaning of Rule 5605(a)(2) of the NASDAQ listing standards.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of the fees billed or to be billed to the Company by HoganTaylor LLP, the Company's independent registered public accounting firm, for professional services rendered for the fiscal years ended December 31, 2013 and December 31, 2012:

Fee Category	Fiscal 2013 Fees	Fiscal 2012 Fees

Audit Fees (1)	$30,250	$35,000
Audit - Related Fees (2)	0	0
Tax Fees	0	0
All Other Fees (3)	0	0

Total Fees	$30,250	$35,000

(1) Audit Fees consist of aggregate fees billed for professional services rendered for the audit of the Company's annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2013 and December 31, 2012, respectively.

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

(2) Schedules

NONE

(3) Exhibits

Exhibit Description

NO.
3.1	Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 of the Company's Form 10-Q for the period ended September 30, 2013, which was filed November 8, 2013).

3.2	Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company's Form 10-QSB for the period ended March 31, 1998, which was filed May 15, 1998).

10.1	1995 Stock Option Plan (incorporated herein by reference to Appendix A of the Company's Form DEFS 14A dated June 13, 1995, which was filed June 14, 1995).

10.2	Form of Stock Option Agreement (incorporated herein by reference to Exhibit 10(g) of the Company's Form 10-KSB for the year ended December 31, 1995, which was filed March 29, 1996).

10.3	Letter Agreement dated May 8, 2003 between the Company and O. F. Duffield (incorporated herein by reference to Exhibit 10.6 of the Company's Form 10-KSB for the year ended December 31, 2003, which was filed March 30, 2004).

10.4	2006 Stock Incentive Plan (incorporated herein by reference to Exhibit A to the Company's 2006 Proxy Statement on Schedule 14A dated May 10, 2006).

10.5	Form of Non-qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.2 to the Company's Form 8-K dated June 5, 2006, which was filed on June 9, 2006).

10.6	Form of Non-qualified Stock Option Agreement for Non-employee Directors (incorporated herein by reference to Exhibit 10.3 to the Company's Form 8-K dated June 5, 2006, which was filed on June 9, 2006).

10.7	Form of Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.4 to the Company's Form 8-K dated June 5, 2006, which was filed on June 9, 2006).

10.8	Form of Securities Purchase Agreement entered into between Empire Petroleum Corporation and certain accredited investors in connection with the 2009 private placement (incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q for the period ended September 30, 2009, which was filed on November 16, 2009).

10.9	Form of securities purchase agreement entered into between Empire Petroleum Corporation and certain accredited Investors in connection with the June-July 2010 private placement (incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q for the period ended June 30, 2010, which was filed on August 13, 2010).

10.10	Form of common share warrant certificate issued by Empire Petroleum Corporation in favor of certain accredited investors in connection with the June-July 2010 private placement (incorporated herein by reference to Exhibit 10.2 to the Company's Form 10-Q for the period ended June 30, 2010, which was filed on August 13, 2010).

10.11	Convertible Note Due February 1, 2012 (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K dated February 1, 2011, which was filed on February 7, 2011).

10.12	Letter Agreement dated November 17, 2010 between the Company and Cortez Exploration, LLC (incorporated herein by reference to Exhibit 10.14 to the Company’s Form 10-K/A (Amendment No. 1) for the fiscal year ended December 31, 2010, which was filed on September 30, 2011).

10.13	Designation of Agent (Agency Agreement), dated April 27, 2005, between the Company and Cortez Exploration, LLC (incorporated herein by reference to Exhibit 10.15 to the Company’s Form 10-K/A (Amendment No. 2) for the fiscal year ended December 31, 2010, which was filed on December 14, 2011).

10.14	Participation Agreement dated May 8, 2006 between the Company and Cortez Exploration, LLC (incorporated herein by reference to Exhibit 10.14 to the Company’s Form 10-K for the fiscal year ended December 31, 2011, which was filed on March 21, 2012).

10.15	Option to Purchase Okie Draw and South Okie Prospects, Natrona County, Wyoming, dated August 4, 2009, between the Company and Viking Exploration, LLC (incorporated herein by reference to Exhibit 10.15 to the Company’s Form 10-K for the fiscal year ended December 31, 2011, which was filed on March 21, 2012).

10.16	Amendment, dated February 4, 2010, of Option to Purchase Okie Draw and South Okie Prospects, Natrona County, Wyoming, dated August 4, 2009, between the Company and Viking Exploration, LLC (incorporated herein by reference to Exhibit 10.18 to the Company’s Form 10-K/A (Amendment No. 2) for the fiscal year ended December 31, 2010, which was filed on December 14, 2011).

10.17	Designation of Agent (Agency Agreement), dated June 10, 2010, between the Company and Cortez Exploration, LLC (incorporated herein by reference to Exhibit 10.19 to the Company’s Form 10-K/A (Amendment No. 2) for the fiscal year ended December 31, 2010, which was filed on December 14, 2011).

10.18	Prospect Letter Agreement dated October 4, 2010 between the Company and seven (7) investors to purchase a 1% interest in the Company’s Gabbs Valley Prospect (incorporated herein by reference to Exhibit 10.18 to the Company’s Form 10-K for the fiscal year ended December 31, 2011, which was filed on March 21, 2012).

10.19	Convertible Note due April 11, 2013 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the period ended March 31, 2012, which was filed on May 11, 2012).

10.20	Promissory Note dated August 28, 2012 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the period ended September 30, 2012, which was filed on November 5, 2012).

10.21	Note Conversion Agreement, dated December 11, 2012, between the Company and the Albert E. Whitehead Living Trust (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated December 11, 2012, which was filed on December 11, 2012).

10.22	Promissory Note dated December 31, 2013 (submitted herewith).

31	Certification of Chief Executive Officer (and principal financial officer) pursuant to Rules 13a - 14 (a) and 15(d) - 14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(1) (31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32	Certification of Chief Executive Officer (and principal financial officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

101	Financial Statements for XBRL format (submitted herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Empire Petroleum Corporation

Date:	March 3, 2014	By:	/s/Albert E. Whitehead
Albert E. Whitehead
Chief Executive Officer
(principal executive officer, principal financial officer
and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Albert E. Whitehead	Director, Chairman and Chief Executive Officer	March 3, 2014
Albert E. Whitehead

/s/ Montague H. Hackett, Jr.	Director	March 3, 2014
Montague H. Hackett, Jr.

/s/ Kevin R. Seth	Director	March 3, 2014
Kevin R. Seth

EXHIBIT INDEX

NO.
3.1	Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 of the Company's Form 10-Q for the period ended September 30, 2013, which was filed November 8, 2013).

3.2	Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company's Form 10-QSB for the period ended March 31, 1998, which was filed May 15, 1998).

10.1	1995 Stock Option Plan (incorporated herein by reference to Appendix A of the Company's Form DEFS 14A dated June 13, 1995, which was filed June 14, 1995).

10.2	Form of Stock Option Agreement (incorporated herein by reference to Exhibit 10(g) of the Company's Form 10-KSB for the year ended December 31, 1995, which was filed March 29, 1996).

10.3	Letter Agreement dated May 8, 2003 between the Company and O. F. Duffield (incorporated herein by reference to Exhibit 10.6 of the Company's Form 10-KSB for the year ended December 31, 2003, which was filed March 30, 2004).

10.4	2006 Stock Incentive Plan (incorporated herein by reference to Exhibit A to the Company's 2006 Proxy Statement on Schedule 14A dated May 10, 2006).

10.5	Form of Non-qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.2 to the Company's Form 8-K dated June 5, 2006, which was filed on June 9, 2006).

10.6	Form of Non-qualified Stock Option Agreement for Non-employee Directors (incorporated herein by reference to Exhibit 10.3 to the Company's Form 8-K dated June 5, 2006, which was filed on June 9, 2006).

10.7	Form of Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.4 to the Company's Form 8-K dated June 5, 2006, which was filed on June 9, 2006).

10.8	Form of Securities Purchase Agreement entered into between Empire Petroleum Corporation and certain accredited investors in connection with the 2009 private placement (incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q for the period ended September 30, 2009, which was filed on November 16, 2009).

10.9	Form of securities purchase agreement entered into between Empire Petroleum Corporation and certain accredited Investors in connection with the June-July 2010 private placement (incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q for the period ended June 30, 2010, which was filed on August 13, 2010).

10.10	Form of common share warrant certificate issued by Empire Petroleum Corporation in favor of certain accredited investors in connection with the June-July 2010 private placement (incorporated herein by reference to Exhibit 10.2 to the Company's Form 10-Q for the period ended June 30, 2010, which was filed on August 13, 2010).

10.11	Convertible Note Due February 1, 2012 (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K dated February 1, 2011, which was filed on February 7, 2011).

10.12	Letter Agreement dated November 17, 2010 between the Company and Cortez Exploration, LLC (incorporated herein by reference to Exhibit 10.14 to the Company’s Form 10-K/A (Amendment No. 1) for the fiscal year ended December 31, 2010, which was filed on September 30, 2011).

10.13	Designation of Agent (Agency Agreement), dated April 27, 2005, between the Company and Cortez Exploration, LLC (incorporated herein by reference to Exhibit 10.15 to the Company’s Form 10-K/A (Amendment No. 2) for the fiscal year ended December 31, 2010, which was filed on December 14, 2011).

10.14	Participation Agreement dated May 8, 2006 between the Company and Cortez Exploration, LLC (incorporated herein by reference to Exhibit 10.14 to the Company’s Form 10-K for the fiscal year ended December 31, 2011, which was filed on March 21, 2012).

10.15	Option to Purchase Okie Draw and South Okie Prospects, Natrona County, Wyoming, dated August 4, 2009, between the Company and Viking Exploration, LLC (incorporated herein by reference to Exhibit 10.15 to the Company’s Form 10-K for the fiscal year ended December 31, 2011, which was filed on March 21, 2012).

10.16	Amendment, dated February 4, 2010, of Option to Purchase Okie Draw and South Okie Prospects, Natrona County, Wyoming, dated August 4, 2009, between the Company and Viking Exploration, LLC (incorporated herein by reference to Exhibit 10.18 to the Company’s Form 10-K/A (Amendment No. 2) for the fiscal year ended December 31, 2010, which was filed on December 14, 2011).

10.17	Designation of Agent (Agency Agreement), dated June 10, 2010, between the Company and Cortez Exploration, LLC (incorporated herein by reference to Exhibit 10.19 to the Company’s Form 10-K/A (Amendment No. 2) for the fiscal year ended December 31, 2010, which was filed on December 14, 2011).

10.18	Prospect Letter Agreement dated October 4, 2010 between the Company and seven (7) investors to purchase a 1% interest in the Company’s Gabbs Valley Prospect (incorporated herein by reference to Exhibit 10.18 to the Company’s Form 10-K for the fiscal year ended December 31, 2011, which was filed on March 21, 2012).

10.19	Convertible Note due April 11, 2013 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the period ended March 31, 2012, which was filed on May 11, 2012).

10.20	Promissory Note dated August 28, 2012 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the period ended September 30, 2012, which was filed on November 5, 2012).

10.21	Note Conversion Agreement, dated December 11, 2012, between the Company and the Albert E. Whitehead Living Trust (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated December 11, 2012, which was filed on December 11, 2012).

10.22	Promissory Note dated December 31, 2013 (submitted herewith).

31	Certification of Chief Executive Officer (and principal financial officer) pursuant to Rules 13a - 14 (a) and 15(d) - 14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(1) (31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32	Certification of Chief Executive Officer (and principal financial officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

101	Financial Statements for XBRL format (submitted herewith).

EMPIRE PETROLEUM CORPORATION

FINANCIAL STATEMENTS

CONTENTS

Page No.

Report of Independent Registered Public Accounting Firm	25

Balance Sheets as of December 31, 2013 and 2012	26

Statements of Operations for the years ended December 31, 2013 and 2012	27

Statements of Changes in Stockholders' Equity for the years ended	28
December 31, 2013 and 2012

Statements of Cash Flows for the years ended December 31, 2013 and 2012	29

Notes to Financial Statements	30-35

REPORT OF INDEPENDENT

REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of Empire Petroleum Corporation

We have audited the accompanying balance sheets of Empire Petroleum Corporation as of December 31, 2013 and 2012, and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Empire Petroleum Corporation as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ HOGANTAYLOR LLP

Tulsa, Oklahoma

March 3, 2014

EMPIRE PETROLEUM CORPORATION

BALANCE SHEETS

December 31, 2013 and 2012

	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$2,926	$20,766
Accounts receivable (net of allowance of $3,750)	0	1,370
Prepaid expenses and other current assets	2,200	1,100
Total current assets	5,126	23,236

Property & equipment less accumulated depreciation and depletion	223,465	223,465
Other assest	0	77,696
Total assets	$228,591	$324,397

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$572	$10,135
Notes payable – related party	91,580	0
Total current liabilities	92,152	10,135

Stockholders’ equity:
Common stock - $.001 par value 150,000,000 shares authorized,	7,630	7,630
7,630,609 shares issued and outstanding
Additional paid in capital	14,616,533	14,566,533
Accumulated deficit	(14,487,724)	(14,259,901)
Total stockholders’ equity	136,439	314,262
Total liabilities and stockholders’ equity	$228,591	$324,397

See accompanying notes to financial statements

EMPIRE PETROLEUM CORPORATION

STATEMENTS OF OPERATIONS

Years Ended December 31, 2013 and 2012

	2013	2012
Revenue:
Petroleum sales	$0	$0

Costs and expenses:
Lease abandonment expense	0	31,750
Production & operating	36,756	14,746
General & administrative	191,067	198,936
	227,823	245,432
Operating loss	(227,823)	(245,432)

Other income and (expense):
Interest income	0	1
Interest expense	0	(7,917)
Total other income and (expense)	0	(7,916)

Net income (loss)	$(227,823)	$(253,348)

Net income (loss) per common
share, basic and diluted	$(0.03)	$(0.04)
Weighted average number of
common shares outstanding -
basic and diluted	7,630,609	7,157,751

See accompanying notes to financial statements

EMPIRE PETROLEUM CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Years ended December 31, 2013 and 2012

			Additional
			Paid in	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balances December 31, 2011	85,564,235	$ 85,564	$14,136,432	$(14,006,553)	$ 215,443

Net loss				(253,348)	(253,348)

Value of services contributed by employee	0	0	50,000	0	50,000

Issuance of Common Stock	6,000,250	6,000	296,167	0	302,167

Retrospective adjustment for the 1:12 reverse common stock split in August 2013	(83,933,876)	(83,934)	83,934	0	0

Balances December 31, 2012	7,630,609	7,630	14,566,533	(14,259,901)	314,262

Net loss				(227,823)	(227,823)

Value of services contributed by employee	0	0	50,000	0	50,000

Balances December 31, 2013	7,630,609	$ 7,630	$14,616,533	$(14,487,724)	$ 136,439

See accompanying notes to financial statements

EMPIRE PETROLEUM CORPORATION

STATEMENTS OF CASH FLOWS

Years ended December 31, 2013 and 2012

	2013	2012

Cash flows from operating activities:
Net loss	$(227,823)	$(253,348)
Adjustments to reconcile net loss to net
cash used in operating activities:
Value of services contributed by employee	50,000	50,000
Interest expense converted to common stock	0	7,917
Lease abandonment	0	31,750
Change in operating assets and liabilities:
Accounts receivable and other assets	79,066	(13,429)
Prepaid expenses and other current assets	(1,100)	0
Accounts payable and accrued liabilities	(9,563)	798
Net cash used in operating activities	(109,420)	(175,212)

Cash flows from financing activities:
Proceeds from related party, note payable	91,580	191,000
Net cash provided by financing activities	91,580	191,000

Net increase (decrease) in cash	(17,840)	15,788

Cash - Beginning of period	20,766	4,978

Cash - End of period	$2,926	$20,766
Supplemental Disclosure of Non Cash Items:
Common stock issued for notes payable & accrued interest	$0	$302,167

See accompanying notes to financial statements

EMPIRE PETROLEUM CORPORATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2013 and 2012

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

Diluted Earnings per Share (“EPS”) gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses. As a result, if there is a loss from continuing operations, Diluted EPS is computed in the same manner as Basic EPS. At December 31, 2013 and 2012, the Company had, respectively, 60,417 and 103,750 post-split options outstanding, that were not included in the calculation of earnings per share for the periods then ended. Such financial instruments may become dilutive and would then need to be included in future calculations of Diluted EPS. At December 31, 2013 and 2012, the outstanding options were considered anti-dilutive since the strike prices were above the market price and since the Company has incurred losses year to date.

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

In July 2012, the FASB issued guidance to amend and simplify the rules related to testing indefinite-lived intangible assets for impairment. The revised guidance permits an entity to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with current guidance. These amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this guidance will not have a material effect on the Company’s financial statements.

3. Property and equipment:

In 2003, the Company acquired a 10% interest in the Gabbs Valley Prospect of Western Nevada by issuing 166,667 shares (2,000,000 pre-split shares) of Company stock. The Company has recorded its investment at $200,000. In 2005, the Company conducted a seismic survey of the Gabbs Valley Prospect. Based on the results of the seismic survey, during 2006, the Company entered into an agreement to increase its working interest in the prospect to 40% by paying $675,000 plus 55% of the drilling costs through completion. The Company contracted a drilling rig, which commenced drilling the Empire Cobble Cuesta 1-12-12N-34E, Nye County, Nevada in September 2006. After reaching a depth of 5,195 feet the Company ceased drilling operations, ran electronic logs, installed a wellhead, and conditioned the hole so that it might be re-entered or deepened at a later date. In April 2007, the Company re-entered the well and based on the results of drill stem tests, determined that the formation was very sensitive to the mud and water used in drilling the test well, causing clogs in the formation to swell which prevented any oil which might be present to flow into the well bore. The total gross acres of this prospect was increased to 92,826 acres by the acquisition of 30,917 acres from the U.S. Department of Interior in June 2006, at a cost of $36,689, the acquisition of 9,943.91 acres in September 2008, at a cost of $13,025 and the acquisition of 7,680 acres in September 2009, at a cost of $12,615. The Company increased its interest to 57% in the prospect leases in 2007 when one of the joint participants elected to surrender its 30% interest. The Company and the remaining joint owners assumed liabilities of approximately $68,000 to acquire the interest.

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

The Company's other property and equipment, totaling $2,561 at December 31, 2013, consists entirely of office furniture, fixtures and equipment, which are fully depreciated.

4. Capital Stock:

In August 2011, the Company issued 166,667 shares (2,000,000 pre-split shares) of its common stock to Albert E. Whitehead, its Chief Executive Officer, for a purchase price of $6.00 per share (post-split), which resulted in a total investment of $100,000.

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

5. Stock options:

Under a stock option plan adopted in 1995, the Company had the discretion to grant options for up to 133,333 shares (1,600,000 pre-split shares) of common stock until May 15, 2005, at which time the plan terminated except to the extent necessary to govern outstanding options. Stock options granted under the plan vest on grant date and expire ten years from the date of grant plus 30 days. The exercise price of the options is the fair value on the date of grant.

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

The Company expenses the cost of options granted over the vesting period of the option based on the grant-date fair value of the award. For the year ended December 31, 2013 and 2012, the Company recognized no expense related to options granted under the Plan.

Fair values were estimated at the date of grants of the options, using the Black-Scholes option valuation model with the following weighted average assumptions: risk-free interest rate of 3.65% and 2.77%, volatility factor of the expected market price of the Company's common stock of 172% and 142%, no dividend yield on the Company's common stock, and a weighted average expected life of the options of five years. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. For purposes of determining the expected life of the options, the Company utilizes the Simplified Method as defined in Staff Accounting Bulletin No. 107 issued by the Securities and Exchange Commission.

In addition options valuation models require the input of highly subjective assumptions including stock price volatility.

As of December 31, 2013, there was no unrecognized compensation expense related to non-vested share-based compensation arrangements under the Plan.

A summary of the Company's Incentive Plan as of December 31, 2013 and changes during the year is presented below:

	Post-Split	Weighted Average
	Options	Exercise Price

Outstanding at Beginning of Year 2012	1,245,000	$0.142

Reverse Split as of August 12, 2013	(1,141,250)

Outstanding at End of Year 2012	103,750	$1.71

Granted	0

Cancelled or Exercised	43,333	$1.55

Outstanding at End of Year 2013	60,417	$1.82

The following table summarizes information about stock options outstanding at December 31, 2013:

	Options Outstanding		Options Exercisable
Weighted
		Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise	Outstanding	Contractual	Exercise	Exercisable	Exercise
Prices	at 12/31/13	Life	Price	at 12/31/13	Price

$1.20 - $3.00	60,417	4.68 Years	$1.82	60,417	$1.82

6. Income taxes:

The provision for income taxes differs from the amount obtained by applying the Federal income tax rate of 34% to income before income taxes. The difference relates to the following items:

	2013	2012
Statutory tax rate	34%	34%

Expected tax benefit	$(77,000)	$(86,000)
Benefit of losses not recognized	77,000	86,000

Tax provision (benefit) as reported	$0	$0

The components of deferred income taxes at December 31, 2013 are as follows:

	2013	2012

Deferred tax assets:
Loss carry-forwards	$2,500,000	$2,400,000
Valuation allowance	(2,500,000)	(2,400,000)
	0	0
Deferred tax liabilities:
Property and equipment	0	0

Net deferred taxes	$0	$0

At December 31, 2013, the Company had net operating loss carryforwards of approximately $8,144,540 which expire beginning in 2014.

Utilization of the Company's loss carryforwards is dependent on realizing taxable income. Deferred tax assets for these carryforwards have been reduced by a valuation allowance up to an amount equal to estimated deferred tax liability.

The Company is no longer subject to income tax examinations by tax authorities for years before 2009. The Company is not currently the subject of any income tax examinations by any tax authorities.

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

8. Operating lease:

The Company leases office space under an operating lease agreement with an unrelated party which expires in March 31, 2015. Monthly lease payments are $1,100.

Rent expense for each of the years ended December 31, 2013 and 2012 was $13,200 and $13,200, respectively.

9. Related Party Transactions:

During 2012 and 2013, the Whitehead Trust and the Company entered into the following transactions:

•	On April 17, 2012, the Whitehead Trust loaned the Company $133,603 in exchange for the issuance of a convertible note, which accrued interest at an annual rate of four percent.

•	On August 8, 2012, the Whitehead Trust advanced an additional loan to the Company in the amount of $32,397, and such loan accrued interest at an annual rate of four percent.

•	On August 28, 2012, the Whitehead Trust loaned the Company $25,000 in exchange for the issuance of a promissory note, which accrued interest at an annual rate of four percent.

•	On December 11, 2012, the Company entered in a note conversion agreement with the Whitehead Trust. Pursuant to the note conversion agreement, on December 11, 2012, the Company converted $300,013 in debt owed by the Company to the Whitehead Trust (including, but not limited to, the debt related to three loans described above) into shares of Common Stock at a conversion rate of $0.60 per share (post-split), resulting in the issuance of 500,021 shares (6,000,250 pre-split shares) of Common Stock to the Whitehead Trust. Upon the issuance of such shares, such debt owed by the Company to the Whitehead Trust was deemed paid in full and certain notes issued by the Company and the other obligations relating to such debt were terminated.

•	As of December 31, 2013, the Company executed a promissory note payable to the Whitehead Trust in the aggregate principal amount of $91,580, which accrues interest at an annual rate of four percent and was executed to evidence certain amounts previously loaned to the Company. Additional information about this loan is located in Item 9.B Other Information.

Albert E. Whitehead, the Chief Executive Officer of the Company and Chairman of its Board of Directors, is the trustee of the Whitehead Trust.