Form 10-Q
period 2014-03-31
EMPIRE PETROLEUM CORP
filed 2014-05-07
CIK 887396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

or

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

The number of shares outstanding of the issuer’s common stock, as of May 7, 2014 was 7,630,609.

EMPIRE PETROLEUM CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

EMPIRE PETROLEUM CORPORATION

BALANCE SHEETS

	March 31, 2014 (Unaudited)	December 31, 2013 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$19,339	$2,926
Accounts receivable	66	0
Prepaid expenses and other current assets	3,300	2,200
Total current assets	22,705	5,126

Property and equipment less accumulated depreciation and depletion	223,465	223,465
Total assets	$246,170	$228,591

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$9,318	$572
Notes payable – related party	105,080	91,580
Total current liabilities	114,398	92,152

Stockholders' equity:
Common stock - $.001 par value authorized 150,000,000 shares,
issued and outstanding 7,630,609 shares	7,630	7,630
Additional paid in capital	14,679,033	14,616,533
Accumulated deficit	(14,554,891)	(14,487,724)
Total stockholders' equity	131,772	136,439
Total liabilities and stockholders' equity	$246,170	$228,591

See accompanying notes to unaudited financial statements

EMPIRE PETROLEUM CORPORATION

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,

	2014	2013
Revenue:
Petroleum Sales	$0	$0

Costs and expenses:
Production and operating	4,647	5,098
General and administrative	61,604	56,739
	66,251	61,837
Operating loss	(66,251)	(61,837)

Other expense:
Interest expense	(916)	0
Total other expense	(916)	0

Net loss	$(67,167)	$(61,837)

Net loss per common share, basic & diluted	$(0.01)	$(0.01)
Weighted average number of
common shares outstanding
basic and diluted	7,630,609	7,630,609

See accompanying notes to unaudited financial statements

EMPIRE PETROLEUM CORPORATION

STATEMENTS OF CASH FLOWS

(UNAUDITED)
	Three Months Ended
	March 31, 2014	March 31, 2013

Cash flows from operating activities:
Net loss	$(67,167)	(61,837)

Adjustments to reconcile net loss to net
cash used in operating activities:
Value of services contributed by employee	12,500	12,500

Change in operating assets and liabilities:
Accounts receivable and other assets	(66)	1,312
Prepaid expenses and other current assets	(1,100)	0
Accounts payable and accrued liabilities	8,746	30,496
Net cash used in operating activities	(47,087)	(17,529)

Cash flows from financing activities:
Proceeds from call option agreement	50,000	0
Proceeds from related party notes payable	13,500	0
Net cash from financing activities	63,500	0

Net change in cash	16,413	(17,529)
Cash - Beginning of period	2,926	20,766

Cash - End of period	$19,339	3,237

See accompanying notes to unaudited financial statements			0

EMPIRE PETROLEUM CORPORATION

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2014

(UNAUDITED)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES:

The accompanying unaudited financial statements of Empire Petroleum Corporation ("Empire" or the "Company") have been prepared in accordance with United States generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, the results of operations, and the cash flows for the interim period are included. All adjustments are of a normal, recurring nature. Operating results for the interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

The information contained in this Form 10-Q should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2013 which are contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on March 3, 2014.

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

As of March 31, 2014, the Company had $19,339 of cash on hand. In order to sustain the Company's operations on a long-term basis, the Company continues to look for merger opportunities and consider public or private financings.

Reverse Stock Split

The share and per share information for the prior periods has been retroactively adjusted to reflect the August 12, 2013 one-for-twelve reverse stock split described in Note 3.

Compensation of Officers and Employees

The Company's only executive officer serves without pay or other compensation. The fair value of these services is estimated by management and is recognized as a capital contribution. For the three months ended March 31, 2014, the Company recorded $12,500 as a capital contribution by its executive officer who is a stockholder.

Fair Value Measurements

The Financial Accounting Standards Board ("FASB") fair value measurement standards define fair value, establish a consistent framework for measuring fair value and establish a fair value hierarchy based on the observability of inputs used to measure fair value. The Company's primary marketable asset is cash, and it owns no marketable securities.

2. PROPERTY AND EQUIPMENT:

GABBS VALLEY PROSPECT

The Company has an interest in 34,186 gross acres of federal oil and gas leases on the Gabbs Valley Prospect in Western Nevada. Since 2003, the Company has conducted extensive geological studies, conducted a seismic survey, carried out a geochemical imaging survey, conducted satellite and gravity studies and drilled two test wells.

Both test wells had significant oil shows. The second test well resulted in a small oil discovery, however the Company deemed it non-commercial and elected to abandon it. One of the co-owners of the leases elected to take over the well and make further tests. The co-owner secured other parties to conduct such tests. Well completion equipment was installed and further production testing was carried out, however as of March 31, 2014, to the Company’s knowledge, commercial production has not been established. It is the Company’s understanding that further testing is being carried out, but no results have been reported. Empire does feel the prospect has considerable geological merit since the primary target, being the Triassic formation, was not reached in either of the two test wells. Empire has entered into a call option agreement with the owners of the lease on which the two test wells were drilled. See Note 3.

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

3. EQUITY

Diluted Earnings per Share (“EPS”) gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses. As a result, if there is a loss from continuing operations, Diluted EPS is computed in the same manner as Basic EPS. At March 31, 2014 and 2013, the Company had, respectively, 60,417 and 103,750 post-split options outstanding, that were not included in the calculation of earnings per share for the periods then ended. Such financial instruments may become dilutive and would then need to be included in future calculations of Diluted EPS. At March 31, 2014 and 2013, the outstanding options were considered anti-dilutive since the strike prices were above the market price and since the Company has incurred losses year to date.

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

On March 4, 2014, Empire Petroleum Corporation, Albert E. Whitehead and Sierra Nevada Oil LLC entered into a Call Option Agreement. The Call Option Agreement provides Sierra with a call option to purchase 4,000,000 shares of common stock of the Company at a price of (i) $0.25 per share or an aggregate of $1,000,000, less (ii) the $50,000 paid by Sierra to the Company as consideration for the Call Option Agreement. The Call Option expires 90 days after the date of the Call Option Agreement. The Call Option Agreement also provides that, if the Call Option is exercised by Sierra, Albert W. Whitehead, the Company’s Chief Executive Officer and the Chairman of the Company’s Board of Directors, will take commercially reasonable efforts to cause the current members of the Company’s Board of Directors, Albert E. Whitehead, Montague H. Hackett, Jr. and Kevin R. Seth, to resign from the Company’s Board of Directors and three of Sierra’s designees to be appointed to the Company’s Board of Directors. The agreement restricts use of the proceeds from the call option agreement from being used to pay related party debt. If the call option is exercised, the agreement requires the Company to use proceeds from the stock sale to pay outstanding related party indebtedness.

4. RELATED PARTY TRANSACTIONS

In 2014, Albert E. Whitehead, the Company’s Chief Executive Officer, has further advanced the Company $13,500 bringing the Company’s total notes payable to $105,080 plus accrued interest in the amount of $916.

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

THREE-MONTH PERIOD ENDED MARCH 31, 2014, COMPARED TO THREE-MONTH PERIOD ENDED MARCH 31, 2013.

Production and operating expenses decreased by $451 to $4,647 for the three months ended March 31, 2014, from $5,098 for the same period in 2013. The decrease was due to an analysis of the Okie Draw prospect in 2013 which did not occur in 2014.

General and administrative expenses increased by $4,865 to $61,604 for the three months ended March 31, 2014, from $56,739 for the same period in 2013. The increase was primarily due to higher legal costs in 2014.

There was no depreciation expense attributable to the three months ended March 31, 2014 or March 31, 2013 because the depreciable assets were fully depreciated.

Interest expense increased by $916 to $916 for the three months ended March 31, 2014 from $0 for the same period in 2013. The increase was due to interest on the note payable to the Company’s CEO.

For the reasons discussed above, net loss increased by $(5,330) from $(61,837) for the three months ended March 31, 2013, to $(67,167) for the three months ended March 31, 2014.

RECENTLY ISSUED ACCOUNTING STANDARDS

The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. The Company has reviewed the recently issued pronouncements and no new accounting standards have been adopted since the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013 was filed with the SEC.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

As of March 31, 2014, the Company had $19,339 of cash on hand. The Company believes that its cash on hand will allow it to finance its operations for the next month. In order to sustain the Company's operations on a long-term basis, the Company continues to look for merger opportunities and consider public or private financings. However, the Company will likely look to industry partners to drill the next wells on the Gabbs Valley and South Okie prospects.

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

On March 4, 2014, the Company, Albert E. Whitehead and Sierra Nevada Oil LLC (“Sierra”) entered into a Call Option Agreement (the “Call Option Agreement”). The Call Option Agreement provides Sierra with a call option (the “Call Option”) to purchase 4,000,000 shares of common stock of the Company at a price of (i) $0.25 per share or an aggregate of $1,000,000, less (ii) the $50,000 paid by Sierra to the Company as consideration for the Call Option Agreement. The Call Option expires 90 days after the date of the Call Option Agreement. The Call Option Agreement also provides that, if the Call Option is exercised by Sierra, Albert W. Whitehead, the Company’s Chief Executive Officer and the Chairman of the Company’s Board of Directors, will take commercially reasonable efforts to cause the current members of the Company’s Board of Directors, Albert E. Whitehead, Montague H. Hackett, Jr. and Kevin R. Seth, to resign from the Company’s Board of Directors and three of Sierra’s designees to be appointed to the Company’s Board of Directors.  For more information regarding the Call Option Agreement, please see the Company’s Current Report on Form 8-K filed on March 6, 2014.

MATERIAL RISKS

The Company has incurred significant losses from operations and there is no assurance that it will achieve profitability or obtain the funds necessary to finance continued operations. For other material risks, see the Company's Form 10-K for the period ended December 31, 2013, which was filed on March 3, 2014.

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

EMPIRE PETROLEUM CORPORATION

May 7, 2014	By:	/s/ Albert E. Whitehead
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