Form 10-Q
period 2014-06-30
EMPIRE PETROLEUM CORP
filed 2014-08-01
CIK 887396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

or

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

The number of shares outstanding of the issuer’s common stock, as of August 1, 2014 was 7,630,609.

EMPIRE PETROLEUM CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

EMPIRE PETROLEUM CORPORATION

BALANCE SHEETS

	June 30, 2014 (Unaudited)	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$795	$2,926
Accounts receivable	67	0
Prepaid expenses and other current assets	3,300	2,200
Total current assets	4,162	5,126

Property and equipment less accumulated depreciation and depletion	223,465	223,465
Total assets	$227,627	$228,591

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,344	$572
Notes payable – related party	115,180	91,580
Total current liabilities	117,524	92,152

Stockholders' equity:
Common stock - $.001 par value authorized 150,000,000 shares,
issued and outstanding 7,630,609 shares	7,630	7,630
Additional paid in capital	14,691,533	14,616,533
Accumulated deficit	(14,589,060)	(14,487,724)
Total stockholders' equity	110,103	136,439
Total liabilities and stockholders' equity	$227,627	$228,591

See accompanying notes to unaudited financial statements

EMPIRE PETROLEUM CORPORATION

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2014	2013	2014	2013
Revenue:
Petroleum sales	$0	$0	$0	$0

Costs and expenses:
Production and operating	276	2,090	4,923	7,187
General and administrative	32,958	50,662	94,562	107,401
	33,234	52,752	99,485	114,588
Operating loss	(33,234)	(52,752)	(99,485)	(114,588)

Other expense:
Interest expense	(935)	0	(1,851)	0
Total other expense	(935)	0	(1,851)	0

Net loss	$(34,169)	$(52,752)	$(101,336)	$(114,588)

Net loss per common share, basic & diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)
Weighted average number of
common shares outstanding
basic and diluted	7,630,609	7,630,609	7,630,609	7,630,609

See accompanying notes to unaudited financial statements

EMPIRE PETROLEUM CORPORATION

STATEMENTS OF CASH FLOWS

(UNAUDITED)
	Six Months Ended
	June 30, 2014	June 30, 2013

Cash flows from operating activities:
Net loss	$(101,336)	$(114,588)

Adjustments to reconcile net loss to net
cash used in operating activities:
Value of services contributed by employee	25,000	25,000

Change in operating assets and liabilities:
Accounts receivable and other assets	(67)	79,008
Prepaid expenses and other current assets	(1,100)	(1,100)
Accounts payable and accrued liabilities	1,772	(5,947)
Net cash used in operating activities	(75,731)	(17,627)

Cash flows from financing activities:
Proceeds from call option agreement	50,000	0
Proceeds from related party notes payable	23,600	0
Net cash from financing activities	73,600	0

Net change in cash	(2,131)	(17,627)
Cash - Beginning of period	2,926	20,766

Cash - End of period	$795	$3,139

See accompanying notes to unaudited financial statements

EMPIRE PETROLEUM CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2014

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

As of June 30, 2014, the Company had $795 of cash on hand. In order to sustain the Company's operations on a long-term basis, the Company continues to look for merger opportunities and consider public or private financings.

Reverse Stock Split

The share and per share information for the prior periods has been retroactively adjusted to reflect the August 12, 2013 one-for-twelve reverse stock split described in Note 3.

Compensation of Officers and Employees

The Company's only executive officer serves without pay or other compensation. The fair value of these services is estimated by management and is recognized as a capital contribution. For the six months ended June 30, 2014, the Company recorded $25,000 as a capital contribution by its executive officer who is a stockholder.

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

Both test wells had significant oil shows. The second test well resulted in a small oil discovery, however the Company deemed it non-commercial and elected to abandon it. One of the co-owners of the leases elected to take over the well and make further tests. The co-owner secured other parties to conduct such tests. Well completion equipment was installed and further production testing was carried out, however as of June 30, 2014, to the Company’s knowledge, commercial production has not been established. It is the Company’s understanding that further testing is being carried out, but no results have been reported. Empire does feel the prospect has considerable geological merit since the primary target, being the Triassic formation, was not reached in either of the two test wells. Empire has entered into a call option agreement with the owners of the lease on which the two test wells were drilled. See Note 3.

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

3. EQUITY

Diluted Earnings per Share (“EPS”) gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses. As a result, if there is a loss from continuing operations, Diluted EPS is computed in the same manner as Basic EPS. At June 30, 2014 and 2013, the Company had, respectively, 60,417 and 103,750 post-split options outstanding, that were not included in the calculation of earnings per share for the periods then ended. Such financial instruments may become dilutive and would then need to be included in future calculations of Diluted EPS. At June 30, 2014 and 2013, the outstanding options were considered anti-dilutive since the strike prices were above the market price and since the Company has incurred losses year to date.

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

On March 4, 2014, Empire, Albert E. Whitehead and Sierra Nevada Oil LLC (“Sierra”) entered into a Call Option Agreement (the “Call Option Agreement”). The Call Option Agreement provides Sierra with a call option to purchase 4,000,000 shares of common stock of the Company at a price of (i) $0.25 per share or an aggregate of $1,000,000, less (ii) the $50,000 paid by Sierra to the Company as consideration for the Call Option Agreement. The Call Option Agreement also provides that, if the Call Option is exercised by Sierra, Albert W. Whitehead, the Company’s Chief Executive Officer and the Chairman of the Company’s Board of Directors, will take commercially reasonable efforts to cause the current members of the Company’s Board of Directors, Albert E. Whitehead, Montague H. Hackett, Jr. and Kevin R. Seth, to resign from the Company’s Board of Directors and three of Sierra’s designees to be appointed to the Company’s Board of Directors. The agreement restricts use of the proceeds from the call option agreement from being used to pay related party debt. If the call option is exercised, the agreement requires the Company to use proceeds from the stock sale to pay outstanding related party indebtedness.

On June 27, 2014, the parties to the Call Option Agreement agreed to extend the date by which Sierra may exercise the call option to September 1, 2014.

4. RELATED PARTY TRANSACTIONS

In 2014, Albert E. Whitehead, the Company’s Chief Executive Officer, has further advanced the Company $23,600 bringing the Company’s total notes payable to $115,180 plus accrued interest in the amount of $1,851 as of June 30, 2014.

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

THREE-MONTH PERIOD ENDED JUNE 30, 2014 COMPARED TO THREE-MONTH PERIOD ENDED JUNE 30, 2013.

Production and operating expenses decreased by $1,814 to $276 for the three months ended June 30, 2014, from $2,090 for the same period in 2013. The decrease was due to an analysis of the Okie Draw prospect in 2013 which did not occur in 2014.

General and administrative expenses decreased by $17,704 to $32,958 for the three months ended June 30, 2014, from $50,662 for the same period in 2013. The decrease was primarily due to lower legal costs and other costs related to the Company’s annual meeting and reverse stock split in 2013.

There was no depreciation expense attributable to the three months ended June 30, 2014 or June 30, 2013 because the depreciable assets were fully depreciated.

Interest expense increased by $935 to $935 for the three months ended June 30, 2014 from $0 for the same period in 2013. The increase was due to interest on the note payable to the Company’s CEO.

For the reasons discussed above, net loss decreased by $18,583 from $(52,752) for the three months ended June 30, 2013, to $(34,169) for the three months ended June 30, 2014.

SIX MONTH PERIOD ENDED JUNE 30, 2014 COMPARED TO SIX MONTH PERIOD ENDED JUNE 30, 2013.

Production and operating expenses decreased $2,264 to $4,923 for the six months ended June 30, 2014, from $7,187 for the same period in 2013. The decrease was due to an analysis of the Okie Draw prospect in 2013 which did not occur in 2014.

General and administrative expenses decreased by $12,839 to $94,562 for the six months ended June 30, 2014, from $107,401 for the same period in 2013. The decrease was primarily due to lower professional and other costs related to the Company’s annual meeting and reverse stock split in 2013.

There was no depreciation expense attributable to the six months ended June 30, 2014 or June 30, 2013 because the depreciable assets were fully depreciated.

Interest expense increased by $1,851 to $1,851 for the six months ended June 30, 2014 from $0 for the same period in 2013. The increase was due to interest on the note payable to the Company’s CEO.

For the reasons discussed above, net loss decreased $13,252 from $(114,588) for the six months ended June 30, 2013, to $(101,336) for the six months ended June 30, 2014.

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

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

As of June 30, 2014, the Company had $795 of cash on hand. The Company believes that its cash on hand and further loans from the Whitehead Trust will allow it to finance its operations for the next six months. However, in order to sustain the Company’s operations on a long term basis the Company is hopeful that Sierra Nevada Oil, LLC will exercise its option to acquire control of the Company. Should it not exercise its option, management will consider other control sales or merger opportunities.

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

The Company drilled the Paradise Unit 2-12 well to a depth of 4,250 feet before drilling problems caused the Company to cease drilling. The Company recovered small amounts of oil containing paraffin, which may have been restricting the oil flow. However, swab tests failed to increase the oil flow and the Company suspended operations on the well and assigned the lease and the 1-12 and 2-12 wells to the other leasehold owners from which the Company had taken a farmout. The new owners secured other parties to conduct such tests. Well completion equipment was installed and further production testing was carried out, however as of June 30, 2014, to the Company’s knowledge, commercial production has not been established. It is the Company’s understanding that further testing is being carried out, but we are not privy to the results. Empire does feel the prospect has considerable geological merit since the primary target, being the Triassic formation, was not reached in either of the two test wells.

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

On June 27, 2014, the parties to the Call Option Agreement agreed to extend the date by which Sierra may exercise the option to September 1, 2014. For more information on the extension of the Call Option Agreement please see the Company’s Current Report on Form 8-K filed on June 27, 2014.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

10	Letter Agreement dated June 27, 2014, by and between Empire Petroleum Corporation and Sierra Nevada Oil LLC (incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed by the Company on June 27, 2014).

31	Certification of Chief Executive Officer (and principal financial officer) pursuant to Rules 13a - 14 (a) and 15(d) - 14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(1) (31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32	Certification of Chief Executive Officer (and principal financial officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

101	Financial Statements for XBRL format (submitted herewith).

EMPIRE PETROLEUM CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMPIRE PETROLEUM CORPORATION

August 1, 2014	By:	/s/ Albert E. Whitehead
Albert E. Whitehead
Chairman, Chief Executive
Officer and Principal
Financial Officer

EXHIBIT INDEX

NO. DESCRIPTION

10	Letter Agreement dated June 27, 2014, by and between Empire Petroleum Corporation and Sierra Nevada Oil LLC (incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed by the Company on June 27, 2014).

31	Certification of Chief Executive Officer (and principal financial officer) pursuant to Rules 13a - 14 (a) and 15(d) - 14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(1) (31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32	Certification of Chief Executive Officer (and principal financial officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

101	Financial Statements for XBRL format (submitted herewith).