Form 10-Q
period 2014-09-30
EMPIRE PETROLEUM CORP
filed 2014-10-31
CIK 887396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

or

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

The number of shares outstanding of the issuer’s common stock, as of October 31, 2014 was 7,630,609.

EMPIRE PETROLEUM CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

EMPIRE PETROLEUM CORPORATION

BALANCE SHEETS

	September 30, 2014 (Unaudited)	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$216	$2,926
Accounts receivable	67	0
Prepaid expenses and other current assets	3,300	2,200
Total current assets	3,583	5,126

Property and equipment less accumulated depreciation and depletion	191,715	223,465
Total assets	$195,298	$228,591

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,963	$572
Notes payable – related party	148,300	91,580
Total current liabilities	151,263	92,152

Stockholders' equity:
Common stock - $.001 par value authorized 150,000,000 shares,
issued and outstanding 7,630,609 shares	7,630	7,630
Additional paid in capital	14,704,033	14,616,533
Accumulated deficit	(14,667,628)	(14,487,724)
Total stockholders' equity	44,035	136,439
Total liabilities and stockholders' equity	$195,298	$228,591

See accompanying notes to unaudited financial statements

EMPIRE PETROLEUM CORPORATION

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2014	2013	2014	2013
Revenue:
Petroleum sales	$0	$0	$0	$0

Costs and expenses:
Lease abandonment expense	31,750	0	31,750	0
Production and operating	12,082	13,347	17,005	20,535
General and administrative	33,436	43,141	127,998	150,541
	77,268	56,488	176,753	171,076
Operating loss	(77,268)	(56,488)	(176,753)	(171,076)

Other expense:
Interest expense	(1,300)	0	(3,151)	0
Total other expense	(1,300)	0	(3,151)	0

Net loss	$(78,568)	$(56,488)	$(179,904)	$(171,076)

Net loss per common share, basic & diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Weighted average number of
common shares outstanding
basic and diluted	7,630,609	7,630,374	7,630,609	7,630,374

See accompanying notes to unaudited financial statements

EMPIRE PETROLEUM CORPORATION

STATEMENTS OF CASH FLOWS

(UNAUDITED)
	Nine Months Ended
	September 30, 2014	September 30, 2013

Cash flows from operating activities:
Net loss	$(179,904)	$(171,076)

Adjustments to reconcile net loss to net
cash used in operating activities:
Value of services contributed by employee	37,500	37,500
Lease abandonment	31,750	0

Change in operating assets and liabilities:
Accounts receivable and other assets	(67)	70,488
Prepaid expenses and other current assets	(1,100)	(1,100)
Accounts payable and accrued liabilities	2,391	(9,588)
Net cash used in operating activities	(109,430)	(73,776)

Cash flows from financing activities:
Proceeds from call option agreement	50,000	0
Proceeds from related party notes payable	56,720	56,000
Net cash from financing activities	106,720	56,000

Net change in cash	(2,710)	(17,776)
Cash - Beginning of period	2,926	20,766

Cash - End of period	$216	$2,990

See accompanying notes to unaudited financial statements			0

EMPIRE PETROLEUM CORPORATION

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

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

As of September 30, 2014, the Company had $216 of cash on hand. In order to sustain the Company's operations on a long-term basis, the Company continues to look for merger opportunities and consider public or private financings.

Reverse Stock Split

The share and per share information for the prior periods has been retroactively adjusted to reflect the August 12, 2013 one-for-twelve reverse stock split described in Note 3.

Compensation of Officers and Employees

The Company's only executive officer serves without pay or other compensation. The fair value of these services is estimated by management and is recognized as a capital contribution. For the nine months ended September 30, 2014, the Company recorded $37,500 as a capital contribution by its executive officer who is a stockholder.

Fair Value Measurements

The Financial Accounting Standards Board ("FASB") fair value measurement standards define fair value, establish a consistent framework for measuring fair value and establish a fair value hierarchy based on the observability of inputs used to measure fair value. The Company's primary marketable asset is cash, and it owns no marketable securities.

2. PROPERTY AND EQUIPMENT:

GABBS VALLEY PROSPECT

The Company has an interest in 34,186 gross acres of federal oil and gas leases on the Gabbs Valley Prospect in Western Nevada. The leases renew beginning in November 2014 through September 2015. Since 2003, the Company has conducted extensive geological studies, conducted a seismic survey, carried out a geochemical imaging survey, conducted satellite and gravity studies and drilled two test wells.

Both test wells had significant oil shows. The second test well resulted in a small oil discovery, however the Company deemed it non-commercial and elected to abandon it. One of the co-owners of the leases elected to take over the well and make further tests. The co-owner secured other parties to conduct such tests. Well completion equipment was installed and further production testing was carried out, however as of September 30, 2014, to the Company’s knowledge, commercial production has not been established. It is the Company’s understanding that further testing is being carried out, but no results have been reported. Empire does feel the prospect has considerable geological merit since the primary target, being the Triassic formation, was not reached in either of the two test wells. Empire has entered into a call option agreement with the owners of the lease on which the two test wells were drilled. See Note 3.

SOUTH OKIE PROSPECT

In 2009, the Company originally purchased 2,630 net acres of oil and gas leases known as the South Okie Prospect in Natrona County, Wyoming. The Tensleep Sand at depths from 3,300 feet to 4,500 feet is the primary target. As of December 31, 2009, the Company acquired 11 miles of seismic data and studies of this data were completed in early January 2010. An additional geological study was also completed in early January 2010. On September 10, 2014, the Company re-assigned the aforementioned leases to the original owner, Viking Exploration, LLC as required by the corresponding Option to Purchase Agreement, since the Company had not drilled a well on the site.

3. EQUITY

Diluted Earnings per Share (“EPS”) gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses. As a result, if there is a loss from continuing operations, Diluted EPS is computed in the same manner as Basic EPS. At September 30, 2014 and 2013, the Company had, respectively, 60,417 and 103,750 post-split options outstanding, that were not included in the calculation of earnings per share for the periods then ended. Such financial instruments may become dilutive and would then need to be included in future calculations of Diluted EPS. At September 30, 2014 and 2013, the outstanding options were considered anti-dilutive since the strike prices were above the market price and since the Company has incurred losses year to date.

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

On March 4, 2014, Empire, Albert E. Whitehead and Sierra Nevada Oil LLC (“Sierra”) entered into a Call Option Agreement (the “Call Option Agreement”). The Call Option Agreement provided Sierra with a call option to purchase 4,000,000 shares of common stock of the Company at a price of (i) $0.25 per share or an aggregate of $1,000,000, less (ii) the $50,000 paid by Sierra to the Company as consideration for the Call Option Agreement. The Call Option Agreement also provided that, if the Call Option is exercised by Sierra, Albert E. Whitehead, the Company’s Chief Executive Officer and the Chairman of the Company’s Board of Directors, would take commercially reasonable efforts to cause the current members of the Company’s Board of Directors, Albert E. Whitehead, Montague H. Hackett, Jr. and Kevin R. Seth, to resign from the Company’s Board of Directors and three of Sierra’s designees to be appointed to the Company’s Board of Directors.

On June 27, 2014, the parties to the Call Option Agreement agreed to extend the date by which Sierra may exercise the call option to September 1, 2014. The call option was not exercised by September 1, 2014 therefore expired.

4. RELATED PARTY TRANSACTIONS

In 2014, Albert E. Whitehead, the Company’s Chief Executive Officer, has further advanced the Company $56,720 bringing the principal amount of the Company’s Notes Payable – Related Party to $148,300 plus accrued interest in the amount of $3,151 as of September 30, 2014.

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

THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2014 COMPARED TO THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2013.

Lease abandonment expense increased by $31,750 for the three months ended September 30, 2014 from $0 in 2013. The increase was due to the re-assignment by the Company of the South Okie leases in 2014.

Production and operating expenses decreased by $1,265 to $12,082 for the three months ended September 30, 2014, from $13,347 for the same period in 2013. The decrease was due to an analysis of the Okie Draw prospect in 2013 which did not occur in 2014.

General and administrative expenses decreased by $9,705 to $33,436 for the three months ended September 30, 2014, from $43,141 for the same period in 2013. General and administrative expenses were higher for the three months ended September 30, 2013 primarily due to legal costs and other costs related to the Company’s annual meeting and reverse stock split in 2013.

There was no depreciation expense attributable to the three months ended September 30, 2014 or September 30, 2013 because the depreciable assets were fully depreciated.

Interest expense increased by $1,300 for the three months ended September 30, 2014 from $0 for the same period in 2013. The increase was due to interest on the note payable to the Company’s CEO.

For the reasons discussed above, net loss increased by $22,080 from $(56,488) for the three months ended September 30, 2013, to $(78,568) for the three months ended September 30, 2014.

NINE MONTH PERIOD ENDED SEPTEMBER 30, 2014 COMPARED TO NINE MONTH PERIOD ENDED SEPTEMBER 30, 2013.

Lease abandonment expense increased by $31,750 for the three months ended September 30, 2014 from $0 in 2013. The increase was due to the re-assignment by the Company of the South Okie leases in 2014.

Production and operating expenses decreased $3,530 to $17,005 for the nine months ended September 30, 2014, from $20,535 for the same period in 2013. The decrease was due to an analysis of the Okie Draw prospect in 2013 which did not occur in 2014.

General and administrative expenses decreased by $22,543 to $127,998 for the nine months ended September 30, 2014, from $150,541 for the same period in 2013. General and administrative expenses were higher for the nine months ended September 30, 2013 primarily due to legal costs and other costs related to the Company’s annual meeting and reverse stock split in 2013.

There was no depreciation expense attributable to the nine months ended September 30, 2014 or September 30, 2013 because the depreciable assets were fully depreciated.

Interest expense was $3,151 for the nine months ended September 30, 2014 from $0 for the same period in 2013. The increase was due to interest on the note payable to the Company’s CEO.

For the reasons discussed above, net loss increased $8,828 from $(171,076) for the nine months ended September 30, 2013, to $(179,904) for the nine months ended September 30, 2014.

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

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

As of September 30, 2014, the Company had $216 of cash on hand. The Company believes that its cash on hand and further loans from the Whitehead Trust will allow it to finance its operations for the next six months. However, in order to sustain the Company’s operations on a long term basis the Company will consider control sales or merger opportunities.

OUTLOOK

As stated elsewhere in this Form 10-Q, the Company has conducted extensive geological studies, conducted a seismic survey, carried out a geochemical imaging survey, conducted satellite and gravity studies and drilled two test wells on its Gabbs Valley Prospect. The federal oil and gas leases have a renewal period beginning in November 2014 through September 2015. The additional studies of such data, as well as, the assistance of geological and engineering consultants led the Company to determine that further drilling was warranted. It was determined that a new test well should be drilled using a different method of drilling.

The Company drilled the Paradise Unit 2-12 well to a depth of 4,250 feet before drilling problems caused the Company to cease drilling. The Company recovered small amounts of oil containing paraffin, which may have been restricting the oil flow. However, swab tests failed to increase the oil flow and the Company suspended operations on the well and assigned the lease and the 1-12 and 2-12 wells to the other leasehold owners from which the Company had taken a farmout. The new owners secured other parties to conduct such tests. Well completion equipment was installed and further production testing was carried out, however as of September 30, 2014, to the Company’s knowledge, commercial production has not been established. It is the Company’s understanding that further testing is being carried out, but we are not privy to the results. Empire does feel the prospect has considerable geological merit since the primary target, being the Triassic formation, was not reached in either of the two test wells.

On March 4, 2014, the Company, Albert E. Whitehead and Sierra Nevada Oil LLC (“Sierra”) entered into a Call Option Agreement (the “Call Option Agreement”). The Call Option Agreement provided Sierra with a call option (the “Call Option”) to purchase 4,000,000 shares of common stock of the Company at a price of (i) $0.25 per share or an aggregate of $1,000,000, less (ii) the $50,000 paid by Sierra to the Company as consideration for the Call Option Agreement. The Call Option Agreement also provided that, if the Call Option is exercised by Sierra, Albert E. Whitehead, the Company’s Chief Executive Officer and the Chairman of the Company’s Board of Directors, would take commercially reasonable efforts to cause the current members of the Company’s Board of Directors, Albert E. Whitehead, Montague H. Hackett, Jr. and Kevin R. Seth, to resign from the Company’s Board of Directors and three of Sierra’s designees to be appointed to the Company’s Board of Directors.

On June 27, 2014, the parties to the Call Option Agreement agreed to extend the date by which Sierra may exercise the option to September 1, 2014. This call option was not exercised by September 1, 2014 and therefore expired.

MATERIAL RISKS

The Company has incurred significant losses from operations and there is no assurance that it will achieve profitability or obtain the funds necessary to finance continued operations. For other material risks, see the Company's Form 10-K for the period ended December 31, 2013, which was filed on March 3, 2014.

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q, including this section, includes certain statements that may be deemed "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are made in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including future sources of financing and other possible business developments, are forward-looking statements. Such statements are subject to a number of assumptions, risks and uncertainties and could be affected by a number of different factors, including the Company's failure to secure short and long-term financing necessary to sustain and grow its operations, increased competition, changes in the markets in which the Company participates and the technology utilized by the Company and new legislation regarding environmental matters. These risks and other risks that could affect the Company's business are more fully described in reports it files with the SEC, including its Form 10-K for the fiscal year ended December 31, 2013. Actual results may vary materially from the forward-looking statements.

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

EMPIRE PETROLEUM CORPORATION

October 31, 2014	By:	/s/ Albert E. Whitehead
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