Form 10-K
period 2014-12-31
EMPIRE PETROLEUM CORP
filed 2015-03-27
CIK 887396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549

_________________

FORM 10-K
_________________

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended  December 31, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ___________________to_________________________

EMPIRE PETROLEUM CORPORATION
(Exact name of registrant as specified in its charter)
________________________

DELAWARE	001-16653	73-1238709
(State or Other Jurisdiction of Incorporation or Organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

165 S. Union Blvd., Union Tower, Suite 360, Lakewood, CO                   80228

(Address of principal executive offices)                                                         (Zip Code)

(720) 627-5641

(Registrant’s telephone number, including area code, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:  NONE
Name of each exchange on which registered:  N/A

Securities registered pursuant to 12(g) of the Act:

Title of each class:  Common Stock, $0.001 par value
Name of each exchange on which registered: None

________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☐ Yes   ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☐ Yes   ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.           ☑ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☑ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes  ☑ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates, based upon the average bid and asked prices of the registrant’s Common Stock on the last business day of the registrant’s most recently completed second fiscal quarter was $1,100,439.

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of March 1, 2015, was 8,710,609.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EMPIRE PETROLEUM CORPORATION

FORM 10-K

PART I

ITEM 1.	BUSINESS.

Background

Empire Petroleum Corporation, a Delaware corporation (the “Company” or “Empire”), was incorporated in the State of Utah in August 1983 under the name Chambers Energy Corporation and domesticated in Delaware in March 1985 under the name Americomm Corporation.  The Company’s name was changed to Americomm Resources Corporation in July 1995.  On May 29, 2001, Americomm Resources Corporation acquired Empire Petroleum Corporation, which became a wholly owned subsidiary of Americomm Resources Corporation.  On August 15, 2001, Americomm Resources Corporation and Empire Petroleum Corporation merged and the Company’s name was changed to Empire Petroleum Corporation.  The Company operates from leased office space at 165 S. Union Blvd., Union Tower, Suite 360, Lakewood, CO, and its telephone number is (720) 627-5641.

During the past three fiscal years and until December 30, 2014 and September 10, 2014, respectively, the Company has focused on the exploration of the Gabbs Valley Prospect and the evaluation of the South Okie Prospect, respectively, as further described below.

Gabbs Valley Prospect

Until December 30, 2014, the Company owned a working interest in oil and gas leases in Nye County, Nevada (the “Gabbs Valley Prospect”).  The Albert E. Whitehead Living Trust (the “Whitehead Trust”) had advanced funds to the Company from time to time in the past.  As of December 30, 2014, the total outstanding indebtedness owed by the Company to the Whitehead Trust was $196,451.  Albert E. Whitehead, the Chief Executive Officer of the Company and Chairman of its Board until January 20, 2015, is the trustee of the Whitehead Trust.  Effective as of December 30, 2014, the Company exchanged its leasehold interest in its Gabbs Valley Prospect to Mr. Whitehead in exchange for the debt owed to the Whitehead Trust.  At the time of such exchange, the Company’s interest in the Gabbs Valley Prospect was valued on its books at approximately $191,715.  The Company did not have the funds to pay rentals on such properties as they came due in 2015 and intended to let them expire.  The exchange was approved by the disinterested directors at that time.

South Okie Prospect

Until September 10, 2014, the Company owned a working interest in oil and gas leases in Natrona County, Wyoming (the “South Okie Prospect”).  On August 4, 2009, the Company purchased, for $25,000 and payment of lease rentals of $4,680, a nine month option to purchase oil and gas leases known as the South Okie Prospect in Natrona County, Wyoming.  The option allowed the Company to purchase the leasehold interests for $35,000.  The Tensleep Sand at depths from 3,300 feet to 4,500 feet is the primary target.  As of December 31, 2009, the Company acquired 11 miles of seismic data and studies of this data were completed in early January 2010.  An additional geological study was also completed early January 2010.  Based on these studies, the Company exercised its option in 2010.  In October, 2012 the Company allowed one of the leases to terminate on the South Okie Prospect, Wyoming.  As of December 31, 2013, the Company’s interest in the South Okie Prospect consisted of approximately 110 net acres of leases.  On September 10, 2014, the Company re-assigned the aforementioned leases to the original owner, Viking Exploration, LLC, as required by the option agreement, since the Company had not drilled a well on the site.

New Directors and Executive Officers

On December 30, 2014, each of Albert E. Whitehead, the Company’s Chief Executive Officer and the Chairman of the Board, and Montague H. Hackett, Jr., a member of the Company’s Board of Directors, transferred and assigned all of the common stock owned by them to Empire Petroleum Holdings, LLC, an Oklahoma limited liability company (“Empire Holdings”).  In connection with such transaction, each of Montague H. Hackett, Jr. and Kevin R. Seth resigned from the Board of Directors effective as of January 16, 2015 and Albert E. Whitehead appointed two designees of Empire Holdings to fill such vacancies effective as of January 19, 2015.  Empire Holdings designated J. C. Whorton, Jr., and Michael R. Morrisett to be appointed to the Board.  Messrs. Whorton and Morrisett each own 45% of the equity interest of and are managers of Empire Holdings.  Albert E. Whitehead resigned from the Company’s Board of Directors effective as of January 20, 2015.  Effective as of January 21, 2015, the reconstituted Board of the Company appointed J. C. Whorton, Jr., as the new Chairman of the Board and Chief Executive and Michael R. Morrisett, as President, of the Company.

New Business

Messrs. Whorton and Morrisett have stated that the Company intends to continue its focus on the exploration and production of oil and gas.

Competition

The oil and gas business is extremely competitive.  The Company must compete with many long-established companies with greater financial resources and technical capabilities.  The Company is not a significant participant in the oil and gas industry.

Markets; Price Volatility

The market price of oil and gas is volatile, subject to speculative movement and depends upon numerous factors beyond the control of the Company, including expectations regarding inflation, global and regional demand, political and economic conditions and production costs. Future profitability, if any, will depend substantially upon the prevailing prices for oil and gas.  If the market price for oil and gas remains depressed in the future, it could have a material adverse effect on the Company’s ability to raise additional capital necessary to finance operations. Lower oil and gas prices may also reduce the amount of oil and gas, if any, that can be produced economically from the Company’s properties.  The Company anticipates that the prices of oil and gas will fluctuate somewhat in the near future.

Regulation

The oil and gas industry is subject to extensive federal, state and local laws and regulations governing the production, transportation and sale of hydrocarbons as well as the taxation of income resulting therefrom.

Legislation affecting the oil and gas industry is constantly changing.  Numerous federal and state departments and agencies have issued rules and regulations applicable to the oil and gas industry.  In general, these rules and regulations regulate, among other things, the extent to which acreage may be acquired or relinquished; spacing of wells; measures required for preventing waste of oil and gas resources; and, in some cases, rates of production.  The heavy and increasing regulatory burdens on the oil and gas industry increase the Company’s cost of doing business and, consequently, affect profitability.

Many times leases are granted by the federal government and administered by the BLM and the Minerals Management Service (“MMS”) of the U.S. Department of the Interior, both of which are federal agencies.  Such leases are issued through competitive bidding, contain relatively standardized terms and require compliance with detailed BLM and MMS regulations and orders (which are subject to change by the BLM and the MMS).  Leases are also accompanied by stipulations imposing restrictions on surface use and operations.  Operations to be conducted by the Company on federal oil and gas leases must comply with numerous regulatory restrictions, including various nondiscrimination statutes.  Federal leases also generally require a complete archaeology and environmental impact assessment prior to the authorization of an exploration or development plan.

The oil and gas operations are also subject to numerous federal, state and local laws and regulations relating to environmental protection. These laws govern, among other things, the amounts and types of substances and materials that may be released into the environment, the issuance of permits in connection with exploration, drilling and production activities, the reclamation and abandonment of wells and facility sites and the remediation of contaminated sites.  These laws and regulations may impose substantial liabilities if the Company fails to comply or if any contamination results from the Company’s operations.

Employees

The Company had one employee, a full-time secretary, through November 1, 2014.  As of December 31, 2014, the Company had no employees.  Mr. Albert E. Whitehead, the Company’s Chairman and Chief Executive Officer until January 20, 2015, devoted a considerable amount of time to the affairs of the Company and received no compensation.  On January 21, 2015, J. C. Whorton, Jr. was appointed as the Company’s Chief Executive Officer and Michael R. Morrisett was appointed as the Company’s President.  Neither Mr. Whorton nor Mr. Morrisett currently receive any compensation from the Company.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

As of December 31, 2014, the Company did not own any interest in oil and gas properties.  A further described under Item 1, Business, the Company disposed of its interest in Gabbs Valley Prospect effective as of December 30, 2014 and the South Okie Prospect effective as of September 10, 2014.

ITEM 3.	LEGAL PROCEEDINGS.

As of December 31, 2014, the Company was not subject to any legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Company’s Common Stock is traded on the OTCQB under the symbol “EMPR”.

The following table sets forth the high and low bid information for the Company’s common stock during the time periods indicated.

Year ending December 31, 2013:

Quarter	High	Low
03/31/13	$0.02	$0.01
06/30/13	$0.02	$0.01
09/30/13	$0.14	$0.01
12/31/13	$0.14	$0.05

Year ending December 31, 2014:

Quarter	High	Low
03/31/14	$0.65	$0.01
06/30/14	$0.65	$0.05
09/30/14	$0.35	$0.15
12/31/14	$0.15	$0.10

Quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

At December 31, 2014, there were approximately 200 stockholders of record of the Company’s Common Stock.

Dividends

The Company has never paid cash dividends on its Common Stock. The Company intends to retain future earnings for use in its business and, therefore, does not anticipate paying cash dividends on its Common Stock in the foreseeable future.

Recent Sales of Unregistered Securities

On December 11, 2012, the Company entered in a note conversion agreement with the Albert E. Whitehead Living Trust (the “Whitehead Trust”).  Pursuant to the note conversion agreement, on December 11, 2012, the Company converted $300,013 in debt owed by the Company to the Whitehead Trust into shares of Common Stock at a conversion rate of $0.60 per share (post-split), resulting in the issuance of 500,021 shares of Common Stock to the Whitehead Trust.  Upon the issuance of such shares, such debt owed by the Company to the Whitehead Trust was deemed paid in full and certain notes issued by the Company and the other obligations relating to such debt were terminated.  Albert E. Whitehead, the Chief Executive Officer of the Company and Chairman of its Board of Directors until January 20, 2015, is the trustee of the Whitehead Trust.

The Company completed a private placement to seven accredited investors on dates from February 12, 2015 through February 24, 2015, of 1,080,000 shares of its common stock, along with warrants to purchase up to 540,000 shares of the Company’s common stock at an exercise price of $0.25, for an aggregate purchase price of $135,000.  The warrants may be exercised at any time from the date of issuance until February 28, 2017.

The offers and sales related to the securities described above were not registered under the Securities Act of 1933, as amended, in reliance upon the exemption from the registration requirements of that act provided by section 4(2) thereof and Regulation D promulgated by the Securities and Exchange Commission thereunder.  Each of the investors described above is a sophisticated accredited investor with the experience and expertise to evaluate the merits and risks of an investment in the Company’s securities and the financial means to bear the risks of such an investment. In addition, each investor was provided access to all of the material information regarding the Company that such investor would have received if the offer and sale of the securities had been registered.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OFOPERATIONS.

Cautionary Note Regarding Forward-Looking Statements.

All statements, other than statements of historical fact, contained in this report are forward-looking statements. Forward-looking statements generally are accompanied by words such as “anticipate,” “believe,” “estimate,” “expect,” “may,” “might,” “potential,” “project” or similar statements.

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

* operating hazards,

* competition from other natural resource companies,

* the fluctuations of prices for oil and gas,

* the effects of governmental and environmental regulation, and

* general economic conditions and other risks described in the Company’s filings with the Securities and Exchange Commission (the “SEC”).

Information on these and other risk factors are discussed under “Factors That May Affect Future Results” below. Accordingly, the actual results of operations in the future may vary widely from the forward-looking statements included herein, and all forward-looking statements in this Form 10-K are expressly qualified in their entirety by the cautionary statements in this paragraph.

Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief and expectations only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

Factors That May Affect Future Results.

The Company does not have any significant on-going income producing oil and gas properties and has limited financial resources.

For the past three fiscal years, the Company has financed its operations primarily from sales of its equity securities and from loans made to the Company by Albert E. Whitehead, the Company’s former Chief Executive Officer.  There is no assurance that the Company will be able to continue to finance its operations through the sale of its equity securities, or through loans or advances by third parties.

The Company reported losses of $(236,585) and $(227,823) for the years ended December 31, 2014 and 2013, respectively. The Company also had an accumulated deficit of $(14,724,309) as of December 31, 2014. The Company can provide no assurance that it will be profitable in the future and, if the Company does not become profitable, it may have to suspend its operations. As a result of the foregoing, the audit report of the Company’s independent registered public accounting firm relating to the Company’s financial statements has been modified because of a going concern uncertainty.  If the Company is able to raise the funds necessary to continue its operations, its future performance will be dependent on the successful drilling results. The failure of drilling activities to achieve sufficient quantities of economically attractive reserves and production would have a material adverse effect on the Company’s liquidity, operations and financial results.

The Company could be adversely affected by fluctuations in oil and gas prices.

Even if the Company’s drilling activities achieve commercial quantities of economically attractive reserves and production revenue, the Company will remain subject to prevailing prices for oil, natural gas and natural gas liquids, which are dependent upon numerous factors such as weather, economic, political and regulatory developments and competition from other sources of energy. The volatile nature of the energy markets makes it particularly difficult to estimate future prices of oil, natural gas and natural gas liquids. Prices of oil, natural gas and natural gas liquids are subject to wide fluctuations in response to relatively minor changes in circumstances, and there can be no assurance that future prolonged decreases in such prices will not occur. All of these factors are beyond the control of the Company.  Any significant decline in oil and gas prices could have a material adverse effect on the Company’s liquidity, operations and financial condition.

The Company could be adversely affected by increased costs of service providers utilized by the Company.

In accordance with customary industry practice, the Company has relied and will rely on independent third party service providers to provide most of the services necessary to drill new wells, including drilling rigs and related equipment and services, horizontal drilling equipment and services, trucking services, tubulars, fracing and completion services and production equipment. The industry has experienced significant price fluctuations for these services during the last year and this trend is expected to continue into the future.  These cost uncertainties could, in the future, significantly increase the Company’s development costs and decrease the return possible from drilling and development activities, and possibly render the development of certain proved undeveloped reserves uneconomical.

The Company is subject to numerous drilling and operating risks.

Oil and gas drilling activities are subject to numerous risks, many of which are beyond the Company’s control. The Company’s operations may be curtailed, delayed or canceled as a result of title problems, weather conditions, compliance with governmental requirements, mechanical difficulties and shortages or delays in the delivery of equipment. In addition, the Company’s properties may be susceptible to hydrocarbon drainage from production by other operators on adjacent properties. Industry operating risks include the risk of fire, explosions, blow-outs, pipe failure, abnormally pressured formations and environmental hazards such as oil spills, gas leaks, ruptures or discharges of toxic gases, the occurrence of any of which could result in substantial losses to the Company due to injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, clean-up responsibilities, regulatory investigation and penalties and suspension of operations.

The Company’s insurance policies may not adequately protect the Company against certain unforeseen risks.

In accordance with customary industry practice, when the Company again begins conducting drilling operations, the Company intends to maintain insurance against some, but not all, of the risks described herein. There can be no assurance that any insurance will be adequate to cover the Company’s losses or liabilities. The Company cannot predict the continued availability of insurance, or its availability at premium levels that justify its purchase.

The Company is subject to various environmental risks, and governmental regulation relating to environmental matters.

The Company is subject to a variety of federal, state and local governmental laws and regulations related to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous materials. These regulations subject the Company to increased operating costs and potential liability associated with the use and disposal of hazardous materials. Although these laws and regulations have not had a material adverse effect on the Company’s financial condition or results of operations, there can be no assurance that the Company will not be required to make material expenditures in the future.  Moreover, the Company anticipates that such laws and regulations will become increasingly stringent in the future, which could lead to material costs for environmental compliance and remediation by the Company. Any failure by the Company to obtain required permits for, control the use of, or adequately restrict the discharge of hazardous substances under present or future regulations could subject the Company to substantial liability or could cause its operations to be suspended. Such liability or suspension of operations could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company’s activities are subject to extensive governmental regulation. Oil and gas operations are subject to various federal, state and local governmental regulations that may be changed from time to time in response to economic or political conditions. From time to time, regulatory agencies have imposed price controls and limitations on production in order to conserve supplies of oil and gas. In addition, the production, handling, storage, transportation and disposal of oil and gas, by-products thereof and other substances and materials produced or used in connection with oil and gas operations are subject to regulation under federal, state and local laws and regulations primarily relating to protection of human health and the environment. To date, expenditures related to complying with these laws and for remediation of existing environmental contamination have not been significant in relation to the operations of the Company. There can be no assurance that the trend of more expansive and stricter environmental legislation and regulations will not continue.

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

The Company currently depends on the Company’s Chief Executive Officer and President.

The Company is dependent on the experience, abilities and continued services of its current Chief Executive Officer, J. C Whorton, Jr., and its current President, Michael R. Morrisett, both of which currently serve the Company without being compensated.  The loss or reduction of services of either Mr. Whorton or Mr. Morrisett could have a material adverse effect on the Company.

There has been a limited public trading market for the Company’s Common Stock, and there can be no assurance that an active trading market will be sustained.

There can be no assurance that the Common Stock will trade at or above any particular price in the public market, if at all. The trading price of the Common Stock could be subject to significant fluctuations in response to variations in quarterly operating results or even mild expressions of interest on a given day. Accordingly, the Common Stock could experience substantial price changes in short periods of time. Even if the Company is performing according to its plan and there is no legitimate company-specific financial basis for this volatility, it must still be expected that substantial percentage price swings will occur in the Company’s Common Stock for the foreseeable future.

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

The Company’s Common Stock may be subject to secondary trading restrictions related to penny stocks.

Certain transactions involving the purchase or sale of Common Stock of the Company may be affected by a SEC rule for “penny stocks” that imposes additional sales practice burdens and requirements upon broker-dealers that purchase or sell such securities. For transactions covered by this penny stock rule, broker-dealers must make certain disclosures to purchasers prior to purchase or sale. Consequently, the penny stock rule may impede the ability of broker-dealers to purchase or sell the Company’s securities for their customers and the ability of persons now owning or subsequently acquiring the Company’s securities to resell such securities.

RESULTS OF OPERATIONS

GENERAL TO ALL PERIODS

The Company’s primary business is the exploration and development of oil and gas interests. The Company has incurred significant losses from operations, and there is no assurance that it will achieve profitability or obtain funds necessary to finance its operations.

For all periods presented, the Company’s effective tax rate is 0%. The Company has generated net operating losses since inception, which would normally reflect a tax benefit in the statement of operations and a deferred asset on the balance sheet. However, because of the current uncertainty as to the Company’s ability to achieve profitability, a valuation reserve has been established that offsets the amount of any tax benefit available for each period presented in the statements of operations.

TWELVE MONTH PERIOD ENDED DECEMBER 31, 2014, COMPARED TO TWELVE MONTH PERIOD ENDED DECEMBER 31, 2013

For the twelve months ended December 31, 2014 and 2013, sales revenue was $0.  The Company does not have any producing wells at this time.

Production and operating expenses decreased $869 to $35,887 for the twelve months ended December 31, 2014, from $36,756 for the same period in 2013.

General and administrative expenses decreased by $36,741 to $154,326 for the twelve months ended December 31, 2014, from $191,067 for the same period in 2013. The decrease was primarily due costs associated with an annual meeting of the stockholders, which was held in 2013, but not in 2014 and lower salary costs in 2014.

Lease abandonment expenses increased by $31,750 in 2014 to $31,750 for the twelve months ended December 31, 2014 from $0 for the same period in 2013. The increase was due to the re-assignment by the Company of the South Okie leases in 2014.

Loss on transfer of assets increased by $11,471 in 2014 to $11,471 for the twelve months ended December 31, 2014 from $0 for the same period in 2013. The increase in 2014 was due to the difference in carrying value of the Gabbs Valley leases compared to amounts owed to the Albert E. Whitehead Living Trust at the date of transfer in satisfaction of amounts owed.

Interest expense increased by $3,151 in 2014 to $3,151 for the twelve months ended December 31, 2014 from $0 for the same period in 2013. The increase was due to interest on loans from the Albert E. Whitehead Living Trust in 2014 which was not incurred in 2013.

For the reasons discussed above, net loss increased $8,762 from $(227,823) for the twelve months ended December 31, 2013, to $(236,585) for the twelve months ended December 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

As of December 31, 2014, the Company had $82 of cash on hand.  Subsequent to December 31, 2014, the Company completed a private placement to accredited investors for an aggregate purchase price of $135,000.  The Company expects to incur costs of approximately $7,500 per month relating to general administrative and other expenses.  In order to sustain the Company’s operations on a long term basis, the Company intends to pursue equity and/or debt financing.

REVERSE STOCK SPLIT

On July 30, 2013, the Company filed a certificate of amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware in order to effectuate a reverse stock split of the Company’s issued and outstanding common stock, par value $0.001 per share, at a reverse stock split ratio of 1-for-12, which was effective as of August 12, 2013 (the “Reverse Stock Split”).

The par value and other terms of Company’s common stock were not be affected by the Reverse Stock Split.

As a result of the Reverse Stock Split, every twelve shares of the Company’s pre-reverse split common stock were be combined and reclassified into one share of the Company’s common stock.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Because estimates and assumptions require significant judgment, future actual results could differ from those estimates and could have a significant impact on the Company’s results of operations, financial position and cash flows. The Company re-evaluates its estimates and assumptions at least on a quarterly basis. The following policies may involve a higher degree of estimation and assumption:

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

All costs related to unsuccessful exploratory wells are expensed when such wells are determined to be non-productive and other exploration costs, including geological and geophysical costs, are expensed as incurred. The application of the successful efforts method of accounting requires management’s judgment to determine the proper designation of wells as either developmental or exploratory, which will ultimately determine the proper accounting treatment of the costs incurred. The results from a drilling operation can take considerable time to analyze, and the determination that commercial reserves have been discovered requires both judgment and application of industry experience. Wells may be completed that are assumed to be productive and actually deliver oil and gas in quantities insufficient to be economic, which may result in the abandonment of the wells at a later date. The evaluation of oil and gas leasehold acquisition costs requires management’s judgment to estimate the fair value of exploratory costs related to drilling activity in a given area.

Impairment of unproved oil and gas properties - Capitalized drilling costs are reviewed periodically for impairment. Costs related to impaired prospects or unsuccessful exploratory drilling are charged to expense. Management’s assessment of the results of exploration activities, commodity price outlooks, planned future sales or expiration of all or a portion of such leaseholds impact the amount and timing of impairment provisions. An impairment expense could result if oil and gas prices decline in the future as it may not be economic to develop some of these unproved properties.

Estimates of future dismantlement, restoration, and abandonment costs - the Company  accounts for future abandonment costs of wells and related facilities in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting for Asset Retirement Obligations.  Under this method of accounting, the accrual for future dismantlement and abandonment costs is based on estimates of these costs for each of the Company’s properties based upon the type of production structure, reservoir characteristics, depth of the reservoir, market demand for equipment, currently available procedures and consultations with construction and engineering consultants. Because these costs typically extend many years into the future, estimating these future costs is difficult and requires management to make estimates and judgments that are subject to future revisions based upon numerous factors, including changing technology and the political and regulatory environment and, estimates as to the proper discount rate to use and timing of abandonment.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements of the Company are set forth on pages 20 through 30 at the end of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIALDISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation under the supervision of the Company’s Chief Executive Officer and President (and principal financial officer) of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rules 13a - 15(e) and 15d - 15(e).  Based on this evaluation, the Company’s Chief Executive Officer and President (and principal financial officer) has concluded that the disclosure controls and procedures as of the end of the period covered by this report are effective.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s Chief Executive Officer and President (and principal financial officer) are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended.  The Company’s internal controls were designed to provide reasonable assurance as to the reliability of the Company’s financial reporting and the preparation of the financial statements for external purposes in accordance with generally accepted accounting principles in the United States.

Due to inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of control effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s Chief Executive Officer and President (and principal financial officer) made an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014.  In making this assessment, the Company’s Chief Executive Officer and President (and principal financial officer) used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992.  Based on this assessment, the Company’s Chief Executive Officer and President (and principal financial officer) concluded that as of December 31, 2014, the Company’s internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the SEC, which only require management’s report in this annual report.

Changes on Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting identified in connection with the Company’s evaluation of disclosure controls and procedures which occurred during the Company’s last fiscal quarter (the fourth fiscal quarter in the case of an annual report) that has materially affected or that is reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following lists the directors and executive officers of the Company:

Name	Age	Position
J. C. Whorton, Jr.	64	Director, Chairman & Chief Executive Officer
Michael R. Morrisett	51	Director & President
__________________
Directors hold office until their successors are elected by the stockholders of the Company and qualified.  Executive officers serve at the pleasure of the Board of Directors.

J. C. Whorton, Jr.

Mr. Whorton has served as the Company’s Chairman of the Board and Chief Executive Officer since January 19, 2015.  Mr. Whorton holds a Bachelors of Art, Political Science from the University of Oklahoma and Masters of Administration, Public Administration, from Oklahoma City University.  He has over thirty-eight years of experience spanning all segments of the energy value chain from both the physical and financial perspective.  From 2002 to the present, Mr. Whorton has served as the Managing Director of StratCom Advisors LLC, which is a land services and energy management consulting firm.

Michael R. Morrisett

Mr. Morrisett has served as a director of the Company and as the Company’s President since January 19, 2015.  Mr. Morrisett has over 25 years of experience in investment banking and considerable experience in the management of non-operated oil and gas operations.  From November 2012 to the present, Mr. Morrisett has served Total Energy Partners Funds, an investment fund engaged in the ownership of non-operated oil and gas working interests, in several capacities, including as a partner.  Form May 2011, to July 2013, Mr. Morrisett served in several roles at Osage Investments, Inc., a FINRA member investment banking firm, initially as Head of Investment Banking, and then later as President.  From April 2010 to December 2012, Mr. Morrisett served as Vice President of Investment Banking of Equity Station, Inc., a FINRA member investment banking firm.  Prior to 2010, Mr. Morrisett served in various executive capacities at other investment banking firms and oil and gas concerns

Identification of Audit Committee; Audit Committee Financial Expert

As of December 31, 2014, the Company had not established any committees (including an audit committee) because of the small size of its Board of Directors.  As such, the Company does not have an audit committee or an audit committee financial expert serving on such committee.  As of December 31, 2014, the entire Board of Directors essentially serve as the Company’s audit committee.

Code of Ethics

The Company has adopted a Code of Ethics that applies to all of the Company’s directors and employees, including the Company’s principal executive officer, principal financial officer and principal accounting officer or persons performing similar functions.  The Company undertakes to provide any person without charge, upon request, a copy of the Code of Ethics.  Requests may be directed to Empire Petroleum Corporation, 165 S. Union Blvd., Union Tower, Suite 360, Lakewood, CO, or by calling (720) 627-5641.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, executive officers, and persons who beneficially own more than 10 percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company.

Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on review of the copies of such reports furnished to the Company and any written representations that in other reports were required during the year ended December 31, 2014, to the Company’s knowledge, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners during the year ended December 31, 2014 were complied with on a timely basis.

ITEM 11.	EXECUTIVE COMPENSATION.

The Board of Directors does not have a Compensation Committee.

Executive Compensation

During the last two completed fiscal years, no executive officer received a salary or any other benefits as a part of executive compensation.  The Company’s only named executive officer during 2014, Albert E. Whitehead, does not hold any stock options and has not received any other award under an equity incentive plan.

Additionally, Messrs. Whorton and Morrisett have indicated that other than with respect to the possible issuance of stock options or other awards under the Company’s equity incentive plan as are ordinarily awarded to executive officers and members of the board of directors of companies similar to the Company, they do not expect to be compensated for serving as executive officers or directors of the Company in the immediate foreseeable future.  This could change at such time as the business and revenues of the Company justify such a change.

Director Compensation

No Director received compensation or any other benefits from the registrant during the last completed fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2014, the Company had two equity incentive plans under which equity securities were authorized for issuance to the Company’s directors, officers, employees and other persons who performed substantial services for or on behalf of the Company.  The “1995 Stock Option Plan”, which expired in May 2005, remains only to the extent necessary to govern outstanding options issued under the Plan. At the Company’s 2006 Annual Meeting of Stockholders, the stockholders approved the “2006 Stock Incentive Plan”, which authorizes granting up to 5,000,000 options for up to 5,000,000 shares of the Company’s Common Stock.

The following table provides certain information relating to the 1995 Stock Option Plan and the 2006 Stock Incentive Plan as of December 31, 2014, adjusted for the 2013 reverse stock split:

	(a)	(b)	(c)
Number of securities
remaining available
for future
	Number of securities		issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options	outstanding options	securities reflected
Plan Category	and rights	and rights	in column (a)

Equity compensation plans
approved by security
holders	6,250	$2.56	4,993,750

Equity compensation plans
not approved by security
holders	N/A	N/A	N/A

TOTAL	6,250		4,993,750

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our Common Stock as of March 1, 2015 for:

* each person who is known to own beneficially more than 5% of our outstanding Common Stock;

* each of our executive officers and directors; and

* all executive officers and directors as a group.

The percentage of beneficial ownership for the following table is based on 8,710,609 shares of Common Stock outstanding as of March 1, 2015.

Unless otherwise indicated below, to the Company’s knowledge, all persons and entities listed below have sole voting and investment power over their shares of Common Stock.

	Amount and nature of
Name and address of beneficial owner	beneficial ownership	Percent of class (1)

J. C. Whorton, Jr.	1,659,194 (2)	19.0%
Chairman of the Board and CEO
165 S. Union Blvd., Suite 360
Lakewood, CO 80228

Michael R. Morrisett	1,659,194 (2)	19.0%
Directors and President
4870 S Lewis Ave. Suite 250
Tulsa, Oklahoma 74105

Albert E. Whitehead	2,500 (3)	0.0%
Former Chairman of the Board
and Chief Executive Officer
3214 E. 73rd Street
Tulsa, OK 74136-5927

Montague H. Hackett, Jr.	0	0.0%
Former Director
550 Park Avenue
New York, NY 10065

Kevin R. Seth	50,926 (4)	0.6%
Former Director
c/o Edgewood Management LLC
350 Park Avenue
New York, NY 10022

Empire Petroleum Holdings, LLC	3,687,098	42.3%
3803 S. Trenton Ave.
Tulsa, OK 74105

All current directors and executive officers as a group (2 persons)	3,318,388	38.1%

(1)   The percentage ownership for each person is calculated in accordance with the rules of the SEC, which provide that any shares a person is deemed to beneficially own by virtue of having a right to acquire shares upon the conversion of options or other rights are considered outstanding solely for purposes of calculating such person’s percentage ownership.

(2)  Mr. Whorton and. Mr Morrisett each own 45% of the outstanding membership interests in Empire Petroleum Holdings, LLC (“Holdings”).  Holdings owns 3,687,098 shares of common stock of the Company.  Mr. Whorton and Mr. Morrisett are each therefore deemed to beneficially own 1,659,194 shares of common stock of the Company.

(3)  This number includes 2,500 shares owned by Mr. Whitehead’s grandchildren for which he acts as custodian.  Mr. Whitehead disclaims any interest in the shares owned by owned by his grandchildren.

(4)  This number includes (i) 21,164 shares directly owned by Mr. Seth; and (ii) 29,762 shares held by Edgewood Management LLC Retirement plan F/B/O Kevin R. Seth.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Director Independence

Because of the small size of the Company’s Board of Directors, the Company has not established any committees.  Rather, the entire Board acts as, and performs the same functions as, the audit committee, compensation committee and nominating committee.  Neither Mr. Whorton nor Mr. Morrisett is considered “independent” within the meaning of Rule 5605(a)(2) of the NASDAQ listing standards.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of the fees billed or to be billed to the Company by HoganTaylor LLP, the Company’s independent registered public accounting firm, for professional services rendered for the fiscal years ended December 31, 2014 and December 31, 2013:

Fee Category	Fiscal 2014 Fees	Fiscal 2013 Fees

Audit Fees (1)	$30,250	$30,250
Audit - Related Fees (2)	0	0
Tax Fees	0	0
All Other Fees (3)	0	0

Total Fees	$30,250	$30,250

(1)  Audit Fees consist of aggregate fees billed for professional services rendered for the audit of the Company’s annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2014 and December 31, 2013, respectively.

 (2)  Audit-Related fees consist of aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.”

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)      (1)          Financial Statements
          The financial statements under this item are included in Item 8 of Part II.

           (2)         Schedules
                          NONE

           (3)         Exhibits

Exhibit No.	Description
3.1
Articles of Incorporation of the Company, as amended (incorporated herein by reference to Exhibit 3.1 of the Company’s Form 10-QSB for the period ended September 30, 1995, which was filed November 6, 1995).

3.2	Certificate of Amendment to Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K dated May 31, 2012, which was filed on June 1, 2012).

3.3	Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company’s Form 10-QSB for the period ended March 31, 1998, which was filed May 15, 1998).

10.1	1995 Stock Option Plan (incorporated herein by reference to Appendix A of the Company’s Form DEFS 14A dated June 13, 1995, which was filed June 14, 1995).

10.2	Form of Stock Option Agreement (incorporated herein by reference to Exhibit 10(g) of the Company’s Form 10-KSB for the year ended December 31, 1995, which was filed March 29, 1996).

10.3	2006 Stock Incentive Plan (incorporated herein by reference to Exhibit A to the Company’s 2006 Proxy Statement on Schedule 14A dated May 10, 2006).

10.4	Form of Non-qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K dated June 5, 2006, which was filed on June 9, 2006).

10.5
Form of Non-qualified Stock Option Agreement for Non-employee Directors (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K dated June 5, 2006, which was filed on June 9, 2006).

10.6	Form of Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K dated June 5, 2006, which was filed on June 9, 2006).

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of J. C. Whorton, Jr., Chief Executive Officer (submitted herewith).

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of Michael R. Morrisett, principal financial officer (submitted herewith).

32.1	Section 1350 Certification of J. C. Whorton, Jr., Chief Executive Officer (submitted herewith).

32.3	Section 1350 Certification of Michael R. Morrisett, principal financial officer (submitted herewith).

101	Financial Statements for XBRL format (submitted herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Empire Petroleum Corporation

Date: March 27, 2015	By:	/s/ J. C. Whorton, Jr.
J. C. Whorton, Jr.
Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. C. Whorton, Jr.	Director, Chairman and Chief Executive Officer	March 27, 2015
J. C. Whorton, Jr.	(principal executive officer)

/s/ Michael R. Morrisett	Director and President (principal financial	March 27, 2015
Michael R. Morrisett	officer and principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1
Articles of Incorporation of the Company, as amended (incorporated herein by reference to Exhibit 3.1 of the Company’s Form 10-QSB for the period ended September 30, 1995, which was filed November 6, 1995).

3.2	Certificate of Amendment to Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K dated May 31, 2012, which was filed on June 1, 2012).

3.3	Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company’s Form 10-QSB for the period ended March 31, 1998, which was filed May 15, 1998).

10.1	1995 Stock Option Plan (incorporated herein by reference to Appendix A of the Company’s Form DEFS 14A dated June 13, 1995, which was filed June 14, 1995).

10.2	Form of Stock Option Agreement (incorporated herein by reference to Exhibit 10(g) of the Company’s Form 10-KSB for the year ended December 31, 1995, which was filed March 29, 1996).

10.3	2006 Stock Incentive Plan (incorporated herein by reference to Exhibit A to the Company’s 2006 Proxy Statement on Schedule 14A dated May 10, 2006).

10.4	Form of Non-qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K dated June 5, 2006, which was filed on June 9, 2006).

10.5
Form of Non-qualified Stock Option Agreement for Non-employee Directors (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K dated June 5, 2006, which was filed on June 9, 2006).

10.6	Form of Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K dated June 5, 2006, which was filed on June 9, 2006).

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of J. C. Whorton, Jr., Chief Executive Officer (submitted herewith).

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of Michael R. Morrisett, principal financial officer (submitted herewith).

32.1	Section 1350 Certification of J. C. Whorton, Jr., Chief Executive Officer (submitted herewith).

32.3	Section 1350 Certification of Michael R. Morrisett, principal financial officer (submitted herewith).

101	Financial Statements for XBRL format (submitted herewith).

EMPIRE PETROLEUM CORPORATION

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT

REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of Empire Petroleum Corporation

We have audited the accompanying balance sheets of Empire Petroleum Corporation (the Company) as of December 31, 2014 and 2013, and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Empire Petroleum Corporation as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has incurred significant losses since inception.  The Company’s ability to continue as a going concern is dependent upon the existence and discovery and development of economically recoverable oil and gas reserves and is dependent upon the company obtaining necessary financing to carry out its exploration and development program.  This condition raises substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans concerning this matter are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  HOGANTAYLOR LLP
Tulsa, Oklahoma
March 27, 2015

EMPIRE PETROLEUM CORPORATION

BALANCE SHEETS

DECEMBER 31, 2014 AND 2013

	2014	2013
ASSETS

Current assets:
Cash and cash equivalents	$82	$2,926
Accounts receivable (net of allowance of $3,750)	0	0
Prepaid expenses and other current assets	0	2,200
Total current assets	82	5,126

Property & equipment less accumulated depreciation and depletion	0	223,465

Total assets	$82	$228,591

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	$228	$572
Notes payable – related party	0	91,580

Total current liabilities	228	92,152

Stockholders’ equity (deficit):
Common stock - $.001 par value 150,000,000 shares authorized,	7,630	7,630
7,630,609 shares issued and outstanding, respectively
Additional paid in capital	14,716,533	14,616,533
Accumulated deficit	(14,724,309)	(14,487,724)

Total stockholders’ equity (deficit)	(146)	136,439

Total liabilities and stockholders’ equity (deficit)	$82	$228,591

See accompanying notes to financial statements

EMPIRE PETROLEUM CORPORATION

STATEMENTS OF OPERATIONS

Years Ended December 31, 2014 and 2013

	2014	2013

Revenue:
Petroleum Sales	$0	$0

Costs and expenses:
Lease abandonment expense	31,750	0
Production and operating	35,887	36,756
General and administrative	154,326	191,067
	221,963	227,823
Operating loss	(221,963)	(227,823)

Other income and (expense):
Net loss on transfer of assets and	(11,471)	0
extinguishment of note payable
Interest expense	(3,151)	0
Total other income and (expense)	(14,622)	0

Net loss	$(236,585)	$(227,823)

Net loss per common
share, basic and diluted	$(0.03)	$(0.03)
Weighted average number of
common shares outstanding
basic and diluted	7,630,609	7,630,609

See accompanying notes to financial statements

EMPIRE PETROLEUM CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

Years ended December 31, 2014 and 2013

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balances December 31, 2012	7,630,609	$7,630	$14,566,533	$(14,259,901)	$314,262

Net loss	0	0	0	(227,823)	(227,823)

Value of services contributed by employee	0	0	50,000	0	50,000

Balances December 31, 2013	7,630,609	7,630	14,616,533	(14,487,724)	136,439

Sale of call option	0	0	50,000	0	50,000

Net loss	0	0	0	(236,585)	(236,585)

Value of services contributed by employee	0	0	50,000	0	50,000

Balances December 31, 2014	7,630,609	$7,630	$14,716,533	$(14,724,309)	$(146)

See accompanying notes to financial statements

EMPIRE PETROLEUM CORPORATION

STATEMENTS OF CASH FLOWS

Years ended December 31, 2014 and 2013

	2014	2013

Cash flows from operating activities:
Net loss	$(236,585)	$(227,823)

Adjustments to reconcile net loss to net cash used in operating activities:
Value of services contributed by employee	50,000	50,000
Net loss on transfer of assets and extinguishment of note payable	11,471	0
Lease abandonment	31,750	0

Change in operating assets and liabilities:
Accounts receivable and other assets	(14,007)	79,066
Prepaid expenses	0	(1,100)
Accounts payable and accrued liabilities	2,807	(9,563)
Net cash used in operating activities	(154,564)	(109,420)

Cash flows from financing activities:
Proceeds from call option agreement	50,000	0
Proceeds from related party note payable	101,720	91,580
Net cash provided by Financing Activities	151,720	91,580

Net increase (decrease) in cash	2,844	(17,840)

Cash - Beginning of period	2,926	20,766

Cash - End of period	$82	$2,926

Noncash Investing and Financing Activities

Note payable extinguished with transfer of assets	$193,300	$0
Transfer of property for extinguishment of note payable	$191,715	$0

See accompanying notes to financial statements

EMPIRE PETROLEUM CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2014 and 2013

General:

On July 20, 2001, Americomm Resources Corporation merged with its wholly-owned subsidiary, Empire Petroleum Corporation, and simultaneously changed the name of the corporation to Empire Petroleum Corporation (the “Company”).  Both the merger and name change were effective as of August 15, 2001.  Americomm Resources Corporation was originally incorporated in the State of Utah on the 22nd day of August 1983, as Chambers Energy Corporation. On the 7th day of March 1985, the state of incorporation was changed to Delaware by means of a merger with Americomm Corporation, a Delaware corporation formed for the purpose of effecting the said change. In July 1995, the Company changed its name to Americomm Resources Corporation.

1. Continuing operations:

The Company’s ability to continue as a going concern is dependent upon the existence and discovery and development of economically recoverable oil and gas reserves and is dependent upon the company obtaining necessary financing to carry out its exploration and development program, and upon the ability to attain future profitable production. The Company has been incurring significant losses in recent years.

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

The financial statements have been retroactively adjusted to reflect the August 12, 2013 stock split of the Company’s Common Stock (see Note 4).  Unless otherwise noted, the share and per share amounts of Common Stock and Options disclosed in these notes to the financial statement have been presented on a post-split basis.

(a) Capital assets:

The Company uses the successful efforts method of accounting for its oil and gas activities. Costs incurred are deferred until exploration and completion results are evaluated. At such time, costs of activities with economically recoverable reserves are capitalized as proven properties, and costs of unsuccessful or uneconomical activities are expensed.

Capitalized drilling costs are reviewed periodically for impairment. Costs related to impaired prospects or unsuccessful exploratory drilling are charged to expense. Management’s assessment of the results of exploration activities, commodity price outlooks, planned future sales or expiration of all or a portion of such leaseholds impact the amount and timing of impairment provisions. An impairment expense could result if oil and gas prices decline in the future as it may not be economical to develop some of these unproved properties.

(b) Per share amounts:

The Company calculates and discloses basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). The computation of basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of outstanding common shares during the period.

Diluted Earnings per Share (“EPS”) gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses.  As a result, if there is a loss from continuing operations, Diluted EPS is computed in the same manner as Basic EPS.  At December 31, 2014 and 2013, the Company had, respectively, 6,250 and 60,417 post-split options outstanding, that were not included in the calculation of earnings per share for the periods then ended.  Such financial instruments may become dilutive and would then need to be included in future calculations of Diluted EPS.  At December 31, 2014 and 2013, the outstanding options were considered anti-dilutive since the strike prices were above the market price and since the Company has incurred losses year to date.

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

(f) Obligations associated with the retirement of assets:

The Company follows Financial Accounting Standards Board (FASB) guidance on accounting for asset retirement obligations, which among other matters, addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This guidance requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred, with the associated asset retirement cost capitalized as part of the related asset and allocated to expense over the asset’s useful life.  The Company applies its analysis to producing wells.

(g) Recent Accounting Pronouncements:

FASB periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. The Company has reviewed the recently issued pronouncement and concluded that the following new accounting standard is applicable:

In May 2014, the FASB issued ASU No. 2014-09: “Revenue from Contracts with Customers (Topic 606)”.  This guidance was issued to clarify the principles for recognizing revenue and develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards (“IFRS”).  The guidance is effective for the fiscal years and interim periods within those years beginning after December 15, 2016.  Management is evaluating the impact that ASU No. 2014-09 will have on the Company’s financial statements.

3. Property and equipment:

In 2003, the Company acquired a 10% interest in the Gabbs Valley Prospect of Western Nevada by issuing 166,667 shares of Company stock. The Company has recorded its investment at $200,000. In 2005, the Company conducted a seismic survey of the Gabbs Valley Prospect.  Based on the results of the seismic survey, during 2006, the Company entered into an agreement to increase its working interest in the prospect to 40% by paying $675,000 plus 55% of the drilling costs through completion.  The Company contracted a drilling rig, which commenced drilling the Empire Cobble Cuesta 1-12-12N-34E, Nye County, Nevada in September 2006.  After reaching a depth of 5,195 feet the Company ceased drilling operations, ran electronic logs, installed a wellhead, and conditioned the hole so that it might be re-entered or deepened at a later date.  In April 2007, the Company re-entered the well and based on the results of drill stem tests, determined that the formation was very sensitive to the mud and water used in drilling the test well, causing clogs in the formation to swell which prevented any oil which might be present to flow into the well bore.  The total gross acres of this prospect was increased to 92,826 acres by the acquisition of 30,917 acres from the U.S. Department of Interior in June 2006, at a cost of $36,689, the acquisition of 9,943.91 acres in September 2008, at a cost of $13,025 and the acquisition of 7,680 acres in September 2009, at a cost of $12,615.  The Company increased its interest to 57% in the prospect leases in 2007 when one of the joint participants elected to surrender its 30% interest.  The Company and the remaining joint owners assumed liabilities of approximately $68,000 to acquire the interest.

In 2010, the Company drilled a test well in the Paradise Unit of the Gabbs Valley Prospect to a depth of 4,250 feet.  The well produced small amounts of oil containing paraffin which may have restricted oil flow.  A co-owner of the lease elected to take over the lease and well, including remediation of the site and as of December 31, 2010, the Company had expensed $2,255,493 of intangible drilling costs related to the Paradise Unit test well.  Also in 2010, the Company sold a 7% working interest in the Gabbs Valley Prospect for $700,000.  In December 2011, the Company acquired leases on 3,840 acres of undeveloped land in Nye County, Nevada, which are a part of the Gabbs Valley Prospect.  As of December 31, 2012, the Gabbs Valley Prospect consisted of approximately 34,186 gross acres of federal leases located in Nye County, Nevada, of which the Company owned a 50% working interest in 30,346 gross acres and an 88.5% in 3,840 gross acres.

On December 30, 2014 the Company exchanged its leasehold interests in the Gabbs Valley Prospect in exchange for the debt owed to the Albert E. Whitehead Living Trust. See Note 9.

The Company’s other property and equipment, totaling $2,561 at December 31, 2013, consists entirely of office furniture, fixtures and equipment, which are fully depreciated.

4.  Capital Stock:

At the Company’s annual stockholders’ meeting on July 10, 2013, stockholders approved a proposal to allow the Company’s Board of Directors to authorize a one-for-twelve reverse stock split.  The Board of Directors approved the reverse stock split on July 29, 2013 which became effective August 12, 2013.  The reverse split did not change the authorized number of shares of Common Stock of the Company or the par value of the Common Stock.

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

At the Company’s 2006 Annual Meeting of Stockholders, the stockholders approved the 2006 Stock Incentive Plan (the “Plan”).  The Plan permits the issuance of stock options, restricted stock awards, and performance shares to employees, officers, directors, and consultants of the Company.  Initially, and until such time as the Board creates a Compensation Committee, the Board of Directors will administer the Plan.  The total number of shares of common stock that may be issued pursuant to awards under the Plan is 5,000,000.  Under the Plan, no participant may receive awards of stock options that cover in the aggregate more than 500,000 shares of common stock in any fiscal year.  Unless terminated by the Board, or upon the granting of awards covering all of the shares subject to the Plan, the Plan shall terminate on June 5, 2016.

The Company expenses the cost of options granted over the vesting period of the option based on the grant-date fair value of the award.  For the year ended December 31, 2014 and 2013, the Company recognized no expense related to options granted under the Plan.

Fair values were estimated at the date of grants of the options for options issued in prior years, using the Black-Scholes option valuation model.  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable.  For purposes of determining the expected life of the options, the Company utilizes the Simplified Method as defined in Staff Accounting Bulletin No. 107 issued by the Securities and Exchange Commission.

In addition options valuation models require the input of highly subjective assumptions including stock price volatility.

As of December 31, 2014, there was no unrecognized compensation expense related to nonvested share-based compensation arrangements under the Plan.

A summary of the Company’s Incentive Plan as of December 31, 2014 and changes during the year is presented below:

	Pre-Split	Post-Split	Weighted Average
	Options	Options	Exercise Price

Outstanding at Beginning of Year 2013	1,245,000		$0.142

Reverse Split as of August 12, 2013	1,245,000	103,750	$1.71

Granted	0	0

Cancelled or Exercised	(520,000)	(43,333)	$1.55

Outstanding at End of Year 2013	725,000	60,417	$1.82

Granted	0	0

Cancelled or Exercised	(650,000)	(54,167)	$1.73

Outstanding at End of Year 2014	75,000	6,250	$2.56

The following table summarizes information about stock options outstanding at December 31, 2014:

	Options Outstanding		Options Exercisable
Weighted
		Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise	Outstanding	Contractual	Exercise	Exercisable	Exercise
Prices	at 12/31/14	Life	Price	at 12/31/14	Price

$1.44 - $3.12	6,250	4.71 years	$2.56	6,250	$2.56

6. Income taxes:

The provision for income taxes differs from the amount obtained by applying the Federal income tax rate of 34% to income before income taxes. The difference relates to the following items:

	2014	2013

Statutory tax rate	34%	34%

Expected tax benefit	$(80,000)	$(77,000)
Benefit of losses not recognized	80,000	77,000

Tax provision (benefit) as reported	$0	$0

The components of deferred income taxes at December 31, 2014 are as follows:

	2014	2013

Deferred tax assets:
Loss carry-forwards	$2,700,000	$2,500,000
Valuation allowance	(2,700,000)	(2,500,000)
	0	0
Deferred tax liabilities:
Property and equipment	0	0

Net deferred taxes	$0	$0

At December 31, 2014, the Company had net operating loss carryforwards of approximately $8,357,000 which expire beginning in 2015.

Utilization of the Company’s loss carryforwards is dependent on realizing taxable income. Deferred tax assets for these carryforwards have been reduced by a valuation allowance up to an amount equal to estimated deferred tax liability.

The Company is no longer subject to income tax examinations by tax authorities for years before 2011.  The Company is not currently the subject of any income tax examinations by any tax authorities.

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

8. Operating lease:

Until December 31, 2014, the Company leases office space under an operating lease agreement with an unrelated party.  Monthly lease payments were $1,100.

Rent expense for each of the years ended December 31, 2014 and 2013 was $13,200 and $13,200, respectively.

9.  Related Party Transactions:

During 2014 and 2013, the Whitehead Trust advanced loans to the Company in the following transactions:

•	During 2014, the Whitehead Trust advanced the Company $101,720
•	As of December 31, 2013, the Whitehead Trust loaned the Company $91,580 in exchange for the issuance of a promissory note, which accrued interest at an annual rate of four percent.

On December 30, 2014 the Company exchanged its leasehold interests in the Gabbs Valley Prospect to Mr. Whitehead in exchange for the debt owed to the Whitehead Trust. At the date of the exchange, the Company’s interest in the Gabbs Valley Prospect was recorded at $191,715. The Company also transferred its related receivables for a partner’s portion of lease rentals of $14,007 and the office lease deposit of $2,200.  The debt owed to the Whitehead Trust was recorded at $193,300 plus interest due of $3,151.

10. Subsequent Events

In February 2015, the Company raised $135,000 of net proceeds by selling 1,080,000 shares of newly issued stock along with warrants to purchase 540,000 shares of Common Stock, which subject to certain restrictions can be exercised until February 28, 2017 at an exercise price of $0.25 per share. The Company plans to use the proceeds for exploratory development and general working capital obligations.