Form 10-Q
period 2015-03-31
EMPIRE PETROLEUM CORP
filed 2015-05-15
CIK 887396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-Q
_________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

or

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

(720) 627-5641
(Registrant’s telephone number, including area code)

6506 S. LEWIS AVE., SUITE 112, TULSA, OKLAHOMA 74136-1020
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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of May 15, 2015 was 8,710,609.

EMPIRE PETROLEUM CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

EMPIRE PETROLEUM CORPORATION

BALANCE SHEETS
(UNAUDITED)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$127,438	$82
Accounts receivable	0	0
Prepaid expenses and other current assets	0	0
Total current assets	127,438	82

Property and equipment less accumulated depreciation and depletion	0	0
Total assets	$127,438	$82

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$41,609	$228
Payable to officer	200	0
Total current liabilities	41,809	228

Stockholders' equity (deficit):
Common stock - $.001 par value
authorized 150,000,000 shares,
issued and outstanding 8,710,609 and 7,630,609 respectively	8,710	7,630
Additional paid in capital	14,862,953	14,716,533
Accumulated deficit	(14,786,034)	(14,724,309)
Total stockholders' equity (deficit)	85,629	(146)
Total liabilities and stockholders' equity (deficit)	$127,438	$82

See accompanying notes to unaudited financial statements

EMPIRE PETROLEUM CORPORATION
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,

	2015	2014
Revenue:
Petroleum sales	$0	$0

Costs and expenses:
Production and operating	0	4,647
General and administrative	61,730	61,604
	61,730	66,251
Operating loss	(61,730)	(66,251)
Other income and (expenses):
Interest earned	5	0
Interest expense	0	(916)
Total other income and (expenses)	5	(916)

Net loss	$(61,725)	$(67,167)

Net loss per common share, basic & diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding basic and diluted	8,322,294	7,630,609

See accompanying notes to unaudited financial statements

EMPIRE PETROLEUM CORPORATION
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31, 2015	March 31, 2014

Cash flows from operating activities:
Net loss	$(61,725)	$(67,167)

Adjustments to reconcile net loss to net
cash used in operating activities:
Value of services contributed by officers	12,500	12,500

Change in operating assets and liabilities:
Accounts receivable and other assets	0	(66)
Prepaid expenses and other current assets	0	(1,100)
Accounts payable and accrued liabilities	41,581	8,746
Net cash used in operating activities	(7,644)	(47,087)

Cash flows from financing activities:
Proceeds from sale of option	0	50,000
Proceeds from sale of stock	135,000	0
Proceeds from related party note payable	0	13,500
Net cash provided by financing activities	135,000	63,500

Net change in cash	127,356	16,413
Cash - Beginning of period	82	2,926

Cash - End of period	$127,438	$19,339

See accompanying notes to unaudited financial statements

EMPIRE PETROLEUM CORPORATION

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2015

(UNAUDITED)

1.           BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES:

The accompanying unaudited financial statements of Empire Petroleum Corporation ("Empire" or the "Company") have been prepared in accordance with United States generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, the results of operations, and the cash flows for the interim period are included.  All adjustments are of a normal, recurring nature.  Operating results for the interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

The information contained in this Form 10-Q should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2014 which are contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on March 27, 2015.

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

The Company continues to seek partners to help it explore and develop oil and gas interests.  The ultimate recoverability of the Company's investment in oil and gas interests is dependent upon the existence and discovery of economically recoverable oil and gas reserves, the ability of the Company to obtain necessary financing to further develop the interests, and the ability of the Company to attain future profitable production.

As of March 31, 2015, the Company had $127,438 of cash on hand.  In order to sustain the Company's operations on a long-term basis, the Company continues to look for merger opportunities and consider public or private financings.

Compensation of Officers and Employees

As of March 31, 2015, the Company had no employees.  Mr. Albert E. Whitehead, the Company’s Chairman and Chief Executive Officer until January 20, 2015, devoted a considerable amount of time to the affairs of the Company and received no compensation.  On January 21, 2015, J.C. Whorton was appointed as the Company’s Chief Executive Officer and Michael R. Morrisett was appointed as the Company’s President.  Neither Mr. Whorton nor Mr. Morrisett currently receives any compensation from the Company.  The fair value of these services is estimated by management and is recognized as a capital contribution.  For the three months ended March 31, 2015 the Company recorded $12,500 as a contribution by its executive officers.

Fair Value Measurements

The Financial Accounting Standards Board ("FASB") fair value measurement standards define fair value, establish a consistent framework for measuring fair value and establish a fair value hierarchy based on the observability of inputs used to measure fair value.  The Company's primary marketable asset is cash, and it owns no marketable securities.

2.           PROPERTY AND EQUIPMENT:

As of March 31, 2015, the Company did not own any interest in oil and gas properties or equipment.  The Company disposed of its interest in Gabbs Valley Prospect effective as of December 30, 2014 and the South Okie Prospect effective as of September 10, 2014.

3.           EQUITY

Diluted Earnings per Share (“EPS”) gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses.  As a result, if there is a loss from continuing operations, Diluted EPS is computed in the same manner as Basic EPS.  At March 31, 2015 and 2014, the Company had, respectively, 546,250 and 60,417 post-split options and warrants outstanding, that were not included in the calculation of earnings per share for the periods then ended.  Such financial instruments may become dilutive and would then need to be included in future calculations of Diluted EPS.  At March 31, 2015 and 2014, the outstanding options were considered anti-dilutive since the strike prices were above the market price and since the Company has incurred losses year to date.

The company completed a private placement to seven accredited investors on dates from February 12, 2015 through February 24, 2015 of 1,080,000 shares of common stock, along with warrants to purchase up to 540,000 shares of the Company’s common stock at an exercise price of $0.25, for an aggregate price of $135,000. The warrants may be exercised at any time from the date of issuance until February 28, 2017. Proceeds of the placements were allocated $127,062 to Common Stock Warrants and $7,938 to Common Stock and Paid in Capital.  The value assigned to the warrants was determined using the Black-Scholes option valuation with the following assumptions: no dividend yield, expected annual volatility of 214%, risk free interest rate of .49% and an expected useful life of two years.

On April 23, 2015, the Company entered into an option to acquire oil & gas leases (the “Lease Option Agreement”) with certain parties (BHPP Group).  Pursuant to the Lease Option Agreement, the Company acquired the sole and exclusive option for a period of two years to enter into one or more oil and gas leases with respect to any mineral interests owned by BHPP Group Members within an area of mutual interest located in the Counties of Haakon, Meade and Pennington in the State of South Dakota (the “Area of Mutual Interest”).  The Lease Option Agreement covers approximately 150,000 gross leasable acres.  As the initial consideration under the Lease Option Agreement, the Company granted to the BHPP Group options to acquire an aggregate of 1,000,000 shares of the Company’s Common Stock, at exercise price of $0.25 per share for a period of two years from the effective date of the Lease Option Agreement.  In addition, under the Lease Option Agreement, the BHPP Group has the right to be issued additional options to acquire shares of Common Stock at an exercise price of $0.25 per share upon assisting the Company securing additional oil and gas leases within the Area of Mutual Interest.

On May 11, 2015, the Company entered into an option to acquire oil & gas leases (the “Lease Option Agreement II”) with certain parties (Anderson Brothers).  Pursuant to the Lease Option Agreement II, the Company acquired the sole and exclusive option for a period of two years to enter into one or more oil and gas leases with respect to any mineral interests owned by the Anderson Brothers within an area of mutual interest located in the Counties of Perkins and Harding in the State of South Dakota and the County of Adams, North Dakota (the “Area of Mutual Interest II”).  The Lease Option Agreement II covers approximately 10,000 gross leasable acres.  As the initial consideration under the Lease Option Agreement II, the Company granted to the Anderson Brothers options to acquire an aggregate of 250,000 shares of the Company’s Common Stock, at exercise price of $0.25 per share for a period of two years from the effective date of the Lease Option Agreement II.  In addition, under the Lease Option Agreement II, the Anderson Brothers have the right to be issued additional options to acquire shares of Common Stock at an exercise price of $0.25 per share upon assisting the Company securing additional oil and gas leases within the Area of Mutual Interest II.

4.           RELATED PARTY TRANSACTIONS

Not applicable.

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

THREE-MONTH PERIOD ENDED MARCH 31, 2015, COMPARED TO THREE-MONTH PERIOD ENDED MARCH 31, 2014.

Production and operating expenses decreased by $4,647 to $0 for the three months ended March 31, 2015, from $4,647 for the same period in 2014.  The decrease was due to the fact that there were no assets held or operated in 2015 versus 2014.

General and administrative expenses increased by $126 to $61,730 for the three months ended March 31, 2015, from $61,604 for the same period in 2014.

There was no depreciation expense attributable to the three months ended March 31, 2015 or March 31, 2014 because there are no assets in 2015 and the depreciable assets were fully depreciated in 2014.

Interest expense decreased by $916 to $0 for the three months ended March 31, 2015 from $916 for the same period in 2014.  The decrease was due to no outstanding notes payable to the Company’s CEO in 2015 versus 2014.

For the reasons discussed above, net loss decreased by $5,442 from $(67,167) for the three months ended March 31, 2014, to $(61,725) for the three months ended March 31, 2015.

RECENTLY ISSUED ACCOUNTING STANDARDS

The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting.  The following is a summary of recent accounting pronouncements that are relevant to the Company:

In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40)": Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The guidance requires an entity to evaluate whether there are conditions or events, in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the financial statements are available to be issued when applicable) and to provide related footnote disclosures in certain circumstances. The guidance is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early application is permitted. The Company is currently evaluating the impact of the adoption of ASU 2014-15.

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

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

As of March 31, 2015, the Company had $127,438 of cash on hand.  The Company believes that its cash on hand will allow it to finance its operations for the next twelve months.  In order to sustain the Company's operations on a long-term basis, the Company continues to look for merger opportunities and consider public or private financings.

OUTLOOK

On April 23, 2015, the Company entered into an option to acquire oil & gas leases (the “Lease Option Agreement”) with Dennis Anderson, Lazy BS, LLP, a South Dakota limited liability partnership, Boot Jack Partnership, a South Dakota general partnership, Stan Anderson, Bart Cheney, Scot Eisenbraun, Jem Kjerstad, Kem Kjerstad, Kent Kjerstad and Kevin Kjerstad (collectively, the “BHPP Group” and, individually, a “BHPP Group Member”).  The Lease Option Agreement has an effective date of April 14, 2015.  Pursuant to the Lease Option Agreement, the Company acquired the sole and exclusive option for a period of two years to enter into one or more oil and gas leases with respect to any mineral interests owned by BHPP Group Members within an area of mutual interest located in the Counties of Haakon, Meade and Pennington in the State of South Dakota (the “Area of Mutual Interest”).  The Lease Option Agreement covers approximately 150,000 gross leasable acres.

As the initial consideration under the Lease Option Agreement, the Company granted to the BHPP Group options to acquire an aggregate of 1,000,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at exercise price of $0.25 per share for a period of two years from the effective date of the Lease Option Agreement.  In addition, under the Lease Option Agreement, the BHPP Group has the right to be issued additional options to acquire shares of Common Stock at an exercise price of $0.25 per share upon assisting the Company securing additional oil and gas leases within the Area of Mutual Interest.

For more information regarding the Lease Option Agreement, please see the Company’s Current Report on Form 8-K filed on April 23, 2015.

On May 11, 2015, the Company entered into an option to acquire oil & gas leases (the “Lease Option Agreement II”) with Dennis Anderson, and Stan Anderson, (collectively, the “Anderson Brothers” and, individually, as an “Anderson Brother”).  The Lease Option Agreement II has an effective date of April 30, 2015.  Pursuant to the Lease Option Agreement II, the Company acquired the sole and exclusive option for a period of two years to enter into one or more oil and gas leases with respect to any mineral interests owned by Anderson Brothers within an area of mutual interest located in the Counties of Perkins and Harding in the State of South Dakota and the County of Adams, North Dakota (the “Area of Mutual Interest II”).  The Lease Option Agreement II covers approximately 10,000 gross leasable acres.

As the initial consideration under the Lease Option Agreement II, the Company granted to the Anderson Brothers options to acquire an aggregate of 250,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at exercise price of $0.25 per share for a period of two years from the effective date of the Lease Option Agreement II.  In addition, under the Lease Option Agreement II, the Anderson Brothers have the right to be issued additional options to acquire shares of Common Stock at an exercise price of $0.25 per share upon assisting the Company securing additional oil and gas leases within the Area of Mutual Interest II.

For more information regarding the Lease Option Agreement II, please see the Company’s Current Report on Form 8-K filed on May 11, 2015.

The Company is planning to begin extensive geological and geophysical studies of the two above listed prospects to identify potential areas for seismic surveys, geochemical imaging surveys and satellite and gravity studies.   Once the studies are completed, geological and engineering consultants will be utilized to “high-grade” certain areas for prospect development.  Once favorable drilling prospects are identified, the Company will pursue suitable joint venture partners for well and field development.

The Company is also actively pursuing the acquisition of non-operated working interests.  It is anticipated that such acquisitions will be financed through equity and debt and transactions.

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q, including this section, includes certain statements that may be deemed "forward-looking statements" within the meaning of federal securities laws.  All statements, other than statements of  historical facts, that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including future sources of financing and other possible business developments, are forward-looking statements.  Such statements are subject to a number of assumptions, risks and uncertainties and could be affected by a number of different factors, including the Company's failure to secure short and long-term financing necessary to sustain and grow its operations, increased competition, changes in the markets in which the Company participates and the technology utilized by the Company and new legislation regarding environmental matters.  These risks and other risks that could affect the Company's business are more fully described in reports it files with the SEC, including its Form 10-K for the fiscal year ended December 31, 2014.  Actual results may vary materially from the forward-looking statements.

The Company undertakes no duty to update any of the forward-looking statements in this Form 10-Q.

MATERIAL RISKS

The Company has incurred significant losses from operations and there is no assurance that it will achieve profitability or obtain the funds necessary to finance continued operations.  For other material risks, see the Company's Form 10-K for the period ended December 31, 2014, which was filed on March 27, 2015

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation under the supervision of the Company's Principal Executive Officer (and principal financial officer) of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Company's Principal Executive Officer (and principal financial officer) have concluded that the disclosure controls and procedures as of the end of the period covered by this report are effective. During the period covered by this report, there was no change in the Company's internal controls over financial reporting that has materially affected or that is reasonably likely to materially affect the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 1A. Risk Factors

Not applicable.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None.

Item 6.    Exhibits

31.1
Certification of J.C. Whorton, Jr., Chief Executive Officer pursuant to Rules 13a - 14 (a) and 15(d) - 14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(1) (31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

31.2
Certification of Michael R. Morrisett, principal financial officer pursuant to Rules 13a - 14 (a) and 15(d) - 14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(1) (31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.1	Certification of J.C. Whorton, Jr., Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).
32.2	Certification of Michael R. Morrisett, principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).
101	Financial Statements for XBRL format (submitted herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMPIRE PETROLEUM CORPORATION

Date: May 15, 2015	By:	/s/ J. C. Whorton, Jr.
J. C. Whorton, Jr.
Chief Executive Officer
(principal executive officer)

EXHIBIT INDEX

NO.	DESCRIPTION

31.1
Certification of J.C. Whorton, Jr., Chief Executive Officer pursuant to Rules 13a - 14 (a) and 15(d) - 14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(1) (31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

31.2
Certification of Michael R. Morrisett, principal financial officer pursuant to Rules 13a - 14 (a) and 15(d) - 14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(1) (31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.1	Certification of J.C. Whorton, Jr., Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).
32.2	Certification of Michael R. Morrisett, principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).
101	Financial Statements for XBRL format (submitted herewith).