Form 10-Q
period 2015-06-30
EMPIRE PETROLEUM CORP
filed 2015-08-14
CIK 887396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-Q
_________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

or

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

165 S. UNION BLVD., UNION TOWER, SUITE 360, LAKEWOOD, COLORADO 80228
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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of August 14, 2015 was 8,710,609.

EMPIRE PETROLEUM CORPORATION

PART I.   FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

EMPIRE PETROLEUM CORPORATION
BALANCE SHEETS

	June 30, 2015	December 31, 2014
ASSETS	(UNAUDITED)

Current assets:
Cash	$62,432	$82
Total current assets	62,432	82

Lease options	181,475	0

Total assets	$243,907	$82

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	$0	$228
Total current liabilities	0	228

Stockholders' equity (deficit):
Common stock-$.001 par value authorized 150,000,000 shares,
issued and outstanding 8,710,609 and 7,630,609 respectively	8,710	7,630
Additional paid in capital	15,056,928	14,716,533
Accumulated deficit	(14,821,731)	(14,724,309)

Total stockholders' equity (deficit)	243,907	(146)

Total liabilities and stockholders' equity (deficit)	$243,907	$82

See accompanying notes to unaudited financial statements

EMPIRE PETROLEUM CORPORATION
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2015	2014	2015	2014
Revenue:
Petroleum sales	$0	$0	$0	$0

Costs and expenses:
Production and operating	0	276	0	4,923
General and administrative	35,706	32,958	97,436	94,562
	35,706	33,234	97,436	99,485
Operating loss	(35,706)	(33,234)	(97,436)	(99,485)
Other income and (expenses):
Interest earned	9	0	14	0
Interest expense	0	(935)	0	(1,851)
Total other income and (expenses)	9	(935)	14	(1,851)

Net loss	$(35,697)	$(34,169)	$(97,422)	$(101,336)

Net loss per common share, basic & diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	8,710,609	7,630,609	8,518,609	7,630,609

See accompanying notes to unaudited financial statements

EMPIRE PETROLEUM CORPORATION
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30, 2015	June 30, 2014

Cash flows from operating activities:
Net loss	$(97,422)	$(101,336)

Adjustments to reconcile net loss to net cash used in operating activities:
Value of services contributed by officers	25,000	25,000

Change in operating assets and liabilities:
Accounts receivable and other assets	0	(67)
Prepaid expenses and other current assets	0	(1,100)
Accounts payable and accrued liabilities	(228)	1,772
Net cash used in operating activities	(72,650)	(75,731)

Cash flows from financing activities:
Proceeds from call option agreement	0	50,000
Proceeds from sale of stock	135,000	0
Proceeds from related party note payable	0	23,600
Net cash provided by financing activities	135,000	73,600

Net change in cash	62,350	(2,131)
Cash - Beginning of period	82	2,926

Cash - End of period	$62,432	$795

Supplemental Disclosure: Common stock options issued to acquire lease options	$181,475	$0

See accompanying notes to unaudited financial statements

EMPIRE PETROLEUM CORPORATION
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2015
(UNAUDITED)

1.           BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

As of June 30, 2015, the Company had $62,432 of cash on hand.  In order to sustain the Company's operations on a long-term basis, the Company continues to look for merger opportunities and consider public or private financings.

Compensation of Officers and Employees

As of June 30, 2015, the Company had no employees.  Mr. Albert E. Whitehead, the Company’s Chairman and Chief Executive Officer until January 20, 2015, devoted a considerable amount of time to the affairs of the Company and received no compensation.  On January 21, 2015, J.C. Whorton was appointed as the Company’s Chief Executive Officer and Michael R. Morrisett was appointed as the Company’s President.  Neither Mr. Whorton nor Mr. Morrisett currently receives any compensation from the Company.  The fair value of these services is estimated by management and is recognized as a capital contribution.  For the six months ended June 30, 2015 the Company recorded $25,000 as a contribution by its executive officers.

Fair Value Measurements

The Financial Accounting Standards Board ("FASB") fair value measurement standards define fair value, establish a consistent framework for measuring fair value and establish a fair value hierarchy based on the observability of inputs used to measure fair value.  The Company's primary marketable asset is cash, and it owns no marketable securities.

2.           PROPERTY AND EQUIPMENT

As of June 30, 2015, the Company did not own any interest in oil and gas properties or equipment.  The Company disposed of its interest in Gabbs Valley Prospect effective as of December 30, 2014 and the South Okie Prospect effective as of September 10, 2014.

3.           EQUITY

Diluted Earnings per Share (“EPS”) gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses.  As a result, if there is a loss from continuing operations, Diluted EPS is computed in the same manner as Basic EPS.  At June 30, 2015 and 2014, the Company had, respectively, 1,796,250 and 60,417 post-split options and warrants outstanding that were not included in the calculation of earnings per share for the periods then ended.  Such financial instruments may become dilutive and would then need to be included in future calculations of Diluted EPS.  At June 30, 2015 and 2014, the outstanding options were considered anti-dilutive since the strike prices were above the market price and since the Company has incurred losses year to date.

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

Effective April 8, 2015, the Company entered into an option to acquire oil & gas leases (the “Lease Option Agreement”) with certain parties (BHPP Group).  Pursuant to the Lease Option Agreement, the Company acquired the sole and exclusive option for a period of two years to enter into one or more oil and gas leases with respect to any mineral interests owned by BHPP Group Members within an area of mutual interest located in the Counties of Haakon, Meade and Pennington in the State of South Dakota (the “Area of Mutual Interest”).  The Lease Option Agreement covers approximately 150,000 gross leasable acres.  As the initial consideration under the Lease Option Agreement, the Company granted to the BHPP Group options to acquire an aggregate of 1,000,000 shares of the Company’s Common Stock, at exercise price of $0.25 per share for a period of two years from the effective date of the Lease Option Agreement.  In addition, under the Lease Option Agreement, the BHPP Group has the right to be issued additional options to acquire shares of Common Stock at an exercise price of $0.25 per share upon assisting the Company securing additional oil and gas leases within the Area of Mutual Interest. The value assigned to the stock options was determined using the Black-Scholes option valuation with the following assumptions: no dividend yield, expected annual volatility of 147%, risk free interest rate of .54% and an expected useful life of two years. The value of the stock options was allocated $150,200 to Paid in Capital with an offsetting allocation of $150,200 to the Lease Options.

Effective April 30, 2015, the Company entered into an option to acquire oil & gas leases (the “Lease Option Agreement II”) with certain parties (Anderson Brothers).  Pursuant to the Lease Option Agreement II, the Company acquired the sole and exclusive option for a period of two years to enter into one or more oil and gas leases with respect to any mineral interests owned by the Anderson Brothers within an area of mutual interest located in the Counties of Perkins and Harding in the State of South Dakota and the County of Adams, North Dakota (the “Area of Mutual Interest II”).  The Lease Option Agreement II covers approximately 10,000 gross leasable acres.  As the initial consideration under the Lease Option Agreement II, the Company granted to the Anderson Brothers options to acquire an aggregate of 250,000 shares of the Company’s Common Stock, at exercise price of $0.25 per share for a period of two years from the effective date of the Lease Option Agreement II.  In addition, under the Lease Option Agreement II, the Anderson Brothers have the right to be issued additional options to acquire shares of Common Stock at an exercise price of $0.25 per share upon assisting the Company securing additional oil and gas leases within the Area of Mutual Interest II. The value assigned to the stock options was determined using the Black-Scholes option valuation with the following assumptions: no dividend yield, expected annual volatility of 135%, risk free interest rate of .58% and an expected useful life of two years.  The value of the stock options was allocated $31,275 to Paid in Capital with an offsetting allocation of $31,275 to the Lease Options.

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

THREE-MONTH PERIOD ENDED JUNE 30, 2015, COMPARED TO THREE-MONTH PERIOD ENDED JUNE 30, 2014.

Production and operating expenses decreased by $276 to $0 for the three months ended June 30, 2015, from $276 for the same period in 2014.  The decrease was due to the fact that there were no assets held or operated in 2015 versus 2014.

General and administrative expenses increased by $2,748 to $35,706 for the three months ended June 30, 2015, from $32,958 for the same period in 2014.  The increase is primarily due to increased legal expenses due to the negotiation and execution of the Lease Option Agreement and Lease Option Agreement II.

There was no depreciation expense attributable to the three months ended June 30, 2015 or June 30, 2014 because there are no assets in 2015 and the depreciable assets were fully depreciated in 2014.

Interest expense decreased by $935 to $0 for the three months ended June 30, 2015 from $935 for the same period in 2014.  The decrease was due to no outstanding notes payable to the Company’s former CEO in 2015 versus 2014.

For the reasons discussed above, net loss increased by $1,528 from $(34,169) for the three months ended June 30, 2014, to $(35,697) for the three months ended June 30, 2015.

SIX-MONTH PERIOD ENDED JUNE 30, 2015, COMPARED TO SIX-MONTH PERIOD ENDED JUNE 30, 2014.

Production and operating expenses decreased by $4,923 to $0 for the six months ended June 30, 2015, from $4,923 for the same period in 2014.  The decrease was due to the fact that there were no assets held or operated in 2015 versus 2014.

General and administrative expenses increased by $2,874 to $97,436 for the six months ended June 30, 2015, from $94,562 for the same period in 2014.  The increase is primarily due to increased legal expenses due to the negotiation and execution of the Lease Option Agreement and Lease Option Agreement II.

There was no depreciation expense attributable to the six months ended June 30, 2015 or June 30, 2014 because there are no assets in 2015 and the depreciable assets were fully depreciated in 2014.

Interest expense decreased by $1,851 to $0 for the six months ended June 30, 2015 from $1,851 for the same period in 2014.  The decrease was due to no outstanding notes payable to the Company’s former CEO in 2015 versus 2014.

For the reasons discussed above, net loss decreased by $3,914 from $(101,336) for the six months ended June 30, 2014, to $(97,422) for the six months ended June 30, 2015.

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

In May 2014, the FASB issued ASU No. 2014-09: “Revenue from Contracts with Customers (Topic 606)”.  This guidance was issued to clarify the principles for recognizing revenue and develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards (“IFRS”).  The guidance is currently effective for the fiscal years and interim periods within those years beginning after October 1, 2017; however, on July 9, 2015, the FASB voted to approve a one-year deferral of the effective date.  Management is evaluating the impact that ASU No. 2014-09 will have on the Company’s financial statements.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

As of June 30, 2015, the Company had $62,432 of cash on hand.  The Company believes that its cash on hand will allow it to finance its operations for the next six months.  The Company is considering various options, including raising additional equity, in order to raise cash for evaluation of leases and continuing operations.

OUTLOOK

Effective April 8, 2015, the Company entered into an option to acquire oil & gas leases (the “Lease Option Agreement”) with Dennis Anderson, Lazy BS, LLP, a South Dakota limited liability partnership, Boot Jack Partnership, a South Dakota general partnership, Stan Anderson, Bart Cheney, Scot Eisenbraun, Jem Kjerstad, Kem Kjerstad, Kent Kjerstad and Kevin Kjerstad (collectively, the “BHPP Group” and, individually, a “BHPP Group Member”).  The Lease Option Agreement has an effective date of April 14, 2015.  Pursuant to the Lease Option Agreement, the Company acquired the sole and exclusive option for a period of two years to enter into one or more oil and gas leases with respect to any mineral interests owned by BHPP Group Members within an area of mutual interest located in the Counties of Haakon, Meade and Pennington in the State of South Dakota (the “Area of Mutual Interest”).  The Lease Option Agreement covers approximately 150,000 gross leasable acres.

As the initial consideration under the Lease Option Agreement, the Company granted to the BHPP Group options to acquire an aggregate of 1,000,000 shares of the Company’s the Common Stock, at exercise price of $0.25 per share for a period of two years from the effective date of the Lease Option Agreement.  In addition, under the Lease Option Agreement, the BHPP Group has the right to be issued additional options to acquire shares of Common Stock at an exercise price of $0.25 per share upon assisting the Company securing additional oil and gas leases within the Area of Mutual Interest.

For more information regarding the Lease Option Agreement, please see the Company’s Current Report on Form 8-K filed on April 23, 2015.

Effective April 30, 2015, the Company entered into an option to acquire oil & gas leases (the “Lease Option Agreement II”) with Dennis Anderson, and Stan Anderson, (collectively, the “Anderson Brothers” and, individually, as an “Anderson Brother”).  The Lease Option Agreement II has an effective date of April 30, 2015.  Pursuant to the Lease Option Agreement II, the Company acquired the sole and exclusive option for a period of two years to enter into one or more oil and gas leases with respect to any mineral interests owned by Anderson Brothers within an area of mutual interest located in the Counties of Perkins and Harding in the State of South Dakota and the County of Adams, North Dakota (the “Area of Mutual Interest II”).  The Lease Option Agreement II covers approximately 10,000 gross leasable acres.

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

MATERIAL RISKS

The Company has incurred significant losses from operations and there is no assurance that it will achieve profitability or obtain the funds necessary to finance continued operations.  For other material risks, see the Company's Form 10-K for the year ended December 31, 2014, which was filed on March 27, 2015

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 Not applicable.

Item 4.     CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation under the supervision of the Company's Principal Executive Officer and Principal Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Company's Principal Executive Officer and Principal Financial Officer have concluded that the disclosure controls and procedures as of the end of the period covered by this report are effective. During the period covered by this report, there was no change in the Company's internal controls over financial reporting that has materially affected or that is reasonably likely to materially affect the Company's internal control over financial reporting.

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

EMPIRE PETROLEUM CORPORATION

Date: August 14, 2015	By:	/s/ J. C. Whorton, Jr.
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