Form 10-Q
period 2015-09-30
EMPIRE PETROLEUM CORP
filed 2015-11-16
CIK 887396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-Q
_________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015

or

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of September 30, 2015 was 8,710,609.

EMPIRE PETROLEUM CORPORATION

PART I.   FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

EMPIRE PETROLEUM CORPORATION
BALANCE SHEETS

	September 30, 2015	December 31, 2014
ASSETS	(UNAUDITED)
Current assets:
Cash	$35,967	$82
Total current assets	35,967	82

Lease options	181,475	0
Total assets	$217,442	$82

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$1,250	$228
Total current liabilities	1,250	228

Stockholders' equity (deficit):
Common stock-$.001 par value authorized 150,000,000 shares, issued and outstanding 8,710,609 and 7,630,609, respectively	8,710	7,630
Additional paid in capital	15,069,428	14,716,533
Accumulated deficit	(14,861,946)	(14,724,309)
Total stockholders' equity (deficit)	216,192	(146)
Total liabilities and stockholders' equity	$217,442	$82

See accompanying notes to unaudited financial statements

EMPIRE PETROLEUM CORPORATION
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2015	2014	2015	2014
Revenue:
Petroleum sales	$0	$0	$0	$0

Costs and expenses:
Lease abandonment expense	0	31,750	0	31,750
Production and operating	0	12,082	0	17,005
General and administrative	40,220	33,436	137,656	127,998
	40,220	77,268	137,656	176,753
Operating loss	(40,220)	(77,268)	(137,656)	(176,753)
Other income and (expenses):
Interest earned	5	0	19	0
Interest expense	0	(1,300)	0	(3,151)
Total other income and (expenses)	5	(1,300)	19	(3,151)

Net loss	$(40,215)	$(78,568)	$(137,637)	$(179,904)

Net loss per common share, basic & diluted	$(0.00)	$(0.01)	$(0.02)	$(0.02)

Weighted average number of common shares outstanding, basic and diluted	8,710,609	7,630,609	8,583,550	7,630,609

See accompanying notes to unaudited financial statements

EMPIRE PETROLEUM CORPORATION
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30, 2015	September 30, 2014

Cash flows from operating activities:
Net loss	$(137,637)	$(179,904)

Adjustments to reconcile net loss to net cash used in operating activities:
Value of services contributed by officers	37,500	37,500
Lease abandonment	0	31,750

Change in operating assets and liabilities:
Accounts receivable and other assets	0	(67)
Prepaid expenses and other current assets	0	(1,100)
Accounts payable and accrued liabilities	1,022	2,391
Net cash used in operating activities	(99,115)	(109,430)

Cash flows from financing activities:
Proceeds from call option agreement	0	50,000
Proceeds from sale of stock	135,000	0
Proceeds from related party note payable	0	56,720
Net cash provided by financing activities	135,000	106,720

Net change in cash	35,885	(2,710)
Cash - Beginning of period	82	2,926

Cash - End of period	$35,967	$216

Supplemental Disclosure: Common stock options issued to acquire lease options	$181,475	$0

See accompanying notes to unaudited financial statements

EMPIRE PETROLEUM CORPORATION
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
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

As of September 30, 2015, the Company had $35,967 of cash on hand.  In order to sustain the Company's operations on a long-term basis, the Company continues to look for merger opportunities and consider public or private financings.

Compensation of Officers and Employees

As of September 30, 2015, the Company had no employees.  Mr. Albert E. Whitehead, the Company’s Chairman and Chief Executive Officer until January 20, 2015, devoted a considerable amount of time to the affairs of the Company and received no compensation.  On January 21, 2015, J.C. Whorton was appointed as the Company’s Chief Executive Officer and Michael R. Morrisett was appointed as the Company’s President.  Neither Mr. Whorton nor Mr. Morrisett currently receives any compensation from the Company.  The fair value of these services is estimated by management and is recognized as a capital contribution.  For the nine months ended September 30, 2015 the Company recorded $37,500 as a contribution by its executive officers.

Fair Value Measurements

The Financial Accounting Standards Board ("FASB") fair value measurement standards define fair value, establish a consistent framework for measuring fair value and establish a fair value hierarchy based on the observability of inputs used to measure fair value.  The Company's primary marketable asset is cash, and it owns no marketable securities.

2.           PROPERTY AND EQUIPMENT

As of September 30, 2015, the Company did not own any interest in oil and gas properties or equipment.  The Company disposed of its interest in Gabbs Valley Prospect effective as of December 30, 2014 and the South Okie Prospect effective as of September 10, 2014.

3.           EQUITY

Diluted Earnings per Share (“EPS”) gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses.  As a result, if there is a loss from continuing operations, Diluted EPS is computed in the same manner as Basic EPS.  At September 30, 2015 and 2014, the Company had, respectively, 1,796,250 and 60,417 post-split options and warrants outstanding that were not included in the calculation of earnings per share for the periods then ended.  Such financial instruments may become dilutive and would then need to be included in future calculations of Diluted EPS.  At September 30, 2015 and 2014, the outstanding options were considered anti-dilutive since the strike prices were above the market price and since the Company has incurred losses year to date.

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

THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2015, COMPARED TO THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2014.

Lease abandonment expenses decreased by $31,750 to $0 for the three months ended September 30, 2015, from $31,750 for the same period in 2014.  The decrease was due to the 2014 South Okie lease re-assignment.

Production and operating expenses decreased by $12,082 to $0 for the three months ended September 30, 2015, from $12,082 for the same period in 2014.  The decrease was due to the fact that there were no lease rentals in 2015 versus 2014.

General and administrative expenses increased by $6,784 to $40,220 for the three months ended September 30, 2015, from $33,436 for the same period in 2014.  The increase is primarily due to legal and due diligence expenses related to the Lease Option Agreement and Lease Option Agreement II.

There was no depreciation expense attributable to the three months ended September 30, 2015 or September 30, 2014 because there are no assets in 2015 and the depreciable assets were fully depreciated in 2014.

Interest expense decreased by $1,300 to $0 for the three months ended September 30, 2015 from $1,300 for the same period in 2014.  The decrease was due to no outstanding notes payable to the Company’s former CEO in 2015 versus 2014.

For the reasons discussed above, net loss decreased by $38,353 from $(78,568) for the three months ended September 30, 2014, to $(40,215) for the three months ended September 30, 2015.

NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2015, COMPARED TO NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2014.

Lease abandonment expenses decreased by $31,750 to $0 for the nine months ended September 30, 2015, from $31,750 for the same period in 2014.  The decrease was due to the 2014 South Okie lease re-assignment.

Production and operating expenses decreased by $17,005 to $0 for the nine months ended September 30, 2015, from $17,005 for the same period in 2014.  The decrease was due to the fact that there were no lease rentals in 2015 versus 2014.

General and administrative expenses increased by $9,658 to $137,656 for the nine months ended September 30, 2015, from $127,998 for the same period in 2014.  The increase is primarily due to legal and due diligence expenses related to the Lease Option Agreement and Lease Option Agreement II.

There was no depreciation expense attributable to the nine months ended September 30, 2015 or September 30, 2014 because there are no assets in 2015 and the depreciable assets were fully depreciated in 2014.

Interest expense decreased by $3,151 to $0 for the nine months ended September 30, 2015 from $3,151 for the same period in 2014.  The decrease was due to no outstanding notes payable to the Company’s former CEO in 2015 versus 2014.

For the reasons discussed above, net loss decreased by $42,267 from $(179,904) for the nine months ended September 30, 2014, to $(137,637) for the nine months ended September 30, 2015.

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

In May 2014, the FASB issued ASU No. 2014-09: “Revenue from Contracts with Customers (Topic 606)”.  This guidance was issued to clarify the principles for recognizing revenue and develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards.  The guidance is currently effective for the fiscal years and interim periods within those years beginning after October 1, 2017; however, on July 9, 2015, the FASB voted to approve a one-year deferral of the effective date.  Management is evaluating the impact that ASU No. 2014-09 will have on the Company’s financial statements.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

As of September 30, 2015, the Company had $35,967 of cash on hand.  The Company believes that its cash on hand will allow it to finance its operations for the next six months.  The Company is considering various options, including raising additional equity, in order to raise cash for evaluation of leases and continuing operations.

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

MATERIAL RISKS

The Company has incurred significant losses from operations and there is no assurance that it will achieve profitability or obtain the funds necessary to finance continued operations.  For other material risks, see the Company's Form 10-K for the year ended December 31, 2014, which was filed on March 27, 2015.

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

EMPIRE PETROLEUM CORPORATION

Date: November 16, 2015	By:	/s/ J. C. Whorton, Jr.
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