Form 10-K
period 2015-12-31
EMPIRE PETROLEUM CORP
filed 2016-03-30
CIK 887396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-K
________________________

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended  December 31, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ___________________to_________________________

EMPIRE PETROLEUM CORPORATION
(Exact name of registrant as specified in its charter)
________________________

DELAWARE	001-16653	73-1238709
(State or Other Jurisdiction	(Commission File Number)	(I.R.S. Employer
of Incorporation or Organization)		Identification No.)

Financial Plaza, Suite 450, 215 Union Boulevard, Lakewood, CO       80228

(Address of principal executive offices)                                   (Zip Code)

(303) 305-4365

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).        ☐ Yes     ☑ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates, based upon the average bid and asked prices of the registrant's Common Stock on the last business day of the registrant's most recently completed second fiscal quarter was $340,554.

The number of shares of the registrant's common stock, $0.001 par value, outstanding as of March 1, 2016, 8,710,609.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EMPIRE PETROLEUM CORPORATION

FORM 10-K

PART I

ITEM 1.          BUSINESS.

Background

Empire Petroleum Corporation, a Delaware corporation (the "Company" or "Empire"), was incorporated in the State of Utah in August 1983 under the name Chambers Energy Corporation and domesticated in Delaware in March 1985 under the name Americomm Corporation.  The Company's name was changed to Americomm Resources Corporation in July 1995.  On May 29, 2001, Americomm Resources Corporation acquired Empire Petroleum Corporation, which became a wholly owned subsidiary of Americomm Resources Corporation.  On August 15, 2001, Americomm Resources Corporation and Empire Petroleum Corporation merged and the Company's name was changed to Empire Petroleum Corporation.

Lease Option Agreements

During 2015, the Company entered into two Lease Option Agreements primarily in South Dakota.

In the first, with BHPP Group, the Company has an exclusive option for a period of two years ending April 8, 2017 to enter into oil and gas leases with respect to mineral interests owned by BHPP in Haakon, Meade, and Pennington Counties in South Dakota.  The Lease Option Agreement covers approximately 150,000 gross leasable acres.  The Company granted BHPP the option to acquire 1,000,000 shares of the Company's stock at an exercise price of $0.25 per share.

Under Lease Option Agreement II, with Anderson Brothers, the Company has an exclusive option for a period of two years ending April 30, 2017 to enter into oil and lease leases with respect to mineral interests owned by the Anderson Brothers in Perkins and Harding Counties in South Dakota and Adams County in North Dakota.  The Lease Option Agreement covers approximate 10,000 gross leasable acres.  The Company granted Anderson Brothers the option to acquire 250,000 shares of the Company's stock at an exercise price of $0.25 per share.

Gabbs Valley Prospect

Until December 30, 2014, the Company owned a working interest in oil and gas leases in Nye County, Nevada (the "Gabbs Valley Prospect").  The Albert E. Whitehead Living Trust (the "Whitehead Trust") had advanced funds to the Company from time to time in the past.  As of December 30, 2014, the total outstanding indebtedness owed by the Company to the Whitehead Trust was $196,451.  Albert E. Whitehead, the Chief Executive Officer of the Company and Chairman of its Board until January 20, 2015, is the trustee of the Whitehead Trust.  Effective as of December 30, 2014, the Company exchanged its leasehold interest in its Gabbs Valley Prospect to Mr. Whitehead in exchange for the debt owed to the Whitehead Trust.  At the time of such exchange, the Company's interest in the Gabbs Valley Prospect was carried on its books at $191,715.  The Company did not have the funds to pay rentals on such properties as they came due in 2015 and intended to let them expire.  The exchange was approved by the disinterested directors at that time.

South Okie Prospect

Until September 10, 2014, the Company owned a working interest in oil and gas leases in Natrona County, Wyoming (the "South Okie Prospect").  On August 4, 2009, the Company purchased, for $25,000 and payment of lease rentals of $4,680, a nine month option to purchase oil and gas leases known as the South Okie Prospect in Natrona County, Wyoming.  The option allowed the Company to purchase the leasehold interests for $35,000.  The Tensleep Sand at depths from 3,300 feet to 4,500 feet was the primary target.  As of December 31, 2009, the Company had acquired 11 miles of seismic data and studies of this data were completed in early January 2010.  An additional geological study was also completed early January 2010.  Based on these studies, the Company exercised its option in 2010.  In October, 2012, the Company allowed one of the leases to terminate on the South Okie Prospect, Wyoming.  As of December 31, 2013, the Company's interest in the South Okie Prospect consisted of approximately 110 net acres of leases.  On September 10, 2014, the Company re-assigned the aforementioned leases to the original owner, Viking Exploration, LLC, as required by the option agreement, since the Company had not drilled a well on the site.

New Directors and Executive Officers

On December 30, 2014, each of Albert E. Whitehead, the Company's Chief Executive Officer and the Chairman of the Board, and Montague H. Hackett, Jr., a member of the Company's Board of Directors, transferred and assigned all of the common stock owned by them to Empire Petroleum Holdings, LLC, an Oklahoma limited liability company ("Empire Holdings").  In connection with such transaction, each of Montague H. Hackett, Jr. and Kevin R. Seth resigned from the Board of Directors effective as of January 16, 2015 and Albert E. Whitehead appointed two designees of Empire Holdings to fill such vacancies effective as of January 19, 2015.  Empire Holdings designated J. C. Whorton, Jr., and Michael R. Morrisett to be appointed to the Board.  Messrs. Whorton and Morrisett each own 45% of the equity interest of and are managers of Empire Holdings.  Albert E. Whitehead resigned from the Company's Board of Directors effective as of January 20, 2015.  Effective as of January 21, 2015, the reconstituted Board of the Company appointed J. C. Whorton, Jr., as the new Chairman of the Board and Chief Executive and Michael R. Morrisett, as President, of the Company.

Competition

The oil and gas business is extremely competitive.  The Company must compete with many long-established companies with greater financial resources and technical capabilities.  The Company is not a significant participant in the oil and gas industry.

Markets; Price Volatility

The market price of oil and gas is volatile, subject to speculative movement and depends upon numerous factors beyond the control of the Company, including expectations regarding inflation, global and regional demand, political and economic conditions and production costs. Future profitability, if any, will depend substantially upon the prevailing prices for oil and gas.  If the market price for oil and gas remains depressed in the future, it could have a material adverse effect on the Company's ability to raise additional capital necessary to finance operations. Lower oil and gas prices may also reduce the amount of oil and gas, if any, that can be produced economically from the Company's properties.  The Company anticipates that the prices of oil and gas will fluctuate somewhat in the near future.

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

Employees

The Company has no employees.  Mr. Albert E. Whitehead, the Company's Chairman and Chief Executive Officer until January 20, 2015, devoted a considerable amount of time to the affairs of the Company and received no compensation.  On January 21, 2015, J.C. Whorton was appointed as the Company's Chief Executive Officer and Michael R. Morrisett was appointed as the Company's President.  During 2015, Messrs. Whorton and Morrisett each received $6,000 as partial compensation for services provided to the Company.  The fair value of these services in excess of compensation paid is estimated by management and is recognized as a capital contribution by its executive officers.

ITEM 1A.      RISK FACTORS

Not applicable.

ITEM 1B.      UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.         PROPERTIES.

As of December 31, 2015, the Company did not own any interest in oil and gas properties.  A further described under Item 1, Business, the Company disposed of its interest in Gabbs Valley Prospect effective as of December 30, 2014 and the South Okie Prospect effective as of September 10, 2014.

As of December 31, 2015, the Company owned options to acquire approximately 160,000 gross leasable acres in South Dakota and North Dakota as further described under Item 1, Business.

ITEM 3.         LEGAL PROCEEDINGS.

As of December 31, 2015, the Company was not subject to any legal proceedings.

ITEM 4.         MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Company's Common Stock is traded on the OTCQB under the symbol "EMPR".

The following table sets forth the high and low bid information for the Company's common stock during the time periods indicated.

Year ended December 31, 2014:

Quarter	High	Low

03/31/14	$0.65	$0.01
06/30/14	$0.65	$0.05
09/30/14	$0.35	$0.15
12/31/14	$0.15	$0.10

Year ended December 31, 2015:

Quarter	High	Low
03/31/15	$0.29	$0.10
06/30/15	$0.20	$0.105
09/30/15	$0.12	$0.0403
12/31/15	$0.12	$0.07

Quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

At December 31, 2015, there were approximately 185 stockholders of record of the Company's Common Stock.

Dividends

The Company has never paid cash dividends on its Common Stock. The Company intends to retain future earnings for use in its business and, therefore, does not anticipate paying cash dividends on its Common Stock in the foreseeable future.

Recent Sales of Unregistered Securities

The Company completed a private placement to seven accredited investors on dates from February 12, 2015 through February 24, 2015, of 1,080,000 shares of its common stock, along with warrants to purchase up to 540,000 shares of the Company's common stock at an exercise price of $0.25, for an aggregate purchase price of $135,000.  The warrants may be exercised at any time from the date of issuance until February 28, 2017.

The offers and sales related to the securities described above were not registered under the Securities Act of 1933, as amended, in reliance upon the exemption from the registration requirements of that act provided by section 4(2) thereof and Regulation D promulgated by the Securities and Exchange Commission thereunder.  Each of the investors described above is a sophisticated accredited investor with the experience and expertise to evaluate the merits and risks of an investment in the Company's securities and the financial means to bear the risks of such an investment. In addition, each investor was provided access to all of the material information regarding the Company that such investor would have received if the offer and sale of the securities had been registered.

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

For the past three fiscal years, the Company has financed its operations primarily from sales of its equity securities and from loans made to the Company by Albert E. Whitehead, the Company's former Chief Executive Officer.  There is no assurance that the Company will be able to continue to finance its operations through the sale of its equity securities, or through loans or advances by third parties.

The Company reported losses of $(174,924) and $(236,585) for the years ended December 31, 2015 and 2014, respectively. The Company also had an accumulated deficit of $(14,899,233) as of December 31, 2015. The Company can provide no assurance that it will be profitable in the future and, if the Company does not become profitable, it may have to suspend its operations. As a result of the foregoing, the audit report of the Company's independent registered public accounting firm relating to the Company's financial statements has been modified because of a going concern uncertainty.  If the Company is able to raise the funds necessary to continue its operations, its future performance will be dependent on the successful drilling results. The failure of drilling activities to achieve sufficient quantities of economically attractive reserves and production would have a material adverse effect on the Company's liquidity, operations and financial results.

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

The Company currently depends on the Company's Chief Executive Officer and President.

The Company is dependent on the experience, abilities and continued services of its current Chief Executive Officer, J. C. Whorton, Jr., and its current President, Michael R. Morrisett, both of which currently serve the Company without a formal compensation plan.  The loss or reduction of services of either Mr. Whorton or Mr. Morrisett could have a material adverse effect on the Company.

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

RESULTS OF OPERATIONS

GENERAL TO ALL PERIODS

The Company's primary business is the exploration and development of oil and gas interests. The Company has incurred significant losses from operations, and there is no assurance that it will achieve profitability or obtain funds necessary to finance its future operations.

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

TWELVE MONTH PERIOD ENDED DECEMBER 31, 2015, COMPARED TO TWELVE MONTH PERIOD ENDED DECEMBER 31, 2014

For the twelve months ended December 31, 2015 and 2014, sales revenue was $0.  The Company does not have any producing wells at this time.

Lease abandonment expenses decreased by $31,750 in 2015 to $0 for the twelve months ended December 31, 2015 from $31,750 for the same period in 2014. The decrease in was due to the re-assignment by the Company of the South Okie leases in 2014.

Production and operating expenses decreased $26,611 to $9,276 for the twelve months ended December 31, 2015, from $35,887 for the same period in 2014.

General and administrative expenses increased by $11,322 to $165,648 for the twelve months ended December 31, 2015, from $154,326 for the same period in 2014. The increase was primarily due to higher travel costs in 2015.

Loss on transfer of assets decreased by $11,471 in 2015 to $0 for the twelve months ended December 31, 2015 from $11,471 for the same period in 2014. The decrease in 2015 was due to the difference in carrying value of the Gabbs Valley leases compared to amounts owed to the Albert E. Whitehead Living Trust at the date of transfer in satisfaction of amounts owed.

Interest expense decreased by $3,151 in 2015 to $0 for the twelve months ended December 31, 2015 from $3,151 for the same period in 2014. The decrease was due to interest on loans from the Albert E. Whitehead Living Trust in 2014 which was not incurred in 2015.

For the reasons discussed above, net loss decreased $61,661 from $(236,585) for the twelve months ended December 31, 2014, to $(174,924) for the twelve months ended December 31, 2015.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

As of December 31, 2015, the Company had $18,105 of cash on hand.  The Company expects to incur costs of approximately $7,500 per month relating to general administrative and other expenses.  In order to sustain the Company's operations on a long term basis, the Company intends to pursue equity and/or debt financing.

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

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.      CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation under the supervision of the Company's Chief Executive Officer and President (and principal financial officer) of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rules 13a - 15(e) and 15d - 15(e).  Based on this evaluation, the Company's Chief Executive Officer and President (and principal financial officer) has concluded that the disclosure controls and procedures as of the end of the period covered by this report are effective.

Management's Annual Report on Internal Control Over Financial Reporting

The Company's Chief Executive Officer and President (and principal financial officer) are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended.  The Company's internal controls were designed to provide reasonable assurance as to the reliability of the Company's financial reporting and the preparation of the financial statements for external purposes in accordance with generally accepted accounting principles in the United States.

Due to inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of control effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company's Chief Executive Officer and President (and principal financial officer) made an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2015.  In making this assessment, the Company's Chief Executive Officer and President (and principal financial officer) used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992.  Based on this assessment, the Company's Chief Executive Officer and President (and principal financial officer) concluded that as of December 31, 2015, the Company's internal control over financial reporting is effective based on those criteria.

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

Changes on Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting identified in connection with the Company's evaluation of disclosure controls and procedures which occurred during the Company's last fiscal quarter (the fourth fiscal quarter in the case of an annual report) that has materially affected or that is reasonably likely to materially affect the Company's internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION.

None.

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following lists the directors and executive officers of the Company:

Name	Age	Position
J. C. Whorton, Jr.	65	Director, Chairman & Chief Executive Officer
Michael R. Morrisett	52	Director & President
______________________
Directors hold office until their successors are elected by the stockholders of the Company and qualified.  Executive officers serve at the pleasure of the Board of Directors.

J. C. Whorton, Jr.

Mr. Whorton has served as the Company's Chairman of the Board and Chief Executive Officer since January 19, 2015.  Mr. Whorton holds a Bachelors of Art, Political Science from the University of Oklahoma and Masters of Administration, Public Administration, from Oklahoma City University.  He has over thirty-eight years of experience spanning all segments of the energy value chain from both the physical and financial perspective.  From 2002 to the present, Mr. Whorton has served as the Managing Director of StratCom Advisors LLC, which is a land services and energy management consulting firm.

Michael R. Morrisett

Mr. Morrisett has served as a director of the Company and as the Company's President since January 19, 2015.  Mr. Morrisett has over 25 years of experience in investment banking and considerable experience in the management of non-operated oil and gas operations.  From November 2012 to the present, Mr. Morrisett has served Total Energy Partners Funds, an investment fund engaged in the ownership of non-operated oil and gas working interests, in several capacities, including as a partner.  From May 2011, to July 2013, Mr. Morrisett served in several roles at Osage Investments, Inc., a FINRA member investment banking firm, initially as Head of Investment Banking, and then later as President.  From April 2010 to December 2012, Mr. Morrisett served as Vice President of Investment Banking of Equity Station, Inc., a FINRA member investment banking firm.  Prior to 2010, Mr. Morrisett served in various executive capacities at other investment banking firms and oil and gas concerns

Identification of Audit Committee; Audit Committee Financial Expert

As of December 31, 2015, the Company had not established any committees (including an audit committee) because of the small size of its Board of Directors.  As such, the Company does not have an audit committee or an audit committee financial expert serving on such committee.  As of December 31, 2015, the entire Board of Directors essentially serve as the Company's audit committee.

Code of Ethics

The Company has adopted a Code of Ethics that applies to all of the Company's directors and employees, including the Company's principal executive officer, principal financial officer and principal accounting officer or persons performing similar functions.  The Company undertakes to provide any person without charge, upon request, a copy of the Code of Ethics.  Requests may be directed to Empire Petroleum Corporation, 215 Union Blvd., Suite 450, Lakewood, CO, or by calling (303) 305-4365.

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

Based solely on review of the copies of such reports furnished to the Company and any written representations that in other reports were required during the year ended December 31, 2015, to the Company's knowledge, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners during the year ended December 31, 2015 were complied with on a timely basis.

ITEM 11.       EXECUTIVE COMPENSATION.

The Board of Directors does not have a Compensation Committee.

Executive Compensation

During 2015, Messrs. Whorton and Morrisett have not received any recurring compensation, but were each paid $6,000 as partial compensation for services provided to the Company.  The Company's only named executive officer during 2014, Albert E. Whitehead, does not hold any stock options and has not received any other award under an equity incentive plan.

Additionally, Messrs. Whorton and Morrisett have indicated that other than with respect to the possible issuance of stock options or other awards under the Company's equity incentive plan as are ordinarily awarded to executive officers and members of the board of directors of companies similar to the Company, they do not expect to receive recurring compensation or be compensated commensurate with work performed for serving as executive officers or directors of the Company in the immediate foreseeable future.  This could change at such time as the business and revenues of the Company justify such a change.

Director Compensation

No Director received compensation or any other benefits from the registrant during the last completed fiscal year.

ITEM  12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2015, the Company had two equity incentive plans under which equity securities were authorized for issuance to the Company's directors, officers, employees and other persons who performed substantial services for or on behalf of the Company.  The "1995 Stock Option Plan", which expired in May 2005, remains only to the extent necessary to govern outstanding options issued under the Plan. At the Company's 2006 Annual Meeting of Stockholders, the stockholders approved the "2006 Stock Incentive Plan", which authorizes granting up to 5,000,000 options for up to 5,000,000 shares of the Company's Common Stock.

The following table provides certain information relating to the 1995 Stock Option Plan and the 2006 Stock Incentive Plan as of December 31, 2015, adjusted for the 2013 reverse stock split:

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

The percentage of beneficial ownership for the following table is based on 8,710,609 shares of Common Stock outstanding as of March 1, 2016.

Unless otherwise indicated below, to the Company's knowledge, all persons and entities listed below have sole voting and investment power over their shares of Common Stock.

	Amount and nature of
Name and address of beneficial owner	beneficial ownership	Percent of class (1)

J. C. Whorton, Jr.	1,673,128 (2)	19.21%
Chairman of the Board and CEO
165 S. Union Blvd., Suite 360
Lakewood, CO 80228

Michael R. Morrisett	1,673,128 (2)	19.21%
Director and President
4870 S Lewis Ave. Suite 250
Tulsa, Oklahoma 74105

Empire Petroleum Holdings, LLC	3,718,064	42.68%
3803 S. Trenton Ave.
Tulsa, OK 74105

All current directors and executive officers as a group (2 persons)	3,346,256	38.42%

(1)   The percentage ownership for each person is calculated in accordance with the rules of the SEC, which provide that any shares a person is deemed to beneficially own by virtue of having a right to acquire shares upon the conversion of options or other rights are considered outstanding solely for purposes of calculating such person's percentage ownership.

(2)  Mr. Whorton and. Mr. Morrisett each own 45% of the outstanding membership interests in Empire Petroleum Holdings, LLC ("Holdings").  Holdings own 3,718,064 shares of common stock of the Company.  Mr. Whorton and Mr. Morrisett are each therefore deemed to beneficially own 1,673,128 shares of common stock of the Company.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Director Independence

Because of the small size of the Company's Board of Directors, the Company has not established any committees.  Rather, the entire Board acts as, and performs the same functions as, the audit committee, compensation committee and nominating committee.  Neither Mr. Whorton nor Mr. Morrisett is considered "independent" within the meaning of Rule 5605(a)(2) of the NASDAQ listing standards.

ITEM 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of the fees billed or to be billed to the Company by HoganTaylor LLP, the Company's independent registered public accounting firm, for professional services rendered for the fiscal years ended December 31, 2015 and December 31, 2014:

Fee Category	Fiscal 2015 Fees	Fiscal 2014 Fees

Audit Fees (1)	$30,250	$30,250
Audit - Related Fees (2)	0	0
Tax Fees	0	0
All Other Fees (3)	0	0

Total Fees	$30,250	$30,250

(1)  Audit Fees consist of aggregate fees billed for professional services rendered for the audit of the Company's annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for the years ended December 31, 2015 and December 31, 2014, respectively.

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

         (2) Schedules
 NONE

         (3) Exhibits

Exhibit  Description

NO.

2.1	Option to acquire oil and gas lease dated as of April 14, 2015 (incorporated herein by reference to Exhibit 2.1 of the Company's Form 8-K dated April 23, 2015, which was filed on April 23, 2015).

2.2	Option to acquire oil and gas lease dated as of April 30, 2015 (incorporated herein by reference to Exhibit 2.1 of the Company's Form 8-K dated May 11, 2015, which was filed on May 11, 2015).

3.1
Articles of Incorporation of the Company, as amended (incorporated herein by reference to Exhibit 3.1 of the Company's Form 10-QSB for the period ended September 30, 1995, which was filed November 6, 1995).

3.2	Certificate of Amendment to Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company's Form 8-K dated May 31, 2012, which was filed on June 1, 2012).

3.3	Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company's Form 10-QSB for the period ended March 31, 1998, which was filed May 15, 1998).

10.1	1995 Stock Option Plan (incorporated herein by reference to Appendix A of the Company's Form DEFS 14A dated June 13, 1995, which was filed June 14, 1995).

10.2	Form of Stock Option Agreement (incorporated herein by reference to Exhibit 10(g) of the Company's Form 10-KSB for the year ended December 31, 1995, which was filed March 29, 1996).

10.3	2006 Stock Incentive Plan (incorporated herein by reference to Exhibit A to the Company's 2006 Proxy Statement on Schedule 14A dated May 10, 2006).

10.4	Form of Non-qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.2 to the Company's Form 8-K dated June 5, 2006, which was filed on June 9, 2006).

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

Empire Petroleum Corporation

Date:	March 30, 2016	By:	/s/ J. C. Whorton, Jr.
J. C. Whorton, Jr.
Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. C. Whorton, Jr.	Director, Chairman and Chief Executive Officer	March 30, 2016
J. C. WHORTON, JR.	(principal executive officer)

/s/ Michael R. Morrisett	Director and President (principal financial	March 30, 2016
MICHAEL R. MORRISETT	officer and principal accounting officer)

EXHIBIT INDEX

NO.

2.1	Option to acquire oil and gas lease dated as of April 14, 2015 (incorporated herein by reference to Exhibit 2.1 of the Company's Form 8-K dated April 23, 2015, which was filed on April 23, 2015).

2.2	Option to acquire oil and gas lease dated as of April 30, 2015 (incorporated herein by reference to Exhibit 2.1 of the Company's Form 8-K dated May 11, 2015, which was filed on May 11, 2015).

3.1
Articles of Incorporation of the Company, as amended (incorporated herein by reference to Exhibit 3.1 of the Company's Form 10-QSB for the period ended September 30, 1995, which was filed November 6, 1995).

3.2	Certificate of Amendment to Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company's Form 8-K dated May 31, 2012, which was filed on June 1, 2012).

3.3	Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company's Form 10-QSB for the period ended March 31, 1998, which was filed May 15, 1998).

10.1	1995 Stock Option Plan (incorporated herein by reference to Appendix A of the Company's Form DEFS 14A dated June 13, 1995, which was filed June 14, 1995).

10.2	Form of Stock Option Agreement (incorporated herein by reference to Exhibit 10(g) of the Company's Form 10-KSB for the year ended December 31, 1995, which was filed March 29, 1996).

10.3	2006 Stock Incentive Plan (incorporated herein by reference to Exhibit A to the Company's 2006 Proxy Statement on Schedule 14A dated May 10, 2006).

10.4	Form of Non-qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.2 to the Company's Form 8-K dated June 5, 2006, which was filed on June 9, 2006).

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

EMPIRE PETROLEUM CORPORATION

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of Empire Petroleum Corporation

We have audited the accompanying balance sheets of Empire Petroleum Corporation (the Company) as of December 31, 2015 and 2014, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Empire Petroleum Corporation as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/   HOGANTAYLOR LLP
Tulsa, Oklahoma
March 30, 2016

EMPIRE PETROLEUM CORPORATION
BALANCE SHEETS

DECEMBER 31, 2015 AND 2014

	2015	2014
ASSETS
Current assets:
Cash	$18,105	$82
Total current assets	18,105	82
Lease options, at cost	181,475	0
Total assets	$199,580	$82

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$8,175	$228
Total current liabilities	8,175	228

Stockholders' equity (deficit):
Common stock - $.001 par value 150,000,000 shares authorized,	8,710	7,630
8,710,609 and 7,630,609 shares issued and outstanding,
respectively
Additional paid in capital	15,081,928	14,716,533
Accumulated deficit	(14,899,233)	(14,724,309)
Total stockholders' equity (deficit)	191,405	(146)
Total liabilities and stockholders' equity (deficit)	$199,580	$82

See accompanying notes to financial statements

EMPIRE PETROLEUM CORPORATION
STATEMENTS OF OPERATIONS

Years Ended December 31, 2015 and 2014

	2015	2014
Revenue:
Petroleum Sales	$0	$0

Costs and expenses:
Lease abandonment expense	0	31,750
Production and operating	9,276	35,887
General and administrative	165,648	154,326
	174,924	221,963
Operating loss	(174,924)	(221,963)

Other income and (expense):
Net loss on transfer of assets and
extinguishment of note payable	0	(11,471)
Interest expense	0	(3,151)
Total other income and (expense)	0	(14,622)

Net loss	$(174,924)	$(236,585)

Net loss per common
share, basic and diluted	$(0.02)	$(0.03)
Weighted average number of
common shares outstanding
basic and diluted	8,615,924	7,630,609

See accompanying notes to financial statements

EMPIRE PETROLEUM CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

Years ended December 31, 2015 and 2014

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Par Value	Capital	Deficit	Total
Balances December 31, 2013	7,630,609	$7,630	$14,616,533	$(14,487,724)	$136,439

Sale of Call Option	0	0	50,000	0	50,000

Net loss	0	0	0	(236,585)	(236,585)

Value of services contributed by employee	0	0	50,000	0	50,000

Balances December 31, 2014	7,630,609	$7,630	$14,716,533	$(14,724,309)	$(146)

Value of services contributed	0	0	50,000	0	50,000

Net loss	0	0	0	(174,924)	(174,924)

Issuance of Stock	1,080,000	1,080	133,920	0	135,000

Options Issued	0	0	181,475	0	181,475

Balances December 31, 2015	8,710,609	$8,710	$15,081,928	$(14,899,233)	$191,405

See accompanying notes to financial statements

EMPIRE PETROLEUM CORPORATION
STATEMENTS OF CASH FLOWS

Years ended December 31, 2015 and 2014

	2015	2014

Cash flows from operating activities:
Net loss	$(174,924)	$(236,585)
Adjustments to reconcile net loss to net
cash used in operating activities:
Value of services contributed by employee	50,000	50,000
Net loss on transfer of assets and extinguishment of note payable	0	11,471
Lease abandonment	0	31,750
Change in operating assets and liabilities:
Accounts receivable and other assets	0	(14,007)
Accounts payable and accrued liabilities	7,947	2,807
Net cash used in operating activities	(116,977)	(154,564)
Cash flows from financing activities:
Proceeds from call option agreement	0	50,000
Proceeds from related party note payable	0	101,720
Proceeds from stock issuance	135,000	0
Net cash provided by Financing Activities	135,000	151,720

Net increase (decrease) in cash	18,023	(2,844)

Cash - Beginning of year	82	2,926

Cash - End of year	$18,105	$82

Noncash Investing and Financing Activities

Note payable extinguished with transfer of assets	$0	$193,300
Transfer of property for extinguishment of note payable	$0	$191,715
Common stock options issued to acquire lease options	$181,475	$0

See accompanying notes to financial statements

EMPIRE PETROLEUM CORPORATION
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2015 and 2014

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

1. Continuing operations:

The ultimate recoverability of the Company's investment in its oil and gas interests is dependent upon the existence and discovery and development of economically recoverable oil and gas reserves, the ability of the Company to obtain necessary financing to further develop the interests, and upon the ability to attain future profitable production. The Company has been incurring significant losses in recent years.

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

Capitalized drilling costs are reviewed periodically for impairment. Costs related to impaired prospects or unsuccessful exploratory drilling is charged to expense. Management's assessment of the results of exploration activities, commodity price outlooks, planned future sales or expiration of all or a portion of such leaseholds impact the amount and timing of impairment provisions. An impairment expense could result if oil and gas prices decline in the future as it may not be economical to develop some of these unproved properties.

Lease options have been capitalized as unproved property acquisition costs.  If the lease options expire or are abandoned the options will be expensed.  If proved reserves are discovered after the options are exercised, these costs will be reclassified as proved property.

(b) Per share amounts:

The Company calculates and discloses basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). The computation of basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of outstanding common shares during the period.

Diluted Earnings per Share ("EPS") gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses.  As a result, if there is a loss from continuing operations, Diluted EPS is computed in the same manner as Basic EPS.  At both December 31, 2015 and 2014, the Company had 6,250 options outstanding, that were not included in the calculation of earnings per share for the periods then ended.  Such financial instruments may become dilutive and would then need to be included in future calculations of Diluted EPS.  At December 31, 2015 and 2014, the outstanding options were considered anti-dilutive since the strike prices were above the market price and since the Company has incurred losses year to date.

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

In May 2014, the FASB issued ASU No. 2014-09: "Revenue from Contracts with Customers (Topic 606)".  This guidance was issued to clarify the principles for recognizing revenue and develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards ("IFRS").  The guidance is effective for the fiscal years and interim periods within those years beginning after December 15, 2016.  Management is evaluating the impact that ASU No. 2014-09 will have on the Company's financial statements.

3. Property and Lease Options:

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

In 2015, the Company acquired the exclusive option to enter into oil and gas leases with respect to 160,000 gross acres of mineral interests primarily in South Dakota, See Note 4.  The Company is conducting geological and geophysical studies of the prospective acreage to identify potential areas for seismic surveys, geochemical imaging surveys and satellite and gravity studies to identify certain areas within the acreage for prospect development.

4.  Capital Stock:

On March 4, 2014, the Company, Albert E. Whitehead and Sierra Nevada Oil LLC ("Sierra") entered into a Call Option Agreement (the "Call Option Agreement").  The Call Option Agreement provided Sierra with a call option to purchase 4,000,000 shares of common stock of the Company at a price of (i) $0.25 per share or an aggregate of $1,000,000, less (ii) the $50,000 paid by Sierra to the Company as consideration for the Call Option Agreement.  The Call Option Agreement also provided that, if the Call Option is exercised by Sierra, Albert E. Whitehead, the Company's Chief Executive Officer and the Chairman of the Company's Board of Directors, would take commercially reasonable efforts to cause the current members of the Company's Board of Directors, Albert E. Whitehead, Montague H. Hackett, Jr. and Kevin R. Seth, to resign from the Company's Board of Directors and three of Sierra's designees to be appointed to the Company's Board of Directors.

On June 27, 2014, the parties to the Call Option Agreement agreed to extend the date by which Sierra may exercise the call option to September 1, 2014.  The call option was not exercised by September 1, 2014 therefore expired.

The company completed a private placement to seven accredited investors on dates from February 12, 2015 through February 24, 2015 of 1,080,000 shares of common stock, along with warrants to purchase up to 540,000 shares of the Company's common stock at an exercise price of $0.25, for an aggregate price of $135,000.  The warrants may be exercised at any time from the date of issuance until February 28, 2017.  Proceeds of the placements were allocated $1,080 to Common Stock, $6,858 to Additional Paid in Capital, and $127,062 to Common Stock Warrants, which is reflected in Additional Paid in Capital on the Statement of Changes in Stockholders' Equity (Deficit).  The value assigned to the warrants was determined using the Black-Scholes option valuation with the following assumptions:  no dividend yield, expected annual volatility of 214%, risk free interest rate of .49% and an expected useful life of two year period.

Effective April 8, 2015, the Company entered into an option to acquire oil & gas leases (the "Lease Option Agreement") with certain parties (BHPP Group).  Pursuant to the Lease Option Agreement, the Company acquired the sole and exclusive option for a period of two years to enter into one or more oil and gas leases with respect to any mineral interests owned by BHPP Group Members within an area of mutual interest located in the Counties of Haakon, Meade and Pennington in the State of South Dakota (the "Area of Mutual Interest").  The Lease Option Agreement covers approximately 150,000 gross leasable acres.  As the initial consideration under the Lease Option Agreement, the Company granted to the BHPP Group options to acquire an aggregate of 1,000,000 shares of the Company's Common Stock, at an exercise price of $0.25 per share for a period of two years from the effective date of the Lease Option Agreement.  In addition, under the Lease Option Agreement, the BHPP Group has the right to be issued additional options to acquire shares of Common Stock at an exercise price of $0.25 per share upon assisting the Company in securing additional oil and gas leases within the Area of Mutual Interest.  The value assigned to the stock options was determined using the Black-Scholes option valuation with the following assumptions:  no dividend yield, expected annual volatility of 147%, risk free interest rate of .54% and an expected useful life of two years, The value of the stock options was allocated $150,200 to Paid in Capital with an offsetting allocation of $150,200 to the Lease Options.

Effective April 30, 2015, the Company entered into an option to acquire oil & gas leases (the "Lease Option Agreement II") with certain parties (Anderson Brothers).  Pursuant to the Lease Option Agreement II, the Company acquired the sole and exclusive option for a period of two years to enter into one or more oil and gas leases with respect to any mineral interests owned by the Anderson Brothers within an area of mutual interest located in the Counties of Perkins and Harding in the State of South Dakota and the County of Adams, North Dakota (the "Area of Mutual Interest II").  The Lease Option Agreement II covers approximately 10,000 gross leasable acres.  As the initial consideration under the Lease Option Agreement II, the Company granted to the Anderson Brothers options to acquire an aggregate of 250,000 shares of the Company's Common Stock, at an exercise price of $0.25 per share for a period of two years from the effective date of the Lease Option Agreement II.  In addition, under the Lease Option Agreement II, the Anderson Brothers have the right to be issued additional options to acquire shares of Common Stock at an exercise price of $0.25 per share upon assisting the Company in securing additional oil and gas leases within the Area of Mutual Interest II.  The value assigned to the stock options was determined using the Black-Scholes option valuation with the following assumptions:  no dividend yield, expected annual volatility of 135%, risk free interest rate of .58% and an expected useful life of two years.  The value of the stock options was allocated $31,275 to Paid in Capital with an offsetting allocation of $31,275 to the Lease Options.

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

The Company expenses the cost of options granted over the vesting period of the option based on the grant-date fair value of the award.  For the year ended December 31, 2015 and 2014, the Company recognized no expense related to options granted under the Plan.

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

As of December 31, 2015, there were no unrecognized compensation expenses related to non-vested share-based compensation arrangements under the Plan.

A summary of the Company's Incentive Plan as of December 31, 2015 and changes during the year is presented below:

		Weighted Average
	Options	Exercise Price

Outstanding at Beginning of Year 2014	60,417	$1.82

Granted	0

Cancelled or Exercised	(54,167)	$1.73

Outstanding at End of Year 2014	6,250	$2.56

Granted	0	$0

Cancelled or Exercised	0	$0

Outstanding at End of Year 2015	6,250	$2.56

The following table summarizes information about stock options outstanding at December 31, 2015:

	Options Outstanding		Options Exercisable
Weighted
		Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise	Outstanding	Contractual	Exercise	Exercisable	Exercise
Prices	at 12/31/15	Life	Price	at 12/31/15	Price

$1.44 - $3.12	6,250	3.45 years	$2.56	6,250	$2.56

6. Income taxes:

The provision for income taxes differs from the amount obtained by applying the Federal income tax rate of 34% to income before income taxes. The difference relates to the following items:

	2015	2014
Statutory tax rate	34%	34%

Expected tax benefit	$(60,000)	$(80,000)
Benefit of losses not recognized	60,000	80,000

Tax provision (benefit) as reported	$0	$0

The components of deferred income taxes at December 31, 2015 are as follows:

	2015	2014

Deferred tax assets:
Loss carry-forwards	$2,900,000	$2,700,000
Valuation allowance	(2,900,000)	(2,700,000)

Net deferred taxes	$0	$0

At December 31, 2015, the Company had net operating loss carryforwards of approximately $8,545,703 which expire beginning in 2015.

Utilization of the Company's loss carryforwards is dependent on realizing taxable income. Deferred tax assets for these carryforwards have been reduced by a valuation allowance up to an amount equal to estimated deferred tax liability.

The Company is no longer subject to income tax examinations by tax authorities for years before 2012.  The Company is not currently the subject of any income tax examinations by any tax authorities.

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

7.  Oil Sale Revenue:

The Company records revenue from petroleum sales when received from the operator of the well.  Petroleum sales are reported net of working interest and overriding royalty amounts due.

8.  Operating lease:

Until December 31, 2014, the Company leased office space under an operating lease agreement with an unrelated party.  Monthly lease payments were $1,100.

Rent expense for each of the years ended December 31, 2015 and 2014 was $2,000 and $13,200, respectively.

9.  Related Party Transactions:

During 2014 the Whitehead Trust advanced loans to the Company of $101,720

On December 30, 2014 the Company exchanged its leasehold interests in the Gabbs Valley Prospect to Mr. Whitehead in exchange for the debt owed to the Whitehead Trust. At the date of the exchange, the Company's interest in the Gabbs Valley Prospect was recorded at $191,715. The Company also transferred its related receivables for partner's portion of lease rentals of $14,007 and the office lease deposit of $2,200.  The debt owed to the Whitehead Trust was recorded at $193,300 plus interest due of $3,151.

The Company has no employees.  Mr. Albert E. Whitehead, the Company's Chairman and Chief Executive Officer until January 20, 2015, devoted a considerable amount of time to the affairs of the Company and received no compensation.  On January 21, 2015, J. C. Whorton was appointed as the Company's Chief Executive Officer and Michael R. Morrisett was appointed as the Company's President.  During 2015, Messrs. Whorton and Morrisett each received $6,000 as partial compensation for services provided to the Company.  The fair value of these services in excess of compensation paid is estimated by management and is recognized as a capital contribution.  For each of the years ended December 31, 2015 and 2014, the Company recorded $50,000 as a contribution by its executive officers.

During the year, the Company also paid or accrued $2,000 for rent to a company in which Mr. Whorton also serves as an officer.