Form 10-K/A
period 2015-12-31
EMPIRE PETROLEUM CORP
filed 2016-04-01
CIK 887396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-K/A
(Amendment No. 1)
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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Registrant is filing this Amendment No. 1 (this “Amendment”) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, originally filed with the U.S. Securities and Exchange Commission on March 30, 2016 (the “Original Filing”), for the sole purpose to include the XBRL Exhibits. There are no other changes to the Original Filing.

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

10.6	Form of Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.4 to the Company's Form 8-K dated June 5, 2006, which was filed on June 9, 2006).

31.1*	Rule 13a – 14(a)/15d – 14(a) Certification of J. C. Whorton, Jr., Chief Executive Officer.

31.2*	Rule 13a – 14(a)/15d – 14(a) Certification of Michael R. Morrisett, principal financial officer.

32.1*	Section 1350 Certification of J. C. Whorton, Jr., Chief Executive Officer.

32.2*	Section 1350 Certification of Michael R. Morrisett, principal financial officer.

101	Financial Statements for XBRL format (submitted herewith).

* Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Empire Petroleum Corporation

Date:	March 31, 2016	By:	/s/ J. C. Whorton, Jr.
J. C. Whorton, Jr.
Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. C. Whorton, Jr.	Director, Chairman and Chief Executive Officer	March 31, 2016
J. C. WHORTON, JR.	(principal executive officer)

/s/ Michael R. Morrisett	Director and President (principal financial	March 31, 2016
MICHAEL R. MORRISETT	officer and principal accounting officer)