Form 10-Q
period 2016-03-31
EMPIRE PETROLEUM CORP
filed 2016-05-16
CIK 887396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-Q
_________________

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

or

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

(303) 305-4365
 (Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐     No  ☒

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

The number of shares of the registrant's common stock, $0.001 par value, outstanding as of March 31, 2016 was 8,710,609.

EMPIRE PETROLEUM CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

EMPIRE PETROLEUM CORPORATION
BALANCE SHEETS

	March 31, 2016	December 31, 2015
ASSETS	(UNAUDITED)
Current assets:
Cash	$8,790	$18,105
Total current assets	8,790	18,105

Lease options	181,475	181,475
Total assets	$190,265	$199,580

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$43,198	$8,175
Total current liabilities	43,198	8,175

Stockholders' equity:
Common stock-$.001 par value authorized 150,000,000 shares,
issued and outstanding 8,710,609	8,710	8,710
Additional paid in capital	15,094,428	15,081,928
Accumulated deficit	(14,956,071)	(14,899,233)
Total stockholders' equity	147,067	191,405
Total liabilities and stockholders' equity	$190,265	$199,580

See accompanying notes to unaudited financial statements

EMPIRE PETROLEUM CORPORATION
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,

	2016	2015
Revenue:
Petroleum sales	$0	$0

Costs and expenses:
General and administrative	56,838	61,730
	56,838	61,730
Operating loss	(56,838)	(61,730)
Other income:
Interest earned	0	5
Total other income	0	5

Net loss	$(56,838)	$(61,725)

Net loss per common share, basic & diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	8,710,609	8,322,294

See accompanying notes to unaudited financial statements

EMPIRE PETROLEUM CORPORATION
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended

	March 31, 2016	March 31, 2015

Cash flows from operating activities:
Net loss	$(56,838)	$(61,725)

Adjustments to reconcile net loss to net
cash used in operating activities:
Value of services contributed by officers	12,500	12,500
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	35,023	41,581
Net cash used in operating activities	(9,315)	(7,644)

Cash flows from financing activities:
Proceeds from sale of stock	0	135,000

Net cash provided by financing activities	0	135,000

Net change in cash	(9,315)	127,356

Cash - Beginning of period	18,105	82

Cash - End of period	$8,790	$127,438

See accompanying notes to unaudited financial statements

EMPIRE PETROLEUM CORPORATION
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2016
(UNAUDITED)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements of Empire Petroleum Corporation ("Empire" or the "Company") have been prepared in accordance with United States generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, the results of operations, and the cash flows for the interim period are included.  All adjustments are of a normal, recurring nature.  Operating results for the interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

The information contained in this Form 10-Q should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2015 which are contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on March 30, 2016.

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

As of March 31, 2016, the Company had $8,790 of cash.  In order to sustain the Company's operations on a long-term basis, the Company continues to look for merger opportunities and consider public or private financings.

Compensation of Officers and Employees

As of March 31, 2016, the Company had no employees.  Mr. Albert E. Whitehead, the Company's Chairman and Chief Executive Officer until January 20, 2015, devoted a considerable amount of time to the affairs of the Company and received no compensation.  On January 21, 2015, J.C. Whorton was appointed as the Company's Chief Executive Officer and Michael R. Morrisett was appointed as the Company's President.  Neither Mr. Whorton nor Mr. Morrisett have  received  compensation from the Company in the first quarter of 2016 or 2015.  The fair value of these services is estimated by management and is recognized as a capital contribution.  For the three  months ended March 31, 2016 and 2015 the Company recorded $12,500 as a contribution by its executive officers.

Fair Value Measurements

The Financial Accounting Standards Board ("FASB") fair value measurement standards define fair value, establish a consistent framework for measuring fair value and establish a fair value hierarchy based on the observability of inputs used to measure fair value.  The Company's primary marketable asset is cash, and it owns no marketable securities.

2. PROPERTY AND EQUIPMENT

As of March 31, 2016, the Company did not own any interest in oil and gas properties or equipment.

3. EQUITY

Diluted Earnings per Share ("EPS") gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses.  As a result, if there is a loss from continuing operations, Diluted EPS is computed in the same manner as Basic EPS.  At March 31, 2016 and 2015, the Company had, respectively, 1,796,250 and 546,250 options and warrants outstanding that were not included in the calculation of earnings per share for the periods then ended.  Such financial instruments may become dilutive and would then need to be included in future calculations of Diluted EPS.  At March 31, 2016 and 2015, the outstanding options were considered anti-dilutive since the strike prices were above the market price and since the Company has incurred losses year to date.

The Company completed a private placement to seven accredited investors on dates from February 12, 2015 through February 24, 2015 of 1,080,000 shares of common stock, along with warrants to purchase up to 540,000 shares of the Company's common stock at an exercise price of $0.25, for an aggregate price of $135,000. The warrants may be exercised at any time from the date of issuance until February 28, 2017. Proceeds of the placements were allocated $127,062 to Common Stock Warrants, $1,080 to Common Stock and $6,858 to Paid in Capital.  The value assigned to the warrants was determined using the Black-Scholes option valuation with the following assumptions: no dividend yield, expected annual volatility of 214%, risk free interest rate of .49% and an expected useful life of two years.

Effective April 8, 2015, the Company entered into an option to acquire oil & gas leases (the "Lease Option Agreement") with certain parties (BHPP Group).  Pursuant to the Lease Option Agreement, the Company acquired the sole and exclusive option for a period of two years to enter into one or more oil and gas leases with respect to any mineral interests owned by BHPP Group Members within an area of mutual interest located in the Counties of Haakon, Meade and Pennington in the State of South Dakota (the "Area of Mutual Interest").  The Lease Option Agreement covers approximately 150,000 gross leasable acres.  As the initial consideration under the Lease Option Agreement, the Company granted to the BHPP Group options to acquire an aggregate of 1,000,000 shares of the Company's Common Stock, at exercise price of $0.25 per share for a period of two years from the effective date of the Lease Option Agreement.  In addition, under the Lease Option Agreement, the BHPP Group has the right to be issued additional options to acquire shares of Common Stock at an exercise price of $0.25 per share upon assisting the Company securing additional oil and gas leases within the Area of Mutual Interest. The value assigned to the stock options was determined using the Black-Scholes option valuation with the following assumptions: no dividend yield, expected annual volatility of 147%, risk free interest rate of .54% and an expected useful life of two years. The value of the stock options was allocated $150,200 to Paid in Capital with an offsetting allocation of $150,200 to the Lease Options.

Effective April 30, 2015, the Company entered into an option to acquire oil & gas leases (the "Lease Option Agreement II") with certain parties (Anderson Brothers).  Pursuant to the Lease Option Agreement II, the Company acquired the sole and exclusive option for a period of two years to enter into one or more oil and gas leases with respect to any mineral interests owned by the Anderson Brothers within an area of mutual interest located in the Counties of Perkins and Harding in the State of South Dakota and the County of Adams, North Dakota (the "Area of Mutual Interest II").  The Lease Option Agreement II covers approximately 10,000 gross leasable acres.  As the initial consideration under the Lease Option Agreement II, the Company granted to the Anderson Brothers options to acquire an aggregate of 250,000 shares of the Company's Common Stock, at exercise price of $0.25 per share for a period of two years from the effective date of the Lease Option Agreement II.  In addition, under the Lease Option Agreement II, the Anderson Brothers have the right to be issued additional options to acquire shares of Common Stock at an exercise price of $0.25 per share upon assisting the Company securing additional oil and gas leases within the Area of Mutual Interest II. The value assigned to the stock options was determined using the Black-Scholes option valuation with the following assumptions: no dividend yield, expected annual volatility of 135%, risk free interest rate of .58% and an expected useful life of two years.  The value of the stock options was allocated $31,275 to Paid in Capital with an offsetting allocation of $31,275 to the Lease Options.

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

THREE-MONTH PERIOD ENDED MARCH 31, 2016, COMPARED TO THREE-MONTH PERIOD ENDED MARCH 31, 2015.

General and administrative expenses decreased by $4,892 to $56,838 for the three months ended March 31, 2016, from $61,730 for the same period in 2015.  The decrease is primarily due to legal and due diligence expenses related to the private placement  offering in 2015.

There was no depreciation expense attributable to the three months ended March 31, 2016 or March 31, 2015 because there are no assets.

For the reasons discussed above, net loss decreased by $4,887 from $(61,725) for the three months ended March 31, 2015, to $(56,838) for the three months ended March 31, 2016.

RECENTLY ISSUED ACCOUNTING STANDARDS

The Financial Accounting Standards Board ("FASB") periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting.  The following is a summary of recent accounting pronouncements that are relevant to the Company:

In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40)": Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. The guidance requires an entity to evaluate whether there are conditions or events, in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the financial statements are available to be issued when applicable) and to provide related footnote disclosures in certain circumstances. The guidance is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early application is permitted. The Company is currently evaluating the impact of the adoption of ASU 2014-15.

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

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

As of March 31, 2016, the Company had $8,790 of cash.  The Company is considering various options, including raising additional equity, in order to raise cash for evaluation of leases and continuing operations.

OUTLOOK

Effective April 8, 2015, the Company entered into an option to acquire oil & gas leases (the "Lease Option Agreement") with Dennis Anderson, Lazy BS, LLP, a South Dakota limited liability partnership, Boot Jack Partnership, a South Dakota general partnership, Stan Anderson, Bart Cheney, Scot Eisenbraun, Jem Kjerstad, Kem Kjerstad, Kent Kjerstad and Kevin Kjerstad (collectively, the "BHPP Group" and, individually, a "BHPP Group Member").  The Lease Option Agreement has an effective date of April 14, 2015.  Pursuant to the Lease Option Agreement, the Company acquired the sole and exclusive option for a period of two years to enter into one or more oil and gas leases with respect to any mineral interests owned by BHPP Group Members within an area of mutual interest located in the Counties of Haakon, Meade and Pennington in the State of South Dakota (the "Area of Mutual Interest").  The Lease Option Agreement covers approximately 150,000 gross leasable acres.

As the initial consideration under the Lease Option Agreement, the Company granted to the BHPP Group options to acquire an aggregate of 1,000,000 shares of the Company's the Common Stock, at exercise price of $0.25 per share for a period of two years from the effective date of the Lease Option Agreement.  In addition, under the Lease Option Agreement, the BHPP Group has the right to be issued additional options to acquire shares of Common Stock at an exercise price of $0.25 per share upon assisting the Company securing additional oil and gas leases within the Area of Mutual Interest.

For more information regarding the Lease Option Agreement, please see the Company's Current Report on Form 8-K filed on April 23, 2015.

Effective April 30, 2015, the Company entered into an option to acquire oil & gas leases (the "Lease Option Agreement II") with Dennis Anderson, and Stan Anderson, (collectively, the "Anderson Brothers" and, individually, as an "Anderson Brother").  The Lease Option Agreement II has an effective date of April 30, 2015.  Pursuant to the Lease Option Agreement II, the Company acquired the sole and exclusive option for a period of two years to enter into one or more oil and gas leases with respect to any mineral interests owned by Anderson Brothers within an area of mutual interest located in the Counties of Perkins and Harding in the State of South Dakota and the County of Adams, North Dakota (the "Area of Mutual Interest II").  The Lease Option Agreement II covers approximately 10,000 gross leasable acres.

As the initial consideration under the Lease Option Agreement II, the Company granted to the Anderson Brothers options to acquire an aggregate of 250,000 shares of the Company's common stock, at exercise price of $0.25 per share for a period of two years from the effective date of the Lease Option Agreement II.  In addition, under the Lease Option Agreement II, the Anderson Brothers have the right to be issued additional options to acquire shares of Common Stock at an exercise price of $0.25 per share upon assisting the Company securing additional oil and gas leases within the Area of Mutual Interest II.

For more information regarding the Lease Option Agreement II, please see the Company's Current Report on Form 8-K filed on May 11, 2015.

The Company is planning to begin extensive geological and geophysical studies of the two above listed prospects to identify potential areas for seismic surveys, geochemical imaging surveys and satellite and gravity studies.   Once the studies are completed, geological and engineering consultants will be utilized to "high-grade" certain areas for prospect development.  Once favorable drilling prospects are identified, the Company will pursue suitable joint venture partners for well and field development.

The Company is also actively pursuing the acquisition of non-operated working interests.  It is anticipated that such acquisitions will be financed through equity and debt and transactions.

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q, including this section, includes certain statements that may be deemed "forward-looking statements" within the meaning of federal securities laws.  All statements, other than statements of  historical facts, that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including future sources of financing and other possible business developments, are forward-looking statements.  Such statements are subject to a number of assumptions, risks and uncertainties and could be affected by a number of different factors, including the Company's failure to secure short and long-term financing necessary to sustain and grow its operations, increased competition, changes in the markets in which the Company participates and the technology utilized by the Company and new legislation regarding environmental matters.  These risks and other risks that could affect the Company's business are more fully described in reports it files with the SEC, including its Form 10-K for the year ended December 31, 2015.  Actual results may vary materially from the forward-looking statements.

The Company undertakes no duty to update any of the forward-looking statements in this Form 10-Q.

MATERIAL RISKS

The Company has incurred significant losses from operations and there is no assurance that it will achieve profitability or obtain the funds necessary to finance continued operations.  For other material risks, see the Company's Form 10-K for the year ended December 31, 2015, which was filed on March 30, 2016.

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

Empire Petroleum Corporation

Date:	May 16, 2016	By:	/s/ J. C. Whorton, Jr.
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