Form 10-Q
period 2016-06-30
EMPIRE PETROLEUM CORP
filed 2016-08-15
CIK 887396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-Q
_________________

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

or

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

The number of shares of the registrant's common stock, $0.001 par value, outstanding as of June 30, 2016 was 8,710,609.

EMPIRE PETROLEUM CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

EMPIRE PETROLEUM CORPORATION
BALANCE SHEETS

	June 30, 2016	December 31, 2015
ASSETS	(UNAUDITED)
Current assets:
Cash	$3,823	$18,105
Total current assets	3,823	18,105

Lease options	181,475	181,475
Total assets	$185,298	$199,580

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$46,275	$8,175
Total current liabilities	46,275	8,175

Stockholders' equity:
Common stock-$.001 par value authorized 150,000,000 shares,
issued and outstanding 8,710,609	8,710	8,710
Additional paid in capital	15,172,588	15,081,928
Accumulated deficit	(15,042,275)	(14,899,233)
Total stockholders' equity	139,023	191,405
Total liabilities and stockholders' equity	$185,298	$199,580

See accompanying notes to unaudited financial statements

EMPIRE PETROLEUM CORPORATION
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2016	2015	2016	2015
Revenue:
Petroleum sales	$0	0	0	0

Costs and expenses:
Production and operating	0	0	0	0
General and administrative	86,204	35,706	143,042	97,436
	86,204	35,706	143,042	97,436
Operating loss	(86,204)	(35,706)	(143,042)	(97,436)

Other income:
Interest income	0	9	0	14
Total other income	0	9	0	14

Net loss	$(86,204)	(35,697)	(143,042)	(97,422)

Net loss per common share, basic & diluted	$(0.01)	(0.00)	(0.02)	(0.01)
Weighted average number of
common shares outstanding
basic and diluted	8,710,609	8,710,609	8,710,609	8,518,609

See accompanying notes to unaudited financial statements

EMPIRE PETROLEUM CORPORATION
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30, 2016	June 30, 2015

Cash flows from operating activities:
Net loss	$(143,042)	$(97,422)

Adjustments to reconcile net loss to net
cash used in operating activities:
Value of services contributed by officers	25,000	25,000
Value of stock options issued	65,660
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	38,100	(228)
Net cash used in operating activities	(14,282)	(72,650)

Cash flows from financing activities:
Proceeds from sale of stock	0	135,000

Net cash provided by financing activities	0	135,000

Net change in cash	(14,282)	62,350

Cash - Beginning of period	18,105	82

Cash - End of period	$3,823	$62,432

Supplemental Disclosure:
Common stock options issued to acquire lease options	—	$181,475

See accompanying notes to unaudited financial statements

EMPIRE PETROLEUM CORPORATION
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2016
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

As of June 30, 2016, the Company had $3,823 of cash.  In order to sustain the Company's operations on a long-term basis, the Company continues to look for merger opportunities and consider public or private financings.

Compensation of Officers and Employees

As of June 30, 2016, the Company had no employees.  Mr. Albert E. Whitehead, the Company's Chairman and Chief Executive Officer until January 20, 2015, devoted a considerable amount of time to the affairs of the Company and received no compensation.  On January 21, 2015, J.C. Whorton was appointed as the Company's Chief Executive Officer and Michael R. Morrisett was appointed as the Company's President.  Neither Mr. Whorton nor Mr. Morrisett have  received  compensation from the Company in the first six months of 2016 or 2015.  The fair value of these services is estimated by management and is recognized as a capital contribution.  For the six  months ended June 30, 2016 and 2015 the Company recorded $25,000 as a contribution by its executive officers.

Fair Value Measurements

The Financial Accounting Standards Board ("FASB") fair value measurement standards define fair value, establish a consistent framework for measuring fair value and establish a fair value hierarchy based on the observability of inputs used to measure fair value.  The Company's primary marketable asset is cash, and it owns no marketable securities.

2. PROPERTY AND EQUIPMENT

As of June 30, 2016, the Company did not own any interest in oil and gas properties or equipment.

3. EQUITY

Diluted Earnings per Share ("EPS") gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses.  As a result, if there is a loss from continuing operations, Diluted EPS is computed in the same manner as Basic EPS.  At June 30, 2016 and 2015, the Company had, respectively, 2,946,250 and 1,796,250 options and warrants outstanding that were not included in the calculation of earnings per share for the periods then ended.  Such financial instruments may become dilutive and would then need to be included in future calculations of Diluted EPS.  At June 30, 2016 and 2015, the outstanding options were considered anti-dilutive since the strike prices were above the market price and since the Company has incurred losses year to date.

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

On June 1, 2016 the Company issued options to purchase a total of 1,150,000 shares of the Company's common stock under the 2006 Stock Incentive Plan for services rendered to the Company, including capital formation, prospective deal origination, evaluation, due diligence, and administrative support. The options immediately vested and expire after 2 years. 600,000 of the options have a strike price of 15 cents, with the remainder, 550,000, having a strike price of 25 cents. The Company recorded an expense of $65,660 for the options, $27,500 related to the 25 cent options and $38,160 related to the 15 cent options. The value assigned to the stock options was determined using the Black-Scholes option valuation with the following assumptions: no dividend yield, expected annual volatility of 113%, risk free interest rate of .91% and an expected useful life of two years.

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

THREE-MONTH PERIOD ENDED JUNE 30, 2016, COMPARED TO THREE-MONTH PERIOD ENDED JUNE 30, 2015.

General and administrative expenses increased by $50,498 to $86,204 for the three months ended June 30, 2016, from $35,706 for the same period in 2015.  The increase is primarily due to stock options issued in 2016.

There was no depreciation expense attributable to the three months ended June 30, 2016 or June 30, 2015 because there are no assets.

For the reasons discussed above, net loss increased by $50,507 from $(35,697) for the three months ended June 30, 2015, to $(86,204) for the three months ended June 30, 2016.

SIX-MONTH PERIOD ENDED JUNE 30, 2016 COMPARED TO SIX-MONTH PERIOD ENDED JUNE 30, 2015.

General and administrative expenses increased by $45,606 to $143,042 for the six months ended June 30, 2016, from $97,436 for the same period in 2015.  The increase is primarily due to stock options issued in 2016.

There was no depreciation expense attributable to the three months ended June 30, 2016 or June 30, 2015 because there are no assets.

For the reasons discussed above, net loss increased by $45,620 from $(97,422) for the six months ended June 30, 2015, to $(143,042) for the six months ended June 30, 2016.

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

In March 2016, the FASB issued ASU No. 2016-09, "Compensation-Stock Compensations (Topic 718: Improvements to Employee Share-based Payment Accounting," which changes the accounting and presentation for share-based payment arrangements in the following areas: (i) recognition in the statement of operations of excess tax benefits and deficiencies; (ii) cash flow presentation of excess tax benefit and deficiencies; (iii) minimum statutory withholding thresholds and the classification on the cash flow statement of the withheld amounts; and (iv) an accounting policy election to recognize forfeitures as they occur. This guidance is effective for reporting periods beginning after December 15, 2016 and early adoption is permitted. The Company is evaluating the impact that this new guidance will have on its financial statements.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

As of June 30, 2016, the Company had $3,823 of cash.  The Company is considering various options, including raising additional equity, in order to raise cash for evaluation of leases and continuing operations.

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

Absent sufficient funding, the two lease option agreements will be written off upon their expiration.

For more information regarding the Lease Option Agreement II, please see the Company's Current Report on Form 8-K filed on May 11, 2015.

The Company has begun geological and geophysical studies of the two above listed prospects to identify potential areas for seismic surveys, geochemical imaging surveys and satellite and gravity studies.   Once the studies are completed, geological and engineering consultants will be utilized to "high-grade" certain areas for prospect development.  If favorable drilling prospects are identified, the Company will pursue suitable joint venture partners for well and field development.

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

Empire Petroleum Corporation

Date:	August 15, 2016	By:	/s/ J. C. Whorton, Jr.
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