Form 10-Q
period 2016-09-30
EMPIRE PETROLEUM CORP
filed 2016-11-14
CIK 887396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-Q
_________________

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016

or

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

The number of shares of the registrant's common stock, $0.001 par value, outstanding as of September 30, 2016 was 8,710,609.

EMPIRE PETROLEUM CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

EMPIRE PETROLEUM CORPORATION
BALANCE SHEETS

	September 30, 2016	December 31, 2015
ASSETS	(UNAUDITED)
Current assets:
Cash	$789	$18,105
Total current assets	789	18,105

Lease options	181,475	181,475
Total assets	$182,264	$199,580

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$49,600	$8,175
Total current liabilities	49,600	8,175

Stockholders' equity:
Common stock-$.001 par value authorized 150,000,000 shares, issued and outstanding 8,710,609	8,710	8,710
Additional paid in capital	15,185,088	15,081,928
Accumulated deficit	(15,061,134)	(14,899,233)
Total stockholders' equity	132,664	191,405
Total liabilities and stockholders' equity	$182,264	$199,580

See accompanying notes to unaudited financial statements

EMPIRE PETROLEUM CORPORATION
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2016	2015	2016	2015
Revenue:
Petroleum sales	$0	$0	$0	$0

Costs and expenses:
Production and operating	0	0	0	0
General and administrative	18,859	40,220	161,901	137,656
	18,859	40,220	161,901	137,656
Operating loss	(18,859)	(40,220)	(161,901)	(137,656)

Other income:
Interest income	0	5	0	19
Total other income	0	5	0	19

Net loss	$(18,859)	$(40,215)	$(161,901)	$(137,637)

Net loss per common share, basic & diluted	$(0.00)	$(0.00)	$(0.02)	$(0.02)
Weighted average number of
common shares outstanding
basic and diluted	8,710,609	8,710,609	8,710,609	8,583,550

See accompanying notes to unaudited financial statements

EMPIRE PETROLEUM CORPORATION
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended

	September 30, 2016	September 30, 2015

Cash flows from operating activities:
Net loss	$(161,901)	$(137,637)

Adjustments to reconcile net loss to net
cash used in operating activities:
Value of services contributed by officers	37,500	37,500
Value of stock options issued	65,660

Change in operating assets and liabilities:
Accounts payable and accrued liabilities	41,425	1,022
Net cash used in operating activities	(17,316)	(99,115)

Cash flows from financing activities:
Proceeds from sale of stock	0	135,000

Net cash provided by financing activities	0	135,000

Net change in cash	(17,316)	35,885

Cash - Beginning of period	18,105	82

Cash - End of period	$789	$35,967

Supplemental Disclosure:
Common stock options issued to acquire lease options	$—	$181,475

See accompanying notes to unaudited financial statements

EMPIRE PETROLEUM CORPORATION

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
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

As of September 30, 2016, the Company had $789 of cash.  In order to sustain the Company's operations on a long-term basis, the Company continues to look for merger opportunities and consider public or private financings.

Compensation of Officers and Employees

As of September 30, 2016, the Company had no employees.  Mr. Albert E. Whitehead, the Company's Chairman and Chief Executive Officer until January 20, 2015, devoted a considerable amount of time to the affairs of the Company and received no compensation.  On January 21, 2015, J.C. Whorton was appointed as the Company's Chief Executive Officer and Michael R. Morrisett was appointed as the Company's President.  Neither Mr. Whorton nor Mr. Morrisett have  received  compensation from the Company in the first nine months of 2016 or 2015.  The fair value of these services is estimated by management and is recognized as a capital contribution.  For the nine  months ended September 30, 2016 and 2015 the Company recorded $37,500 as a contribution by its executive officers.

Fair Value Measurements

The Financial Accounting Standards Board ("FASB") fair value measurement standards define fair value, establish a consistent framework for measuring fair value and establish a fair value hierarchy based on the observability of inputs used to measure fair value.  The Company's primary marketable asset is cash, and it owns no marketable securities.

2.       PROPERTY AND EQUIPMENT

As of September 30, 2016, the Company did not own any interest in oil and gas properties or equipment.

3.       EQUITY

Diluted Earnings per Share ("EPS") gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses.  As a result, if there is a loss from continuing operations, Diluted EPS is computed in the same manner as Basic EPS.  At September 30, 2016 and 2015, the Company had, respectively, 2,946,250 and 1,796,250 options and warrants outstanding that were not included in the calculation of earnings per share for the periods then ended.  Such financial instruments may become dilutive and would then need to be included in future calculations of Diluted EPS.  At September 30, 2016 and 2015, the outstanding options were considered anti-dilutive since the strike prices were above the market price and since the Company has incurred losses year to date.

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

THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2016, COMPARED TO THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2015.

General and administrative expenses decreased by $21,362 to $18,858 for the three months ended September 30, 2016, from $40,220 for the same period in 2015.  The decrease is primarily due to lower travel and legal & accounting expenses in 2016.

There was no depreciation expense attributable to the three months ended September 30, 2016 or September 30, 2015 because there are no assets.

For the reasons discussed above, net loss decreased by $21,357 from $(40,215) for the three months ended September 30, 2015, to $(18,858) for the three months ended September 30, 2016.

NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2016 COMPARED TO NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2015.

General and administrative expenses increased by $24,245 to $161,901 for the nine months ended September 30, 2016, from $137,656 for the same period in 2015.  The increase is primarily due to stock options issued in 2016.

There was no depreciation expense attributable to the three months ended September 30, 2016 or September 30, 2015 because there are no assets.

For the reasons discussed above, net loss increased by $24,264 from $(137,637) for the nine months ended September 30, 2015, to $(161,901) for the nine months ended September 30, 2016.

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

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

As of September 30, 2016, the Company had $789 of cash.  The Company is considering various options, including raising additional equity, in order to raise cash for evaluation of leases and continuing operations.

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

The Company is also actively pursuing the acquisition of operating and non-operating oil and gas properties.  It is anticipated that such acquisitions will be financed through equity or debt transactions.
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

Empire Petroleum Corporation

Date:	November 14, 2016	By:	/s/ J. C. Whorton, Jr.
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