Form 10-K
period 2016-12-31
EMPIRE PETROLEUM CORP
filed 2017-03-31
CIK 887396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-K
_________________

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

_________________

EMPIRE PETROLEUM CORPORATION
(Exact name of registrant as specified in its charter)

_________________

DELAWARE	001-16653	73-1238709
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

2651 E. 21st Street, Suite 310, Tulsa Oklahoma   74114
(Address of Principal Executive Offices)     (Zip Code)

(539) 444-8002
 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:  NONE
Name of each exchange on which registered:  N/A

Securities registered pursuant to 12(g) of the Act:

Title of each class:  Common Stock, $0.001 par value
Name of each exchange on which registered: OTCQB

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
☐ Yes  ☑ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates, based upon the average bid and asked prices of the registrant's Common Stock on the last business day of the registrant's most recently completed second fiscal quarter was $617,606.

The number of shares of the registrant's common stock, $0.001 par value, outstanding as of February 16, 2017, 8,710,609.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EMPIRE PETROLEUM CORPORATION

FORM 10-K

TABLE OF CONTENTS

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

Both lease options were determined to be impaired at the end of 2016 due to management's expectation that the lease options would not be exercised prior to expiring in April 2017.  The result of the impairment was the write off of the carrying value of the lease options as of December 31, 2016.

Investment in Masterson West II

On December 22, 2016, the Company entered into a subscription and contribution agreement with Masterson West, LLC ("Masterson West") (the "Contribution Agreement") relating to the newly formed Masterson West II, LLC, a Texas limited liability company ("Masterson West II").   Pursuant to the Contribution Agreement, among other things, (a) at the initial closing, the Company agreed to contribute 2,000,000 shares of its common stock, par value $0.001 per share (the "Common Stock"), to Masterson West II, along with an additional 38,000,000 shares of Common Stock and (b) at the final closing, Masterson West has an obligation to contribute certain oil and gas properties (the "Contributed Properties") to Masterson West II in exchange for the Company contributing cash of not less than $9,000,000 and up to $18,000,000 to Masterson West II.  There is no assurance that the Company will be able to secure the funds necessary for the final closing.  The final closing is scheduled to occur no later than April 1, 2017.  If the final closing occurs, the Company will own 50% of Masterson West II if it delivers $18,000,000 of cash at the final closing and 25% of Masterson West II if it delivers $9,000,000 of cash at the final closing.

Also on December 22, 2016, the Company entered into a limited liability agreement of Masterson West II with Masterson West (the "LLC Agreement").  Pursuant to the Contribution Agreement and the LLC Agreement, Masterson West is immediately entitled to a distribution of the 2,000,000 shares of Common Stock, but is only entitled to a distribution of all or a portion of the 38,000,000 shares of Common Stock if and when the final closing occurs.

In connection with the contribution of the Contributed Properties by Masterson West, at the final closing, Masterson West II will assume a credit facility affiliated with the Contributed Properties that has approximately $20,000,000 outstanding as of the date hereof.  Masterson West and the Company intends to use the cash consideration paid by the Company at the final closing to pay down such credit facility and/or as working capital to continue to develop the Contributed Properties.  If the proceeds are used to pay down part or all of such credit facility, the credit facility will be used to continue to develop the Contributed Properties.

All of Contributed Properties are located in Moore and Potter Counties in Texas and the wells to be included in such Contributed Properties primarily target the red cave formation at a depth of 2,100 to 2,300 feet.  Masterson West and affiliate of Masterson West, Adams Affiliates Inc., have owned and operated the Contributed Properties for over 20 years.  The Company has targeted this transaction for a number of reasons.  First, the Contributed Properties are currently producing approximately 1,000 barrels of oil per day equivalent and include approximately 8,000 net acres of leasehold that are held by such production.  Second, the Company believes this transaction is a lower risk oil-weighted infill drilling opportunity as Masterson West has identified approximately 380 locations to develop on five to ten acre spacing units, with approximately 200 proved undeveloped drilling locations.  The Company estimates the total cost to complete each well will be approximately $250,000.

As stated above, if the final closing does not occur, the Contributed Properties will not be transferred to Masterson West II and the additional 38,000,000 shares of the Common Stock will not be issued by the Company.  Also as stated above, under the Contribution Agreement, the final closing is scheduled to occur no later than April 1, 2017.  However, on February 18, 2017, the majority owner of Masterson West, Gary C. Adams, unexpectedly passed away.   As a result of such development, the final closing will not occur on April 1, 2017.  As of March 31, 2017, the Company was in discussions with the new owners of Masterson West regarding the possibility of postponing the date of the final closing and making other modifications to the Contribution Agreement and/or the LLC Agreement.

Changes in Directors and Executive Officers

On December 22, 2016, J. C. Whorton, Jr. resigned as the Chairman of the Board of Directors and Chief Executive Officer of the Company.  On December 23, 2016, the sole remaining member of the Board of Directors, Michael R. Morrisett, appointed Anthony N. Kamin to fill the vacancy on the Board of Directors created by Mr. Whorton's resignation. The resignation of J. C. Whorton, Jr. was not the result of any disagreement with the Company.

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

Employees

The Company has no employees.   On January 21, 2015, J.C. Whorton was appointed as the Company's Chief Executive Officer and Michael R. Morrisett was appointed as the Company's President.  On December 22, 2016, Mr. Whorton resigned his position.  Mr. Whorton and Mr. Morrisett have devoted a considerable amount of time to the affairs of the Company without compensation.  During 2015, Messrs. Whorton and Morrisett each received $6,000 as partial compensation for services provided to the Company.  The fair value of these services in excess of compensation paid is estimated by management and is recognized as a capital contribution by its executive officers.

On June 1, 2016, the Company issued options to purchase a total of 1,150,000 shares of the Company's common stock under the 2006 Stock Incentive Plan for services rendered to the Company, including capital formation, prospective deal origination, evaluation, due diligence, and administrative support. The options immediately vested and expire after two years, 600,000 of the options have a strike price of $0.15, and the remaining 550,000 options have a strike price of $0.25. The Company recorded an expense of $65,660 for such options, $27,500 related to options with a strike price of $0.25 and $38,160 related to the options with a strike price of $0.15. The value assigned to the stock options was determined using the Black-Scholes model with the following assumptions:  no dividend yield, expected annual volatility of 113%, risk free rate of .91% and an expected useful life of two years.

ITEM 1A.                     RISK FACTORS.

Not applicable.

ITEM 1B.                      UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.                        PROPERTIES.

As of December 31, 2016, the Company owned options to acquire approximately 160,000 gross leasable acres in South Dakota and North Dakota as further described under Item 1, Business.  These leases were identified as impaired as of December 31, 2016 and the Company's carrying value of these lease options were reduced to zero.

As of December 31, 2016, the Company owned 50% of the ownership interest in Masterson West II, which has entered into the Contribution Agreement with Masterson West pertaining to certain oil and gas properties as further described under Item 1, Business.  Due to the unexpected death of the majority owner of Masterson West, Gary C. Adams, the final closing under the Contribution Agreement is in doubt.

ITEM 3. LEGAL PROCEEDINGS.

As of December 31, 2016, the Company was not subject to any legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Company's Common Stock is traded on the OTCQB under the symbol "EMPR".

The following table sets forth the high and low bid information for the Company's common stock during the time periods indicated.

Year ended December 31, 2015:

Quarter	High	Low
03/31/15	$0.29	$0.10
06/30/15	$0.20	$0.11
09/30/15	$0.12	$0.04
12/31/15	$0.12	$0.07

Year ended December 31, 2016:

Quarter	High	Low
03/31/16	$0.10	$0.07
06/30/16	$0.12	$0.05
09/30/16	$0.12	$0.09
12/31/16	$0.25	$0.07

Quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

At December 31, 2016, there were approximately 185 stockholders of record of the Company's Common Stock.

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

Factors That May Affect Future Results.

The Company has executed Subscription and Contribution agreements to acquire a significant ownership position in Masterson West II, which may not occur

The Subscription and Contribution agreements require the Company to raise between $9,000,000 and $18,000,000 of new capital, the majority of which will be contributed to Masterson West II in exchange for Class B Common Shares. The Company may not be successful at raising the required capital which will result in the cancellation of the agreements.

The Company does not have any significant on-going income producing oil and gas properties and has limited financial resources.

For the past three years, the Company has financed its operations primarily from sales of its equity securities, loans made from officers and convertible notes issued to individual investors.  There is no assurance that the Company will be able to continue to finance its operations through the sale of its equity securities, or through loans or advances by third parties.

The Company reported losses of $(381,915) and $(174,924) for the years ended December 31, 2016 and 2015, respectively. The Company also had an accumulated deficit of $(15,279,860) as of December 31, 2016. The Company can provide no assurance that it will be profitable in the future and, if the Company does not become profitable, it may have to suspend its operations. As a result of the foregoing, the audit report of the Company's independent registered public accounting firm relating to the Company's financial statements has been modified because of a going concern uncertainty.  If the Company is able to raise the funds necessary to continue its operations, its future performance will be dependent on the success of its investments. The failure of completing the investment in Masterson West II or other drilling activities to achieve sufficient quantities of economically attractive reserves and production would have a material adverse effect on the Company's liquidity, operations and financial results.

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

The Company currently depends on the Company's President.

The Company is dependent on the experience, abilities and continued services of its current President, Michael R. Morrisett, which currently serves the Company without a formal compensation plan.  The loss or reduction of services of Mr. Morrisett could have a material adverse effect on the Company.

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

TWELVE MONTH PERIOD ENDED DECEMBER 31, 2016, COMPARED TO TWELVE MONTH PERIOD ENDED DECEMBER 31, 2015

For the twelve months ended December 31, 2016 and 2015, revenues were $0.  The Company does not have any producing wells at this time.

Lease option impairments of $181,475 were recognized for the twelve months ended December 31, 2016 due to the Company's expectation that it would not pursue exercising the options to lease properties primarily in South Dakota.  There were no impairments recognized in 2015.

The Company incurred no production and operating expenses in 2016.  Production and operating expenses in for the twelve months ended December 31, 2015 were $9,276.

General and administrative expenses increased by $30,955 to $196,603 for the twelve months ended December 31, 2016, from $165,648 for the same period in 2015. The increase was primarily due to issuance of stock options to certain members of management and other parties providing services to the Company in June 2016 which were expensed at their fair market value on the date of issue.

Interest expense was $3,837 and $0 for the twelve months ended December 31, 2016 and 2015, respectively.  The increase in interest expense resulted from the amortization of Debt Issue costs and accrued interest associated with the Company's issuance of $132,500 of convertible notes in December 2016.

For the reasons discussed above, net loss increased $206,991 from $(174,924) for the twelve months ended December 31, 2015, to $(381,915) for the twelve months ended December 31, 2016.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

As of December 31, 2016, the Company had $68,743 of cash on hand.  The Company expects to incur costs of approximately $7,500 per month relating to general administrative and other expenses until the completion of the investment in Masterson West II or other future investment or drilling activities occur.  It is expected that management will raise additional capital for future investment and working capital opportunities.

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

ITEM 8.                        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements of the Company are set forth on pages 21 through 30 at the end of this Form 10-K.

ITEM 9.                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.                     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation under the supervision of the Company's President (principal officer and principal financial officer) of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rules 13a - 15(e) and 15d - 15(e).  Based on this evaluation, the Company's  President (principal officer and principal financial officer) has concluded that the disclosure controls and procedures as of the end of the period covered by this report are effective.

Management's Annual Report on Internal Control Over Financial Reporting

The Company's President (principal officer and principal financial officer) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended.  The Company's internal controls were designed to provide reasonable assurance as to the reliability of the Company's financial reporting and the preparation of the financial statements for external purposes in accordance with generally accepted accounting principles in the United States.

Due to inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of control effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company's President (principal officer and principal financial officer) made an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2016.  In making this assessment, the Company's President (principal officer and principal financial officer) used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992.  Based on this assessment, the Company's President (principal officer and principal financial officer) concluded that as of December 31, 2016, the Company's internal control over financial reporting is effective based on those criteria.

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

ITEM 9B.                      OTHER INFORMATION.

None.

PART III

ITEM 10.                       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following lists the directors and executive officers of the Company:

Name	Age	Position
Michael R. Morrisett	53	Director and President
Anthony N. Kamin	56	Director

__________________________________
Directors hold office until their successors are elected by the stockholders of the Company and qualified.  Executive officers serve at the pleasure of the Board of Directors.

Michael R. Morrisett

Mr. Morrisett has served as a director of the Company and as the Company's President since January 19, 2015.  Mr. Morrisett has over 25 years of experience in investment banking and considerable experience in the management of non-operated oil and gas operations.  From April 2014 to present, Mr. Morrisett has served as the Chief Financial Officer and Director of Wearable World, Inc., a privately held media and technology portfolio company based in San Francisco, California. From November 2012 to the present, Mr. Morrisett has served Total Energy Partners Funds, an investment fund engaged in the ownership of non-operated oil and gas working interests, in several capacities, including as a partner.  From May 2011 to July 2013, Mr. Morrisett served in several roles at Osage Investments, Inc., a FINRA member investment banking firm, initially as Head of Investment Banking, and then later as President.  From April 2010 to December 2012, Mr. Morrisett served as Vice President of Investment Banking of Equity Station, Inc., a FINRA member investment banking firm.  Prior to 2010, Mr. Morrisett served in various executive capacities at other investment banking firms and oil and gas concerns.

Anthony N. Kamin

Anthony N. Kamin serves as the President of Eastwood Investment Management (EIM), which he founded in 2001. EIM is a multi-strategy, multi-asset class family office which has been an active investor in energy and resource companies. Mr. Kamin is on the Board of ReadWrite, which through its RW Labs incubators in the U.S. and China helps accelerate early stage companies involved in IoT and related technologies. Mr. Kamin is the Founder and Executive Chairman of Clean Plate Restaurants Inc. He was a Venture Partner with Venture Strategy Partners from 1998 to 2003 helping launch its venture operations. Mr. Kamin received a Masters Degree from Yale University in international relations with a concentration in international law in 1985.

Identification of Audit Committee; Audit Committee Financial Expert

As of December 31, 2016, the Company had not established any committees (including an audit committee) because of the small size of its Board of Directors.  As such, the Company does not have an audit committee or an audit committee financial expert serving on such committee.  As of December 31, 2016, the entire Board of Directors essentially serve as the Company's audit committee.

Code of Ethics

The Company has adopted a Code of Ethics that applies to all of the Company's directors and employees, including the Company's principal executive officer, principal financial officer and principal accounting officer or persons performing similar functions.  The Company undertakes to provide any person without charge, upon request, a copy of the Code of Ethics.  Requests may be directed to Empire Petroleum Corporation, 2651 E. 21st Street, Suite 310, Tulsa Oklahoma, 74114, or by calling (539) 444-8002.

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

Based solely on review of the copies of such reports furnished to the Company and any written representations that in other reports were required during the year ended December 31, 2016, to the Company's knowledge, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners during the year ended December 31, 2016 were complied with on a timely basis, except as follows:

Name	Number of Late Reports	Number of Reports Not Reported on a Timely Basis	Number of Reports Not Filed
Gary C. Adams	1	1	0
Tony Kamin	2	2	0

ITEM 11.                       EXECUTIVE COMPENSATION.

The Board of Directors does not have a Compensation Committee.

Executive Compensation

During 2015, Messrs. Whorton and Morrisett did not receive any recurring compensation, but were each paid $6,000 as partial compensation for services provided to the Company.  During 2016, Mr. Morrisett did not receive any recurring compensation.

Director Compensation

No Director received compensation or any other benefits from the registrant during the last completed fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2016, the Company had one equity incentive plan under which equity securities were authorized for issuance to the Company's directors, officers, employees and other persons who performed substantial services for or on behalf of the Company.  At the Company's 2006 Annual Meeting of Stockholders, the stockholders approved the "2006 Stock Incentive Plan", which authorizes granting up to 5,000,000 options for up to 5,000,000 shares of the Company's Common Stock.

The following table provides certain information relating to the 1995 Stock Option Plan and the 2006 Stock Incentive Plan as of December 31, 2016, adjusted for the 2013 reverse stock split:

	(a)	(b)	(c)
Number of securities
remaining available
for future
	Number of securities		issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options	outstanding options	securities reflected
Plan Category	and rights	and rights	in column (a)

Equity compensation plans
approved by security
holders	1,154,167	$0.21	0

Equity compensation plans
not approved by security
holders	N/A	N/A	N/A

TOTAL	1,154,167		0

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our Common Stock as of March 1, 2017 for:

* each person who is known to own beneficially more than 5% of our outstanding Common Stock;

* each of our executive officers and directors; and

* all executive officers and directors as a group.

The percentage of beneficial ownership for the following table is based on 8,710,609 shares of Common Stock outstanding as of March 1, 2017.

Unless otherwise indicated below, to the Company's knowledge, all persons and entities listed below have sole voting and investment power over their shares of Common Stock.

	Amount and nature of
Name and address of beneficial owner	beneficial ownership	Percent of class (1)

J. C. Whorton, Jr.	1,673,128 (2)	19.2%
165 S. Union Blvd., Suite 360
Lakewood, CO 80228

Michael R. Morrisett	1,673,128 (2)	19.2%
Director and President
4870 S Lewis Ave. Suite 250
Tulsa, Oklahoma 74105

Empire Petroleum Holdings, LLC	3,718,064 (3)	42.7%
3803 S. Trenton Ave.
Tulsa, OK 74105

Anthony Kamin	217,637	2.5%
Director
4870 S Lewis Ave. Suite 250
Tulsa, Oklahoma 74105

Gary Adams	2,000,000 (4)	18.7%
1437 South Boulder Ave, Suite 930
Tulsa, OK 74119

All current directors, executive officers and beneficial owners as a group (4 persons)	5,563,893 (4)	51.9%

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

(3)  The shares owned by Empire Petroleum Holdings, LLC have not been included in the percentage ownership of all current directors, executive officers and beneficial owners as a group, but rather the shares owned by Empire Petroleum Holdings, LLC that are deemed owned by Mr. Whorton and Mr. Morrisett individually have been included in such line item.

(4)  The 2,000,000 shares shown as owned by Gary Adams have been subscribed, but not yet issued, to Masterson West II.  Mr. Adams has the right to cause these shares to be issued to Masterson West II and distributed to Masterson West, of which Mr. Adams owns a majority interest and controls.  Such shares have been included as outstanding for purposes of calculating Mr. Adam's percentage ownership and the percentage ownership of all current directors, executive officers and beneficial owners as a group.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Director Independence

Because of the small size of the Company's Board of Directors, the Company has not established any committees.  Rather, the entire Board acts as, and performs the same functions as, the audit committee, compensation committee and nominating committee.  Neither Mr. Morrisett nor Mr. Kamin is considered "independent" within the meaning of Rule 5605(a)(2) of the NASDAQ listing standards.

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of the fees billed or to be billed to the Company by HoganTaylor LLP, the Company's independent registered public accounting firm, for professional services rendered for the fiscal years ended December 31, 2016 and December 31, 2015:

Fee Category	Fiscal 2016 Fees	Fiscal 2015 Fees

Audit Fees (1)	$30,250	$30,250
Audit - Related Fees (2)	0	0
Tax Fees	0	0
All Other Fees (3)	0	0

Total Fees	$30,250	$30,250

(1)  Audit Fees consist of aggregate fees billed for professional services rendered for the audit of the Company's annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for the years ended December 31, 2016 and December 31, 2015, respectively.

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

2.1
Subscription and Contribution Agreement dated as of December 22, 2016, by and between Masterson West, LLC and Empire Petroleum Corporation (incorporated herein by reference to Exhibit 2.1 of the Company's Form 8-K dated December 22, 2016 filed on December 28, 2016).

2.2
Limited Liability Company Agreement of Masterson West II, LLC dated as of December 22, 2016(incorporated herein by reference to Exhibit 2.1 of the Company's Form 8-K dated December 22, 2016 filed on December 28, 2016).

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

4.1
Form of Securities Purchase Agreement entered into between Empire Petroleum Corporation and five accredited investors (incorporated herein by reference to Exhibit 2.1 of the Company's Form 8-K dated December 22, 2016 filed on December 28, 2016).

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

10.6	Form of Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.4 to the Company's Form 8-K dated June 5, 2006, which was filed on June 9, 2006).

31	Rule 13a – 14(a)/15d – 14(a) Certification of Michael R. Morrisett, principal executive officer and principal financial officer (submitted herewith).

32	Section 1350 Certification of Michael R. Morrisett, principal executive officer and principal financial officer (submitted herewith).

101	Financial Statements for XBRL format (submitted herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Empire Petroleum Corporation

Date: March 31, 2017	By:	/s/ Michael R. Morrisett
Name: Michael R. Morrisett
Title: President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael R. Morrisett	Director, and President	March 31, 2017
MICHAEL R. MORRISETT	(principal executive officer and principal financial officer)

/s/ Anthony J. Kamin	Director	March 31, 2017
ANTHONY J. KAMIN

EXHIBIT INDEX

NO.

2.1
Subscription and Contribution Agreement dated as of December 22, 2016, by and between Masterson West, LLC and Empire Petroleum Corporation (incorporated herein by reference to Exhibit 2.1 of the Company's Form 8-K dated December 22, 2016 filed on December 28, 2016).

2.2
Limited Liability Company Agreement of Masterson West II, LLC dated as of December 22, 2016 (incorporated herein by reference to Exhibit 2.1 of the Company's Form 8-K dated December 22, 2016 filed on December 28, 2016).

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

4.1
Form of Securities Purchase Agreement entered into between Empire Petroleum Corporation and five accredited investors (incorporated herein by reference to Exhibit 2.1 of the Company's Form 8-K dated December 22, 2016 filed on December 28, 2016).

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

10.6	Form of Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.4 to the Company's Form 8-K dated June 5, 2006, which was filed on June 9, 2006).

31	Rule 13a – 14(a)/15d – 14(a) Michael R. Morrisett, principal executive officer and principal financial officer (submitted herewith).

32	Section 1350 Certification of Michael R. Morrisett, principal executive officer and principal financial officer (submitted herewith).

101	Financial Statements for XBRL format (submitted herewith).

EMPIRE PETROLEUM CORPORATION

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of Empire Petroleum Corporation

We have audited the accompanying balance sheets of Empire Petroleum Corporation (the Company) as of December 31, 2016 and 2015, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Empire Petroleum Corporation as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ HOGANTAYLOR LLP
Tulsa, Oklahoma
March 31, 2017

EMPIRE PETROLEUM CORPORATION
BALANCE SHEETS

DECEMBER 31, 2016 AND 2015

	2016	2015
ASSETS
Current assets:
Cash	$68,743	$18,105
Prepaids	14,000	0
Total current assets	82,743	18,105
Lease options, at cost	0	181,475
Investment in Masterson West II	300,000	0
Total assets	$382,743	$199,580

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$22,518	$8,175
Total current liabilities	22,518	8,175

Convertible Notes, net	58,844	0

Stockholders' equity (deficit):
Common stock - $.001 par value 150,000,000 shares authorized,
8,710,609 shares issued and outstanding	8,710	8,710
Common stock subscribed not yet issued (2,000,000 shares at 2016)	2,000	0
Additional paid in capital	15,571,819	15,081,928
Accumulated deficit	(15,281,148)	(14,899,233)
Total stockholders' equity	301,381	191,405
Total liabilities and stockholders' equity	$382,743	$199,580

See accompanying notes to financial statements

EMPIRE PETROLEUM CORPORATION

STATEMENTS OF OPERATIONS

Years Ended December 31, 2016 and 2015

	2016	2015
Revenue:
Petroleum Sales	$0	$0

Costs and expenses:
Lease option impairment	181,475	0
Production and operating	0	9,276
General and administrative	196,603	165,648
	378,078	174,924
Operating loss	(378,078)	(174,924)

Other income and (expense):
Interest expense	(3,837)	0
Total other income and (expense)	(3,837)	0

Net loss	$(381,915)	$(174,924)

Net loss per common
share, basic and diluted	$(0.04)	$(0.02)
Weighted average number of
common shares outstanding
basic and diluted	8,727,047	8,615,924

See accompanying notes to financial statements

EMPIRE PETROLEUM CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

Years ended December 31, 2016 and 2015

			Common Stock Subscribed, not yet issued	Additional
	Common Stock			Paid in	Accumulated
	Shares	Par Value		Capital	Deficit	Total
Balances December 31, 2014	7,630,609	$7,630	$0	$14,716,533	$(14,724,309)	$(146)

Value of services contributed	0	0	0	50,000	0	50,000

Net loss	0	0	0	0	(174,924)	(174,924)

Issuance of Stock	1,080,000	1,080	0	133,920	0	135,000

Options Issued	0	0	0	181,475	0	181,475

Balances December 31, 2015	8,710,609	$8,710	$0	$15,081,928	$(14,899,233)	$191,405

Value of services contributed	0	0	0	50,000	0	50,000

Net loss	0	0	0	0	(381,915)	(381,915)

Subscription of Stock	0	0	2,000	298,000	0	300,000

Options, Warrants and conversion features Issued	0	0	0	141,891	0	141,891

Balances December 31, 2016	8,710,609	$8,710	$2,000	$15,571,819	$(15,281,148)	$301,381

See accompanying notes to financial statements

EMPIRE PETROLEUM CORPORATION

STATEMENTS OF CASH FLOWS

Years ended December 31, 2016 and 2015

	2016	2015

Cash flows from operating activities:
Net loss	$(381,915)	$(174,924)
Adjustments to reconcile net loss to net
cash used in operating activities:
Value of fair value of options granted	65,660	0
Value of services contributed by employee	50,000	50,000
Amortization of warrant value and conversion feature on convertible notes	2,574	0
Lease option impairment	181,475	0
Change in operating assets and liabilities:
Prepaids	(14,000)	0
Accounts payable and accrued liabilities	14,344	7,947
Net cash used in operating activities	(81,862)	(116,977)
Cash flows from financing activities:
Proceeds from convertible notes issued	132,500	0
Proceeds from stock issuance	0	135,000
Net cash provided by financing activities	132,500	135,000

Net increase in cash	50,638	18,023

Cash - Beginning of year	18,105	82

Cash - End of year	$68,743	$18,105

Noncash Investing and Financing Activities

Common stock subscribed in exchange for investment	$300,000	$0
Common stock options issued to acquire lease options	$0	$181,475

See accompanying notes to financial statements

EMPIRE PETROLEUM CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016 and 2015

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

1. Continuing operations:

The ultimate recoverability of the Company's investment in its oil and gas interests is dependent upon the existence and discovery and development of economically recoverable oil and gas reserves, the ability of the Company to obtain necessary financing to further develop the interests, and upon the ability to attain future profitable production. The Company has been incurring significant losses in recent years and future financing is uncertain.  These factors indicate that there is a substantial doubt about the Company's ability to continue as a going concern.

The continuation of the Company is dependent upon the ability of the Company to raise capital and attain future profitable operations. These financial statements have been prepared on the basis of United States generally accepted accounting principles applicable to a company with continuing operations, which assume that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its obligations in the normal course of operations.  These financial statements do not include any adjustments that might be necessary to the carrying value of assets and liabilities, reported expenses and the balance sheet classifications used should the Company be unable to continue as a going concern.

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

Lease options are capitalized as unproved property acquisition costs and are reviewed for impairment if indicators exist that the carrying value of the lease option may not be recoverable.  If the lease options become impaired, expire or are abandoned, the options will be expensed.  If proved reserves are discovered after the options are exercised, these costs will be reclassified as proved property.

(b) Equity Method Investments:

Companies in which Empire owns a 20% to 50% interest, but does not have a controlling interest, are accounted for by the equity method.  The Company owns 50%  non-controlling interest in Masterson West II.  Masterson West II is accounted for under the equity method and is not required to be consolidated in the financial statements.  The carrying value of the Company's investment in Masterson West II is reflected in the Balance Sheets as Investment in Masterson West II.  For more information about the investment in Masterson West II and the summarized Masterson West II balance sheet, refer to Note 4.

(c) Per share amounts:

The Company calculates and discloses basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). The computation of basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of outstanding common shares during the period.

Diluted Earnings per Share ("EPS") gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses.  As a result, if there is a loss from continuing operations, Diluted EPS is computed in the same manner as Basic EPS.  At December 31, 2015 and 2016, the Company had 6,250 and 3,287,500 options and warrants outstanding, respectively, that were not included in the calculation of earnings per share for the periods then ended.  Such financial instruments may become dilutive and would then need to be included in future calculations of Diluted EPS.  At December 31, 2016 and 2015, the outstanding options were considered anti-dilutive since the strike prices were above the market price and since the Company has incurred losses year to date.

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

 (e) Financial instruments:

The carrying value of current assets and current liabilities approximate their fair value due to the relatively short period to maturity of the instruments.  The carrying value of the convertible debt and investments in Masterson West II also approximate their fair value as of December 31, 2016.  Management's estimates are based on an assessment of qualitative factors that are considered level 3 measurements in the fair value valuation hierarchy required by FASB ASC 820.

(f) Stock option plan:

The Company expenses options granted over the vesting period based on the grant date fair value of the award.

(g) Obligations associated with the retirement of assets:

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

 (h) Recent Accounting Pronouncements:

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

3. Property and Lease Options:

In 2015, the Company acquired exclusive options to enter into two separate oil and gas leases with respect to 160,000 gross acres of mineral interests primarily in South Dakota.  The Company conducted geological and geophysical studies of the prospective acreage to identify potential areas for seismic surveys, geochemical imaging surveys and satellite and gravity studies to identify certain areas within the acreage for prospect development.

The Company did not pursue exercising either option during 2016 and determined it more likely than not that the options will not be exercised.  The lease options are expected to have no residual value upon expiration in April, 2017 and, based on the indication of impairment that occurred during the year, the carrying value of the options were adjusted to zero as of December 31, 2016.

4.  Investment in Masterson West II, LLC

On December 22, 2016, the Company entered into a subscription and contribution agreement with Masterson West, LLC ("Masterson West") (the "Contribution Agreement") relating to the newly formed Masterson West II, LLC, a Texas limited liability company ("Masterson West II").   Pursuant to the Contribution Agreement, among other things, (a) at the initial closing, the Company agreed to contribute 2,000,000 shares of its common stock, par value $0.001 per share (the "Common Stock"), to Masterson West II, along with an additional 38,000,000 shares of Common Stock and (b) at the final closing, Masterson West has an obligation to contribute certain oil and gas properties (the "Contributed Properties") to Masterson West II in exchange for the Company contributing cash of not less than $9,000,000 and up to $18,000,000 to Masterson West II.  There is no assurance that the Company will be able to secure the funds necessary for the final closing.  The final closing is scheduled to occur no later than April 1, 2017.  If the final closing occurs, the Company will own 50% of Masterson West II if it delivers $18,000,000 of cash at the final closing and 25% of Masterson West II if it delivers $9,000,000 of cash at the final closing.

Also on December 22, 2016, the Company entered into a limited liability agreement of Masterson West II with Masterson West (the "LLC Agreement").  Pursuant to the Contribution Agreement and the LLC Agreement, Masterson West is immediately entitled to a distribution of the 2,000,000 shares of Common Stock, but is only entitled to a distribution of all or a portion of the 38,000,000 shares of Common Stock if and when the final closing occurs.

In connection with the contribution of the Contributed Properties by Masterson West, at the final closing, Masterson West II will assume a credit facility affiliated with the Contributed Properties that has approximately $20,000,000 outstanding as of the date hereof.  Masterson West and the Company intends to use the cash consideration paid by the Company at the final closing to pay down such credit facility and/or as working capital to continue to develop the Contributed Properties.  If the proceeds are used to pay down part or all of such credit facility, the credit facility will be used to continue to develop the Contributed Properties.

All of Contributed Properties are located in Moore and Potter Counties in Texas and the wells to be included in such Contributed Properties primarily target the red cave formation at a depth of 2,100 to 2,300 feet.  Masterson West and affiliate of Masterson West, Adams Affiliates Inc., have owned and operated the Contributed Properties for over 20 years.  The Company has targeted this transaction for a number of reasons.  First, the Contributed Properties are currently producing approximately 1,000 barrels of oil per day equivalent and include approximately 8,000 net acres of leasehold that are held by such production.  Second, the Company believes this transaction is a lower risk oil-weighted infill drilling opportunity as Masterson West has identified approximately 380 locations to develop on five to ten acre spacing units, with approximately 200 proved undeveloped drilling locations.  The Company estimates the total cost to complete each well will be approximately $250,000.

As stated above, if the final closing does not occur, the Contributed Properties will not be transferred to Masterson West II and the additional 38,000,000 shares of the Common Stock will not be issued by the Company.  Also as stated above, under the Contribution Agreement, the final closing is scheduled to occur no later than April 1, 2017.  However, on February 18, 2017, the majority owner of Masterson West, Gary C. Adams, unexpectedly passed away.   As a result of such development, the final closing will not occur on April 1, 2017.  As of March 31, 2017, the Company was in discussions with the new owners of Masterson West regarding the possibility of postponing the date of the final closing and making other modifications to the Contribution Agreement and/or the LLC Agreement.

Masterson West II had no operations during the year.  The following table reflects the balance sheet of Masterson West II as of December 31, 2016:

Masterson West II Summarized Balance Sheet	2016

Total Assets (option and partial consideration to purchase certain oil and gas assets)	$300,000

Total Liabilities and Equity	$300,000

5. Senior Unsecured Convertible Promissory Notes

In December 2016, the Company entered into securities purchase agreements (each, a "Securities Purchase Agreement" and, collectively, the "Securities Purchase Agreements") with four accredited investors, pursuant to which it issued senior unsecured convertible promissory notes due December 31, 2018 (each, a "Convertible Note" and, collectively, the "Convertible Notes") in the aggregate amount of $132,500 in cash.  Each Convertible Note accrues interest at 6%, is due December 31, 2018 and is convertible at the option of the holder at $0.15 per share.  Each investor was also issued a warrant certificate (each, a "Warrant Certificate" and, collectively, the "Warrant Certificates"), pursuant to which such investor could acquire one share of Common Stock at $0.25 per share for each $0.25 invested in the applicable Convertible Note until December 31, 2018.  The full amount interest under each Convertible Note is accrued and paid upon the maturity date or earlier conversion.

The value allocated to the Warrant Certificates was the fair value determined using the Black-Scholes option valuation with the following assumptions:  no dividend yield, expected annual volatility of 112%, risk free interest rate of 0.91% and an expected useful life of two years, The fair value of the Warrant Certificates was allocated $38,115 to Paid in Capital and  $38,115 as Debt Issue Costs.  The Notes' conversion features were valued at their intrinsic value in excess of the debt's allocated value of $38,115 and resulted in additional Paid in Capital and Debt Issue Costs. The Debt Issue Costs represent a direct deduction of the face amount the Convertible Notes is amortized as interest expense over the life of the Notes.

The following table reflects the changes in long term debt during the years ended December 31, 2016 and 2015, respectively:

	2016	2015

Convertible Notes Outstanding	$132,500	$
Debt Issue Costs – Warrants and Conversion Feature	(73,656)

Convertible Notes Outstanding, Net	$58,844		$0

6.   Capital Stock:

The company completed a private placement to seven accredited investors on dates from February 12, 2015 through February 24, 2015 of 1,080,000 shares of common stock, along with warrants to purchase up to 540,000 shares of the Company's common stock at an exercise price of $0.25, for an aggregate price of $135,000.  The warrants could have been exercised at any time from the date of issuance until February 28, 2017, See Note 12.  Proceeds of the placements were allocated $1,080 to Common Stock, $6,858 to Additional Paid in Capital, and $127,062 to Common Stock Warrants, which is reflected in Additional Paid in Capital on the Statement of Changes in Stockholders' Equity (Deficit).  The value assigned to the warrants was determined using the Black-Scholes option valuation with the following assumptions:  no dividend yield, expected annual volatility of 214%, risk free interest rate of .49% and an expected useful life of two year period.

Effective April 8, 2015, the Company entered into an option to acquire oil & gas leases (the "Lease Option Agreement") with certain parties (BHPP Group).  Pursuant to the Lease Option Agreement, the Company acquired the sole and exclusive option for a period of two years to enter into one or more oil and gas leases with respect to any mineral interests owned by BHPP Group Members within an area of mutual interest located in the Counties of Haakon, Meade and Pennington in the State of South Dakota (the "Area of Mutual Interest").  The Lease Option Agreement covers approximately 150,000 gross leasable acres.  As the initial consideration under the Lease Option Agreement, the Company granted to the BHPP Group, options to acquire 1,000,000 shares of the Company's Common Stock, at an exercise price of $0.25 per share for a period of two years from the effective date of the Lease Option Agreement.  In addition, under the Lease Option Agreement, the BHPP Group has the right to be issued additional options to acquire shares of Common Stock at an exercise price of $0.25 per share upon assisting the Company in securing additional oil and gas leases within the Area of Mutual Interest.  The value assigned to the stock options was determined using the Black-Scholes option valuation with the following assumptions:  no dividend yield, expected annual volatility of 147%, risk free interest rate of .54% and an expected useful life of two years.   The fair value of the stock options issued were allocated $150,200 to Paid in Capital with an offsetting allocation of $150,200 to the Lease Options.

Effective April 30, 2015, the Company entered into an option to acquire oil & gas leases (the "Lease Option Agreement II") with certain parties (Anderson Brothers).  Pursuant to the Lease Option Agreement II, the Company acquired the sole and exclusive option for a period of two years to enter into one or more oil and gas leases with respect to any mineral interests owned by the Anderson Brothers within an area of mutual interest located in the Counties of Perkins and Harding in the State of South Dakota and the County of Adams, North Dakota (the "Area of Mutual Interest II").  The Lease Option Agreement II covers approximately 10,000 gross leasable acres.  As the initial consideration under the Lease Option Agreement II, the Company granted to the Anderson Brothers options to acquire an aggregate of 250,000 shares of the Company's Common Stock, at an exercise price of $0.25 per share, for a period of two years from the effective date of the Lease Option Agreement II.  In addition, under the Lease Option Agreement II, the Anderson Brothers have the right to be issued additional options to acquire shares of Common Stock at an exercise price of $0.25 per share upon assisting the Company in securing additional oil and gas leases within the Area of Mutual Interest II.  The value assigned to the stock options was determined using the Black-Scholes option valuation with the following assumptions:  no dividend yield, expected annual volatility of 135%, risk free interest rate of .58% and an expected useful life of two years.  The fair value of the stock options issued were allocated $31,275 to Paid in Capital with an offsetting allocation of $31,275 to the Lease Options.

During December 2016, the Company issued $132,500 of senior unsecured convertible promissory notes ("Convertible Notes") due December 31, 2018 to several accredited investors, See Note 5.  The Convertible Notes are convertible at the option of the holder into Common Stock at $0.15 per share.  Each investor was also issued a warrant certificate, pursuant to which such investor could acquire one share of Common Stock at $0.25 per share for each $0.25 invested in the applicable Convertible Note until December 31, 2018.

7. Stock options:

At the Company's 2006 Annual Meeting of Stockholders, the stockholders approved the 2006 Stock Incentive Plan (the "Plan").  The Plan permits the issuance of stock options, restricted stock awards, and performance shares to employees, officers, directors, and consultants of the Company.  Initially, and until such time as the Board creates a Compensation Committee, the Board of Directors will administer the Plan.  The total number of shares of common stock that may be issued pursuant to awards under the Plan is 5,000,000.  Under the Plan, no participant may receive awards of stock options that cover, in the aggregate, more than 500,000 shares of common stock in any fiscal year.  The plan terminated on June 5, 2016.

The Company expenses the cost of options granted over the vesting period of the option based on the grant-date fair value of the award.  Option fair values are estimated at the grant date using the Black-Scholes option valuation model.  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable.  For purposes of determining the expected life of the options, the Company utilizes the Simplified Method as defined in Staff Accounting Bulletin No. 107 issued by the Securities and Exchange Commission.  In addition, the Black-Scholes option valuation model requires the input of other highly subjective assumptions including stock price volatility.

On June 1, 2016 the Company issued options to purchase a total of 1,150,000 shares of the Company's common stock under the 2006 Stock Incentive Plan for services rendered to the Company, including capital formation, prospective deal origination, evaluation, due diligence, and administrative support. The options immediately vested and expire after 2 years. Options totaling 600,000 have a strike price of $0.15, with the remainder 550,000 having a strike price of $.25. The Company recorded an expense of $65,660 for the options; $27,500 related to options with a strike price of $0.25 and $38,160 related to options with a strike price of $0.15.

A summary of the Company's Incentive Plan as of December 31, 2016 and changes during the year is presented below:

		Weighted Average
	Options	Exercise Price

Outstanding at Beginning of Year 2015	6,250	$2.56

Granted	0

Cancelled or Exercised	0	$0

Outstanding at End of Year 2015	6,250	$2.56

Granted	600,000	$0.15

Granted	550,000	$0.25

Cancelled or Exercised	2,083	$1.44

Outstanding at End of Year 2016	1,154,167	$0.21

The following table summarizes information about stock options outstanding at December 31, 2016:

	Options Outstanding		Options Exercisable
Weighted
		Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise	Outstanding	Contractual	Exercise	Exercisable	Exercise
Prices	at 12/31/16	Life	Price	at 12/31/16	Price

$0.15 - $3.12	1,154,167	1.42 years	$0.21	1,154,167	$0.21

8. Income taxes:

The provision for income taxes differs from the amount obtained by applying the Federal income tax rate of 34% to income before income taxes. The difference relates to the following items:

	2016	2015
Statutory tax rate	34%	34%

Expected tax benefit	$(129,000)	$(60,000)
Nondeductible expenses	101,000
Benefit of losses not recognized	28,000	60,000

Tax provision (benefit) as reported	$0	$0

The components of deferred income taxes at December 31, are as follows:

	2016	2015

Deferred tax assets:
Loss carry-forwards	$2,960,000	$2,900,000
Valuation allowance	(2,960,000)	(2,900,000)

Net deferred taxes	$0	$0

At December 31, 2016, the Company has accumulated net operating loss carryforwards totaling approximately $8,700,000 which   begin to expire if not utilized starting in 2018.

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

9. Oil Sale Revenue:

The Company records revenue from petroleum sales when received from the operator of the well.  Petroleum sales are reported net of working interest and overriding royalty amounts due.

10. Operating lease:

Rent expense for the year ended December 31, 2015 was $2,000.  The Company incurred no rent expense in 2016.

11.  Related Party Transactions:

The Company has no employees.  Mr. Albert E. Whitehead, the Company's Chairman and Chief Executive Officer until January 20, 2015, devoted a considerable amount of time to the affairs of the Company and received no compensation.  On January 21, 2015, J. C. Whorton Jr. was appointed as the Company's Chief Executive Officer and Michael R. Morrisett was appointed as the Company's President.  On December 22, 2016, J. C. Whorton, Jr. resigned as the Chairman of the Board of Directors and Chief Executive Officer of the Corporation.  During 2015, Messrs. Whorton and Morrisett each received $6,000 as partial compensation for services provided to the Company.  The fair value of these services in excess of compensation paid is estimated by management and is recognized as a capital contribution.  For each of the years ended December 31, 2015 and 2016, the Company recorded $50,000 as a contribution by its executive officers.

During 2015, the Company also paid or accrued $2,000 for rent to a company in which Mr. Whorton also served as an officer.

12.  Subsequent Events:

During January 2017, the Company entered into securities purchase agreements, ("Securities Purchase Agreements") with two additional accredited investors totaling $62,500, See Note 5.

On February 28, 2017, the warrants that were issued with the 2015 capital raise expired without exercise.