Form 10-Q
period 2017-03-31
EMPIRE PETROLEUM CORP
filed 2017-05-15
CIK 887396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-Q
_________________

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017

or

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

2651 East 21st Street, Suite 310, Tulsa, OK 74114
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
Emerging growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying  with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐     No  ☒

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

The number of shares of the registrant's common stock, $0.001 par value, outstanding as of March 31, 2017 was 8,710,609.

EMPIRE PETROLEUM CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

EMPIRE PETROLEUM CORPORATION
BALANCE SHEETS

	March 31, 2017	December 31, 2016
ASSETS	(UNAUDITED)
Current assets:
Cash	$66,923	$68,743
Prepaids	42,000	14,000
Total current assets	108,923	82,743

Investment in Masterson West II	300,000	300,000
Total assets	$408,923	$382,743

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$71,020	$22,518
Accrued interest payable	4,056	0
Total current liabilities	75,076	22,518

Convertible notes, net	102,886	58,844

Stockholders' equity:
Common stock-$.001 par value authorized 150,000,000 shares,
issued and outstanding 8,710,609	8,710	8,710
Common stock subscribed not yet issues (2,000,000 shares)	2,000	2,000
Additional paid in capital	15,605,769	15,571,819
Accumulated deficit	(15,385,518)	(15,281,148)
Total stockholders' equity	230,961	301,381
Total liabilities and stockholders' equity	$408,923	$382,743

See accompanying notes to unaudited financial statements

EMPIRE PETROLEUM CORPORATION
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,

	2017	2016
Revenue:
Petroleum sales	$0	$0

Costs and expenses:
General and administrative	86,084	56,838
	86,084	56,838
Operating loss	(86,084)	(56,838)
Other expense:
Interest expense	18,286	0
Total other expense	18,286	0

Net loss	$(104,370)	$(56,838)

Net loss per common share, basic & diluted	$(0.01)	$(0.01)
Weighted average number of
common shares outstanding,
basic and diluted	8,710,609	8,710,609

See accompanying notes to unaudited financial statements

EMPIRE PETROLEUM CORPORATION
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,

	2017	2016

Cash flows from operating activities:
Net loss	$(104,370)	$(56,838)

Adjustments to reconcile net loss to net
cash used in operating activities:
Value of services contributed by officers	0	12,500
Amortization of warrant value and conversion feature on convertible notes	15,492	0

Change in operating assets and liabilities:
Prepaids	(28,000)	0
Accounts payable and accrued liabilities	48,502	35,023
Accrued interest payable	4,056	0
Net cash used in operating activities	(64,320)	(9,315)

Cash flows from financing activities:
Proceeds from convertible notes issued	62,500	0

Net cash provided by financing activities	62,500	0

Net change in cash	(1,820)	(9,315)

Cash - Beginning of period	68,743	18,105

Cash - End of period	$66,923	$8,790

See accompanying notes to unaudited financial statements

EMPIRE PETROLEUM CORPORATION
NOTES TO FINANCIAL STATEMENTS
March 31, 2017
(UNAUDITED)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements of Empire Petroleum Corporation ("Empire" or the "Company") have been prepared in accordance with United States generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, the results of operations, and the cash flows for the interim period are included.  All adjustments are of a normal, recurring nature.  Operating results for the interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

The information contained in this Form 10-Q should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2016 which are contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on March 31, 2017.

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

As of March 31, 2017, the Company had $66,923 of cash.  In order to sustain the Company's operations on a long-term basis, the Company continues to consider public or private financings, continue negotiations to potentially complete the Masterson West II transaction (see Note 3 for additional information), and pursue the acquisition of other operated and non-operated oil and gas properties.

Compensation of Officers and Employees

As of  March 31, 2017, the Company had no employees. Until December 22, 2016, J.C. Whorton served as the Company's Chief Executive Officer and Michael R. Morrisett was appointed as the Company's President. On December 22, 2016, Mr. Whorton resigned his position as Chief Executive Officer at which time Mr. Morrisett appointed Anthony Kamin to fill the vacancy on the Board of Directors created by Mr. Whorton's resignation.  No Board members received  compensation from the Company in the first three months of 2016.  The fair value of these services is estimated by management and is recognized as a capital contribution.  For the three  months ended March 31, 2016 the Company recorded $12,500 as a contribution by its executive officers.  For the three months ended March 31, 2017 the Company paid Mr. Morrisett $12,500 for services rendered.

Fair Value Measurements

The Financial Accounting Standards Board ("FASB") fair value measurement standards define fair value, establish a consistent framework for measuring fair value and establish a fair value hierarchy based on the observability of inputs used to measure fair value.

The carrying value of the convertible debt and investment in Masterson West II approximate fair value as of March 31, 2017. Management's estimates are based on the assessment of qualitative factors that are considered Level 3 measurements in the fair value hierarchy as required by FASB ASC 820.

2. PROPERTY AND EQUIPMENT

As of March 31, 2017, the Company did not own any interest in oil and gas properties or equipment.

3. INVESTMENT IN MASTERSON WEST II

On December 22, 2016, the Company entered into a subscription and contribution agreement with Masterson West, LLC ("Masterson West") (the "Contribution Agreement") relating to the newly formed Masterson West II, LLC, a Texas limited liability company ("Masterson West II").   Pursuant to the Contribution Agreement, among other things, (a) at the initial closing, the Company agreed to contribute 2,000,000 shares of its common stock, par value $0.001 per share (the "Common Stock"), to Masterson West II, along with an additional 38,000,000 shares of Common Stock and (b) at the final closing, Masterson West has an obligation to contribute certain oil and gas properties (the "Contributed Properties") to Masterson West II in exchange for the Company contributing cash of not less than $9,000,000 and up to $18,000,000 to Masterson West II.  There is no assurance that the Company will be able to secure the funds necessary for the final closing.  Under the terms of the Agreement, the final closing was scheduled to occur no later than April 1, 2017.  After April 1, 2017 either party has the right to terminate the Agreement.  If the final closing occurs, the Company will own 50% of Masterson West II if it delivers $18,000,000 of cash at the final closing and 25% of Masterson West II if it delivers $9,000,000 of cash at the final closing.

Also on December 22, 2016, the Company entered into a limited liability agreement of Masterson West II with Masterson West (the "LLC Agreement").  Pursuant to the Contribution Agreement and the LLC Agreement, Masterson West was immediately entitled to a distribution of the 2,000,000 shares of Common Stock, but is only entitled to a distribution of all or a portion of the 38,000,000 shares of Common Stock if and when the final closing occurs.

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

On February 18, 2017 Gary C. Adams, the majority owner of Masterson West unexpectedly passed away. As a result of this development, the final closing did not occur on April 1, 2017, the final close date  per the Contribution Agreement. Though the transaction did not close before the stated final closing date, the Agreement remains in effect until one or both parties serve a notice of termination. As of the date of this filing, neither party has elected to terminate the Contribution Agreement. The Company is continuing its discussions with representatives of Masterson West regarding the continuation of the Contribution Agreement.

4. EQUITY

Diluted Earnings per Share ("EPS") gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses.  As a result, if there is a loss from continuing operations, Diluted EPS is computed in the same manner as Basic EPS.  At March 31, 2017 and 2016, the Company had, respectively, 1,154,167 and 1,796,250 options outstanding that were not included in the calculation of earnings per share for the periods then ended.  Such financial instruments may become dilutive and would then need to be included in future calculations of Diluted EPS.  At March 31, 2017 and 2016, the outstanding options were considered anti-dilutive since the strike prices were above the market price and since the Company has incurred losses year to date.

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

In December 2016, the Company entered into securities purchase agreements (each, a "Securities Purchase Agreement" and, collectively, the "Securities Purchase Agreements") with four accredited investors, pursuant to which it issued senior unsecured convertible promissory notes due December 31, 2018 (each, a "Convertible Note" and, collectively, the "Convertible Notes") in the aggregate amount of $132,500 in cash.  Each Convertible Note accrues interest at 6%, is due December 31, 2018 and is convertible at the option of the holder at $0.15 per share.  Each investor was also issued a warrant certificate (each, a "Warrant Certificate" and, collectively, the "Warrant Certificates"), pursuant to which such investor could acquire one share of Common Stock at $0.25 per share for each $0.25 invested in the applicable Convertible Note until December 31, 2018.  The full amount of interest under each Convertible Note is accrued and paid upon the maturity date or earlier conversion.

The value allocated to the Warrant Certificates was the fair value determined using the Black-Scholes option valuation with the following assumptions:  no dividend yield, expected annual volatility of 112%, risk free interest rate of 0.91% and an expected useful life of two years, The fair value of the Warrant Certificates was allocated $38,115 to Paid in Capital.  The Notes' conversion features were valued at their intrinsic value in excess of the debt's allocated value of $38,115 and resulted in additional Paid in Capital. The Debt Issue Costs represent a direct deduction of the face amount the Convertible Notes is amortized as interest expense over the life of the Notes.

In January 2017, the Company entered into securities purchase agreements (each, a "Securities Purchase Agreement" and, collectively, the "Securities Purchase Agreements") with two accredited investors, pursuant to which it issued senior unsecured convertible promissory notes due December 31, 2018 (each, a "Convertible Note" and, collectively, the "Convertible Notes") in the aggregate amount of $62,500 in cash.  Each Convertible Note accrues interest at 6%, is due December 31, 2018 and is convertible at the option of the holder at $0.15 per share.  Each investor was also issued a warrant certificate (each, a "Warrant Certificate" and, collectively, the "Warrant Certificates"), pursuant to which such investor could acquire one share of Common Stock at $0.25 per share for each $0.25 invested in the applicable Convertible Note until December 31, 2018.  The full amount of interest under each Convertible Note is accrued and paid upon the maturity date or earlier conversion.

The value allocated to the Warrant Certificates was the fair value determined using the Black-Scholes option valuation with the following assumptions:  no dividend yield, expected annual volatility of 110%, risk free interest rate of 1.23% and an expected useful life of two years, The fair value of the Warrant Certificates was allocated $16,975 to Paid in Capital.  The Notes' conversion features were valued at their intrinsic value in excess of the debt's allocated value of $16,975 and resulted in additional Paid in Capital. The Debt Issue Costs represent a direct deduction of the face amount the Convertible Notes is amortized as interest expense over the life of the Notes.

The following table reflects the changes in long term debt during the quarter ended March 31, 2017 and 2016, respectively:

	2017	2016

Convertible Notes Outstanding	$195,000	$0
Debt Issue Costs – Warrants and Conversion Feature	(92,114)	0

Convertible Notes Outstanding, Net	$102,886	$0

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

THREE-MONTH PERIOD ENDED MARCH 31, 2017, COMPARED TO THREE-MONTH PERIOD ENDED MARCH 31, 2016.

General and administrative expenses increased by $29,246 to $86,084 for the three months ended March 31, 2017, from $56,838 for the same period in 2016.  The increase is primarily due to increased legal fees associated with Masterson West and fees associated with the over the counter stock listing.

Interest expense increased by $18,286 for the three months ended March 31, 2017 to $18,286 from $ -0- for the same period in 2016. The increase is due to the issuance of the convertible notes in the fourth quarter of 2016 and first quarter of 2017.

There was no depreciation expense attributable to the three months ended March 31, 2017 or 2016 because there are no assets.

For the reasons discussed above, net loss increased by $47,532 from $(56,838) for the three months ended March 31, 2016, to $(104,370) for the three months ended March 31, 2017.

5. SUBSEQUENT EVENTS

The Company is continuing to discuss options with Masterson West concerning the investment in Masterson West II (see Note 3) after the death of its majority owner. Neither party has indicated an intention to terminate the Agreement.

RECENTLY ISSUED ACCOUNTING STANDARDS

The Financial Accounting Standards Board ("FASB") periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting.  The following is a summary of recent accounting pronouncements that are relevant to the Company:

In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40)": Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. The guidance requires an entity to evaluate whether there are conditions or events, in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the financial statements are available to be issued when applicable) and to provide related footnote disclosures in certain circumstances. The guidance is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early application is permitted. The Company has adopted ASU 2014-15.

In March 2016, the FASB issued ASU No. 2016-09, "Compensation-Stock Compensations (Topic 718: Improvements to Employee Share-based Payment Accounting," which changes the accounting and presentation for share-based payment arrangements in the following areas: (i) recognition in the statement of operations of excess tax benefits and deficiencies; (ii) cash flow presentation of excess tax benefit and deficiencies; (iii) minimum statutory withholding thresholds and the classification on the cash flow statement of the withheld amounts; and (iv) an accounting policy election to recognize forfeitures as they occur. This guidance is effective for reporting periods beginning after December 15, 2016 and early adoption is permitted. Management has determined that ASU 2016-09 does not have a material impact on the Company's financial statements.

In August 2016, the FASB issued ASU 2016-15: "Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments."  This ASU addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice.  The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  Early adoption is permitted.  Management is evaluating the impact that ASU No. 2016-15 will have on the Company's financial statements.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

As of March 31, 2017, the Company had $66,923 of cash.  The Company is considering various options, including raising additional equity, in order to raise cash for acquisitions and transactions and continuing operations.

OUTLOOK

See Note 3 to the financial statements for information regarding the Contribution Agreement the Company entered into with Masterson West.  On February 18, 2017 Gary C. Adams, the majority owner of Masterson West unexpectedly passed away. As a result of this development, the final closing did not occur on April 1, 2017, the final close date  per the Contribution Agreement. Though the transaction did not close before the stated final closing date, the Agreement remains in effect until one or both parties serve a notice of termination. As of the date of this filing, neither party has elected to terminate the Contribution Agreement. The Company is continuing its discussions with representatives of Masterson West regarding the continuation of the Contribution Agreement. The Company anticipates that the Contribution Agreement and/or the LLC Agreement will either be amended, replaced or terminated in either the second or third quarter of 2017.

The Company is also actively pursuing the acquisition of  other operated and non-operated oil and gas properties.  It is anticipated that such acquisitions will be financed through equity or debt transactions.

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q, including this section, includes certain statements that may be deemed "forward-looking statements" within the meaning of federal securities laws.  All statements, other than statements of  historical facts, that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including future sources of financing and other possible business developments, are forward-looking statements.  Such statements are subject to a number of assumptions, risks and uncertainties and could be affected by a number of different factors, including the Company's failure to secure short and long-term financing necessary to sustain and grow its operations, increased competition, changes in the markets in which the Company participates and the technology utilized by the Company and new legislation regarding environmental matters.  These risks and other risks that could affect the Company's business are more fully described in reports it files with the SEC, including its Form 10-K for the year ended December 31, 2016.  Actual results may vary materially from the forward-looking statements.

The Company undertakes no duty to update any of the forward-looking statements in this Form 10-Q.

MATERIAL RISKS

The Company has incurred significant losses from operations and there is no assurance that it will achieve profitability or obtain the funds necessary to finance continued operations.  For other material risks, see the Company's Form 10-K for the year ended December 31, 2016, which was filed on March 31, 2017.

Item 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4.        CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation under the supervision of the Company's President (and principal financial officer) of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rules 13a - 15(e) and 15d - 15(e).  Based on this evaluation, the Company's President (and principal financial officer) has concluded that the disclosure controls and procedures as of the end of the period covered by this report are effective.

PART II. OTHER INFORMATION

Item 1.        Legal Proceedings

None.

Item 1A.     Risk Factors

Not applicable.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.        Defaults Upon Senior Securities

None.

Item 4.        Mine Safety Disclosures

Not applicable.

Item 5.        Other Information

None.

Item 6.        Exhibits

31
Certification of Michael R. Morrisett, President and principal financial officer pursuant to Rules 13a - 14 (a) and 15(d) - 14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(1) (31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32
Certification of Michael R. Morrisett, President and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

101	Financial Statements for XBRL format (submitted herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Empire Petroleum Corporation

Date:	May 15, 2017	By:	/s/ Michael R. Morrisett
Michael R. Morrisett
President
(principal executive officer)

EXHIBIT INDEX

NO.                DESCRIPTION

31
Certification of Michael R. Morrisett, President and principal financial officer pursuant to Rules 13a - 14 (a) and 15(d) - 14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(1) (31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32
Certification of Michael R. Morrisett, President and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

101	Financial Statements for XBRL format (submitted herewith).