Form 10-Q/A
period 2017-03-31
EMPIRE PETROLEUM CORP
filed 2017-05-16
CIK 887396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-Q/A
(Amendment No. 1)
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

EXPLANATORY NOTE

Registrant is filing this Amendment No. 1 (this “Amendment”) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, originally filed with the U.S. Securities and Exchange Commission on May 15, 2017 (the “Original Filing”), solely to furnish the Interactive Data files as Exhibit 101, in accordance with Rule 405 of Regulation S-T. There are no other changes to the Original Filing.

Item 6.        Exhibits

31
Certification of Michael R. Morrisett, President and principal financial officer pursuant to Rules 13a - 14 (a) and 15(d) - 14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(1) (31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Previously filed).

32
Certification of Michael R. Morrisett, President and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Previously filed).

101	Financial Statements for XBRL format (submitted herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Empire Petroleum Corporation

Date:	May 16, 2017	By:	/s/ Michael R. Morrisett
Michael R. Morrisett
President
(principal executive officer)

EXHIBIT INDEX

NO.	DESCRIPTION

31
Certification of Michael R. Morrisett, President and principal financial officer pursuant to Rules 13a - 14 (a) and 15(d) - 14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(1) (31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Previously filed).

32
Certification of Michael R. Morrisett, President and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Previously filed).

101	Financial Statements for XBRL format (submitted herewith).