Form 10-Q
period 2017-06-30
EMPIRE PETROLEUM CORP
filed 2017-08-10
CIK 887396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-Q
_________________

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2017

or

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

The number of shares of the registrant's common stock, $0.001 par value, outstanding as of June 30, 2017 was 8,710,609.

EMPIRE PETROLEUM CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

EMPIRE PETROLEUM CORPORATION
BALANCE SHEETS

	June 30, 2017	December 31, 2016
ASSETS	(UNAUDITED)
Current assets:
Cash	$21,830	$68,743
Prepaids	37,894	14,000
Total current assets	59,724	82,743

Investment in Masterson West II	300,000	300,000
Total assets	$359,724	$382,743

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$48,748	$22,518
Accrued interest payable	7,014	0
Total current liabilities	55,762	22,518

Convertible notes, net	116,556	58,844

Stockholders' equity:
Common stock-$.001 par value authorized 150,000,000 shares,
issued and outstanding 8,710,609	8,710	8,710
Common stock subscribed not yet issued (2,000,000 shares)	2,000	2,000
Additional paid in capital	15,605,769	15,571,819
Accumulated deficit	(15,429,073)	(15,281,148)
Total stockholders' equity	187,405	301,381
Total liabilities and stockholders' equity	$359,724	$382,743

See accompanying notes to unaudited financial statements

EMPIRE PETROLEUM CORPORATION

STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2017	2016	2017	2016
Revenue:
Petroleum sales	$0	0	0	0

Costs and expenses:
General and administrative	26,926	86,204	113,010	143,042
	26,926	86,204	113,010	143,042
Operating loss	(26,926)	(86,204)	(113,010)	(143,042)

Other expense:
Interest expense	16,628	0	34,914	0
Total other expense	16,628	0	34,914	0

Net loss	$(43,554)	(86,204)	(147,924)	(143,042)

Net loss per common share, basic & diluted	$(0.01)	(0.01)	(0.02)	(0.02)

Weighted average number of common shares outstanding basic and diluted	8,710,609	8,710,609	8,710,609	8,710,609

See accompanying notes to unaudited financial statements

EMPIRE PETROLEUM CORPORATION

STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,

	2017	2016

Cash flows from operating activities:
Net loss	$(147,924)	$(143,042)

Adjustments to reconcile net loss to net
cash used in operating activities:
Value of services contributed by officers	0	25,000
Value of stock options issued	0	65,660
Amortization of warrant value and conversion feature on convertible notes	29,162	0
Change in operating assets and liabilities:
Prepaids	(23,894)	0
Accounts payable and accrued liabilities	26,229	38,100
Accrued interest payable	7,014	0
Net cash used in operating activities	(109,413)	(14,282)

Cash flows from financing activities:
Proceeds from convertible notes issued	62,500	0

Net cash provided by financing activities	62,500	0

Net change in cash	(46,913)	(14,282)

Cash - Beginning of period	68,743	18,105

Cash - End of period	$21,830	$3,823

See accompanying notes to unaudited financial statements

EMPIRE PETROLEUM CORPORATION
NOTES TO FINANCIAL STATEMENTS
June 30, 2017
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

As of June 30, 2017, the Company had $21,830 of cash.  In order to sustain the Company's operations on a long-term basis, the Company continues to consider public or private financings and continue negotiations to complete the Masterson West II transaction (see Note 3 for additional information).

Compensation of Officers and Employees

As of June 30, 2017, the Company had no employees. Until December 22, 2016, J.C. Whorton served as the Company's Chief Executive Officer and Michael R. Morrisett was appointed as the Company's President. On December 22, 2016, Mr. Whorton resigned his position as Chief Executive Officer at which time Mr. Morrisett appointed Anthony Kamin to fill the vacancy on the Board of Directors created by Mr. Whorton's resignation.  No Board members received  compensation from the Company in the first six months of 2016.  The fair value of these services was estimated by management and is recognized as a capital contribution.  For the six months ended June 30, 2016, the Company recorded $25,000 as a contribution by its executive officers.  For the six months ended June 30, 2017, the Company paid Mr. Morrisett $12,500 for services rendered.

Fair Value Measurements

The Financial Accounting Standards Board ("FASB") fair value measurement standards define fair value, establish a consistent framework for measuring fair value and establish a fair value hierarchy based on the observability of inputs used to measure fair value.

The carrying value of the convertible debt and investment in Masterson West II approximate fair value as of June 30, 2017. Management's estimates are based on the assessment of qualitative factors that are considered Level 3 measurements in the fair value hierarchy as required by FASB ASC 820.

2. PROPERTY AND EQUIPMENT

As of June 30, 2017, the Company did not own any interest in oil and gas properties or equipment.

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

On February 18, 2017, Gary C. Adams, the majority owner of Masterson West unexpectedly passed away. As a result of this development, the final closing did not occur on April 1, 2017, the final close date  per the Contribution Agreement. Though the transaction did not close before the stated final closing date, the Agreement remains in effect until one or both parties serve a notice of termination. As of the date of this filing, neither party has elected to terminate the Contribution Agreement. The Company is continuing its discussions with representatives of Masterson West regarding the continuation of the Contribution Agreement.

4. EQUITY

Diluted Earnings per Share ("EPS") gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses.  As a result, if there is a loss from continuing operations, Diluted EPS is computed in the same manner as Basic EPS.  At June 30, 2017 and 2016, the Company had, respectively, 1,154,167 and 2,946,250 options outstanding that were not included in the calculation of earnings per share for the periods then ended.  Such financial instruments may become dilutive and would then need to be included in future calculations of Diluted EPS.  At June 30, 2017 and 2016, the outstanding options were considered anti-dilutive since the strike prices were above the market price and since the Company has incurred losses year to date.

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

The following table reflects the changes in long term debt during the six months ended June 30, 2017 and 2016, respectively:

	2017	2016

Convertible Notes Outstanding	$195,000	$0
Debt Issue Costs – Warrants and Conversion Feature	(78,444)	0

Convertible Notes Outstanding, Net	$116,556	$0

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

THREE-MONTH PERIOD ENDED JUNE 30, 2017, COMPARED TO THREE-MONTH PERIOD ENDED JUNE 30, 2016.

General and administrative expenses decreased by $59,278 to $26,926 for the three months ended June 30, 2017, from $86,204 for the same period in 2016.  The decrease is primarily due stock options issued in 2016, where none were issued in 2017.

Interest expense increased by $16,628 for the three months ended June 30, 2017 to $16,628 from $ -0- for the same period in 2016. The increase is due to the issuance of the convertible notes in the fourth quarter of 2016 and first quarter of 2017.

There was no depreciation expense attributable to the three months ended June 30, 2017 or 2016 because there are no assets.

For the reasons discussed above, net loss decreased by $42,650 from $(86,204) for the three months ended June 30, 2016, to $(43,554) for the three months ended June 30, 2017.

SIX-MONTH PERIOD ENDED JUNE 30, 2017, COMPARED TO SIX-MONTH PERIOD ENDED JUNE 30, 2016.

General and administrative expenses decreased by $30,032 to $113,010 for the six months ended June 30, 2017, from $143,042 for the same period in 2016.  The decrease is primarily due to stock options issued in 2016, where none were issued in 2017 offset by 2017 increased legal fees associated with Masterson West and fees associated with the over the counter stock listing.

Interest expense increased by $34,914 for the six months ended June 30, 2017 to $34,914 from $ -0- for the same period in 2016. The increase is due to the issuance of the convertible notes in the fourth quarter of 2016 and first quarter of 2017.

There was no depreciation expense attributable to the three months ended June 30, 2017 or 2016 because there are no assets.

For the reasons discussed above, net loss increased by $4,882 from $(143,042) for the six months ended June 30, 2016, to $(147,924) for the three months ended June 30, 2017.

SUBSEQUENT EVENTS

The Company is continuing to discuss options with Masterson West concerning the investment in Masterson West II (see Note 3) after the death of its majority owner. Neither party has indicated an intention to terminate the Agreement.

On July 25, 2017, the Company issued 93,333 shares of its common stock and warrants to purchase 56,000 shares of its common stock for $.25 per share which expires on December 31, 2018 to an investment banking service firm in return for past and future services.

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

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

As of June 30, 2017, the Company had $21,830 of cash.  The Company is considering various options, including raising additional equity, in order to raise cash for acquisitions and transactions and continuing operations.

OUTLOOK

See Note 3 to the financial statements for information regarding the Contribution Agreement the Company entered into with Masterson West.  On February 18, 2017, Gary C. Adams, the majority owner of Masterson West unexpectedly passed away. As a result of this development, the final closing did not occur on April 1, 2017, the final close date  per the Contribution Agreement. Though the transaction did not close before the stated final closing date, the Agreement remains in effect until one or both parties serve a notice of termination. As of the date of this filing, neither party has elected to terminate the Contribution Agreement. The Company is continuing its discussions with representatives of Masterson West regarding the continuation of the Contribution Agreement. The Company anticipates that the Contribution Agreement and/or the LLC Agreement will either be amended, replaced or terminated in the third quarter of 2017.

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

Empire Petroleum Corporation

Date:	August 10, 2017	By:	/s/ Michael R. Morrisett
Michael R. Morrisett
President
(principal executive officer)

EXHIBIT INDEX

NO.             DESCRIPTION

31.1
Certification of Michael R. Morrisett, President (principal financial officer) pursuant to Rules 13a - 14 (a) and 15(d) - 14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(1) (31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.1
Certification of Michael R. Morrisett, President (principal financial officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

101	Financial Statements for XBRL format (submitted herewith).