Form 10-Q
period 2017-09-30
EMPIRE PETROLEUM CORP
filed 2017-11-13
CIK 887396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-Q
_________________

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2017

or

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

The number of shares of the registrant's common stock, $0.001 par value, outstanding as of September 30, 2017 was 8,803,942.

EMPIRE PETROLEUM CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

EMPIRE PETROLEUM CORPORATION

BALANCE SHEETS

	September 30, 2017	December 31, 2016
ASSETS	(UNAUDITED)

Current assets:
Cash	$14,143	$68,743
Prepaids	37,894	14,000
Total current assets	52,037	82,743

Investment in Masterson West II	300,000	300,000
Total assets	$352,037	$382,743

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$37,415	$22,518
Accrued interest payable	10,237	0
Total current liabilities	47,652	22,518

Convertible notes, net	170,092	58,844

Stockholders' equity:
Common stock-$.001 par value authorized 150,000,000 shares,
issued and outstanding 8,803,942 and 8,710,609 respectively	8,804	8,710
Common stock subscribed not yet issued (2,000,000 shares)	2,000	2,000
Additional paid in capital	15,621,210	15,571,819
Accumulated deficit	(15,497,721)	(15,281,148)
Total stockholders' equity	134,293	301,381
Total liabilities and stockholders' equity	$352,037	$382,743

See accompanying notes to unaudited financial statements

EMPIRE PETROLEUM CORPORATION

STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2017	2016	2017	2016
Revenue:
Petroleum sales	$0	$0	$0	$0

Costs and expenses:
General and administrative	51,250	18,859	164,260	161,901
	51,250	18,859	164,260	161,901
Operating loss	(51,250)	(18,859)	(164,260)	(161,901)

Other expense:
Interest expense	17,399	0	52,313	0
Total other expense	17,399	0	52,313	0

Net loss	$(68,649)	$(18,859)	$(216,573)	$(161,901)

Net loss per common share, basic & diluted	$(0.01)	$(0.00)	$(0.02)	$(0.02)

Weighted average number of common shares outstanding basic and diluted	8,779,326	8,710,609	8,733,599	8,710,609

See accompanying notes to unaudited financial statements

EMPIRE PETROLEUM CORPORATION

STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,

	2017	2016

Cash flows from operating activities:
Net loss	$(216,573)	$(161,901)

Adjustments to reconcile net loss to net cash used in operating activities:
Value of services contributed by officers	0	37,500
Value of stock options issued	0	65,660
Amortization of warrant value and conversion feature on convertible notes	43,339	0

Change in operating assets and liabilities:
Prepaids	(23,894)	0
Accounts payable and accrued liabilities	19,791	41,425
Accrued interest payable	10,237	0
Net cash used in operating activities	(167,100)	(17,316)

Cash flows from financing activities:
Proceeds from convertible notes issued	112,500	0

Net cash provided by financing activities	112,500	0

Net change in cash	(54,600)	(17,316)

Cash - Beginning of period	68,743	18,105

Cash - End of period	$14,143	$789

Supplemental Disclosure: Common stock and warrants issued for settlement of trade payables	$4,894	$0

See accompanying notes to unaudited financial statements

EMPIRE PETROLEUM CORPORATION
NOTES TO FINANCIAL STATEMENTS
September 30, 2017
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

As of September 30, 2017, the Company had $14,143 of cash.  In order to sustain the Company's operations on a long-term basis, the Company continues to consider public or private financings and continue negotiations to complete the Masterson West II transaction (see Note 3 for additional information).

Compensation of Officers and Employees

As of  September 30, 2017, the Company had no employees. Until December 22, 2016, J.C. Whorton served as the Company's Chief Executive Officer and Michael R. Morrisett was appointed as the Company's President. On December 22, 2016, Mr. Whorton resigned his position as Chief Executive Officer at which time Mr. Morrisett appointed Anthony Kamin to fill the vacancy on the Board of Directors created by Mr. Whorton's resignation.  No Board members received  compensation from the Company in the first nine months of 2016.  The fair value of these services was estimated by management and is recognized as a capital contribution.  For the nine  months ended September 30, 2016, the Company recorded $37,500 as a contribution by its executive officers.  For the nine months ended September 30, 2017, the Company paid Mr. Morrisett $32,500 for services rendered.

Fair Value Measurements

The Financial Accounting Standards Board ("FASB") fair value measurement standards define fair value, establish a consistent framework for measuring fair value and establish a fair value hierarchy based on the observability of inputs used to measure fair value.

The carrying value of the convertible debt and investment in Masterson West II approximate fair value as of September 30, 2017. Management's estimates are based on the assessment of qualitative factors that are considered Level 3 measurements in the fair value hierarchy as required by FASB ASC 820.

2. PROPERTY AND EQUIPMENT

As of September 30, 2017, the Company did not own any interest in oil and gas properties or equipment.

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

4.                EQUITY

Diluted Earnings per Share ("EPS") gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses.  As a result, if there is a loss from continuing operations, Diluted EPS is computed in the same manner as Basic EPS.  At September 30, 2017 and 2016, the Company had 1,154,167 and 2,946,250 options outstanding ,respectively,   that were not included in the calculation of earnings per share for the periods then ended.  Such financial instruments may become dilutive and would then need to be included in future calculations of Diluted EPS.  At September 30, 2017 and 2016, the outstanding options were considered anti-dilutive since the strike prices were above the market price and since the Company has incurred losses year to date.

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

The value allocated to the Warrant Certificates was the fair value determined using the Black-Scholes option valuation with the following assumptions:  no dividend yield, expected annual volatility of 110%, risk free interest rate of 1.23% and an expected useful life of two years. The fair value of the Warrant Certificates was allocated $16,975 to Paid in Capital.  The Notes' conversion features were valued at their intrinsic value in excess of the debt's allocated value of $16,975 and resulted in additional Paid in Capital. The Debt Issue Costs represent a direct deduction of the face amount the Convertible Notes and is amortized as interest expense over the life of the Notes.

On July 25, 2017 the Company issued 93,333 shares of its common stock and warrants to purchase 56,000 shares of its common stock for $.25 per share which expires on December 31, 2018 to an investment banking service firm in return for past and future services. The Common Stock was valued at $4,200 which represents the market price of 4.5 cents per share on the date of issuance. The value allocated to the warrants was the fair value determined using the Black-Scholes option valuation with the following assumptions:  no dividend yield, expected annual volatility of 145%, risk free interest rate of 1.23% and an expected useful life of 17 months. The fair value of the warrants of $694 was allocated to Paid in Capital.

In September 2017, the Company entered into securities purchase agreements (each, a "Securities Purchase Agreement" and, collectively, the "Securities Purchase Agreements") with two accredited investors, pursuant to which it issued senior unsecured convertible promissory notes due December 31, 2019 (each, a "Convertible Note" and, collectively, the "Convertible Notes") in the aggregate amount of $50,000 in cash.  Each Convertible Note accrues interest at 6%, is due December 31, 2019 and is convertible at the option of the holder at $0.15 per share.  Each investor was also issued a warrant certificate (each, a "Warrant Certificate" and, collectively, the "Warrant Certificates"), pursuant to which such investor could acquire one share of Common Stock at $0.25 per share for each $0.25 invested in the applicable Convertible Note until December 31, 2019.  The full amount of interest under each Convertible Note is accrued and paid upon the maturity date or earlier conversion.  The value allocated to the Warrant Certificates was the fair value determined using the Black-Scholes option valuation with the following assumptions:  no dividend yield, expected annual volatility of 154%, risk free interest rate of 1.35% and an expected useful life of 28 months. The fair value of the Warrant Certificates of $5,320 was allocated to Paid in Capital.  The Notes' conversion features were valued at their intrinsic value in excess of the debt's allocated value of $5,320 and resulted in additional Paid in Capital. The Debt Issue Costs represent a direct deduction of the face amount the Convertible Notes and is amortized as interest expense over the life of the Notes.

The following table reflects the changes in long term debt during the nine months ended September 30, 2017 and 2016, respectively:

	2017	2016

Convertible Notes Outstanding	$245,000	$0
Debt Issue Costs – Warrants and Conversion Feature	(74,908)	0

Convertible Notes Outstanding, Net	$170,092	$0

5.                SUBSEQUENT EVENT

On October 11, 2017, the Company entered into a securities purchase agreement with an accredited investor, pursuant to which it issued senior unsecured convertible promissory notes due December 31, 2019 (each, a "Convertible Note" and, collectively, the "Convertible Notes") in the amount of $15,000 in cash.  The Convertible Note accrues interest at 6%, is due December 31, 2019 and is convertible at the option of the holder at $0.15 per share. The investor was also issued a warrant certificate, pursuant to which such investor could acquire one share of Common Stock at $0.25 per share for each $0.25 invested in the applicable Convertible Note until December 31, 2019 up to a maximum of 60,000 shares of common stock issued.  The full amount of interest under each Convertible Note is accrued and paid upon the maturity date or earlier conversion.

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

THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2017, COMPARED TO THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2016.

General and administrative expenses increased by $32,391 to $51,250 for the three months ended September 30, 2017, from $18,859 for the same period in 2016.  The decrease is primarily due to legal and other costs related to potential asset purchases.

Interest expense increased by $17,399 for the three months ended September 30, 2017 to $17,399 from $ -0- for the same period in 2016. The increase is due to the issuance of the convertible notes in the last quarter of 2016 and  2017.

There was no depreciation expense attributable to the three months ended September 30, 2017 or 2016 because there are no assets.

For the reasons discussed above, net loss increased by $49,790 from $(18,859) for the three months ended September 30, 2016, to $(68,649) for the three months ended September 30, 2017.

NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2017, COMPARED TO NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2016.

General and administrative expenses increased by $2,359 to $164,260 for the nine months ended September 30, 2017, from $161,901 for the same period in 2016.  The increase is primarily due to stock options issued in 2016, where none were issued in 2017 offset by 2017 increased legal fee costs associated with Masterson West,  fees associated with the over the counter stock listing, and legal and other costs related to locating oil and gas investments and financing.

Interest expense increased by $52,313 for the nine months ended September 30, 2017 to $52,313 from $ -0- for the same period in 2016. The increase is due to the issuance of the convertible notes in the last quarter of  2016 and 2017.

There was no depreciation expense attributable to the three months ended September 30, 2017 or 2016 because there are no assets.

For the reasons discussed above, net loss increased by $54,672 from $(161,901) for the nine months ended September 30, 2016, to $(216,573) for the nine months ended September 30, 2017.

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

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

As of September 30, 2017, the Company had $14,143 of cash.  The Company is considering various options, including raising additional equity, in order to raise cash for acquisitions and transactions and continuing operations.

OUTLOOK

See Note 3 to the financial statements for information regarding the Contribution Agreement the Company entered into with Masterson West.  On February 18, 2017, Gary C. Adams, the majority owner of Masterson West unexpectedly passed away. As a result of this development, the final closing did not occur on April 1, 2017, the final close date  per the Contribution Agreement. Though the transaction did not close before the stated final closing date, the Agreement remains in effect until one or both parties serve a notice of termination. As of the date of this filing, neither party has elected to terminate the Contribution Agreement. The Company is continuing its discussions with representatives of Masterson West regarding the continuation of the Contribution Agreement. The Company anticipates that the Contribution Agreement and/or the LLC Agreement will either be amended, replaced or terminated in the fourth quarter of 2017.

On August 29, 2017 the Company entered into a non-binding Term Sheet which provided a 50 day exclusivity period for it to acquire producing oil and gas assets in Louisiana. The properties are in the East Haynesville and Oaks Fields located in Claiborne Parish, Louisiana and the wells to be included in the transaction target the Petit, Lower & Upper Haynesville, Cotton Valley and Smackover reservoirs. On October 18, 2017 the exclusive term expired, however the parties remain in discussion. The Company anticipates that the Term Sheet provisions will be either amended, replaced or terminated by the first quarter of 2018.

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

Empire Petroleum Corporation

Date: November 13, 2017	By:	/s/ Michael R. Morrisett
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