Form 10-K
period 2017-12-31
EMPIRE PETROLEUM CORP
filed 2018-04-02
CIK 887396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-K
_________________

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Emerging growth company ☐		(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes  ☑ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates, based upon the average bid and asked prices of the registrant's Common Stock on the last business day of the registrant's most recently completed second fiscal quarter was $381,992.

The number of shares of the registrant's common stock, $0.001 par value, outstanding as of March 26, 2018 was 11,228,942.

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

Lease Option Agreements

During 2015, the Company entered into two Lease Option Agreements primarily in South Dakota.

In the first, with BHPP Group, the Company had an exclusive option for a period of two years ended April 8, 2017 to enter into oil and gas leases with respect to mineral interests owned by BHPP in Haakon, Meade, and Pennington Counties in South Dakota.  The Lease Option Agreement covered approximately 150,000 gross leasable acres.  The Company granted BHPP the option to acquire 1,000,000 shares of the Company's stock at an exercise price of $0.25 per share.

Under Lease Option Agreement II, with Anderson Brothers, the Company had an exclusive option for a period of two years ended April 30, 2017 to enter into oil and lease leases with respect to mineral interests owned by the Anderson Brothers in Perkins and Harding Counties in South Dakota and Adams County in North Dakota.  The Lease Option Agreement covered approximate 10,000 gross leasable acres.  The Company granted Anderson Brothers the option to acquire 250,000 shares of the Company's stock at an exercise price of $0.25 per share.

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

On February 18, 2017, Gary C. Adams, the majority owner of Masterson West unexpectedly passed away. As a result of this development, the final closing did not occur on April 1, 2017, the final close date per the Contribution Agreement. Though the transaction did not close before the stated final closing date, the Agreement remains in effect until one or both parties serve a notice of termination. As of the date of this filing, neither party has elected to terminate the Contribution Agreement. The Company is continuing its discussions with representatives of Masterson West regarding a potential transaction with Masterson West.

Changes in Directors and Executive Officers

On December 22, 2016, J. C. Whorton, Jr. resigned as the Chairman of the Board of Directors and Chief Executive Officer of the Company.  On December 23, 2016, the sole remaining member of the Board of Directors, Michael R. Morrisett, appointed Anthony N. Kamin to fill the vacancy on the Board of Directors created by Mr. Whorton's resignation.

On November 28, 2017, Thomas Pritchard was appointed as Chief Executive Officer of the Company.

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

Employees

The Company has no employees.   Until December 22, 2016, J.C. Whorton served as the Company's Chief Executive Officer and Michael R. Morrisett was appointed as the Company's President. On December 22, 2016, Mr. Whorton resigned his position as Chief Executive Officer at which time Mr. Morrisett appointed Anthony Kamin to fill the vacancy on the Board of Directors created by Mr. Whorton's resignation. On November 28, 2017, Thomas Pritchard was appointed as the Company's Chief Executive Officer.

 No board members received cash compensation from the Company in 2016.  On November 29, 2017, the Company issued warrants to purchase 500,000 shares of Common Stock at $0.15 per share, and 2,500,000 shares of Common Stock at $0.25 per share, to Anthony Kamin as consideration for his service on the Board of Directors.  For the year ended December 31, 2017, the Company paid Mr. Morrisett $54,700 for services rendered.  In addition, for the year ended December 31, 2017 but before his appointment as Chief Executive Officer, Mr. Pritchard's firm was paid $56,764 for professional services. For the year ended December 31, 2017, the Company paid Mr. Pritchard $10,000 for services rendered as Chief Executive Officer. On November 29, 2017, the Company issued warrants to purchase 500,000 shares of  Common Stock at $0.25 per share to each of Mr. Pritchard and Mr. Morrisett for services rendered to the Company.

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

As of December 31, 2017, the Company owned 50% of the ownership interest in Masterson West II, which has entered into the Contribution Agreement with Masterson West pertaining to certain oil and gas properties as further described under Item 1, Business.  Due to the unexpected death of the majority owner of Masterson West, Gary C. Adams, the final closing under the Contribution Agreement is in doubt.

ITEM 3.       LEGAL PROCEEDINGS.

As of December 31, 2017, the Company was not subject to any legal proceedings.

ITEM 4.       MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Company's Common Stock is traded on the OTCQB under the symbol "EMPR".

The following table sets forth the high and low bid information for the Company's common stock during the time periods indicated.

Year ended December 31, 2016:

Quarter	High	Low
03/31/16	$0.10	$0.07
06/30/16	$0.12	$0.05
09/30/16	$0.12	$0.09
12/31/16	$0.25	$0.07

Year ended December 31, 2017:

Quarter	High	Low
03/31/17	$0.51	$0.15
06/30/17	$0.17	$0.06
09/30/17	$0.25	$0.04
12/31/17	$0.25	$0.10

Quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

At December 31, 2017, there were approximately 184 stockholders of record of the Company's Common Stock.

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

Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove to be correct. Factors that could cause results to differ materially from the results discussed in such forward-looking statements include:

•	the need for additional capital,

•	the costs expected to be incurred in exploration and development,

•	unforeseen engineering, mechanical or technological difficulties in drilling wells,

•	uncertainty of exploration results,

•	operating hazards,

•	competition from other natural resource companies,

•	the fluctuations of prices for oil and gas,

•	the effects of governmental and environmental regulation, and

•	general economic conditions and other risks described in the Company's filings with the Securities and Exchange Commission (the "SEC").

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

Factors That May Affect Future Results.

The Company has executed Subscription and Contribution agreements to acquire a significant ownership position in Masterson West II, which may not occur.

The Subscription and Contribution agreements require the Company to raise between $9,000,000 and $18,000,000 of new capital, the majority of which will be contributed to Masterson West II in exchange for Class B Common Shares. The Company may not be successful at raising the required capital which will result in the cancellation of the agreements. On February 18, 2017, Gary C. Adams, the majority owner of Masterson West, unexpectedly passed away. As a result of this development, the final closing under the Subscription and Contribution Agreement did not occur. As of the date of this filing, either party may terminate the Subscription and Contribution Agreement, but neither party has elected to do so.

The Company does not have any significant on-going income producing oil and gas properties and has limited financial resources.

For the past three years, the Company has financed its operations primarily from sales of its equity securities and convertible notes issued to individual investors.  There is no assurance that the Company will be able to continue to finance its operations through the sale of its equity securities, or through loans or advances by third parties.

 The Company reported losses of $(830,067) and $(381,915) for the years ended December 31, 2017 and 2016, respectively. The Company also had an accumulated deficit of $(16,111,215) as of December 31, 2017. The Company can provide no assurance that it will be profitable in the future and, if the Company does not become profitable, it may have to suspend its operations. As a result of the foregoing, the audit report of the Company's independent registered public accounting firm relating to the Company's financial statements has been modified because of a going concern uncertainty.  If the Company is able to raise the funds necessary to continue its operations, its future performance will be dependent on the success of its investments. The failure of completing the investment in Masterson West II or other drilling activities to achieve sufficient quantities of economically attractive reserves and production would have a material adverse effect on the Company's liquidity, operations and financial results.

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

In accordance with customary industry practice, the Company has relied and will rely on independent third-party service providers to provide most of the services necessary to drill new wells, including drilling rigs and related equipment and services, horizontal drilling equipment and services, trucking services, tubulars, fracing and completion services and production equipment. The industry has experienced significant price fluctuations for these services during the last year and this trend is expected to continue into the future.  These cost uncertainties could, in the future, significantly increase the Company's development costs and decrease the return possible from drilling and development activities, and possibly render the development of certain proved undeveloped reserves uneconomical.

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

TWELVE MONTH PERIOD ENDED DECEMBER 31, 2017, COMPARED TO TWELVE MONTH PERIOD ENDED DECEMBER 31, 2016

For the twelve months ended December 31, 2017 and 2016, revenues were $0.  The Company does not have any producing wells at this time.

Lease option impairments of $181,475 were recognized for the twelve months ended December 31, 2016 due to the Company's expectation that it would not pursue exercising the options to lease properties primarily in South Dakota.  There were no impairments recognized in 2017.

The Company incurred no production and operating expenses in 2017 and 2016.

General and administrative expenses increased by $560,466 to $757,069 for the twelve months ended December 31, 2017, from $196,603 for the same period in 2016. The increase was primarily due to stock warrants issued to management and Board members and higher consulting and marketing costs related to finding oil & gas investments.

Interest expense was $72,998 and $3,837 for the twelve months ended December 31, 2017 and 2016, respectively.  The increase in interest expense resulted from the amortization of Debt Issue costs and accrued interest associated with the Company's issuance of  convertible notes in December 2016 and 2017.

For the reasons discussed above, net loss increased $448,152 from $(381,915) for the twelve months ended December 31, 2016, to $(830,067) for the twelve months ended December 31, 2017.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

As of December 31, 2017, the Company had $77,780 of cash on hand.  The Company expects to incur costs of approximately $25,000 per month relating to general administrative and other expenses for the foreseeable future.  It is expected that management will attempt to  raise additional capital for future investment and working capital opportunities.

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

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements of the Company are set forth on pages 20 through 32 at the end of this Form 10-K.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation under the supervision of the Company's Chief Executive Officer and President (principal officer and principal financial officer) of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rules 13a - 15(e) and 15d - 15(e).  Based on this evaluation, the Company's Chief Executive Officer and President (principal financial officer) concluded that the disclosure controls and procedures as of the end of the period covered by this report are effective.

Management's Annual Report on Internal Control Over Financial Reporting

The Company's Chief Executive Officer and President (principal financial officer) are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended.  The Company's internal controls were designed to provide reasonable assurance as to the reliability of the Company's financial reporting and the preparation of the financial statements for external purposes in accordance with generally accepted accounting principles in the United States.

Due to inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of control effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company's Chief Executive Officer and President (principal financial officer) made an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2017.  In making this assessment, the Company's Chief Executive Officer and President (principal financial officer) used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992.  Based on this assessment, the Company's Chief Executive Officer and President (principal financial officer) concluded that as of December 31, 2017, the Company's internal control over financial reporting is effective based on those criteria.

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

ITEM 9B.    OTHER INFORMATION.

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following lists the directors and executive officers of the Company:

Name	Age	Position
Thomas Pritchard	56	Chief Executive Officer
Michael R. Morrisett	54	Director and President
Anthony N. Kamin	57	Director
__________________________________
Directors hold office until their successors are elected by the stockholders of the Company and qualified.  Executive officers serve at the pleasure of the Board of Directors.

Thomas Pritchard

Tommy Pritchard co-founded Pritchard Griffin Advisors ("PGA") in 2015 to serve the unique investment banking needs of the energy sector, including upstream, midstream, downstream and renewables. Prior to PGA, he formed Pritchard Energy Advisors, LLC in 2014 and partnered with Parkman Whaling, including the establishment of a Houston office. From 2012 to 2014, Mr. Pritchard served as Managing Director of the Energy Investment Banking division of Imperial Capital. Prior to this role, Mr. Pritchard served as CEO and Managing Director of Pritchard Capital Partners, which he founded in 2001 and later sold majority ownership in 2011. Over a period of ten years, Pritchard Capital Partners participated in raising over $15 billion in capital for firms in the oil and gas industry and provided trading and research services annually to over 150 energy companies. In 1997, Mr. Pritchard co-founded Offshore Tool and Energy, Inc., an oilfield services company that was sold in 2001. He began his professional career in 1984 with Drexel Burnham Lambert, and later held key roles at Bear Stearns, Jefferies and Johnson Rice. Mr. Pritchard earned his undergraduate degree in Geology from Washington and Lee University.

Michael R. Morrisett

Mr. Morrisett has served as a director of the Company and as the Company's President since January 19, 2015.  Mr. Morrisett has over 25 years of experience in investment banking and considerable experience in the management of non-operated oil and gas operations.  From April 2014 to May 2017, Mr. Morrisett has served as the Chief Financial Officer and currently Director of Wearable World, Inc., a privately held media and technology portfolio company based in San Francisco, California. From November 2012 to the present, Mr. Morrisett has served Total Energy Partners Funds, an investment fund engaged in the ownership of non-operated oil and gas working interests, in several capacities, including as a partner.  From May 2011 to July 2013, Mr. Morrisett served in several roles at Osage Investments, Inc., a FINRA member investment banking firm, initially as Head of Investment Banking, and then later as President.  From April 2010 to December 2012, Mr. Morrisett served as Vice President of Investment Banking of Equity Station, Inc., a FINRA member investment banking firm.  Prior to 2010, Mr. Morrisett served in various executive capacities at other investment banking firms and oil and gas concerns.

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

Identification of Audit Committee; Audit Committee Financial Expert

As of December 31, 2017, the Company had not established any committees (including an audit committee) because of the small size of its Board of Directors.  As such, the Company does not have an audit committee or an audit committee financial expert serving on such committee.  As of December 31, 2017, the entire Board of Directors essentially serve as the Company's audit committee.

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

Based solely on review of the copies of such reports furnished to the Company and any written representations that in other reports were required during the year ended December 31, 2017, to the Company's knowledge, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners during the year ended December 31, 2016 were complied with on a timely basis.

ITEM 11.     EXECUTIVE COMPENSATION.

The Board of Directors does not have a Compensation Committee.

Executive Compensation

During 2016, Mr. Morrisett did not receive any recurring compensation. For the year ended December 31, 2017, the Company paid Mr. Morrisett $54,700 for services rendered.  In addition, for the year ended December 31, 2017 but before his appointment as Chief Executive Officer, Mr. Pritchard's firm was paid $56,764 for professional services. For the year ended December 31, 2017, the Company paid Mr. Pritchard $10,000 for services rendered as Chief Executive Officer. In November 2017, the Company issued warrants to management to purchase 1,000,000 shares of common stock of the Company; the warrants were valued at $117,900.

Director Compensation

In November 2017,  the Company issued warrants to board members to purchase 3,000,000 shares of common stock of the Company; the warrants were valued at $354,800.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2017, the Company had one equity incentive plan under which equity securities were authorized for issuance to the Company's directors, officers, employees and other persons who performed substantial services for or on behalf of the Company.  At the Company's 2006 Annual Meeting of Stockholders, the stockholders approved the "2006 Stock Incentive Plan", which authorizes granting up to 5,000,000 options for up to 5,000,000 shares of the Company's Common Stock.

The following table provides certain information relating to the 1995 Stock Option Plan and the 2006 Stock Incentive Plan as of December 31, 2017, adjusted for the 2013 reverse stock split:

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our Common Stock as of March 1, 2018 for:

* each person who is known to own beneficially more than 5% of our outstanding Common Stock;

* each of our executive officers and directors; and

* all executive officers and directors as a group.

The percentage of beneficial ownership for the following table is based on 11,228,942 shares of Common Stock outstanding as of March 26, 2018.

Unless otherwise indicated below, to the Company's knowledge, all persons and entities listed below have sole voting and investment power over their shares of Common Stock.

	Amount and nature of
Name and address of beneficial owner	beneficial ownership	Percent of class (1)

J. C. Whorton, Jr.	1,673,128 (2)	14.9%
6657 S. High Drive
Morrison, CO 80465

Michael R. Morrisett	2,173,128 (2)(3)	18.5%
Director and President
2651 E. 21st Street, Suite 310
Tulsa, Oklahoma 74114

Empire Petroleum Holdings, LLC	3,718,064 (4)	33.1%
2651 E. 21st Street, Suite 310
Tulsa, OK 74114

Anthony Kamin	4,424,304 (5)	29.4%
Director
4870 S Lewis Ave. Suite 250
Tulsa, Oklahoma 74105

Gary Adams	2,000,000 (6)	17.8%
1437 South Boulder Ave, Suite 930
Tulsa, OK 74119

Thomas Pritchard	500,000 (7)	4.3%
15798 Spyglass Hill Loop
Gainesville, VA 20155

All current directors, executive officers and beneficial owners as a group (5 persons)	10,770,560 (4)	67.1%

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

(3) The total includes 500,000 shares of common stock issuable upon the exercise of a warrant at an exercise price of $0.25 per share.

(4)  The shares owned by Empire Petroleum Holdings, LLC have not been included in the percentage ownership of all current directors, executive officers and beneficial owners as a group, but rather the shares owned by Empire Petroleum Holdings, LLC that are deemed owned by Mr. Whorton and Mr. Morrisett individually have been included in such line item.

(5) The total includes 500,000 shares of common stock issuable upon the exercise of a warrant at $0.15 per share, 1,500,000 shares of common stock issuable upon the exercise of a warrant at an exercise price of $0.25 per share and 1,000,000 shares of common stock issuable upon the exercise of a warrant at an exercise price of $0.25 per share. The total also includes a convertible note in the amount of $40,000 which is convertible at $0.15 per share, and 160,000 shares of common stock issuable upon the exercise of a warrant at an exercise price of $0.25 per share. The total also includes 390,000 shares of common stock issuable upon the exercise of a warrant at an exercise price of $0.25 per share.

(6)  The 2,000,000 shares shown as owned by Gary Adams have been subscribed, but not yet issued, to Masterson West II.  Mr. Adams has the right to cause these shares to be issued to Masterson West II and distributed to Masterson West, of which Mr. Adams owns a majority interest and controls.  Such shares have been included as outstanding for purposes of calculating Mr. Adam's percentage ownership and the percentage ownership of all current directors, executive officers and beneficial owners as a group.

(7) The total includes 500,000 shares of common stock  issuable upon the exercise of a warrant at $0.25 per share.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Director Independence

Because of the small size of the Company's Board of Directors, the Company has not established any committees.  Rather, the entire Board acts as, and performs the same functions as, the audit committee, compensation committee and nominating committee.  Mr. Morrisett is not considered "independent" within the meaning of Rule 5605(a)(2) of the NASDAQ listing standards.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of the fees billed or to be billed to the Company by HoganTaylor LLP, the Company's independent registered public accounting firm, for professional services rendered for the fiscal years ended December 31, 2016 and December 31, 2015:

Fee Category	Fiscal 2017 Fees	Fiscal 2016 Fees

Audit Fees (1)	$30,250	$30,250
Audit - Related Fees (2)	0	0
Tax Fees	0	0
All Other Fees (3)	0	0

Total Fees	$30,250	$30,250

(1)  Audit Fees consist of aggregate fees billed for professional services rendered for the audit of the Company's annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for the years ended December 31, 2017 and December 31, 2016, respectively.

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

10.6	Form of Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.4 to the Company's Form 8-K dated June 5, 2006, which was filed on June 9, 2006).

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of Thomas Pritchard, Chief Executive Officer (submitted herewith).

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of Michael R. Morrisett, principal financial officer (submitted herewith).

32.1	Section 1350 Certification of Thomas Pritchard, Chief Executive Officer (submitted herewith).

32.2	Section 1350 Certification of Michael R. Morrisett, principal financial officer (submitted herewith).

101	Financial Statements for XBRL format (submitted herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Empire Petroleum Corporation

Date: April 2, 2017	By:	/s/ Michael R. Morrisett
Name: Michael R. Morrisett
Title: President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas Pritchard	Director and Chief Executive Officer	April 2, 2017
THOMAS PRITCHARD

/s/ Michael R. Morrisett	Director, and President	April 2, 2017
MICHAEL R. MORRISETT	(principal financial officer)

/s/ Anthony J. Kamin	Director	April 2, 2017
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

10.6	Form of Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.4 to the Company's Form 8-K dated June 5, 2006, which was filed on June 9, 2006).

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of Thomas Pritchard, Chief Executive Officer (submitted herewith).

31.2	Rule 13a – 14(a)/15d – 14(a) Michael R. Morrisett, principal financial officer (submitted herewith).

32.1	Section 1350 Certification of Thomas Pritchard, Chief Executive Officer (submitted herewith).

32.2	Section 1350 Certification of Michael R. Morrisett, principal financial officer (submitted herewith).

101	Financial Statements for XBRL format (submitted herewith).

EMPIRE PETROLEUM CORPORATION

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Empire Petroleum Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Empire Petroleum Corporation (the Company) as of December 31, 2017 and 2016, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended, and the related notes to the financial statements (collectively, the financial statements).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has incurred significant losses since inception.  The Company's ability to continue as a going concern is dependent upon the existence, discovery, and development of economically recoverable oil and gas reserves and is dependent upon the Company obtaining necessary financing to carry out its exploration and development program.  This raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters also are described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the Company's financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

/s/ HOGANTAYLOR LLP

We have served as the Company's auditor since 2003.

Tulsa, Oklahoma
April 2, 2018

EMPIRE PETROLEUM CORPORATION

BALANCE SHEETS

DECEMBER 31, 2017 AND 2016

	2017	2016
ASSETS

Current assets:
Cash	$77,780	$68,743
Prepaids	0	14,000
Total current assets	77,780	82,743

Lease options, at cost	0	0
Investment in Masterson West II	300,000	300,000
Total assets	$377,780	$382,743

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$64,964	$22,518
Current portion of convertible notes, net	137,256	0
Total current liabilities	202,220	22,518

Convertible Notes, net	47,366	58,844

Stockholders' equity (deficit):
Common stock - $.001 par value 150,000,000 shares authorized,
8,803,942 and 8,710,609 shares issued and outstanding, respectively	8,803	8,710
Common stock subscribed not yet issued (3,225,000 shares at 2017		2,000
and 2,000,000 shares at 2016)	3,225
Stock subscription receivable	(5,000)	0
Additional paid in capital	16,232,381	15,571,819
Accumulated deficit	(16,111,215)	(15,281,148)
Total stockholders' equity	128,194	301,381
Total liabilities and stockholders' equity	$377,780	$382,743

See accompanying notes to financial statements

EMPIRE PETROLEUM CORPORATION

STATEMENTS OF OPERATIONS

Years Ended December 31, 2017 and 2016

	2017	2016
Revenue:
Petroleum sales	$0	$0

Costs and expenses:
Lease option impairment	0	181,475
General and administrative	757,069	196,603
	757,069	378,078
Operating loss	(757,069)	(378,078)

Other income and (expense):
Interest expense	(72,998)	(3,837)
Total other income and (expense)	(72,998)	(3,837)

Net loss	$(830,067)	$(381,915)

Net loss per common
share, basic and diluted	$(0.08)	$(0.04)
Weighted average number of
common shares outstanding
basic and diluted	10,859,070	8,727,047

See accompanying notes to financial statements

EMPIRE PETROLEUM CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

Years ended December 31, 2017 and 2016

	Common Stock		Common Stock Subscribed, not yet issued	Stock Subscription Receivable	Additional Paid in Capital	Accumulated Deficit	Total
	Shares	Par Value

Balances December 31, 2015	8,710,609	$8,710	$0	$0	$15,081,928	$(14,899,233)	$191,405

Value of services contributed	0	0	0	0	50,000	0	50,000

Net loss	0	0	0	0	0	(381,915)	(381,915)

Subscription of Stock	0	0	2,000	0	298,000	0	300,000

Options, warrants and conversion features issued	0	0	0	0	141,891	0	141,891

Balances December 31, 2016	8,710,609	8,710	2,000	0	15,571,819	(15,281,148)	301,381

Net loss						(830,067)	(830,067)

Shares, options, warrants and conversion features issued	93,333	93	1,225	(5,000)	660,562	0	656,880

Balances December 31, 2017	8,803,942	$8,803	$3,225	$(5,000)	$16,232,381	$(16,111,215)	$128,194

See accompanying notes to financial statements

EMPIRE PETROLEUM CORPORATION

STATEMENTS OF CASH FLOWS

Years ended December 31, 2017 and 2016

	2017	2016

Cash flows from operating activities:
Net loss	$(830,067)	$(381,915)
Adjustments to reconcile net loss to net
cash used in operating activities:
Value of fair value of options and warrants granted	472,700	65,660
Value of services contributed by employee	0	50,000
Amortization of warrant value and conversion feature on convertible notes	60,064	2,574
Lease option impairment	0	181,475
Change in operating assets and liabilities:
Prepaids	14,000	(14,000)
Accounts payable and accrued liabilities	47,340	14,344
Net cash used in operating activities	(235,963)	(81,862)
Cash flows from financing activities:
Proceeds from convertible notes issued	127,500	132,500
Proceeds from stock issuance	117,500	0
Net cash provided by financing activities	245,000	132,500

Net increase in cash	9,037	50,638

Cash - Beginning of year	68,743	18,105

Cash - End of year	$77,780	$68,743

Noncash Investing and Financing Activities

Common stock subscribed in exchange for investment	$5,000	$300,000
Common stock options issued for outstanding payables	$4,894	$0

See accompanying notes to financial statements

EMPIRE PETROLEUM CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017 and 2016

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

1. Continuing operations:

The ultimate recoverability of the Company's investment in its oil and gas interests is dependent upon the existence, discovery, and development of economically recoverable oil and gas reserves, the ability of the Company to obtain necessary financing to further develop the interests, and upon the ability to attain future profitable production. The Company has been incurring significant losses in recent years and future financing is uncertain.  These factors indicate that there is a substantial doubt about the Company's ability to continue as a going concern.

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

(b) Equity Method Investments:

Companies in which Empire owns a 20% to 50% interest, but does not have a controlling interest, are accounted for by the equity method.  The Company owns a 50% non-controlling interest in Masterson West II.  Masterson West II is accounted for under the equity method and is not required to be consolidated in the financial statements.  The carrying value of the Company's investment in Masterson West II is reflected in the Balance Sheets as Investment in Masterson West II.  For more information about the investment in Masterson West II and the summarized Masterson West II balance sheet, refer to Note 4.

(c) Per share amounts:

The Company calculates and discloses basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). The computation of basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of outstanding common shares during the period.

Diluted Earnings per Share ("EPS") gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses.  As a result, if there is a loss from continuing operations, Diluted EPS is computed in the same manner as Basic EPS.  At December 31, 2016 and 2017, the Company had 3,287,500 and 8,775,167 options and warrants outstanding, respectively, that were not included in the calculation of earnings per share for the periods then ended.  Such financial instruments may become dilutive and would then need to be included in future calculations of Diluted EPS.  At December 31, 2017 and 2016, the outstanding options were considered anti-dilutive since the strike prices were above the market price and since the Company has incurred losses year to date.

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

(e) Financial instruments:

The carrying value of current assets and current liabilities approximate their fair value due to the relatively short period to maturity of the instruments.  The carrying value of the convertible debt and investments in Masterson West II also approximate their fair value as of December 31, 2017.  Management's estimates are based on an assessment of qualitative factors that are considered level 3 measurements in the fair value valuation hierarchy required by FASB ASC 820.

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

In February 2016, the FASB issued ASU No. 2016-02: "Leases (Topic 842)" which is intended to improve financial reporting about leasing transactions.  This ASU will require organizations ("lessees") that lease assets with lease terms of more than twelve months to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases.  Organizations that own the assets leased by lessees ("lessors") will remain largely unchanged from current GAAP.  In addition, this ASU will require disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases.  The guidance is effective for annual periods beginning after December 15, 2018 and early adoption is permitted.  Based on management's initial assessment, ASU No. 2016-02 will not have a material impact on the Company's financial statements.  The Company is a lessee on an office lease; however since the lease is on a month to month basis it would not record a right of use asset or liability.

In May 2017, the FASB issued ASU 2017-09 which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as a modification. Entities should apply the modification accounting guidance if the value, vesting conditions or classification of the award changes. ASU 2017-09 is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted and prospective application is required. The Company does not expect the adoption of ASU 2017-09 to have a material impact on its financial position, results of operations or cash flows.

3. Property and Lease Options:

In 2015, the Company acquired exclusive options to enter into two separate oil and gas leases with respect to 160,000 gross acres of mineral interests primarily in South Dakota.  The Company conducted geological and geophysical studies of the prospective acreage to identify potential areas for seismic surveys, geochemical imaging surveys and satellite and gravity studies to identify certain areas within the acreage for prospect development. The options expired in April 2017.

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

As stated above, if the final closing does not occur, the Contributed Properties will not be transferred to Masterson West II and the additional 38,000,000 shares of the Common Stock will not be issued by the Company.  Also as stated above, under the Contribution Agreement, the final closing was scheduled to occur no later than April 1, 2017.  However, on February 18, 2017, the majority owner of Masterson West, Gary C. Adams, unexpectedly passed away.   As a result of this development, the final closing did not occur on April 1, 2017, the final close date  per the Contribution Agreement. Though the transaction did not close before the stated final closing date, the Agreement remains in effect until one or both parties serve a notice of termination. As of the date of this filing, neither party has elected to terminate the Contribution Agreement. The Company is continuing its discussions with representatives of Masterson West regarding a potential acquisition.

Masterson West II had no operations during the year.  The following table reflects the balance sheet of Masterson West II as of December 31, 2017:

Masterson West II Summarized Balance Sheet	2017

Total Assets (option and partial consideration to purchase certain oil and gas assets)	$300,000

Total Liabilities and Equity	$300,000

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

 In September and October 2017, the Company entered into securities purchase agreements (each, a "Securities Purchase Agreement" and, collectively, the "Securities Purchase Agreements") with two accredited investors, pursuant to which it issued senior unsecured convertible promissory notes due December 31, 2019 (each, a "Convertible Note" and, collectively, the "Convertible Notes") in the aggregate amount of $65,000 in cash.  Each Convertible Note accrues interest at 6%, is due December 31, 2019 and is convertible at the option of the holder at $0.15 per share.  Each investor was also issued a warrant certificate (each, a "Warrant Certificate" and, collectively, the "Warrant Certificates"), pursuant to which such investor could acquire one share of Common Stock at $0.25 per share for each $0.25 invested in the applicable Convertible Note until December 31, 2019.  The full amount of interest under each Convertible Note is accrued and paid upon the maturity date or earlier conversion.  The value allocated to the September Warrant Certificates was the fair value determined using the Black-Scholes option valuation with the following assumptions:  no dividend yield, expected annual volatility of 154%, risk free interest rate of 1.35% and an expected useful life of 28 months. The value allocated to the October Warrant Certificates was the fair value determined using the Black-Scholes option valuation with the following assumptions:  no dividend yield, expected annual volatility of 180%, risk free interest rate of 1.51% and an expected useful life of 27 months The fair value of the Warrant Certificates of $13,918 was allocated to Paid in Capital.  The Notes' conversion features were valued at their intrinsic value in excess of the debt's allocated value of $13,918 and resulted in additional Paid in Capital. The Debt Issue Costs represent a direct deduction of the face amount the Convertible Notes and is amortized as interest expense over the life of the Notes.

The following table reflects the changes in long term debt during the years ended December 31, 2017 and 2016, respectively:

	2017			2016
	Current	Long Term	Total
Convertible Notes Outstanding	$208,950	$51,050	$260,000	$132,500
Debt Issue Costs – Warrants and Conversion Feature	(71,694)	(3,684)	(75,378)	(73,656)

Convertible Notes Outstanding, Net	$137,256	$47,366	$184,622	$58,844

6.   Capital Stock:

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

During January 2017 the Company issued $62,500 of senior unsecured convertible promissory notes ("Convertible Notes") due December 31, 2018 to several accredited investors, See Note 5.  The Convertible Notes are convertible at the option of the holder into Common Stock at $0.15 per share.  Each investor was also issued a warrant certificate, pursuant to which such investor could acquire one share of Common Stock at $0.25 per share for each $0.25 invested in the applicable Convertible Note until December 31, 2018.

On July 25, 2017 the Company issued 93,333 shares of its common stock and warrants to purchase 56,000 shares of its common stock for $.25 per share which expires on December 31, 2018 to an investment banking service firm in return for past and future services. The Common Stock was valued at $4,200 which represents the market price of 4.5 cents per share on the date of issuance. The value allocated to the warrants was the fair value determined using the Black-Scholes option valuation with the following assumptions:  no dividend yield, expected annual volatility of 145%, risk free interest rate of 1.32% and an expected useful life of 17 months. The fair value of the warrants of $694 was allocated to Paid in Capital.

During September and October 2017 the Company issued $65,000 of senior unsecured convertible promissory notes ("Convertible Notes") due December 31, 2019 to two accredited investors, See Note 5.  The Convertible Notes are convertible at the option of the holder into Common Stock at $0.15 per share.  Each investor was also issued a warrant certificate, pursuant to which such investor could acquire one share of Common Stock at $0.25 per share for each $0.25 invested in the applicable Convertible Note until December 31, 2019.

During November 2017 the Company issued warrants to purchase 4,000,000 shares of its common stock for $.25 per share and $.15 per share which expires on December 31, 2021 to several Board members and management. The value allocated to the warrants was the fair value determined using the Black-Scholes option valuation with the following assumptions:  no dividend yield, expected annual volatility of 179%, risk free interest rate of 1.98% and an expected useful life of 49 months. The fair value of the warrants of $472,700 was recorded as compensation expense and allocated to Paid in Capital.

During December 2017 the Company issued 1,225,000 shares of its common stock and warrants to purchase 1,225,000 shares of its common stock for $.10 per share which expires on December 31, 2019 to several accredited investors. The value allocated to the warrants was the fair value determined using the Black-Scholes option valuation with the following assumptions:  no dividend yield, expected annual volatility of 179%, risk free interest rate of 1.78% and an expected useful life of 25 months. The fair value of the warrants of $121,275 was allocated to Paid in Capital.

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

A summary of the Company's Incentive Plan as of December 31, 2017 and changes during the year is presented below:

		Weighted Average
	Options	Exercise Price

Outstanding at End of Year 2015	6,250	$2.56

Granted	600,000	$0.15

Granted	550,000	$0.25

Cancelled or Exercised	2,083	$1.44

Outstanding at End of Year 2016	1,154,167	$0.21

Granted	0

Cancelled or Exercised	0

Outstanding at End of Year 2017	1,154,167	0.21

The following table summarizes information about stock options outstanding at December 31, 2017:

	Options Outstanding		Options Exercisable
Weighted
		Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise	Outstanding	Contractual	Exercise	Exercisable	Exercise
Prices	at 12/31/17	Life	Price	at 12/31/16	Price

$0.15 - $3.12	1,154,167	0.42 years	$0.21	1,154,167	$0.21

8. Income taxes:

The provision for income taxes differs from the amount obtained by applying the Federal income tax rate of 34% to income before income taxes. The difference relates to the following items:

	2017	2016
Statutory tax rate	34%	34%

Expected tax benefit	$(280,000)	$(129,000)
Nondeductible expenses	0	101,000
Benefit of losses not recognized	280,000	28,000

Tax provision (benefit) as reported	$0	$0

The components of deferred income taxes at December 31, are as follows:

	2017	2016
Deferred tax assets:
Loss carry-forwards	$2,065,000	$2,960,000
Valuation allowance	(2,065,000)	(2,960,000)

Net deferred taxes	$0	$0

At December 31, 2017, the Company has accumulated net operating loss carryforwards totaling approximately $9,800,000 which   begin to expire if not utilized starting in 2018.

On December 22, 2017 H.R. 1, originally known as the Tax Cuts and Jobs Act, (the "Tax Act") was enacted. Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowers the U.S. federal corporate income tax rate ("Federal Tax Rate") from 35% to 21% effective  January 1, 2018.  The Company must re-measure its net deferred tax assets and liabilities using the Federal Tax Rate that will apply when these amounts are expected to reverse. Accordingly, the Company utilized a 21% tax rate to evaluate its net deferred taxes for the period ended December 31, 2017.

Utilization of the Company's loss carryforwards is dependent on realizing taxable income. Deferred tax assets for these carryforwards have been reduced by a valuation allowance up to an amount equal to estimated deferred tax liability.

The Company is no longer subject to income tax examinations by tax authorities for years before 2013.  The Company is not currently the subject of any income tax examinations by any tax authorities.

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

10. Operating lease:

Rent expense for the year ended December 31, 2017 was $4,650.  The Company incurred no rent expense in 2016.

11.  Related Party Transactions:

On November 28, 2017, the Company named Thomas Pritchard as Chief Executive Officer of the Company. Mr. Pritchard is the co-founder/ partner for Pritchard Griffin Advisors and the Managing Director of Pritchard Energy Advisors. Both of the companies have provided services to the Company, primarily related to raising capital and locating oil & gas investments. In 2017, the Company paid Pritchard Griffin Advisors $56,764 for consulting services.

12.  Subsequent Events:

Subsequent to December 31, 2017,  the Company received subscriptions for  1,200,000 shares of its Common Stock and warrants to purchase an additional 1,200,000 shares of common stock at an exercise price of $0.25 per share which expire December 31, 2019 to a group of accredited investors. The Company received $120,000 as consideration for the transactions.