Form 10-Q
period 2018-03-31
EMPIRE PETROLEUM CORP
filed 2018-05-15
CIK 887396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-Q
_________________

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018

or

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

The number of shares of the registrant's common stock, $0.001 par value, outstanding as of March 31, 2018 was 11,228,942.

EMPIRE PETROLEUM CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

EMPIRE PETROLEUM CORPORATION
BALANCE SHEETS

	March 31, 2018	December 31, 2017
ASSETS	(UNAUDITED)
Current assets:
Cash	$59,238	$77,780

Total current assets	59,238	77,780

Investment in Masterson West II	300,000	300,000
Total assets	$359,238	$377,780

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$151,999	$64,964
Current portion of convertible notes, net	150,777	137,256
Total current liabilities	302,776	202,220

Convertible notes, net	49,573	47,366

Stockholders' equity:
Common stock-$.001 par value authorized 150,000,000 shares,
issued and outstanding 9,993,942 and 8,803,942 respectively	9,993	8,803
Common stock subscribed not yet issued (3,235,000 shares)	3,235	3,225
Stock subscriptions receivable		(5,000)
Additional paid in capital	16,351,181	16,232,381
Accumulated deficit	(16,357,520)	(16,111,215)
Total stockholders' equity	6,889	128,194
Total liabilities and stockholders' equity	$359,238	$377,780

See accompanying notes to unaudited financial statements

EMPIRE PETROLEUM CORPORATION
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,

	2018	2017
Revenue:
Petroleum sales	$0	0

Costs and expenses:
General and administrative	226,677	86,084
	226,677	86,084
Operating loss	(226,677)	(86,084)

Other expense:
Interest expense	19,628	18,286
Total other expense	19,628	18,286

Net loss	$(246,305)	(104,370)

Net loss per common share, basic & diluted	$(0.02)	(0.01)

Weighted average number of common shares outstanding basic and diluted	10,890,740	8,710,609

See accompanying notes to unaudited financial statements

EMPIRE PETROLEUM CORPORATION
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,

	2018	2017

Cash flows from operating activities:
Net loss	$(246,305)	$(104,370)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of warrant value and conversion feature on convertible notes	15,728	15,492

Change in operating assets and liabilities:
Prepaids		(28,000)
Accounts payable and accrued liabilities	83,135	48,502
Accrued interest payable	3,900	4,056
Net cash used in operating activities	(143,542)	(64,320)

Cash flows from financing activities:
Proceeds from convertible notes issued	0	62,500
Proceeds from stock issuance	125,000	0

Net cash provided by financing activities	125,000	62,500

Net change in cash	(18,542)	(1,820)

Cash - Beginning of period	77,780	68,743

Cash - End of period	$59,238	$66,923

See accompanying notes to unaudited financial statements

EMPIRE PETROLEUM CORPORATION
NOTES TO FINANCIAL STATEMENTS
March 31, 2018
(UNAUDITED)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements of Empire Petroleum Corporation ("Empire" or the "Company") have been prepared in accordance with United States generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, the results of operations, and the cash flows for the interim period are included.  All adjustments are of a normal, recurring nature.  Operating results for the interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

The information contained in this Form 10-Q should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2017 which are contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on April 2, 2018.

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

As of March 31, 2018, the Company had $59,238 of cash.  In order to sustain the Company's operations on a long-term basis, the Company continues to look for acquisitions and consider public or private financings .

Compensation of Officers and Employees

As of  March 31, 2018, the Company had no employees.  No Board members received  compensation from the Company in the first three months of 2018 or 2017.    For the three  months ended March 31, 2017, the Company paid Mr. Morrisett $12,500 for services rendered.  For the three months ended March 31, 2018, the Company paid Mr. Morrisett $35,000 and Mr. Pritchard $35,000 for services rendered.

Fair Value Measurements

The Financial Accounting Standards Board ("FASB") fair value measurement standards define fair value, establish a consistent framework for measuring fair value and establish a fair value hierarchy based on the observability of inputs used to measure fair value.

The carrying value of the convertible debt and investment in Masterson West II approximate fair value as of March 31, 2108. Management's estimates are based on the assessment of qualitative factors that are considered Level 3 measurements in the fair value hierarchy as required by FASB ASC 820.

2. PROPERTY AND EQUIPMENT

As of March 31, 2018 the Company did not own any interest in oil and gas properties or equipment.

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

On February 18, 2017, Gary C. Adams, the majority owner of Masterson West unexpectedly passed away. As a result of this development, the final closing did not occur on April 1, 2017, the final close date  per the Contribution Agreement. Though the transaction did not close before the stated final closing date, the Agreement remains in effect until one or both parties serve a notice of termination. As of the date of this filing, neither party has elected to terminate the Contribution Agreement. The Company is continuing its discussions with representatives of Masterson West regarding a potential transaction.

4.    EQUITY

Diluted Earnings per Share ("EPS") gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses.  As a result, if there is a loss from continuing operations, Diluted EPS is computed in the same manner as Basic EPS.  At both  March 31, 2018 and 2017, the Company had 1,154,167 options outstanding  that were not included in the calculation of earnings per share for the periods then ended.  Such financial instruments may become dilutive and would then need to be included in future calculations of Diluted EPS.  At March 31, 2018 and 2017, the outstanding options were considered anti-dilutive since the strike prices were above the market price and since the Company has incurred losses year to date.

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

During December 2017 the Company issued 1,225,000 shares of its common stock and warrants to purchase 1,225,000 shares of its common stock for $.15 per share which expires on December 31, 2019 to several accredited investors. The value allocated to the warrants was the fair value determined using the Black-Scholes option valuation with the following assumptions:  no dividend yield, expected annual volatility of 179%, risk free interest rate of 1.78% and an expected useful life of 25 months. The fair value of the warrants of $121,275 was allocated to Paid in Capital.

During January 2018 the Company issued  to several accredited investors 1,100,000 shares of its common stock and warrants to purchase 1,100,000 shares of its common stock for $.15 per share which expires on December 31, 2019. The value allocated to the warrants was the fair value determined using the Black-Scholes option valuation with the following assumptions:  no dividend yield, expected annual volatility of 185%, risk free interest rate of 2.05% and an expected useful life of 24 months. The fair value of the warrants of $108,900 was allocated to Paid in Capital.

During March 2018 the Company issued to an accredited investor 100,000 shares of its common stock and warrants to purchase 100,000 shares of its common stock for $.15 per share which expires on December 31, 2019. The value allocated to the warrants was the fair value determined using the Black-Scholes option valuation with the following assumptions:  no dividend yield, expected annual volatility of 179%, risk free interest rate of 2.22% and an expected useful life of 22 months. The fair value of the warrants of $9,900 was allocated to Paid in Capital.

The following table reflects the composition of  convertible notes as of  March 31, 2018:

	2018
	Current	Long Term	Total
Convertible Notes Outstanding	$195,000	$65,000	$260,000
Debt Issue Costs – Warrants and Conversion Feature	(44,223)	(15,427)	(59,650)

Convertible Notes Outstanding, Net	$150,777	$49,573	$200,350

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

THREE-MONTH PERIOD ENDED MARCH 31, 2018 COMPARED TO THREE-MONTH PERIOD ENDED MARCH 31, 2017.

General and administrative expenses increased by $140,593 to $226,677 for the three months ended March 31, 2018, from $86,084 for the same period in 2017.  The increase is primarily due to professional fees and other costs related to potential asset purchases.

Interest expense increased by $1,342 for the three months ended March 31, 2018 to $19,628 from $18,286 for the same period in 2017. The increase is due to the issuance of additional convertible notes in 2017.

There was no depreciation expense attributable to the three months ended March 31, 2018 or 2017 because there are no assets.

For the reasons discussed above, net loss increased by $141,935 from $(104,370) for the three months ended March 31, 2017, to $(246,305) for the three months ended March 31, 2018.

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

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

As of March 31, 2018 the Company had $59,238 of cash.  The Company is considering various options, including raising additional equity, in order to raise cash for acquisitions and transactions and continuing operations.

OUTLOOK

See Note 3 to the financial statements for information regarding the Contribution Agreement the Company entered into with Masterson West.  On February 18, 2017, Gary C. Adams, the majority owner of Masterson West unexpectedly passed away. As a result of this development, the final closing did not occur on April 1, 2017, the final close date  per the Contribution Agreement. Though the transaction did not close before the stated final closing date, the Agreement remains in effect until one or both parties serve a notice of termination. As of the date of this filing, neither party has elected to terminate the Contribution Agreement. The Company is continuing its discussions with representatives of Masterson West regarding the continuation of the Contribution Agreement. The Company anticipates that the Contribution Agreement and/or the LLC Agreement will either be amended, replaced or terminated in 2018.

The Company is also actively pursuing the acquisition of other operated and non-operated oil and gas properties.  It is anticipated that such acquisitions will be financed through equity or debt transactions.

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q, including this section, includes certain statements that may be deemed "forward-looking statements" within the meaning of federal securities laws.  All statements, other than statements of  historical facts, that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including future sources of financing and other possible business developments, are forward-looking statements.  Such statements are subject to a number of assumptions, risks and uncertainties and could be affected by a number of different factors, including the Company's failure to secure short and long-term financing necessary to sustain and grow its operations, increased competition, changes in the markets in which the Company participates and the technology utilized by the Company and new legislation regarding environmental matters.  These risks and other risks that could affect the Company's business are more fully described in reports it files with the SEC, including its Form 10-K for the year ended December 31, 2017.  Actual results may vary materially from the forward-looking statements.

The Company undertakes no duty to update any of the forward-looking statements in this Form 10-Q.

MATERIAL RISKS

The Company has incurred significant losses from operations and there is no assurance that it will achieve profitability or obtain the funds necessary to finance continued operations.  For other material risks, see the Company's Form 10-K for the year ended December 31, 2017, which was filed on April 2. 2018.

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

31.1
Certification of Thomas Pritchard, Chief Executive Officer pursuant to Rules 13a - 14 (a) and 15(d) - 14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(1) (31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

31.2
Certification of Michael R. Morrisett, President and principal financial officer pursuant to Rules 13a - 14 (a) and 15(d) - 14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(1) (31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.1	Certification of Thomas Pritchard, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

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

Empire Petroleum Corporation

Date: May 14, 2018	By:	/s/ Michael R. Morrisett
Michael R. Morrisett
President
(principal financial officer)

Date: May 14, 2018	By:	/s/ Thomas Pritchard
Thomas Pritchard
Chief Executive Officer

EXHIBIT INDEX

NO.	DESCRIPTION

31.1
Certification of Thomas Pritchard, Chief Executive Officer pursuant to Rules 13a - 14 (a) and 15(d) - 14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(1) (31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

31.2
Certification of Michael R. Morrisett, President (principal financial officer) pursuant to Rules 13a - 14 (a) and 15(d) - 14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(1) (31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.1	Certification of Thomas Pritchard, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.2
Certification of Michael R. Morrisett, President (principal financial officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

101	Financial Statements for XBRL format (submitted herewith).