Form 10-Q
period 2018-06-30
EMPIRE PETROLEUM CORP
filed 2018-08-14
CIK 887396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-Q
_________________

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2018

or

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

The number of shares of the registrant's common stock, $0.001 par value, outstanding as of June 30, 2018 was 11,328,942.

EMPIRE PETROLEUM CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

EMPIRE PETROLEUM CORPORATION
BALANCE SHEETS

	June 30, 2018	December 31, 2017
ASSETS	(UNAUDITED)
Current assets:
Cash	$4,235	$77,780

Total current assets	4,235	77,780

Investment in Masterson West II	300,000	300,000
Total assets	$304,235	$377,780

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$184,273	$64,964
Current portion of convertible notes, net	164,447	137,256
Total current liabilities	348,720	202,220

Convertible notes, net	51,805	47,366

Stockholders' equity (deficit):
Common stock-$.001 par value authorized 150,000,000 shares,
issued and outstanding 11,328,942 and 8,803,942 respectively	11,328	8,803
Common stock subscribed not yet issued (2,000,000 and 3,225,000 shares), respectively	2,000	3,225
Stock subscriptions receivable	0	(5,000)
Additional paid in capital	16,478,149	16,232,381
Accumulated deficit	(16,587,767)	(16,111,215)
Total stockholders' equity (deficit)	(96,290)	128,194
Total liabilities and stockholders' equity (deficit)	$304,235	$377,780

See accompanying notes to unaudited financial statements

EMPIRE PETROLEUM CORPORATION
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2018	2017	2018	2017
Revenue:
Petroleum sales	$0	0	0	0

Costs and expenses:
General and administrative	210,402	26,926	437,079	113,010
	210,402	26,926	437,079	113,010
Operating loss	(210,402)	(26,926)	(437,079)	(113,010)

Other expense:
Interest expense	19,845	16,628	39,473	34,914
Total other expense	19,845	16,628	39,473	34,914

Net loss	$(230,247)	(43,554)	(476,552)	(147,924)

Net loss per common share, basic & diluted	$(0.02)	(0.01)	(0.04)	(0.02)

Weighted average number of common shares outstanding basic and diluted	11,248,942	8,710,609	11,071,720	8,710,609

See accompanying notes to unaudited financial statements

EMPIRE PETROLEUM CORPORATION
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

For the six months ended June 30, 2018

	Common Stock		Common Stock Subscribed, not yet issued	Stock Subscription Receivable	Additional Paid in Capital	Accumulated Deficit	Total
	Shares	Par Value
Balances, December 31, 2017	8,803,942	8,803	3,225	(5,000)	16,232,381	(16,111,215)	128,194

Net loss						(476,552)	(476,552)

Shares, options, warrants and conversion features issued	2,525,000	2,525	(1,225)	5,000	245,768	0	252,068

Balances June 30, 2018	11,328,942	$11,328	$2,000	$0	$16,478,149	$(16,587,767)	$(96,290)

See accompanying notes to unaudited financial statements

EMPIRE PETROLEUM CORPORATION
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,

	2018	2017

Cash flows from operating activities:
Net loss	$(476,552)	$(147,924)

Adjustments to reconcile net loss to net cash used in operating activities:
Value of warrants granted	117,068	0
Amortization of warrant value and conversion feature on convertible notes	31,630	29,162
Change in operating assets and liabilities:
Prepaids	0	(23,894)
Accounts payable and accrued liabilities	111,466	26,229
Accrued interest payable	7,843	7,014
Net cash used in operating activities	(208,545)	(109,413)

Cash flows from financing activities:
Proceeds from convertible notes issued	0	62,500
Proceeds from stock issuance	135,000	0
Net cash provided by financing activities	135,000	62,500

Net change in cash	(73,545)	(46,913)

Cash - Beginning of period	77,780	68,743

Cash - End of period	$4,235	$21,830

See accompanying notes to unaudited financial statements

EMPIRE PETROLEUM CORPORATION
NOTES TO FINANCIAL STATEMENTS
June 30, 2018
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

As of June 30, 2018, the Company had $4,235 of cash.  In order to sustain the Company's operations on a long-term basis, the Company continues to look for acquisitions and consider public or private financings.

Compensation of Officers and Employees

As of  June 30, 2018, the Company had no employees.  No Board members received  compensation from the Company in the first six months of 2018 or 2017.    For the six  months ended June 30, 2017, the Company paid Mr. Morrisett $12,500 for services rendered.  For the six months ended June 30, 2018, the Company paid Mr. Morrisett $58,500 and Mr. Pritchard $65,062 for services rendered.

Fair Value Measurements

The Financial Accounting Standards Board ("FASB") fair value measurement standards define fair value, establish a consistent framework for measuring fair value and establish a fair value hierarchy based on the observability of inputs used to measure fair value.

The carrying value of the convertible debt and investment in Masterson West II approximate fair value as of June 30, 2108. Management's estimates are based on the assessment of qualitative factors that are considered Level 3 measurements in the fair value hierarchy as required by FASB ASC 820.

2. PROPERTY AND EQUIPMENT

As of  June 30, 2018, the Company did not own any interest in oil and gas properties or equipment.

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

4.                EQUITY

Diluted Earnings per Share ("EPS") gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses.  As a result, if there is a loss from continuing operations, Diluted EPS is computed in the same manner as Basic EPS.  At June 30, 2018 and 2017, the Company had 4,167 and 1,154,167 respectively, options outstanding  that were not included in the calculation of earnings per share for the periods then ended.  Such financial instruments may become dilutive and would then need to be included in future calculations of Diluted EPS.  At June 30, 2018 and 2017, the outstanding options were considered anti-dilutive since the strike prices were above the market price and since the Company has incurred losses year to date.

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

During November 2017, the Company issued warrants to purchase 4,000,000 shares of its common stock for $.25 per share and $.15 per share which expires on December 31, 2021 to several Board members and management. The value allocated to the warrants was the fair value determined using the Black-Scholes option valuation with the following assumptions:  no dividend yield, expected annual volatility of 179%, risk free interest rate of 1.98% and an expected useful life of 49 months. The fair value of the warrants of $472,700 was recorded as compensation expense and allocated to Paid in Capital.

During December 2017, the Company issued 1,225,000 shares of its common stock and warrants to purchase 1,225,000 shares of its common stock for $.15 per share which expires on December 31, 2019 to several accredited investors. The value allocated to the warrants was the fair value determined using the Black-Scholes option valuation with the following assumptions:  no dividend yield, expected annual volatility of 179%, risk free interest rate of 1.78% and an expected useful life of 25 months. The fair value of the warrants of $121,275 was allocated to Paid in Capital.

During January 2018, the Company issued  to several accredited investors 1,100,000 shares of its common stock and warrants to purchase 1,100,000 shares of its common stock for $.15 per share which expires on December 31, 2019. The value allocated to the warrants was the fair value determined using the Black-Scholes option valuation with the following assumptions:  no dividend yield, expected annual volatility of 185%, risk free interest rate of 2.05% and an expected useful life of 24 months. The fair value of the warrants of $108,900 was allocated to Paid in Capital.

During March 2018, the Company issued to an accredited investor 100,000 shares of its common stock and warrants to purchase 100,000 shares of its common stock for $.15 per share which expires on December 31, 2019. The value allocated to the warrants was the fair value determined using the Black-Scholes option valuation with the following assumptions:  no dividend yield, expected annual volatility of 179%, risk free interest rate of 2.22% and an expected useful life of 22 months. The fair value of the warrants of $9,900 was allocated to Paid in Capital.

During June 2018, the Company issued warrants to purchase 645,000 shares of its common stock for $.25 per share which expire on December 31, 2019 to several professionals for business assistance provided. The value allocated to the warrants was the fair value determined using the Black-Scholes option valuation with the following assumptions:  no dividend yield, expected annual volatility of 174%, risk free interest rate of 2.38% and an expected useful life of 19 months. The fair value of the warrants of $117,068 was recorded as compensation expense and allocated to Paid in Capital.

During June 2018, the Company issued to an accredited investor 100,000 shares of its common stock and warrants to purchase 100,000 shares of its common stock for $.15 per share which expires on December 31, 2019. The value allocated to the warrants was the fair value determined using the Black-Scholes option valuation with the following assumptions:  no dividend yield, expected annual volatility of 197%, risk free interest rate of 2.43% and an expected useful life of 18 months. The fair value of the warrants of $9,900 was allocated to Paid in Capital.

The following table reflects the composition of  convertible notes as of  June 30, 2018:

	2018
	Current	Long Term	Total
Convertible Notes Outstanding	$195,000	$65,000	$260,000
Debt Issue Costs – Warrants and Conversion Feature	(30,553)	(13,195)	(43,748)

Convertible Notes Outstanding, Net	$164,447	$51,805	$216,252

5.                SUBSEQUENT EVENTS

In 2018, the Company formed a subsidiary, Empire Louisiana, LLC for the purpose of acquiring oil & gas properties in Louisiana. On July 12, 2018, the subsidiary entered into an agreement with Exodus Energy ("Exodus") whereby the subsidiary agreed to purchase certain oil and gas properties and assets in Louisiana from Exodus for a purchase price of $950,000. Pursuant to the Agreement, the closing date is to occur on or before August 31, 2018  with an effective date of August 1, 2018. The oil and gas properties subject to the agreement include 1,500 gross developed and undeveloped acres and 8 wells currently producing approximately 135 barrels of oil equivalent (BOE) per day.  Empire's working interests in the wells will range from 50% to 86%.

On July 23, 2018, the subsidiary entered into an agreement with Cardinal Exploration and Production Company ("Cardinal") whereby the subsidiary agreed to purchase certain oil and gas properties and assets in Louisiana from Cardinal for a purchase price of $323,000. Pursuant to the agreement, the closing date is to occur on or before August 31, 2018  with an effective date of  June 1, 2018. The oil and gas properties subject to the agreement include four active operated wells currently producing approximately 35 barrels of oil equivalent (BOE) per day, and Empire's working interests in the wells will be 100%.

On July 17, 2018, the Company executed a $10,000 promissory note with Mr. Anthony Kamin, a Director of the Company. The note bears an interest rate of 8% and is repayable on demand.

In July 2018, the Company issued to an accredited investor 66,667 shares of its common stock and warrants to purchase 66,667 shares of its common stock for $.25 per share which expires on December 31, 2019. Total proceeds from the transaction was $10,000.

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

THREE-MONTH PERIOD ENDED JUNE 30, 2018 COMPARED TO THREE-MONTH PERIOD ENDED JUNE 30, 2017.

General and administrative expenses increased by $183,476 to $210,402 for the three months ended June 30, 2018, from $26,926 for the same period in 2017.  The increase is primarily due to warrants granted, professional fees and other costs related to potential asset purchases.

Interest expense increased by $3,217 for the three months ended June 30, 2018 to $19,845 from $16,628 for the same period in 2017. The increase is due to the issuance of additional convertible notes in the second half of 2017 and 2018.

There was no depreciation expense attributable to the three months ended June 30, 2018 or 2017 because there are no assets.

For the reasons discussed above, net loss increased by $186,693 from $(43,554) for the three months ended June 30, 2017, to $(230,247) for the three months ended June 30, 2018.

SIX-MONTH PERIOD ENDED JUNE 30, 2018 COMPARED TO SIX-MONTH PERIOD ENDED JUNE 30, 2017.

General and administrative expenses increased by $324,069 to $437,079 for the six months ended June 30, 2018, from $113,010 for the same period in 2017.  The increase is primarily due to warrants granted, professional fees and other costs related to potential asset purchases.

Interest expense increased by $4,559 for the six months ended June 30, 2018 to $39,473 from $34,914 for the same period in 2017. The increase is due to the issuance of additional convertible notes in the second half of 2017 and 2018.

There was no depreciation expense attributable to the three months ended June 30, 2018 or 2017 because there are no assets.

For the reasons discussed above, net loss increased by $328,628 from $(147,924) for the six months ended June 30, 2017, to $(476,552) for the six months ended June 30, 2018.

RECENTLY ISSUED ACCOUNTING STANDARDS

The Financial Accounting Standards Board ("FASB") periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting.  The following is a summary of recent accounting pronouncements that are relevant to the Company:

In February 2016, the FASB issued ASU No. 2016-02: "Leases (Topic 842)" which is intended to improve financial reporting about leasing transactions.  This ASU will require organizations ("lessees") that lease assets with lease terms of more than twelve months to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases.  Organizations that own the assets leased by lessees ("lessors") will remain largely unchanged from current GAAP.  In addition, this ASU will require disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases.  The guidance is effective for annual periods beginning after December 15, 2018 and early adoption is permitted.  Based on management's initial assessment, ASU No. 2016-02 will not have a material impact on the Company's financial statements.  The Company is a lessee on an office lease; however, since the lease is on a month to month basis it would not record a right of use asset or liability.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

As of June 30, 2018, the Company had $4,235 of cash.  The Company is considering various options, including raising additional equity, in order to raise cash for acquisitions and transactions and continuing operations.

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

See Note 5 to the financial statements for information for information regarding the two Purchase Agreements the Company entered into in July 2018 to purchase existing oil and gas properties and mineral interests. The Company is also actively pursuing the acquisition of other operated and non-operated oil and gas properties.  It is anticipated that such acquisitions will be financed through equity or debt transactions.

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

MATERIAL RISKS

The Company has incurred significant losses from operations and there is no assurance that it will achieve profitability or obtain the funds necessary to finance continued operations.  For other material risks, see the Company's Form 10-K for the year ended December 31, 2017, which was filed on April 2, 2018.

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

10.1
Purchase and Sale Agreement dated as of July 12, 2018, by and between Exodus Energy, Inc. and Empire Louisiana LLC (incorporated herein by reference to Exhibit 2.1 of Empire's Current Report on Form 8-K filed on July 19, 2018).

10.2
Purchase and Sale Agreement dated as of July 23, 2018, by and between Cardinal Exploration and Production Company and Empire Louisiana LLC (incorporated herein by reference to Exhibit 2.1 of Empire's Current Report on Form 8-K filed on July 25, 2018).

31.1
Certification of Thomas Pritchard, Chief Executive Officer, pursuant to Rules 13a - 14 (a) and 15(d) - 14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(1) (31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

31.2
Certification of Michael R. Morrisett, President and principal financial officer, pursuant to Rules 13a - 14 (a) and 15(d) - 14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(1) (31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.1	Certification of Thomas Pritchard, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

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

Empire Petroleum Corporation

Date: August 14, 2018	By:	/s/ Michael R. Morrisett
Michael R. Morrisett
President
(principal financial officer)

Date: August 14, 2018	By:	/s/ Thomas Pritchard
Thomas Pritchard
Chief Executive Officer

EXHIBIT INDEX

NO.	DESCRIPTION

10.1
Purchase and Sale Agreement dated as of July 12, 2018, by and between Exodus Energy, Inc. and Empire Louisiana LLC (incorporated herein by reference to Exhibit 2.1 of Empire's Current Report on Form 8-K filed on July 19, 2018).

10.2
Purchase and Sale Agreement dated as of July 23, 2018, by and between Cardinal Exploration and Production Company and Empire Louisiana LLC (incorporated herein by reference to Exhibit 2.1 of Empire's Current Report on Form 8-K filed on July 25, 2018).

31.1
Certification of Thomas Pritchard, Chief Executive Officer, pursuant to Rules 13a - 14 (a) and 15(d) - 14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(1) (31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

31.2
Certification of Michael R. Morrisett, President and principal financial officer, pursuant to Rules 13a - 14 (a) and 15(d) - 14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(1) (31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.1	Certification of Thomas Pritchard, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).
32.2
Certification of Michael R. Morrisett, President and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

101	Financial Statements for XBRL format (submitted herewith).