Form 10-Q
period 2018-09-30
EMPIRE PETROLEUM CORP
filed 2018-11-14
CIK 887396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-Q
_________________

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2018

or

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

1203 East 33rd Street  Tulsa, OK 74105
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

The number of shares of the registrant's common stock, $0.001 par value, outstanding as of September 30, 2018 was 17,345,609.

EMPIRE PETROLEUM CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

EMPIRE PETROLEUM CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
ASSETS	(UNAUDITED)
Current assets:
Cash	$58,348	$77,780
Oil sales receivable	21,237
Total current assets	79,585	77,780

Property and Equipment
Oil and natural gas properties, successful efforts method	1,344,069	0
Accumulated depletion and depreciation	(444)	0
Total oil and natural gas properties, net	1,343,625	0

Investment in Masterson West II	300,000	300,000
Total assets	$1,723,210	$377,780

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$91,714	$64,964
Demand notes payable	25,000	0
Current portion of convertible notes, net	178,266	137,256
Total current liabilities	294,980	202,220

Convertible notes, net	54,061	47,366
Note payable to bank	867,520
Asset retirement obligations	184,013

Stockholders' equity:
Common stock-$.001 par value authorized 150,000,000 shares,
issued and outstanding 17,345,609 and 8,803,942 respectively	17,345	8,803
Common stock subscribed not yet issued (2,000,000 and 3,225,000 shares), respectively	2,000	3,225
Stock subscriptions receivable	0	(5,000)
Additional paid in capital	17,124,632	16,232,381
Accumulated deficit	(16,821,341)	(16,111,215)
Total stockholders' equity	322,636	128,194
Total liabilities and stockholders' equity	$1,723,210	$377,780

See accompanying notes to unaudited consolidated financial statements

EMPIRE PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2018	2017	2018	2017
Revenue:
Petroleum sales	$24,277	0	24,277	0

Costs and expenses:
Production and operating	26,128	0	26,128	0
Severance taxes	3,040	0	3,040	0
Depletion, depreciation & accretion	1,254	0	1,254	0
General and administrative	205,397	51,250	642,476	164,260
	235,819	51,250	672,898	164,260
Operating loss	(211,542)	(51,250)	(648,621)	(164,260)

Other expense:
Interest expense	22,032	17,399	61,505	52,313
Total other expense	22,032	17,399	61,505	52,313

Net loss	$(233,574)	(68,649)	(710,126)	(216,573)

Net loss per common share, basic & diluted	$(0.02)	(0.01)	(0.06)	(0.02)

Weighted average number of common shares outstanding basic and diluted	13,040,480	8,779,326	11,731,332	8,733,599

See accompanying notes to unaudited consolidated financial statements

EMPIRE PETROLEUM CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

For the nine months ended September 30, 2018

	Common Stock		Common Stock Subscribed, not yet issued	Stock Subscription Receivable	Additional Paid in Capital	Accumulated Deficit	Total
	Shares	Par Value
Balances, December 31, 2017	8,803,942	8,803	3,225	(5,000)	16,232,381	(16,111,215)	128,194

Net loss						(710,126)	(710,126)

Shares, options, warrants and conversion features issued	8,541,667	8,542	(1,225)	5,000	892,251	0	904,568

Balances, September 30, 2018	17,345,609	$17,345	$2,000	$0	$17,124,632	$(16,821,341)	$322,636

See accompanying notes to unaudited consolidated financial statements

EMPIRE PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,

	2018	2017

Cash flows from operating activities:
Net loss	$(710,126)	$(216,573)

Adjustments to reconcile net loss to net cash used in operating activities:
Value of warrants granted	117,068	0
Amortization of warrant value and conversion feature on convertible notes	47,705	43,339
Depreciation, depletion and accretion	1,254	0

Change in operating assets and liabilities:
Oil sales receivable	(21,237)	0
Prepaids	0	(23,894)
Accounts payable and accrued liabilities	14,920	19,791
Accrued interest payable	11,830	10,237
Net cash used in operating activities	(538,586)	(167,100)

Cash flows from investing activities
Acquisition of oil and natural gas properties	(1,160,866)	0
	(1,160,866)	0

Cash flows from financing activities:
Proceeds from convertible notes issued	0	112,500
Proceeds from bank loan	867,520	0
Proceeds from demand note payable	25,000	0
Proceeds from stock and warrant issuance	787,500	0
Net cash provided by financing activities	1,680,020	112,500

Net change in cash	(19,432)	(54,600)

Cash - Beginning of period	77,780	68,743

Cash - End of period	$58,348	$14,143

NON-CASH INVESTING ACTIVITY
Asset retirement obligation recorded as a part of oil and natural gas properties acquisition	$183,203	—

See accompanying notes to unaudited consolidated financial statements

EMPIRE PETROLEUM CORPORATION
NOTES TO CONSOLIDATED  FINANCIAL STATEMENTS
September 30, 2018
(UNAUDITED)

1.     BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements of Empire Petroleum Corporation ("Empire" or the "Company") have been prepared in accordance with United States generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, the results of operations, and the cash flows for the interim period are included.  All adjustments are of a normal, recurring nature.  Operating results for the interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

The Company continues to seek partners to help it explore and develop oil and gas interests.  The ultimate recoverability of the Company's investment in oil and gas interests is dependent upon the existence and discovery of economically recoverable oil and gas reserves, the ability of the Company to obtain necessary financing to further develop the interests, and the ability of the Company to attain and sustain future profitable production.

As of September 30, 2018, the Company had $58,348 of cash.  In order to sustain the Company's operations on a long-term basis, the Company continues to look for acquisitions and consider public or private financings.

Compensation of Officers and Employees

As of September 30, 2018, the Company had no employees.  No Board members received compensation from the Company in the first nine months of 2018 or 2017.    For the nine months ended September 30, 2017, the Company paid Michael R. Morrisett, the Company's President, $32,500 for services rendered.  For the nine months ended September 30, 2018, the Company paid Mr. Morrisett $101,400 and Thomas Pritchard, the Company's Chief Executive Officer, $101,962 for services rendered. In addition, the Company paid a company in which Mr. Pritchard has an ownership interest $24,200 during 2018 for due diligence services relating to the acquisition of oil and gas leases.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation. The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiary, Empire Louisiana, LLC ("Empire Louisiana"). All material intercompany balances and transactions have been eliminated.

Use of estimates in the preparation of financial statements. Preparation of financial statements in conformity with generally accepted accounting principles in the United States of America ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. Depletion of oil and natural gas properties is determined using estimates of proved oil and natural gas reserves. There are numerous uncertainties inherent in the estimation of quantities of proved reserves and in the projection of future rates of production and the timing of development expenditures. Similarly, evaluations for impairment of proved and unproved oil and natural gas properties are subject to numerous uncertainties including, among others, estimates of future recoverable reserves, commodity price outlooks and prevailing market rates of other sources of income and costs. Other significant estimates include, but are not limited to, asset retirement obligations, fair value of assets purchased in acquisitions, and taxes.

Interim financial statements. The accompanying consolidated financial statements of the Company have not been audited by the Company's independent registered public accounting firm. In preparing the accompanying consolidated financial statements, management has made certain estimates and assumptions that affect reported amounts in the consolidated financial statements and disclosures of contingencies. Actual results may differ from those estimates. The results for interim periods are not necessarily indicative of annual results.

Certain disclosures have been condensed in or omitted from these consolidated financial statements. Accordingly, these condensed notes to the consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

Revenue recognition.   The Company recognizes revenues from the sales of oil and natural gas to its customers and presents them disaggregated on the Company's consolidated statements of operations. The Company enters into contracts with customers to sell its oil and natural gas production. Revenue on these contracts is recognized in accordance with the five-step revenue recognition model prescribed in ASC 606. Specifically, revenue is recognized when the Company's performance obligations under these contracts are satisfied, which generally occurs with the transfer of control of the oil and natural gas to the purchaser. Control is generally considered transferred when the following criteria are met: (i) transfer of physical custody, (ii) transfer of title, (iii) transfer of risk of loss and (iv) relinquishment of any repurchase rights or other similar rights. Given the nature of the products sold, revenue is recognized at a point in time based on the amount of consideration the Company expects to receive in accordance with the price specified in the contract. Consideration under the oil and natural gas marketing contracts is typically received from the purchaser one to two months after production. At September 30, 2018, the Company had receivables related to contracts with customers of approximately $ 21,237.

Fair Value Measurements The Financial Accounting Standards Board ("FASB") fair value measurement standards define fair value, establish a consistent framework for measuring fair value and establish a fair value hierarchy based on the observability of inputs used to measure fair value.

Convertible debt - The carrying value of the convertible debt and investment in Masterson West II approximate fair value as of September 30, 2108. Management's estimates are based on the assessment of qualitative factors that are considered Level 3 measurements in the fair value hierarchy as required by FASB ASC 820.

Oil and natural gas properties- The fair value of proved and unproved oil and natural gas properties was measured using valuation techniques that convert the future cash flows to a single discounted amount. Significant inputs to the valuation of proved and unproved oil and natural gas properties include estimates of: (i) recoverable reserves; (ii) production rates; (iii) future operating and development costs; (iv) future commodity prices; and (v) a market-based weighted average costs of capital. The Company utilized a combination of the New York Mercantile Exchange ("NYMEX") strip pricing and consensus pricing to value the reserves, then applied various discount rates depending on the classification of reserves and other risk characteristics. Management utilized the assistance of a third-party valuation expert to estimate the value of the oil and natural gas properties acquired.

The fair value of asset retirement obligations is included in proved oil and natural gas properties with a corresponding liability in the table above. The fair value was determined based on a discounted cash flow model, which included assumptions of the estimated current abandonment costs, discount rate, inflation rate and timing associated with the incurrence of these costs.

The inputs used to value oil and natural gas properties and asset retirement obligations require significant judgment and estimates made by management and represent Level 3 inputs.

Financial instruments and other- The fair values determined for accounts receivable, accounts payable – trade, accrued drilling costs and other current liabilities were equivalent to the carrying value due to their short-term nature.

New accounting pronouncements issued but not yet adopted. In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"), which supersedes current lease guidance. The new lease standard requires all leases with a term greater than one year to be recognized on the balance sheet while maintaining substantially similar classifications for financing and operating leases. Lease expense recognition on the consolidated statements of operations will be effectively unchanged. This guidance is effective for reporting periods beginning after December 15, 2018, and early adoption is permitted. The Company does not plan to early adopt the standard. The Company plans to make policy elections to not capitalize short-term leases for all asset classes and to not separate non-lease components from lease components for all asset classes except for vehicles. The Company also plans to not elect the package of practical expedients that allows for certain considerations under the original "Leases (Topic 840)" accounting standard ("Topic 840") to be carried forward upon adoption of ASU 2016-02.

The Company enters into lease agreements to support its operations. These agreements are for leases on assets such as office space, well equipment and drilling rigs. The Company has substantially completed the process of reviewing and determining the contracts to which this new guidance applies. The Company is currently enhancing its accounting system in order to track and calculate additional information necessary for adoption of this standard. Upon adoption, the Company will be required to recognize right-of-use assets and associated lease liabilities that are not currently recognized under applicable guidance. The Company does not believe this adoption will have a material impact on its consolidated balance sheets based on the leases in place as of the filing of this Quarterly Report.

In July 2018, the FASB issued ASU No. 2018-09, "Codification Improvements," which makes amendments to multiple codification topics to clarify, correct errors in, or make minor improvements to the accounting standards codification. The effective date of the standard is dependent on the facts and circumstances of each amendment. Some amendments do not require transition guidance and will be effective upon the issuance of this standard. Many of the amendments in ASU 2018-09 will be effective in annual periods beginning after December 15, 2018. The Company will be required to adopt this standard in the first quarter of fiscal 2019. The Company is currently assessing the effect that this ASU will have on the financial position, results of operations, and disclosures.

On August 17, 2018, the U.S. Securities and Exchange Commission (the "SEC") issued a final rule that amends certain of its disclosure requirements that have become redundant, duplicative, overlapping, outdated or superseded, in light of other disclosure requirements, U.S. GAAP or changes in the information environment.  The amendments are intended to facilitate the disclosure of information to investors and simplify compliance without significantly altering the total mix of information provided to investors.  The final rule amends numerous SEC rules, items and forms covering a diverse group of topics, including, but not limited to, changes in stockholders' equity.  The final rule extends to interim periods the annual disclosure requirement in SEC Regulation S-X, Rule 3-04, of presenting changes in stockholders' equity.  The registrants will be required to analyze changes in stockholders' equity in the form of a reconciliation for the current quarter and year-to-date interim periods and comparative periods in the prior year.  The final rule is effective for all filings submitted on or after November 5, 2018.  The Company is currently analyzing the final rule and will comply with the new disclosure requirements for all filings after the effective date.

3.     PROPERTY AND EQUIPMENT

As of  September 30, 2018, the Company did not own any equipment other than equipment located on its oil and gas properties (See Notes 5 & 6).

4.     INVESTMENT IN MASTERSON WEST II

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

5.     ACQUISITION OF CARDINAL ASSETS

On August 28, 2018, the Company purchased oil producing properties from Cardinal Exploration and Production Company ("Cardinal") for a purchase price of $323,000.  The effective date of the transaction is June 1, 2018.  After certain adjustments related to the effective date, the total proceeds paid to Cardinal were $293,966.  Such proceeds were paid from sales of unregistered securities of the Company.

The oil and gas properties purchased from Cardinal include four active operated wells in Louisiana, including one saltwater disposal well, currently producing approximately 35 barrels of oil equivalent (BOE) per day, and Empire's working interests in the wells are 100%.

The following table sets forth the Company's preliminary purchase price allocation:

Fair Value of Assets Acquired
Accounts Receivable	43,406
Oil Properties	356,868
Total Assets Acquired	$400,274

Fair Value of liabilities Assumed
Accounts payable – trade	22,526
Asset retirement obligations	83,782
Total Liabilities Assumed	$106,308

The fair values of assets acquired and liabilities assumed were based on the following key inputs:

Oil and natural gas properties

The fair value of proved oil and natural gas properties was measured using valuation techniques that convert the future cash flows to a single discounted amount. Significant inputs to the valuation of proved oil and natural gas properties include estimates of: (i) recoverable reserves; (ii) production rates; (iii) future operating and development costs; (iv) future commodity prices; and (v) a market-based weighted average costs of capital. The Company utilized a combination of the New York Mercantile Exchange ("NYMEX") strip pricing and consensus pricing to value the reserves, then applied various discount rates depending on the classification of reserves and other risk characteristics. Management utilized the assistance of a third-party valuation expert to estimate the value of the oil and natural gas properties acquired.

The fair value of asset retirement obligations totaled $83,782 and is included in proved oil and natural gas properties with a corresponding liability in the table above. The fair value was determined based on a discounted cash flow model, which included assumptions of the estimated current abandonment costs, discount rate, inflation rate and timing associated with the incurrence of these costs.

The inputs used to value oil and natural gas properties and asset retirement obligations require significant judgment and estimates made by management and represent Level 3 inputs.

Financial instruments and other

The fair values determined for accounts receivable and accounts payable – trade were equivalent to the carrying value due to their short-term nature.

Accounts payable - trade includes approximately $22,526 of liabilities primarily related to well activity prior to close.

6.     ACQUISITION OF EXODUS ASSETS

On September 20, 2018, the Company purchased oil and natural gas properties from Exodus Energy, Inc. ("Exodus")  for a purchase price of $864,901.  The effective date of the transaction is August 1, 2018.  Such proceeds were paid from loan proceeds and sales of unregistered securities.

The oil and gas properties include 1,500 gross developed and undeveloped acres and eight wells currently producing approximately 135 barrels of oil equivalent (BOE) per day. The Company's working interests in the wells range from 50% to 90%.

The following table sets forth the Company's preliminary purchase price allocation:

Fair Value of Assets Acquired
Accounts Receivable	175,334
Proved Oil & Natural Gas Properties	862,181
Total Assets Acquired	$1,037,515

Fair Value of liabilities Assumed
Accounts payable – trade	73,193
Asset retirement obligations	99,421
Total Liabilities Assumed	$172,614

The fair values of assets acquired and liabilities assumed were based on the following key inputs:

Oil and natural gas properties

The fair value of proved oil and natural gas properties was measured using valuation techniques that convert the future cash flows to a single discounted amount. Significant inputs to the valuation of proved oil and natural gas properties include estimates of: (i) recoverable reserves; (ii) production rates; (iii) future operating and development costs; (iv) future commodity prices; and (v) a market-based weighted average costs of capital. The Company utilized a combination of the New York Mercantile Exchange ("NYMEX") strip pricing and consensus pricing to value the reserves, then applied various discount rates depending on the classification of reserves and other risk characteristics. Management utilized the assistance of a third-party valuation expert to estimate the value of the oil and natural gas properties acquired.

The fair value of asset retirement obligations totaled $99,421and is included in proved oil and natural gas properties with a corresponding liability in the table above. The fair value was determined based on a discounted cash flow model, which included assumptions of the estimated current abandonment costs, discount rate, inflation rate and timing associated with the incurrence of these costs.

The inputs used to value oil and natural gas properties and asset retirement obligations require significant judgment and estimates made by management and represent Level 3 inputs.

Financial instruments and other

The fair values determined for accounts receivable and accounts payable – trade were equivalent to the carrying value due to their short-term nature.

Accounts payable-trade includes approximately $73,193 of liabilities primarily related to well activity prior to close.

7.     NOTES PAYABLE

In July and August, 2018 the Company entered into two unsecured note agreements totaling $25,000 with Mr. Anthony Kamin, who is also a member of  the Company's Board of Directors. The notes are payable on demand and accrue interest at 8% interest. Both notes are outstanding at September 30, 2018.

On September 20, 2018 the Company entered into a Senior Revolver Loan Agreement ("the Agreement") with CrossFirst Bank ("CrossFirst"). The initial revolver commitment amount is $1,350,000 and the maximum amount that can be advanced under the Agreement is $5,000,000 and includes interest at Wall Street Journal Prime plus 150 basis points (6.75% as of September 30, 2018). The Agreement matures on September 20, 2020. Collateral for the loan is a lien on all of the assets of the Company's wholly owned subsidiary, Empire Louisiana, and a first priority mortgage lien, pledge of and security interest in not less than 80% of Empire Louisiana's producing oil, gas and other leasehold and mineral interests in Louisiana. The Agreement requires Empire Louisiana, beginning December 31, 2018 to maintain certain covenants including an EBITDAX to interest expense of at least 3:1 and funded debt to EBITDAX of 4:1 on a trailing twelve month basis. As of September 30, 2018 the Company has $867,520 outstanding under the Agreement.

8.     EQUITY

Diluted Earnings per Share ("EPS") gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses.  As a result, if there is a loss from continuing operations, Diluted EPS is computed in the same manner as Basic EPS.  At September 30, 2018 and 2017, the Company had 4,167 and 1,154,167 respectively, options outstanding that were not included in the calculation of earnings per share for the periods then ended.  Such financial instruments may become dilutive and would then need to be included in future calculations of Diluted EPS.  At September 30, 2018 and 2017, the outstanding options were considered anti-dilutive since the strike prices were above the market price and since the Company has incurred losses year to date.

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

During June 2018 the Company issued warrants to purchase 645,000 shares of its common stock for $.25 per share which expire on December 31, 2019 to several professionals for business assistance provided. The value allocated to the warrants was the fair value determined using the Black-Scholes option valuation with the following assumptions:  no dividend yield, expected annual volatility of 174%, risk free interest rate of 2.38% and an expected useful life of 19 months. The fair value of the warrants of $117,068 was recorded as compensation expense and allocated to Paid in Capital.

During June 2018 the Company issued to an accredited investor 100,000 shares of its common stock and warrants to purchase 100,000 shares of its common stock for $.15 per share which expires on December 31, 2019. The value allocated to the warrants was the fair value determined using the Black-Scholes option valuation with the following assumptions:  no dividend yield, expected annual volatility of 197%, risk free interest rate of 2.43% and an expected useful life of 18 months. The fair value of the warrants of $9,900 was allocated to Paid in Capital.

During August and September 2018 the Company issued to a group of accredited investors 1,016,667 shares of its common stock and warrants to purchase 1,016,667 shares of its common stock for $.25 per share which expires on December 31, 2019. The value allocated to the warrants was the fair value determined using the Black-Scholes option valuation with the following assumptions:  no dividend yield, expected annual volatility of 210%, risk free interest rate of 2.49% and an expected useful life of 15 months. The fair value of the warrants of $150,833 was allocated to Paid in Capital.

During August and September 2018 the Company issued to an accredited investor 5,000,000 shares of its common stock and warrants to purchase 5,000,000 shares of its common stock for $.15 per share which expires on December 31, 2020. The value allocated to the warrants was the fair value determined using the Black-Scholes option valuation with the following assumptions:  no dividend yield, expected annual volatility of 189%, risk free interest rate of 2.71% and an expected useful life of 27 months. The fair value of the warrants of $495,000 was allocated to Paid in Capital. Proceeds from the issuance were utilized for a portion of the Cardinal and Exodus acquisitions (See Notes 5 and 6).

The following table reflects the composition of convertible notes as of September 30, 2018:

	2018
	Current	Long Term	Total
Convertible Notes Outstanding	$195,000	$65,000	$260,000
Debt Issue Costs – Warrants and Conversion Feature	(16,734)	(10,939)	(27,673)

Convertible Notes Outstanding, Net	$178,266	$54,061	$232,327

9.     SUBSEQUENT EVENTS

On October 25, 2018 the Company, through it's subsidiary Empire Louisiana LLC, entered into an assignment, bill of sale and conveyance with Riviera Upstream, LLC, formerly known as Linn Energy Holdings, LLC to purchase non-operating working interest in four producing wells and two salt water disposal wells in which Empire Louisiana already owns a working interest for a purchase price of $205,000.

10.   SUPPLEMENTARY INFORMATION

Capitalized costs

	September 30,	September 30,
	2018	2017

Oil and natural gas properties:
Proved	$1,344,069	$—
Unproved
Less: accumulated depletion	(444)	—
Net capitalized costs for oil and natural gas properties	$1,343,625	$—

Costs incurred for oil and natural gas producing activities

	Three Months Ended	Nine Month Ended	Three Months Ended	Nine Months Ended
	September 30,		September 30,
(in millions)	2018	2018	2017	2017

Property acquisition costs:
Proved	$1,160,866	$1,160,866	$—	$—
Unproved	—	—	—	—
Total costs incurred for oil and natural gas properties	$1,160,866	$1,160,866	$—	$—

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2018 COMPARED TO THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2017.

Oil and gas sales increased by $24,277 to $24,277 from $-0- for the three months ended September 30, 2018 from the same period in 2017 due to the Company's acquisition of producing properties in 2018.

Production and operating expenses increased by $27,382 to $27,382 from $-0- for the three months ended September 30, 2018 from the same period in 2017 due to the Company's acquisition of producing properties in 2018.

Severance taxes increased by $3,040 to $3,040 from $-0- for the three months ended September 30, 2018 from the same period in 2017 due to the Company's acquisition of producing properties in 2018.

General and administrative expenses increased by $154,147 to $205,397 for the three months ended September 30, 2018, from $51,250 for the same period in 2017.  The increase is primarily due to professional fees and other costs related to due diligence and asset purchases.

Interest expense increased by $4,633 for the three months ended September 30, 2018 to $22,032 from $17,399 for the same period in 2017. The increase is due to the issuance of additional convertible notes in the second half of 2017 and 2018.

For the reasons discussed above, net loss increased by $164,925 from $(68,649) for the three months ended September 30, 2017, to $(233,574) for the three months ended September 30, 2018.

NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2018 COMPARED TO NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2017.

Oil and gas sales increased by $24,277 to $24,277 from $-0- for the nine months ended September 30, 2018 from the same period in 2017 due to the Company's acquisition of producing properties in 2018.

Production and operating expenses increased by $27,382 to $27,382 from $-0- for the nine months ended September 30, 2018 from the same period in 2017 due to the Company's acquisition of producing properties in 2018.

Severance taxes increased by $3,040 to $3,040 from $-0- for the nine months ended September 30, 2018 from the same period in 2017 due to the Company's acquisition of producing properties in 2018.

General and administrative expenses increased by $478,216 to $642,476 for the nine months ended September 30, 2018, from $164,260 for the same period in 2017.  The increase is primarily due to warrants granted, professional fees and other costs related to asset purchases.

Interest expense increased by $9,192 for the nine months ended September 30, 2018 to $61,505 from $52,313 for the same period in 2017. The increase is due to the issuance of additional convertible notes in the second half of 2017 and 2018.

For the reasons discussed above, net loss increased by $493,553 from $(216,573) for the nine months ended September 30, 2017, to $(710,126) for the nine months ended September 30, 2018.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

As of September 30, 2018 the Company had $58,348 of cash. In order to sustain the Company's operations on a long-term basis, the Company continues to look for acquisitions and consider public or private financings.

OUTLOOK

See Note 4 to the financial statements for information regarding the Contribution Agreement the Company entered into with Masterson West.  On February 18, 2017, Gary C. Adams, the majority owner of Masterson West unexpectedly passed away. As a result of this development, the final closing did not occur on April 1, 2017, the final close date  per the Contribution Agreement. Though the transaction did not close before the stated final closing date, the Agreement remains in effect until one or both parties serve a notice of termination. As of the date of this filing, neither party has elected to terminate the Contribution Agreement. The Company is continuing its discussions with representatives of Masterson West regarding the continuation of the Contribution Agreement. The Company anticipates that the Contribution Agreement and/or the LLC Agreement will either be amended, replaced or terminated in 2018.

See Notes 5 and 6 to the financial statements for information for information regarding the two Purchase Agreements the Company entered into in July 2018 to purchase existing oil and gas properties and mineral interests. The Company is also actively pursuing the acquisition of other operated and non-operated oil and gas properties.  It is anticipated that such acquisitions will be financed through equity or debt transactions.

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

Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation under the supervision of the Company's Chief Executive Officer and President (and principal financial officer) of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rules 13a - 15(e) and 15d - 15(e).  Based on this evaluation, the Company's Chief Executive Officer and President (and principal financial officer) have concluded that the disclosure controls and procedures as of the end of the period covered by this report are effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2018, that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

32.2
Certification of Michael R. Morrisett, President and principal financial officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

101	Financial Statements for XBRL format (submitted herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Empire Petroleum Corporation

Date:	November 14, 2018	By:	/s/ Michael R. Morrisett
Michael R. Morrisett
President
(principal financial officer)

Date: November 14, 2018		By:	/s/ Thomas Pritchard
Thomas Pritchard
Chief Executive Officer

EXHIBIT INDEX

NO.              DESCRIPTION

31.1
Certification ofThomas Pritchard, Chief Executive Officer, pursuant to Rules 13a - 14 (a) and 15(d) - 14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(1) (31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

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

32.2
Certification of Michael R. Morrisett, President and principal financial officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

101	Financial Statements for XBRL format (submitted herewith).