Form 10-K
period 2018-12-31
EMPIRE PETROLEUM CORP
filed 2019-04-01
CIK 887396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-K
_________________

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

1203 East 33rd Street, Suite 250, Tulsa, OK 74105
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates, based upon the average bid and asked prices of the registrant's Common Stock on the last business day of the registrant's most recently completed fiscal quarter was $3,122,210.

The number of shares of the registrant's common stock, $0.001 par value, outstanding as of  April 1, 2019 was 18,792,277.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EMPIRE PETROLEUM CORPORATION

FORM 10-K

PART I

ITEM 1.	BUSINESS.

Background

Empire Petroleum Corporation, a Delaware corporation, was incorporated in the State of Utah in August 1983 under the name Chambers Energy Corporation and domesticated in Delaware in March 1985 under the name Americomm Corporation.  The name was changed to Americomm Resources Corporation in July 1995.  On May 29, 2001, Americomm Resources Corporation acquired Empire Petroleum Corporation, which became a wholly owned subsidiary of Americomm Resources Corporation.  On August 15, 2001, Americomm Resources Corporation and Empire Petroleum Corporation merged and the resulting entity's name was changed to Empire Petroleum Corporation. Empire Petroleum Corporation  has two wholly owned subsidiaries, Empire Louisiana LLC ("Empire Louisiana") and Empire North Dakota LLC ("Empire North Dakota"). The consolidated financial statements of Empire Petroleum Corporation and subsidiaries ("Empire", the "Company", "we") include the accounts of the Company and its wholly owned subsidiaries.

Business and Properties

On August 28, 2018, the Company purchased oil producing properties from Cardinal Exploration and Production Company ("Cardinal") for a purchase price of $323,000.  The effective date of the transaction was June 1, 2018.  After certain adjustments related to the effective date, the total proceeds paid to Cardinal were $293,966.  Such proceeds were paid from sales of unregistered securities of the Company. The oil and gas properties purchased from Cardinal include four active operated wells in Louisiana, including one saltwater disposal well.  Empire's working interests in the wells are 100%.

On September 20, 2018, the Company purchased oil and natural gas properties from Exodus Energy, Inc. ("Exodus") for a purchase price of $969,042. Post close adjustments reduced the purchase price to $959,338. The effective date of the transaction was August 1, 2018.  Such proceeds were paid from loan proceeds and sales of unregistered securities. The oil and gas properties include 1,500 gross developed and undeveloped acres and eight wells. The Company's working interests in the wells range from 50% to 90%.

On October 29, 2018, the Company purchased oil and natural gas properties from Riviera Upstream, LLC formerly known as Linn Energy Holdings, LLC ("Riviera") for a purchase price of $205,000. Post close adjustments reduced the total purchase price to $162,273.  The effective date of the transaction was October 1, 2018.  The oil and natural gas properties purchased include non-operated working interest in four producing wells and two salt water disposal wells in which the Company already owned an operated interest.

All of the Company's producing properties are located in Louisiana and, as of December 31, 2018, such properties were producing approximately 100 net barrels of oil equivalent (BOE) per day.

Marketing Arrangements

We market our oil and natural gas in accordance with standard energy industry practices. The marketing effort endeavors to obtain the combined highest netback and most secure market available at that time.

We sell production at the lease locations to third-party purchasers via truck transport. We do not transport, refine or process the oil we produce. We sell our produced oil under contracts using market-based pricing, which is adjusted for differentials based upon oil quality.

We sell our natural gas under natural gas purchase contracts using market-based pricing, which is sold at the lease location.

Principal Customers

We sell our oil and natural gas production to marketers which is transported by truck to storage facilities arranged by the marketers. Our marketing of oil and natural gas can be affected by factors beyond our control, the effects of which cannot be accurately predicted.

For 2018, revenues from oil and natural gas sales to Katrina Energy, LLC and Cokinos Natural Gas Company respectively, accounted for all of our total operating revenues. While the loss of  these purchasers may result in a temporary interruption in sales of, or a lower price for, our production, we believe that the loss of these purchasers would not have a material adverse effect on our operations, as there are alternative purchasers in our producing region.

Competition

The oil and natural gas industry in the areas in which we operate is highly competitive. We encounter strong competition from numerous parties, ranging generally from small independent producers to major integrated companies. We primarily encounter significant competition in acquiring properties. At higher commodity prices, we also face competition in contracting for drilling, pressure pumping and workover equipment and securing trained personnel. Many of these competitors have financial, technical and personnel resources substantially larger than ours. As a result, our competitors may be able to pay more for desirable properties, or to evaluate, bid for and purchase a greater number of properties or prospects than our financial or personnel resources will permit.

In addition to competition for drilling, pressure pumping and workover equipment, we are also affected by the availability of related equipment and materials. The oil and natural gas industry periodically experiences shortages of drilling and workover rigs, equipment, pipe, materials and personnel, which can delay drilling, workover and exploration activities and cause significant price increases. We are unable to predict the timing or duration of any such shortages.

Oil and Natural Gas Reserves

The estimates of our proved reserves at December 31, 2018, all of which were located in the United States, were based on evaluations prepared by an independent petroleum engineering firm. Reserves were estimated in accordance with guidelines established by the SEC and the Financial Accounting Standards Board (the "FASB").

The following table represents the Company's oil and natural gas reserves at December 31, 2018.

	Oil	Natural Gas
	(Mbbl)	(MMcf)
Proved developed	268.98	887.29
Proved undeveloped Proved behind pipe	293.42 91.15	0 0
Proved shut in	7.49	0
Total Proved	661.04	887.29

Investment in Masterson West II

On December 22, 2016, the Company entered into a subscription and contribution agreement with Masterson West, LLC ("Masterson West") (the "Contribution Agreement") relating to the newly formed Masterson West II, LLC, a Texas limited liability company ("Masterson West II").   Pursuant to the Contribution Agreement, among other things, (a) at the initial closing, the Company agreed to contribute 2,000,000 shares of its common stock, par value $0.001 per share (the "Common Stock"), to Masterson West II, along with an additional 38,000,000 shares of Common Stock and (b) at the final closing, Masterson West had an obligation to contribute certain oil and gas properties (the "Contributed Properties") to Masterson West II in exchange for the Company contributing cash of not less than $9,000,000 and up to $18,000,000 to Masterson West II.  The final closing was scheduled to occur no later than April 1, 2017. Also on December 22, 2016, the Company entered into a limited liability agreement of Masterson West II with Masterson West (the "LLC Agreement").  On February 18, 2017, Gary C. Adams, the majority owner of Masterson West unexpectedly passed away. As a result of this development, the transactions were not consummated. On December 1, 2018, the Company and Masterson West agreed to terminate and unwind the Contribution Agreement in a manner as if the parties had never entered into the Contribution Agreement. As a result of the Termination Agreement, in 2018 the Company has reversed its $300,000 investment in Masterson West II and the related common stock subscription and paid in capital.

Changes in Directors and Executive Officers

On November 28, 2017, Thomas Pritchard was appointed as Chief Executive Officer of the Company.

Markets; Price Volatility

The market price of oil and gas is volatile, subject to speculative movement and depends upon numerous factors beyond the control of the Company, including expectations regarding inflation, global and regional demand, political and economic conditions and production costs. Future profitability, if any, will depend substantially upon the prevailing prices for oil and gas.  If the market price for oil and gas remains depressed in the future, it could have a material adverse effect on the Company's ability to raise additional capital necessary to finance operations. Lower oil and gas prices may also reduce the amount of oil and gas, if any, that can be produced economically from the Company's properties.  The Company anticipates that the prices of oil and gas will fluctuate in the near future.

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

Many times, leases are granted by the federal government and administered by the BLM and the Minerals Management Service ("MMS") of the U.S. Department of the Interior, both of which are federal agencies.  Such leases are issued through competitive bidding, contain relatively standardized terms and require compliance with detailed BLM and MMS regulations and orders (which are subject to change by the BLM and the MMS).  Leases are also accompanied by stipulations imposing restrictions on surface use and operations.  Operations to be conducted by the Company on federal oil and gas leases must comply with numerous regulatory restrictions, including various nondiscrimination statutes.  Federal leases also generally require a complete archaeology and environmental impact assessment prior to the authorization of an exploration or development plan.

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

Employees

The Company has one employee, the Vice President of Operations.  On November 28, 2017, Thomas Pritchard was appointed as the Company's Chief Executive Officer. Michael Morrisett serves as the Company's President.

On November 29, 2017, the Company issued warrants to purchase 500,000 shares of Common Stock at $0.15 per share, and 2,500,000 shares of Common Stock at $0.25 per share, to Anthony Kamin as consideration for his service on the Board of Directors.  For the years ended December 31, 2018 and 2017, the Company paid Mr. Morrisett $156,400 and $54,700 respectively, for services rendered.  The Company paid Mr. Pritchard $156,400  and $10,000 in 2018 and 2017 respectively for services rendered as Chief Executive Officer. For the years ended December 31, 2018 and 2017,  Mr. Pritchard's firm was paid $24,200 and $56,764 respectively, for professional services. On November 29, 2017, the Company issued warrants to purchase 500,000 shares of Common Stock at $0.25 per share to each of Mr. Pritchard and Mr. Morrisett for services rendered to the Company.

ITEM 1A.	RISK FACTORS.

Not applicable.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

In 2018, the Company, through its subsidiary, Empire Louisiana, LLC, purchased oil and natural gas properties in three transactions in St. Landry and Beauregard parishes in Louisiana. The acquisitions added approximately 3,082 developed and undeveloped acres to the Company's portfolio.

The following table sets forth a summary of our production and operating data for the years ended December 31, 2018. The Company had no production prior to August, 2018 and the table only includes information for the portion of 2018 in which the Company owned the properties. Because of normal production declines, increased or decreased drilling activities, fluctuations in commodity prices and the effects of acquisitions or divestitures, the historical information presented below should not be interpreted as being indicative of future results.

Year ended December 31, 2018
Production and operating data:
Net production volumes:
Oil (Bbl)	4,284
Natural gas (Mcf)	12,111
Total (Boe)	6,302

Average price per unit:
Oil (a)	$70.29
Natural gas (a)	$3.05
Total (Boe)	$52.89

Operating costs and expenses per Boe:
Oil and natural gas production	$18.45
Production and ad valorem taxes	$3.36
Depreciation, depletion, amortization and accretion	$2.77
General & administrative	$194.63

(a)	Includes the effect of net cash receipts (payments on) derivatives.

At December 31, 2018 the Company has 9 gross and 8.1 net productive wells.

The Company has no wells in process as of December 31, 2018 and had no drilling activity during the year.

The Company has no delivery commitments for oil or natural gas.

ITEM 3.	LEGAL PROCEEDINGS.

As of December 31, 2018, the Company was not subject to any legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Company's Common Stock is traded on the OTCQB under the symbol "EMPR".

The following table sets forth the high and low bid information for the Company's common stock during the time periods indicated.

Year ended December 31, 2017:

Quarter	High	Low
03/31/17	$0.51	$0.15
06/30/17	$0.17	$0.06
09/30/17	$0.25	$0.04
12/31/17	$0.25	$0.10

Year ended December 31, 2018:

Quarter	High	Low
03/31/18	$0.30	$0.10
06/30/18	$0.25	$0.11
09/30/18	$0.40	$0.13
12/31/18	$0.25	$0.10

Quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

At December 31, 2018, there were approximately 200 stockholders of record of the Company's Common Stock.

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

Factors That May Affect Future Results

The Company has limited financial resources.

For the past three years, with the exception of the financial institution note payable entered into in 2018, the Company has financed its operations primarily from sales of its equity securities and convertible notes issued to individual investors.  There is no assurance that the Company will be able to continue to finance its operations through the sale of its equity securities, or through loans or advances by third parties.

 In 2018, the Company acquired certain oil and gas properties. However, the Company reported losses of $(1,017,131) and $(830,067) for the years ended December 31, 2018 and 2017, respectively. The Company also had an accumulated deficit of $(17,128,346) as of December 31, 2018. The Company can provide no assurance that it will be profitable in the future and, if the Company does not become profitable, it may have to suspend its operations. As a result of the foregoing, the audit report of the Company's independent registered public accounting firm relating to the Company's financial statements has been modified because of a going concern uncertainty.  If the Company is able to raise the funds necessary to continue its operations, its future performance will be dependent on the success of its investments. The failure of drilling activities to achieve sufficient quantities of economically attractive reserves and production would have a material adverse effect on the Company's liquidity, operations and financial results.

The Company could be adversely affected by fluctuations in oil and gas prices.

Even if the Company's drilling activities achieve commercial quantities of economically attractive reserves and production revenue, the Company will remain subject to prevailing prices for oil, natural gas and natural gas liquids, which are dependent upon numerous factors such as weather, economic, political and regulatory developments and competition from other sources of energy. The volatile nature of the energy markets makes it particularly difficult to estimate future prices of oil, natural gas and natural gas liquids. Prices of oil and natural gas  are subject to wide fluctuations in response to relatively minor changes in circumstances, and there can be no assurance that future prolonged decreases in such prices will not occur. All of these factors are beyond the control of the Company.  Any significant decline in oil and gas prices could have a material adverse effect on the Company's liquidity, operations and financial condition.

The Company could be adversely affected by increased costs of service providers utilized by the Company.

In accordance with customary industry practice, the Company has relied and will rely on independent third-party service providers to provide most of the services necessary to drill new wells, including drilling rigs and related equipment and services, horizontal drilling equipment and services, trucking services, tubulars, fracking and completion services and production equipment. The industry has experienced significant price fluctuations for these services during the last year and this trend is expected to continue into the future.  These cost uncertainties could, in the future, significantly increase the Company's development costs and decrease the return possible from drilling and development activities, and possibly render the development of certain proved undeveloped reserves uneconomical.

Our producing properties and proved reserves are concentrated in Louisiana, making us vulnerable to risks associated with operating in one major geographic area.

Our producing properties are geographically concentrated in Louisiana. At December 31, 2018,  all of our total estimated proved reserves were attributable to properties located in this area. As a result of this concentration, we are exposed to the impact of regional supply and demand factors, delays or interruptions of production from wells in this area caused by governmental regulation, processing or transportation capacity constraints, market limitations, severe weather events, water shortages or other drought related conditions or interruption of the processing or transportation of oil or natural gas.

This concentration of assets exposes us to additional risks, such as changes in field-wide rules and regulations that could cause us to permanently or temporarily shut-in all of our wells within a field.

The Standardized Measure and PV-10 of our estimated reserves may not be  accurate estimates of the current fair value of our estimated proved oil and natural gas reserves.

Standardized Measure is a reporting convention that provides a common basis for comparing oil and natural gas companies subject to the rules and regulations of the SEC. Our non-GAAP financial measure, PV-10, is a similar reporting convention that we have disclosed in this report. Both measures require the use of operating and development costs prevailing as of the date of computation. Consequently, they will not reflect the prices ordinarily received or that will be received for oil and natural gas production because of varying market conditions, nor may it reflect the actual costs that will be required to produce or develop the oil and natural gas properties. Accordingly, estimates included herein of future net cash flows may be materially different from the future net cash flows that are ultimately received. In addition, the 10 percent discount factor, which is required by the rules and regulations of the SEC to be used in calculating discounted future net cash flows for reporting purposes, may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with our company or the oil and natural gas industry in general.

Therefore, Standardized Measure and PV-10 included in this report should not be construed as accurate estimates of the current fair value of our proved reserves. Our reserve estimates and our computation of future net cash flows at December 31, 2018 are based on SEC pricing of (i) $ 68.74 per Bbl oil price and (ii) $ 2.84 per MMBtu natural gas price.

Climate change legislation, regulations restricting emissions of "greenhouse gases" (GHG's) or legal or other action taken by public or private entities related to climate change could result in increased operating costs and reduced demand for the oil and natural gas that we produce.

In response to findings that emissions of carbon dioxide, methane and other greenhouse gases present an endangerment to public health and the environment, the EPA has issued regulations to restrict emissions of GHGs under existing provisions of the CAA. These regulations include limits on tailpipe emissions from motor vehicles and preconstruction and operating permit requirements for certain large stationary sources. The EPA has also adopted rules requiring the reporting of GHG emissions from specified large GHG emission sources in the United States, as well as certain onshore oil and natural gas production facilities, on an annual basis, including GHG emissions resulting from the completion and workover operations of hydraulically fractured oil wells. Recent federal regulatory action with respect to climate change has focused on methane emissions. For example, in June 2016, the EPA finalized new air emission controls for emissions of methane from certain equipment and processes in the oil and natural gas source category, including production, processing, transmission and storage activities. The final rule package includes first-time standards to address emissions of methane from equipment and processes across the source category, including hydraulically fractured oil and natural gas well completions, and also imposes leak detection and repair requirements on operators. However, in June 2017, the EPA proposed a two year stay of fugitive emissions monitoring requirements, pneumatic pump standards, and closed vent system certification requirements in the 2016 rule while it reconsiders these aspects of the rule. Additionally, on September 11, 2018, the EPA proposed targeted improvements to the 2016 rule, including amendments to the rule's fugitive emissions monitoring requirements, and expects to "significantly reduce" the regulatory burden of the rule in doing so. The BLM finalized similar rules in November 2016 that limit methane emissions from new and existing oil and natural gas operations on federal lands through limitations on the venting and flaring of gas, as well as enhanced leak detection and repair requirements but then finalized a revised rule in 2018 which scaled back the waste prevention requirements of the 2016 rule. Environmental groups have sued in federal district court to challenge the legality of aspects of the revised rule, and the outcome of this litigation is currently uncertain. These methane emission rules have the potential to increase our compliance costs.

While Congress has from time to time considered legislation to reduce emissions of GHGs, there has not been significant activity in the form of adopted legislation to reduce emissions of GHGs in recent years. In the absence of Congressional action, many states have established rules aimed at reducing GHG emissions, including GHG cap and trade programs. Most of these cap and trade programs work by requiring major sources of emissions, such as electric power plants, or major producers of fuels, such as refineries and natural gas processing plants, to acquire and surrender emission allowances. The number of allowances available for purchase is reduced each year in an effort to achieve the overall GHG emission reduction goal. In the future, the United States may also choose to adhere to international agreements targeting GHG reductions.

The adoption of legislation or regulatory programs to reduce emissions of GHGs could require us to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or to comply with new regulatory or reporting requirements. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, the oil and natural gas we produce. Consequently, legislation and regulatory programs to reduce emissions of GHGs could have an adverse effect on our business, financial condition and results of operations. Reduced demand for the oil and natural gas that we produce could also have the effect of lowering the value of our reserves. It should also be noted that some scientists have concluded that increasing concentrations of GHGs in the earth's atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events. If any such effects were to occur, they could have an adverse effect on our financial condition and results of operations. In addition, there have also been efforts in recent years to influence the investment community, including investment advisors and certain sovereign wealth, pension and endowment funds promoting divestment of fossil fuel equities and pressuring lenders to limit funding to companies engaged in the extraction of fossil fuel reserves. Such environmental activism and initiatives aimed at limiting climate change and reducing air pollution could interfere with our business activities, operations and ability to access capital. Finally, increasing attention to the risks of climate change has resulted in an increased possibility of lawsuits or investigations brought by public and private entities against oil and natural gas companies in connection with their GHG emissions. Should we be targeted by any such litigation or investigations, we may incur liability, which, to the extent that societal pressures or political or other factors are involved, could be imposed without regard to the causation of or contribution to the asserted damage, or to other mitigating factors. The ultimate impact of GHG emissions-related agreements, legislation and measures on our company's financial performance is highly uncertain because the Company is unable to predict with certainty, for a multitude of individual jurisdictions, the outcome of political decision-making processes and the variables and tradeoffs that inevitably occur in connection with such processes.

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

Estimates of proved reserves and future net cash flows are not precise. The actual quantities of our proved reserves and our future net cash flows may prove to be lower than estimated.

Numerous uncertainties exist in estimating quantities of proved reserves and future net cash flows therefrom. Our estimates of proved reserves and related future net cash flows are based on various assumptions, which may ultimately prove to be inaccurate. Petroleum engineering is a subjective process of estimating accumulations of oil and natural gas that cannot be measured in an exact manner. Estimates of economically recoverable oil and natural gas reserves and of future net cash flows depend upon a number of variable factors and assumptions, including the following:

-	historical production from the area compared with production from other producing areas;

-	the assumed effects of regulations by governmental agencies;

-	the quality, quantity and interpretation of available relevant data;

-	assumptions concerning future commodity prices; and

-	assumptions concerning future operating costs, severance and ad valorem taxes, development costs and workover and remedial costs.

Because all reserve estimates are to some degree subjective, each of the following items, or other items not identified below, may differ materially from those assumed in estimating reserves:

-	the quantities of oil and natural gas that are ultimately recovered;

-	the production and operating costs incurred;

-	the amount and timing of future development expenditures; and

-	future commodity prices.

Furthermore, different reserve engineers may make different estimates of reserves and cash flows based on the same data. Our actual production, revenues and expenditures with respect to reserves will likely be different from estimates and the differences may be material.

As required by the SEC, the estimated discounted future net cash flows from proved reserves are based on the average previous twelve months first-of-month prices preceding the date of the estimate and costs as of the date of the estimate, while actual future prices and costs may be materially higher or lower. Actual future net cash flows also will be affected by factors such as:

-	the amount and timing of actual production;

-	levels of future capital spending;

-	increases or decreases in the supply of or demand for oil and natural gas; and

-	changes in governmental regulations or taxation.

Accordingly, estimates included herein of future net cash flows may be materially different from the future net cash flows that are ultimately received. Therefore, the estimates of discounted future net cash flows in this report should not be construed as accurate estimates of the current market value of our proved reserves.

Our business requires substantial capital expenditures. We may be unable to obtain needed capital or financing on satisfactory terms or at all, which could lead to a decline in our oil and natural gas reserves.

The oil and natural gas industry is capital intensive. We make and expect to continue to make substantial capital expenditures for the acquisition, exploration and development of oil and natural gas reserves. At December 31, 2018, we had approximately $1.2 million of debt outstanding under our Credit Facility, and we had approximately $3.8 million of unused commitments under our Credit Facility. Expenditures for acquisition, exploration and development of oil and natural gas properties are the primary use of our capital resources. We intend to finance our future capital expenditures through borrowings under our Credit Facility. However, our cash flow from operations and access to capital are subject to a number of variables, including:

-	the volume of oil and natural gas we are able to produce from existing wells;

-	our ability to transport our oil and natural gas to market;

-	the prices at which our commodities are sold;

-	the costs of producing oil and natural gas;

-	global credit and securities markets;

-	the ability and willingness of lenders and investors to provide capital and the cost of the capital;

-	our ability to acquire, locate and produce new reserves;

-	the impact of potential changes in our credit ratings; and

-	our proved reserves.

We may not generate expected cash flows and may have limited ability to obtain the capital necessary to sustain our operations at current or anticipated levels. A decline in cash flow from operations or our financing needs may require us to revise our capital program or alter or increase our capitalization substantially through the issuance of debt or equity securities. The issuance of additional equity securities could have a dilutive effect on the value of our common stock. Additional borrowings under our Credit Facility or the issuance of additional debt securities will require that a greater portion of our cash flow from operations be used for the payment of interest and principal on our debt, thereby reducing our ability to use cash flow to fund working capital, capital expenditures and acquisitions. Additional financing also may not be available on acceptable terms or at all. In the event additional capital resources are unavailable, we may curtail drilling, development and other activities or be forced to sell some of our assets on an untimely or unfavorable basis.

The failure to obtain additional financing could result in a curtailment of our operations relating to the development of our undeveloped acreage or the curtailment of acquisitions that may be favorable to us, which in turn could lead to a decline in our oil and natural gas reserves, and could adversely affect our production, revenues and results of operations.

We have substantial indebtedness and may incur substantially more debt. Higher levels of indebtedness makes us more vulnerable to economic downturn and adverse developments in our business

We had approximately $1.5 million of outstanding aggregate principal indebtedness at December 31, 2018. At December 31, 2018, commitments from our bank group were $5 million, of which $ 3.8 million was unused commitments. We continue to review our existing indebtedness, and we may seek to repay, refinance, repurchase, redeem, exchange or otherwise terminate  our indebtedness. If we do seek to refinance our existing indebtedness, there can be no guarantee that we would be able to execute the refinancing on favorable terms or at all.

As a result of our indebtedness, we use a portion of our cash flow to pay interest, which reduces the amount we have available to fund our operations and other business activities and could limit our flexibility in planning for or reacting to changes in our business and the industry in which we operate. Our indebtedness under our Credit Facility is at a variable interest rate,  and so a rise in interest rates will generate greater interest expense.

We may incur substantially more debt in the future. Our Credit Facility contain restrictions on our incurrence of additional indebtedness.

Any increase in our level of indebtedness could have adverse effects on our financial condition and results of operations, including:

-	imposing additional cash requirements on us in order to support interest payments, which reduces the amount we have available to fund our operations and other business activities;

-	increasing the risk that we may default on our debt obligations;

-	increasing our vulnerability to adverse changes in general economic and industry conditions, economic downturns and adverse developments in our business;

-	limiting our ability to sell assets, engage in strategic transactions or obtain additional financing for working capital, capital expenditures, general corporate and other purposes;

-	limiting our flexibility in planning for or reacting to changes in our business and the industry in which we operate; and

-	increasing our exposure to a rise in interest rates, which will generate greater interest expense.

Our ability to meet our debt obligations and to reduce our level of indebtedness depends on our future performance, which is affected by general economic conditions and financial, business and other factors, many of which are out of our control.

If we are unable to comply with the covenants in our debt agreements, there could be a default under the terms of the agreements, which could result in an acceleration of payment of funds that we have borrowed.

Our ability to meet our debt obligations and other expenses will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors, many of which we are unable to control. If our cash flow is not sufficient to service our debt, we may be required to refinance debt, sell assets or sell additional equity on terms that we may not find attractive if it may be done at all. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest, if any, on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the agreements governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default:

-	the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest;

-	the lenders could elect to terminate their commitments thereunder and cease making further loans; and

-	we could be forced into bankruptcy or liquidation.

If our operating performance declines, we may in the future need to obtain waivers under our Senior Revolver Loan Agreement to avoid being in default. If we breach our covenants and cannot obtain a waiver from the required lenders, we would be in default and the lenders could exercise their rights, as described above, and we could be forced into bankruptcy or liquidation.

Our ability to use our existing net operating loss carryforwards or other tax attributes could be limited.

At December 31, 2018, we had approximately $10.8 million of federal NOL carryforwards available to offset against future taxable income. Utilization of any NOL depends on many factors, including our ability to generate future taxable income, which cannot be assured.

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

The Company currently depends on the Company's President and Chief Executive Officer.

The Company is dependent on the experience, abilities and continued services of its current President, Michael R. Morrisett, and its Chief Executive Officer, Thomas Pritchard, who currently serve the Company without formal compensation plans.  The loss or reduction of services of Mr. Morrisett and/or Mr. Pritchard could have a material adverse effect on the Company.

There has been a limited public trading market for the Company's common stock, and there can be no assurance that an active trading market will be sustained.

There can be no assurance that the Common Stock will trade at or above any particular price in the public market, if at all. The trading price of the Common Stock could be subject to significant fluctuations in response to variations in quarterly operating results or even mild expressions of interest on a given day. Accordingly, the Common Stock could experience substantial price changes in short periods of time. Even if the Company is performing according to its plan and there is no legitimate company-specific financial basis for this volatility, it must still be expected that substantial percentage price swings will occur in the Company's Common Stock for the foreseeable future

The Company does not expect to declare or pay any dividends in the foreseeable future.

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

TWELVE MONTH PERIOD ENDED DECEMBER 31, 2018, COMPARED TO TWELVE MONTH PERIOD ENDED DECEMBER 31, 2017

For the twelve months ended December 31, 2018 and 2017, revenues were $352,374 and $0 respectively.  The Company purchased certain producing properties during 2018.

Unrealized gain on derivatives increased to $113,081 for the twelve months ended December 31, 2018  from $0 in the same period due to increase in oil prices since the agreements were entered into.

Operating expenses, production taxes, depreciation and  depletion and amortization and accretion  increased to $154,938 cumulatively for the twelve months ended December 31, 2108 from $0 for the same period in 2017. The increase was due to the acquisition of producing oil and natural gas properties in 2018.

General and administrative expenses increased by $469,400 to $1,226,469 for the twelve months ended December 31, 2018, from $757,069 for the same period in 2017. The increase was primarily due to travel and professional fees related to the acquisition of oil and natural gas properties and capital raises in 2018.

Interest expense was $101,183 and $72,998 for the twelve months ended December 31, 2018 and 2017, respectively.  The increase in interest expense of $28,185 resulted primarily from the debt issued to acquire oil and natural gas properties in 2018.

For the reasons discussed above, net loss increased $187,064 from $(830,067) for the twelve months ended December 31, 2017, to $(1,017,131) for the twelve months ended December 31, 2018.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

As of December 31, 2018, the Company had $84,631 of cash on hand.  The Company expects to incur costs related to future oil and natural gas acquisitions for the foreseeable future.  It is expected that management will attempt to  raise additional capital for future investment and working capital opportunities.

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

Asset retirement obligations - the Company accounts for future abandonment costs of wells and related facilities in accordance with the provisions of Financial Accounting Standards Board ("FASB") Accounting for Asset Retirement Obligations.  Under this method of accounting, the accrual for future dismantlement and abandonment costs is based on estimates of these costs for each of the Company's properties based upon the type of production structure, reservoir characteristics, depth of the reservoir, market demand for equipment, currently available procedures and consultations with construction and engineering consultants. Because these costs typically extend many years into the future, estimating these future costs is difficult and requires management to make estimates and judgments that are subject to future revisions based upon numerous factors, including changing technology and the political and regulatory environment and, estimates as to the proper discount rate to use and timing of abandonment.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements of the Company are set forth on pages 27 through 48 at the end of this Form 10-K.

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

The Company's Chief Executive Officer and President (principal financial officer) made an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2018.  In making this assessment, the Company's Chief Executive Officer and President (principal financial officer) used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992.  Based on this assessment, the Company's Chief Executive Officer and President (principal financial officer) concluded that as of December 31, 2018, the Company's internal control over financial reporting is effective based on those criteria.

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

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following lists the directors and executive officers of the Company:

Name	Age	Position
Thomas Pritchard	57	Director and Chief Executive Officer
Michael R. Morrisett	55	Director and President
Anthony N. Kamin	58	Director and Chairman of the Board
__________________________________
Directors hold office until their successors are elected by the stockholders of the Company and qualified.  Executive officers serve at the pleasure of the Board of Directors.

Thomas Pritchard

Tommy Pritchard co-founded Pritchard Griffin Advisors ("PGA") in 2015 to serve the unique investment banking needs of the energy sector, including upstream, midstream, downstream and renewables. Prior to PGA, he formed Pritchard Energy Advisors, LLC in 2014. From 2012 to 2014, Mr. Pritchard served as Managing Director of the Energy Investment Banking division of Imperial Capital. Prior to this role, Mr. Pritchard served as CEO and Managing Director of Pritchard Capital Partners, which he founded in 2001 and later sold majority ownership in 2011. Over a period of ten years, Pritchard Capital Partners participated in raising over $15 billion in capital for firms in the oil and gas industry and provided trading and research services annually to over 150 energy companies. In 1997, Mr. Pritchard co-founded Offshore Tool and Energy, Inc., an oilfield services company that was sold in 2001. He began his professional career in 1984 with Drexel Burnham Lambert, and later held key roles at Bear Stearns, Jefferies and Johnson Rice. Mr. Pritchard earned his undergraduate degree in Geology from Washington and Lee University.

Michael R. Morrisett

Mr. Morrisett has served as a director of the Company and as the Company's President since January 19, 2015.  Mr. Morrisett has over 25 years of experience in investment banking and considerable experience in the management of non-operated oil and gas operations.  From April 2014 to May 2017, Mr. Morrisett has served as the Chief Financial Officer and is currently a director of a privately held media and technology portfolio company based in San Francisco, California. From November 2012 to January 2018, Mr. Morrisett served Total Energy Partners Funds, an investment fund engaged in the ownership of non-operated oil and gas working interests, in several capacities, including as a partner.  Prior to 2013, Mr. Morrisett served in various executive capacities at other investment banking firms and oil and gas concerns.

Anthony N. Kamin

Anthony N. Kamin serves as the President of Eastwood Investment Management (EIM), which he founded in 2001. EIM is a multi-strategy, multi-asset class family office which has been an active investor in energy and resource companies. Mr. Kamin is the Founder and Executive Chairman of Clean Plate Restaurants Inc. He was a Venture Partner with Venture Strategy Partners from 1998 to 2003 helping launch its venture operations. Mr. Kamin received a Master's Degree from Yale University in international relations with a concentration in international law in 1985.

Identification of Audit Committee; Audit Committee Financial Expert

As of December 31, 2018, the Company had not established any committees (including an audit committee) because of the small size of its Board of Directors.  As such, the Company does not have an audit committee or an audit committee financial expert serving on such committee.  As of December 31, 2018, the entire Board of Directors essentially serve as the Company's audit committee.

Code of Ethics

The Company has adopted a Code of Ethics that applies to all of the Company's directors and employees, including the Company's principal executive officer, principal financial officer and principal accounting officer or persons performing similar functions.  The Company undertakes to provide any person without charge, upon request, a copy of the Code of Ethics.  Requests may be directed to Empire Petroleum Corporation, 1203 East 33rd Street, Suite 250, Tulsa Oklahoma, 74105, or by calling (539) 444-8002.

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

Based solely on review of the copies of such reports furnished to the Company and any written representations that in other reports were required during the year ended December 31, 2018, to the Company's knowledge, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners during the year ended December 31, 2018 were complied with on a timely basis, except as follows:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Number of Reports Not Filed
Michael R. Morrisett	1	1	0
Puckett Land Company	2	4	0

ITEM 11.	EXECUTIVE COMPENSATION.

The Board of Directors does not have a Compensation Committee.

Executive Compensation

During 2017, the Company paid Mr. Morrisett $54,700 for services rendered.   For the year ended December 31, 2018, the Company paid Mr. Morrisett $156,400 for services rendered.  In addition, for the year ended December 31, 2017 but before his appointment as Chief Executive Officer, Mr. Pritchard's firm was paid $56,764 for professional services. For the years ended December 31, 2018 and 2017, the Company paid Mr. Pritchard $156,400 and $10,000 respectively, for services rendered as Chief Executive Officer. In November 2017, the Company issued warrants to management to purchase 1,000,000 shares of common stock of the Company; the warrants were valued at $117,900.

Director Compensation

In November 2017, the Company issued warrants to board members to purchase 3,500,000 shares of common stock of the Company; the warrants were valued at $354,800.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2018, the Company had no equity incentive plans under which equity securities were authorized for issuance to the Company's directors, officers, employees and other persons who performed substantial services for or on behalf of the Company.  At the Company's 2006 Annual Meeting of Stockholders, the stockholders approved the "2006 Stock Incentive Plan", which authorizes granting up to 5,000,000 options for up to 5,000,000 shares of the Company's Common Stock. The Plan terminated on June 5, 2016 at the end of its contractual life.

The following table provides certain information relating to the 1995 Stock Option Plan and the 2006 Stock Incentive Plan as of December 31, 2018, adjusted for the 2013 reverse stock split:

	(a)	(b)	(c)
Number of securities
remaining available
for future
	Number of securities		issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options	outstanding options	securities reflected
Plan Category	and rights	and rights	in column (a)

Equity compensation plans
approved by security
holders	4,167	$3.12	0

Equity compensation plans
not approved by security
holders	N/A	N/A	N/A

TOTAL	4,167		0

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our Common Stock as of April 1, 2019 for:

* each person who is known to own beneficially more than 5% of our outstanding Common Stock;

* each of our executive officers and directors; and

* all executive officers and directors as a group.

The percentage of beneficial ownership for the following table is based on 18,792,277 shares of Common Stock outstanding as of April 1, 2019.

Unless otherwise indicated below, to the Company's knowledge, all persons and entities listed below have sole voting and investment power over their shares of Common Stock.

Security Ownership of Certain Beneficial Owners

	Amount and nature of
Name and address of beneficial owner	beneficial ownership	Percent of class (1)
J. C. Whorton, Jr.	1,673,128	8.90%
6657 S. High Drive
Morrison, CO 80465

Puckett Land Company 5460 S. Quebec St., Suite 250 Greenwood Village, CO 80111	10,000,000 (2)	42.03%
James Alan Schoonover 1770 County Road H2 White Bear Lake, Minnesota 55110	1,000,000 (3)	5.23%

(1)   The percentage ownership for each person is calculated in accordance with the rules of the SEC, which provide that any shares a person is deemed to beneficially own by virtue of having a right to acquire shares upon the conversion of options or other rights are considered outstanding solely for purposes of calculating such person's percentage ownership.

(2)  The total includes 5,000,000 shares of common stock issuable upon the exercise of warrants at $0.15 per share.

(3)  The total includes 333,333 shares of common stock issuable upon the exercise of warrants at $0.15 per share.

Security Ownership of Management

	Amount and nature of
Name and address of beneficial owner	beneficial ownership	Percent of class (1)

Michael R. Morrisett	2,193,128 (2)	11.37%
Director and President
1203 E. 33rd Street, Suite 250
Tulsa, Oklahoma 74105

Anthony Kamin	4,664,304 (3)	20.72%
Director
1203 E. 33rd Street, Suite 250
Tulsa, Oklahoma 74105

Thomas Pritchard Director and Chief Executive Officer	500,000 (4)	2.59%
1203 E. 33rd Street, Suite 250
Tulsa, Oklahoma 74105
All current directors and executive officers as a group (3 persons)	7,357,432 (5)	31.29%

(1)   The percentage ownership for each person is calculated in accordance with the rules of the SEC, which provide that any shares a person is deemed to beneficially own by virtue of having a right to acquire shares upon the conversion of options or other rights are considered outstanding solely for purposes of calculating such person's percentage ownership.

(2)  The total includes 500,000 shares of common stock issuable upon the exercise of a warrant at an exercise price of $0.25 per share.

(3) The total includes 823,333 shares of common stock issuable upon the exercise of a warrant at $0.15 per share and 2,500,000 shares of common stock issuable upon the exercise of a warrant at an exercise price of $0.25 per share. The total also includes a convertible note in the amount of $40,000 which is convertible at $0.10 per share.

(4)  The total includes 500,000 shares of common stock issuable upon the exercise of a warrant at $0.25 per share.

(5)  The total includes 3,323,333 shares of common stock issuable upon the exercise of warrants and 400,000 shares issuable upon conversion of a convertible note.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Director Independence

Because of the small size of the Company's Board of Directors, the Company has not established any committees.  Rather, the entire Board acts as, and performs the same functions as, the audit committee, compensation committee and nominating committee, as necessary.  Mr. Morrisett is not considered "independent" within the meaning of Rule 5605(a)(2) of the NASDAQ listing standards.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of the fees billed or to be billed to the Company by HoganTaylor LLP, the Company's independent registered public accounting firm, for professional services rendered for the fiscal years ended December 31, 2018 and December 31, 2017:

Fee Category	Fiscal 2018 Fees	Fiscal 2017 Fees

Audit Fees (1)	$62,500	$32,250
Audit - Related Fees (2)	44,000	0
Tax Fees	0	0
All Other Fees (3)	0	0

Total Fees	$106,500	$32,250

(1)  Audit Fees consist of aggregate fees billed for professional services rendered for the audit of the Company's annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for the years ended December 31, 2018 and December 31, 2017, respectively.

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

2.1
Purchase and Sale Agreement dated as of July 12, 2018, by and between Exodus Energy, Inc. and Empire Louisiana LLC (incorporated herein by reference to Exhibit 2.1 of the Company's Form 8-K dated July 13, 2018 filed on July 19, 2018).

2.2
Purchase and Sale Agreement dated as of July 23, 2018, by and between Cardinal Exploration and Production Company and Empire Louisiana LLC (incorporated herein by reference to Exhibit 2.1 of the Company's Form 8-K dated July 23, 2018 filed on July 25, 2018).

2.3
Assignment, Bill of Sale and Conveyance by and between Empire Louisiana LLC and Riviera Upstream, LLC dated October 25, 2018 (incorporated herein by reference to Exhibit 2.1 of the Company's Form 8-K dated October 29, 2018 filed on November 2, 2018).

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

4.1
Securities Purchase Agreement dated as of August 28, 2018 by and between Empire Petroleum Corporation and Puckett Land Company (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K dated August 28, 2018 filed on September 4, 2018).

4.2
Common Share Warrant Certificate dated as of August 28, 2018 issued by Empire Petroleum Corporation (incorporated herein by reference to Exhibit 10.2 of the Company's Form 8-K dated August 28, 2018 filed on September 4, 2018).

4.3
Form of Securities Purchase Agreement entered into between Empire Petroleum Corporation and six accredited investors (incorporated herein by reference to Exhibit 10.2 of the Company's Form 8-K dated September 20, 2018 filed on September 25, 2018).

4.4
Form of Common Share Warrant Certificate entered into by and between Empire Petroleum Corporation and six accredited investors (incorporated herein by reference to Exhibit 10.2 of the Company's Form 8-K dated September 20, 2018 filed on September 25, 2018).

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
10.7
Senior Revolver Loan Agreement dated as of September 20, 2018 by and between Empire Louisiana, LLC and CrossFirst Bank (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K dated September 20, 2018 filed on September 25, 2018).

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

Empire Petroleum Corporation

Date: April 1, 2019	By:	/s/ Michael R. Morrisett
Name: Michael R. Morrisett
Title: President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas Pritchard	Director and Chief Executive Officer	April 1, 2019
THOMAS PRITCHARD

/s/ Michael R. Morrisett	Director and President	April 1, 2019
MICHAEL R. MORRISETT	(principal financial officer)

/s/ Anthony J. Kamin	Director	April 1, 2019
ANTHONY J. KAMIN

EXHIBIT INDEX

Exhibit No.	Description

2.1
Purchase and Sale Agreement dated as of July 12, 2018, by and between Exodus Energy, Inc. and Empire Louisiana LLC (incorporated herein by reference to Exhibit 2.1 of the Company's Form 8-K dated July 13, 2018 filed on July 19, 2018).

2.2
Purchase and Sale Agreement dated as of July 23, 2018, by and between Cardinal Exploration and Production Company and Empire Louisiana LLC (incorporated herein by reference to Exhibit 2.1 of the Company's Form 8-K dated July 23, 2018 filed on July 25, 2018).

2.3
Assignment, Bill of Sale and Conveyance by and between Empire Louisiana LLC and Riviera Upstream, LLC dated October 25, 2018 (incorporated herein by reference to Exhibit 2.1 of the Company's Form 8-K dated October 29, 2018 filed on November 2, 2018).

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

4.1
Securities Purchase Agreement dated as of August 28, 2018 by and between Empire Petroleum Corporation and Puckett Land Company (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K dated August 28, 2018 filed on September 4, 2018).

4.2
Common Share Warrant Certificate dated as of August 28, 2018 issued by Empire Petroleum Corporation (incorporated herein by reference to Exhibit 10.2 of the Company's Form 8-K dated August 28, 2018 filed on September 4, 2018).

4.3
Form of Securities Purchase Agreement entered into between Empire Petroleum Corporation and six accredited investors (incorporated herein by reference to Exhibit 10.2 of the Company's Form 8-K dated September 20, 2018 filed on September 25, 2018).

4.4
Form of Common Share Warrant Certificate entered into by and between Empire Petroleum Corporation and six accredited investors (incorporated herein by reference to Exhibit 10.2 of the Company's Form 8-K dated September 20, 2018 filed on September 25, 2018).

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
10.7
Senior Revolver Loan Agreement dated as of September 20, 2018 by and between Empire Louisiana, LLC and CrossFirst Bank (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K dated September 20, 2018 filed on September 25, 2018).

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

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Empire Petroleum Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Empire Petroleum Corporation and subsidiary (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Tulsa, Oklahoma
April 1, 2019

EMPIRE PETROLEUM CORPORATION

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2018 AND 2017

	2018	2017
ASSETS
Current assets:
Cash	$84,631	$77,780
Accounts receivable	124,577	0
Unrealized gain on derivative instruments	113,081
Prepaids	45,214	0
Total current assets	367,503	77,780

Oil and natural gas properties, successful efforts	1,645,297	0
Less: accumulated depreciation and depletion	(15,527)	0
	1,629,770	0
Investment in Masterson West II	0	300,000
Total assets	$1,997,273	$377,780

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$320,749	$64,964
Accrued expenses	141,033	0
Current portion of long term notes payable	279,204	137,256
Total current liabilities	740,986	202,220

Long term notes payable	1,175,820	47,366
Asset retirement obligations	230,650	0
Total liabilities	2,147,456	249,586

Stockholders' equity (deficit):
Common stock - $.001 par value 150,000,000 shares authorized,
17,345,609 and 8,803,942 shares issued and outstanding, respectively	17,345	8,803
Common stock subscribed not yet issued (0 and
3,225,000 shares at December 31, 2018 and 2017, respectively)	0	3,225
Stock subscription receivable	0	(5,000)
Additional paid in capital	16,960,818	16,232,381
Accumulated deficit	(17,128,346)	(16,111,215)
Total stockholders' equity (deficit)	(150,183)	128,194
Total liabilities and stockholders' equity (deficit)	$1,997,273	$377,780

See accompanying notes to consolidated financial statements

EMPIRE PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2018 and 2017

	2018	2017
Revenue:
Oil and gas sales	$352,374	$0
Unrealized gain on derivatives	113,081	0
Total Revenue	465,455	0

Costs and expenses:
Operating	116,288	0
Taxes – production	21,194	0
Depreciation, depletion and amortization	15,527	0
Accretion of asset retirement obligation	1,929	0
General and administrative	1,226,465	757,069
	1,381,403	757,069
Operating loss	(915,948)	(757,069)

Other income and (expense):
Interest expense	(101,183)	(72,998)

Net loss	$(1,017,131)	$(830,067)

Net loss per common
share, basic and diluted	$(0.08)	$(0.08)
Weighted average number of
common shares outstanding
basic and diluted	13,150,325	10,859,070

See accompanying notes to consolidated financial statement

EMPIRE PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

Years ended December 31, 2018 and 2017

	Common Stock		Common Stock Subscribed, not yet issued	Stock Subscription Receivable	Additional Paid in Capital	Accumulated Deficit	Total
	Shares	Par Value

Balances December 31, 2016	8,710,609	8,710	2,000	0	15,571,819	(15,281,148)	301,381

Net loss						(830,067)	(830,067)

Shares, options, warrants and conversion features issued	93,333	93	1,225	(5,000)	660,562	0	656,880

Balances December 31, 2017	8,803,942	$8,803	$3,225	$(5,000)	$16,232,381	$(16,111,215)	$128,194

Net loss						(1,017,131)	(1,017,131)

Termination of Masterson West			(2,000)		(298,000)		(300,000)

Shares, options, and warrants issued	8,541,667	8,542	(1,225)	5,000	1,026,437	0	1,038,754

Balances December 31, 2017	17,345,609	$17,345	$0	$0	$16,960,818	$(17,128,346)	$(150,183)

See accompanying notes to consolidated financial statements

EMPIRE PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2018 and 2017

	2018	2017

Cash flows from operating activities:
Net loss	$(1,017,131)	$(830,067)
Adjustments to reconcile net loss to net
cash used in operating activities:
Fair value of options and warrants granted	251,255	472,700
Depreciation, depletion and amortization	15,527	0
Amortization of warrant value and conversion feature on convertible notes	69,580	60,064
Unrealized gain on derivatives	(113,081)	0
Accretion of asset retirement obligation	1,929	0

Change in operating assets and liabilities:
Accounts receivable	(124,577)	0
Prepaids	(45,214)	14,000
Accounts payable	255,785	47,340
Accrued expenses	141,033	0
Net cash used in operating activities	(564,894)	(235,963)

Cash flows from investing activities:
Investment in oil and gas properties	(916,575)	0

Cash flows from financing activities:
Proceeds from long term debt	1,200,820	0
Proceeds from convertible notes issued	0	127,500
Proceeds from stock issuance	287,500	117,500
Net cash provided by financing activities	1,488,320	245,000

Net increase in cash	6,851	9,037

Cash - Beginning of year	77,780	68,743

Cash - End of year	$84,631	$77,780

Supplemental cash flow information
Cash paid for interest	$12,703	$0

Noncash investing and financing activities
Common stock subscribed in exchange for investment	$0	$5,000
Common stock options issued for outstanding payables	$0	$4,894
Common stock issued for acquisition of property assets	$500,000	$0
Termination of Masterson West II transaction	$300,000	$0
Noncash additions to asset retirement obligations	$228,721	$0

See accompanying notes to consolidated financial statements

EMPIRE PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 and 2017

General:

On July 20, 2001, Americomm Resources Corporation merged with its wholly-owned subsidiary, Empire Petroleum Corporation, and simultaneously changed the name of the corporation to Empire Petroleum Corporation .  Both the merger and name change were effective as of August 15, 2001.  Americomm Resources Corporation was originally incorporated in the State of Utah on the 22nd day of August 1983, as Chambers Energy Corporation. On the 7th day of March 1985, the state of incorporation was changed to Delaware by means of a merger with Americomm Corporation, a Delaware corporation formed for the purpose of effecting the said change. In July 1995,  its name was changed to Americomm Resources Corporation.  Empire Petroleum Corporation  has two wholly owned subsidiaries, Empire Louisiana, LLC and Empire North Dakota, LLC. Empire Petroleum Corporation and subsidiaries ("Empire" or the "Company"). consolidate the financial statements of these entities and material intercompany balances and transactions have been eliminated.  Empire North Dakota was formed in late 2018 and had no assets, liabilities or activity as of December 31, 2018.

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

(a) Principles of consolidation

The consolidated financial statements of the Company include the accounts of the Company and its 100 percent owned subsidiary. The Company consolidates the financial statements of these entities. All material intercompany balances and transactions have been eliminated.

(b) Accounts receivable

The Company sells oil and natural gas to various customers. The receivables related to these operations are generally unsecured. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for doubtful accounts only after all collection attempts have been exhausted. The Company did not have an allowance for doubtful accounts for the years ended December 31, 2018 and 2017, respectively.

 (c) Oil and natural gas properties

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

(d) Derivative instruments

The Company enters into swap agreements to manage its exposure to oil and natural gas price fluctuations. The unrealized gain or loss on these agreements are recognized as an asset or liability on the Company's balance sheet. Realized gain or loss is recognized as a component of revenue when the swap contracts mature. For contracts which have not matured an unrealized gain or loss is recorded based on the value of the outstanding contracts.

(e) Equity method investments:

Companies in which Empire owns a 20% to 50% interest, but does not have a controlling interest, are accounted for by the equity method.  The Company owned a 50% non-controlling interest in Masterson West II as of December 31, 2017.  Masterson West II was accounted for under the equity method and was not required to be consolidated in the financial statements.  The carrying value of the Company's investment in Masterson West II is reflected in the Balance Sheets as Investment in Masterson West II.  For more information about the investment in Masterson West II and the summarized Masterson West II balance sheet, refer to Note 4.

(f) Asset retirement obligations

The Company records the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related oil and natural gas property asset. Subsequently, the asset retirement cost included in the carrying amount of the related asset is allocated to expense through depletion of the asset. Changes in the liability due to passage of time are recognized as an increase in the carrying amount of the liability through accretion expense. Based on certain factors, including commodity prices and costs, the Company may revise its previous estimates of the liability, which would also increase or decrease the related oil and natural gas property asset.

(g) Revenue recognition

On January 1, 2018, the Company adopted ASC Topic 606, "Revenue from Contracts with Customers," ("ASC 606") using the modified retrospective approach, which only applies to contracts that were not completed as of the date of initial application. The adoption did not require an adjustment to opening retained earnings for the cumulative effect adjustment and does not have a material impact on the Company's reported net income (loss), cash flows from operations or statement of stockholders' equity.

The Company enters into contracts with customers to sell its oil and natural gas production. Revenue on these contracts is recognized in accordance with the five-step revenue recognition model prescribed in ASC 606. Specifically, revenue is recognized when the Company's performance obligations under these contracts are satisfied, which generally occurs with the transfer of control of the oil and natural gas to the purchaser. Control is generally considered transferred when the following criteria are met: (i) transfer of physical custody, (ii) transfer of title, (iii) transfer of risk of loss and (iv) relinquishment of any repurchase rights or other similar rights. Given the nature of the products sold, revenue is recognized at a point in time based on the amount of consideration the Company expects to receive in accordance with the price specified in the contract. Consideration under the oil and natural gas marketing contracts is typically received from the purchaser one to two months after production. The Company's oil and natural gas  marketing contracts transfer physical custody and title at or near the wellhead, which is generally when control of the oil has been transferred to the purchaser. All of the Company's oil and natural gas production is sold to a single customer for each commodity. While the loss of these customers may result in a temporary interruption in sales, since there are alternative purchasers these risks are mitigated.

The majority of the Company's natural gas is sold at the lease location, which is generally when control of the natural gas has been transferred to the purchaser. The Company follows the sales method of accounting for natural gas sales, recognizing revenue based on the Company's actual proceeds from the natural gas sold to purchasers.

(h) Per share amounts:

The Company calculates and discloses basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). The computation of basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of outstanding common shares during the period.

Diluted Earnings per Share ("EPS") gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses.  As a result, if there is a loss from continuing operations, Diluted EPS is computed in the same manner as Basic EPS.  At December 31, 2017 and 2018, the Company had 8,775,167 and 17,524,169 options and warrants outstanding, respectively, that were not included in the calculation of earnings per share for the periods then ended.  Such financial instruments may become dilutive and would then need to be included in future calculations of Diluted EPS.  At December 31, 2018 and 2017, the outstanding options were considered anti-dilutive since the strike prices were above the market price and since the Company has incurred losses year to date.

(i) Income taxes:

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

(j) Financial instruments:

The carrying value of current assets and current liabilities approximate their fair value due to the relatively short period to maturity of the instruments.  The carrying value of the convertible debt also approximates its fair value as of December 31, 2018.  Management's estimates are based on an assessment of qualitative factors that are considered level 3 measurements in the fair value valuation hierarchy required by FASB ASC 820.

(k) Stock option plan:

The Company expenses options granted over the vesting period based on the grant date fair value of the award.

(l) Recently issued accounting pronouncements:

FASB periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. The Company has reviewed the recently issued pronouncements and concluded that the following new accounting standards are applicable:

In February 2016, the FASB issued ASU No. 2016-02: "Leases (Topic 842)" which is intended to improve financial reporting about leasing transactions.  This ASU will require organizations ("lessees") that lease assets with lease terms of more than twelve months to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases.  Organizations that own the assets leased by lessees ("lessors") will remain largely unchanged from current GAAP.  In addition, this ASU will require disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases.  The guidance is effective for annual periods beginning after December 15, 2018 and early adoption is permitted.  Based on management's initial assessment, ASU No. 2016-02 will not have a material impact on the Company's financial statements.  The Company is a lessee on  office leases; however, since the lease is on a month to month basis it would not record a right of use asset or liability.

In July 2018, the FASB issued ASU No. 2018-09, "Codification Improvements," ("ASU 2018-09") which makes amendments to multiple codification topics to clarify, correct errors in, or make minor improvements to the accounting standards codification. The effective date of the standard is dependent on the facts and circumstances of each amendment. Some amendments do not require transition guidance and will be effective upon the issuance of this standard. Many of the amendments in ASU 2018-09 will be effective in annual periods beginning after December 15, 2018. The Company will be required to adopt this standard in the first quarter of fiscal 2019. Management has reviewed the new standard in conjunction with its current practices and believes that it will not have a material impact on the financial statements.

In November 2018, the FASB issued ASU No. 2018-18, "Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606," ("ASU 2018-18") which, among other things, clarifies that (i) certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer in the context of a unit of account, (ii) adds unit-of-account guidance in Topic 808 to align with the guidance in Topic 606 and (iii) requires that in a transaction with a collaborative arrangement participant that is not directly related to sales to third parties, presenting the transaction together with revenue recognized under Topic 606 is precluded if the collaborative arrangement participant is not a customer. ASU 2018-18 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years and early adoption is permitted. The amendments in this update should be applied retrospectively to the date of initial application of Topic 606. An entity should recognize the cumulative effect of initially applying the amendments as an adjustment to the opening balance of retained earnings of the later of the earliest annual period presented and the annual period that includes the date of the entity's initial application of Topic 606. The Company is currently assessing the effect that ASU 2018-18 will have on its financial position, results of operations and disclosures. Management has reviewed the new standard in conjunction with its current practices and believes that it will not have a material impact on the financial statements.

3. Property:

In 2018, the Company, through its subsidiary, Empire Louisiana, LLC, purchased oil and natural gas properties in St. Landry and Beauregard parishes in Louisiana (see Footnote 5).

The aggregate capitalized costs of oil and natural gas properties as of December 31, 2018 are as follows:

2018

Proved producing wells	$584,461
Proved undeveloped	547,882
Lease and well equipment	284,233
Asset retirement obligation	228,721
Gross capitalized costs	1,645,297
Depreciation, Depletion and Amortization	(15,527)

Net capitalized costs	$1,629,770

4.  Investment in Masterson West II, LLC

On December 22, 2016, the Company entered into a subscription and contribution agreement with Masterson West, LLC ("Masterson West") (the "Contribution Agreement") relating to the newly formed Masterson West II, LLC, a Texas limited liability company ("Masterson West II").   Pursuant to the Contribution Agreement, among other things, (a) at the initial closing, the Company agreed to contribute 2,000,000 shares of its common stock, par value $0.001 per share (the "Common Stock"), to Masterson West II, along with an additional 38,000,000 shares of Common Stock and (b) at the final closing, Masterson West had an obligation to contribute certain oil and gas properties (the "Contributed Properties") to Masterson West II in exchange for the Company contributing cash of not less than $9,000,000 and up to $18,000,000 to Masterson West II.  The final closing was scheduled to occur no later than April 1, 2017. Also on December 22, 2016, the Company entered into a limited liability agreement of Masterson West II with Masterson West (the "LLC Agreement").  On February 18, 2017, Gary C. Adams, the majority owner of Masterson West unexpectedly passed away. As a result of this development, the transactions were not consummated. On December 1, 2018, the Company and Masterson West agreed to terminate and unwind the Contribution Agreement in a manner as if the parties had never entered into the Contribution Agreement. As a result of the Termination Agreement, in 2018 the Company has reversed its $300,000 investment in Masterson West II and the related common stock subscription and paid in capital.

On February 18, 2017, the majority owner of Masterson West, Gary C. Adams, unexpectedly passed away.   As a result of this development, the final closing did not occur on April 1, 2017, the final close date per the Contribution Agreement.

On December 1, 2018, the Company and Masterson West agreed to terminate and unwind the Contribution Agreement in a manner as if the parties had never entered into the Contribution Agreement. As specified in the Termination Agreement, in 2018 the Company has reversed its $300,000 investment in Masterson West II and the related common stock subscription and paid in capital.

5.  Acquisitions of oil and gas properties

Cardinal Acquisition

On August 28, 2018, the Company purchased oil producing properties from Cardinal Exploration and Production Company ("Cardinal") for a purchase price of $323,000.  The effective date of the transaction was June 1, 2018.  After certain adjustments related to the effective date, the total proceeds paid to Cardinal were $293,966.  Such proceeds were paid from sales of unregistered securities of the Company.

The oil and gas properties purchased from Cardinal include four active operated wells in Louisiana, including one saltwater disposal well.  Empire's working interests in the wells are 100%.

Exodus Acquisition

On September 20, 2018, the Company purchased oil and natural gas properties from Exodus Energy, Inc. ("Exodus") for a purchase price of $969,042.  Post close adjustments reduced the purchase price to $959,338.  The effective date of the transaction was August 1, 2018.  Such proceeds were paid from loan proceeds and sales of unregistered securities.

The oil and gas properties include 1,500 gross developed and undeveloped acres and eight wells currently producing approximately 135 barrels of oil equivalent (BOE) per day. The Company's working interests in the wells range from 50% to 90%.

Riviera Upstream Acquisition

On October 29, 2018, the Company purchased oil and natural gas properties from Riviera Upstream, LLC formerly known as Linn Energy Holdings, LLC ("Riviera") for a purchase price of $205,000.  Post close adjustments reduced the total purchase price to $163,273.  The effective date of the transaction was October 1, 2018.

The oil and gas properties purchased included non-operated working interest in four producing wells and two salt water disposal wells in which the Company already owned and operated interest.

BOE Per Day

All of the Company's producing properties are located in Louisiana and, as of December 31, 2018, such properties were producing approximately 100 net barrels of oil equivalent (BOE) per day.

The following table sets forth the Company's preliminary purchase price allocations:

		Cardinal	Exodus	Riviera
Fair Value of Assets Acquired
Accounts receivable		57,061	143,807	50,335
Oil and natural gas properties	(a)	377,747	1,059,296	208,254
Total Assets Acquired		$434,808	1,203,103	258,589

Fair Value of liabilities Assumed
Accounts payable – trade		28,026	134,104	8,607
Asset retirement obligations		83,782	99,957	44,982
Total Liabilities Assumed		$111,808	234,061	53,589

(a)	The Cardinal acquisition was of oil producing properties only.

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

The fair value of asset retirement obligations are included in proved oil and natural gas properties with a corresponding liability in the table above. The fair value was determined based on a discounted cash flow model, which included assumptions of the estimated current abandonment costs, discount rate, inflation rate and timing associated with the incurrence of these costs.

The inputs used to value oil and natural gas properties and asset retirement obligations require significant judgment and estimates made by management and represent Level 3 inputs.

Financial instruments and other

The fair values determined for accounts receivable and accounts payable – trade were equivalent to the carrying value due to their short-term nature.

Accounts payable - trade includes liabilities primarily related to well activity prior to close.

The unaudited financial information in the table below summarizes the combined results of operations of the Company, the Exodus assets acquired, the Cardinal assets acquired, and the Riviera assets acquired for the years ended December 31, 2018 and 2017 on a pro forma basis, as though the companies had been combined as of January 1, 2017. The unaudited pro forma earnings for the years ending December 31, 2018  and 2017 were adjusted to include $19,300 and $34,803 of depreciation, depletion, and amortization, respectively. Incremental interest expense of $29,498 and $58,997 was included for the years ended December 31, 2018 and 2017, respectively, as if the Senior Revolver Loan Agreement used to help fund the acquisition had been entered into on January 1, 2017. Earnings per share were adjusted to include the additional 1,978,810 shares of the Company's common stock issued to help fund  the acquisitions as if those shares had been issued on January 1, 2017. The unaudited pro forma information is provided for informational purposes only and does not purport to be indicative of the Company's combined results of operations which would actually have been obtained had the acquisitions taken place on January 1, 2017, nor should it be taken as indicative of the Company's future consolidated results of operations.

	For the year ended December 31,
	2018	2017

Oil and gas sales	$952,121	$1,059,992
Net loss	(899,100)	(789,852)
Earnings per share, basic and diluted	$(0.06)	$(0.05)

6. Asset retirement obligations

The Company's asset retirement obligations represent the estimated present value of the estimated cash flows the Company will incur to plug, abandon and remediate its producing properties at the end of their productive lives, in accordance with applicable state laws. Market risk premiums associated with asset retirement obligations are estimated to represent a component of the Company's credit-adjusted risk-free rate that is utilized in the calculations of asset retirement obligations.

The Company's asset retirement obligation transactions during the years ended December 31, 2018 are summarized in the table below. There were no asset retirement obligations in 2017.

For the year ended December 31, 2018

Asset retirement obligations, beginning of period	$0
Liabilities assumed in acquisitions	228,721
Accretion expense	1,929
Asset retirement obligation, end of period	$230,650

7. Derivative Financial Instruments

The Company uses derivative financial instruments to manage its exposure to commodity price fluctuations.  Commodity derivative instruments are used to reduce the effect of volatility of price changes on the oil and gas the Company produces and sells.  The Company's derivative financial instruments consist of oil and natural gas swaps.

The Company does not enter into derivative financial instruments for speculative or trading purposes.

The Company does not designate its derivative instruments to qualify for hedge accounting. Accordingly, the Company reflects changes in the fair value of its derivative instruments in its consolidated statements of operations as they occur. Unrealized gains and losses related to the swap contracts are recognized and recorded as an asset or liability on the Company's balance sheet.

The following table summarized the amounts reported in earnings, as a component of operating expenses, related to the commodity derivative instruments for the years ended December 31, 2018 and 2017:

	As of December 31,
	2018	2017
Gain (loss) on derivatives:
Oil derivatives	125,902	—
Natural gas derivatives	(8,105)	—
Total	117,797	—

The following represents the Company's net cash receipts from (payments on) derivatives for the years ended December 31, 2018 and 2017:

	As of December 31,
	2018	2017
Net cash receipts from (payments on) derivatives:
Oil derivatives	16,629	—
Natural gas derivatives	(11,913)	—
Total	4,716	—

The following table sets forth the Company's outstanding derivative contracts at December 31, 2018.  All of the Company's derivatives are expected to settle by October 31, 2019:

	First quarter	Second quarter	Third quarter	Fourth quarter
Oil Swaps:
Volume (Bbl)	1,767	1,767	1,767	589
Price per Bbl	$65.85	$65.85	$65.85	$65.85

Natural Gas Swaps:
Volume (Bbl)	1,138	1,138	1,138	—
Price per Bbl	$2.875	$2.875	$2.875	—
Total

8. Notes Payable

In July and August, 2018, the Company entered into two unsecured note agreements totaling $25,000 with Mr. Anthony Kamin, who is also a member of the Company's Board of Directors. The notes are payable on demand and accrue interest at 8% interest. Both notes are outstanding at December 31, 2018.

On September 20, 2018 the Company entered into a Senior Revolver Loan Agreement ("the Agreement") with CrossFirst Bank ("CrossFirst"). The initial revolver commitment amount is $1,350,000 and the maximum amount that can be advanced under the Agreement is $5,000,000 and includes interest at Wall Street Journal Prime plus 150 basis points (7% as of December 31, 2018). The Agreement matures on September 20, 2020. Collateral for the loan is a lien on all of the assets of the Company's wholly owned subsidiary, Empire Louisiana, and a first priority mortgage lien, pledge of and security interest in not less than 80% of Empire Louisiana's producing oil, gas and other leasehold and mineral interests in Louisiana. The Agreement requires Empire Louisiana, beginning December 31, 2018 to maintain certain covenants including an EBITDAX to interest expense of at least 3:1 and funded debt to EBITDAX of 4:1 on a trailing twelve month basis. As of December 31, 2018, the Company has $1,175,820 outstanding under the Agreement (See Note 17).  The Company was not in compliance with certain financial covenants at December 31, 2018.  As a part of the First Amendment to the Agreement in conjunction with the Energy Quest II, LLC acquisition (Note 17), the covenants were modified on a retrospective basis.

9. Senior Unsecured Convertible Promissory Notes

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

 In September and October 2017, the Company entered into securities purchase agreements (each, a "Securities Purchase Agreement" and, collectively, the "Securities Purchase Agreements") with two accredited investors, pursuant to which it issued senior unsecured convertible promissory notes due December 31, 2019 (each, a "Convertible Note" and, collectively, the "Convertible Notes") in the aggregate amount of $65,000 in cash.  Each Convertible Note accrues interest at 6%, is due December 31, 2019 and is convertible at the option of the holder at $0.15 per share.  Each investor was also issued a warrant certificate (each, a "Warrant Certificate" and, collectively, the "Warrant Certificates"), pursuant to which such investor could acquire one share of Common Stock at $0.25 per share for each $0.25 invested in the applicable Convertible Note until December 31, 2019.  The full amount of interest under each Convertible Note is accrued and paid upon the maturity date or earlier conversion.  The value allocated to the September Warrant Certificates was the fair value determined using the Black-Scholes option valuation with the following assumptions:  no dividend yield, expected annual volatility of 154%, risk free interest rate of 1.35% and an expected useful life of 28 months. The value allocated to the October Warrant Certificates was the fair value determined using the Black-Scholes option valuation with the following assumptions:  no dividend yield, expected annual volatility of 180%, risk free interest rate of 1.51% and an expected useful life of 27 months. The fair value of the Warrant Certificates of $13,918 was allocated to Paid in Capital.  The Notes' conversion features were valued at their intrinsic value in excess of the debt's allocated value of $13,918 and resulted in additional Paid in Capital. The Debt Issue Costs represent a direct deduction of the face amount the Convertible Notes and is amortized as interest expense over the life of the Notes.

On December 31, 2018 the Company and investors for all of the Senior Unsecured Convertible Promissory Notes entered into amended agreements whereby the maturity dates for the notes maturing December 31, 2018 were extended to December 31, 2019, the conversion feature of the notes was modified from $0.15 per share of common stock to $0.10 per share. Additionally, the Warrant Certificates to purchase shares of common stock of the Company, which were issued as a part of the original agreements, were repriced from $0.25 per share to $0.15 per share. The value allocated to the Warrant Certificates modification was the fair value determined using the Black-Scholes option valuation with the following assumptions:  no dividend yield, expected annual volatility of 167%, risk free interest rate of 2.63% and an expected useful life of 12 months. The change in fair value of the Warrant Certificates as a result of the modifications of $139,985 was allocated to Paid in Capital and included as an expense in 2018.  The Notes conversion features were equivalent to their intrinsic value at the date of modification. The remaining Debt Issue Costs from the original notes which matured at December 31, 2019 of $5,798 will be amortized as interest expense over the remaining life of the Notes.

The following table reflects the changes in long term debt during the years ended December 31, 2018 and 2017, respectively:

	2018		2017
	Current	Total
Convertible Notes Outstanding	$260,000	$260,000	$260,000
Debt Issue Costs – Warrants and Conversion Feature	(5,796)	(5,796)	(75,378)

Convertible Notes Outstanding, Net	$254,204	$254,204	$184,622

10.   Capital Stock:

During December 2016, the Company issued $132,500 of senior unsecured convertible promissory notes ("Convertible Notes") due December 31, 2018 to several accredited investors, See Note 5.  The Convertible Notes, as modified, are convertible at the option of the holder into Common Stock at $0.10 per share.  Each investor was also issued a warrant certificate, pursuant to which such investor could acquire one share of Common Stock at $0.15 per share for each $0.15 invested in the applicable Convertible Note until December 31, 2019.

During January 2017 the Company issued $62,500 of senior unsecured convertible promissory notes ("Convertible Notes") due December 31, 2018 to several accredited investors, See Note 5.  The Convertible Notes, as modified, are convertible at the option of the holder into Common Stock at $0.10 per share.  Each investor was also issued a warrant certificate, pursuant to which such investor could acquire one share of Common Stock at $0.15 per share for each $0.15 invested in the applicable Convertible Note until December 31, 2019.

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

During September and October 2017, the Company issued $65,000 of senior unsecured convertible promissory notes ("Convertible Notes") due December 31, 2019 to two accredited investors, See Note 5.  The Convertible Notes, as modified, are convertible at the option of the holder into Common Stock at $0.10 per share.  Each investor was also issued a warrant certificate, pursuant to which such investor could acquire one share of Common Stock at $0.15 per share for each $0.15 invested in the applicable Convertible Note until December 31, 2019.

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

During August and September 2018, the Company issued to a group of accredited investors 1,016,667 shares of its common stock and warrants to purchase 1,16,667 shares of its common stock for $.25 per share which expires on December 31, 2019. The value allocated to the warrants was the fair value determined using the Black-Scholes option valuation with the following assumptions:  no dividend yield, expected annual volatility of 210%, risk free interest rate of 2.49% and an expected useful life of 15 months. The fair value of the warrants of $150,833 was allocated to Paid in Capital.

During August and September 2018, the Company issued to an accredited investor 5,000,000 shares of its common stock and warrants to purchase 5,000,000 shares of its common stock for $.15 per share which expires on December 31, 2020. The value allocated to the warrants was the fair value determined using the Black-Scholes option valuation with the following assumptions:  no dividend yield, expected annual volatility of 189%, risk free interest rate of 2.71% and an expected useful life of 27 months. The fair value of the warrants of $495,000 was allocated to Paid in Capital. Proceeds from the issuance were utilized for a portion of the Cardinal and Exodus acquisitions (See Note 5).

11. Stock Options:

At the Company's 2006 Annual Meeting of Stockholders, the stockholders approved the 2006 Stock Incentive Plan (the "Plan").  The Plan permits the issuance of stock options, restricted stock awards, and performance shares to employees, officers, directors, and consultants of the Company.  Initially, and until such time as the Board creates a Compensation Committee, the Board of Directors will administer the Plan.  The total number of shares of common stock that may be issued pursuant to awards under the Plan is 5,000,000.  Under the Plan, no participant may receive awards of stock options that cover, in the aggregate, more than 500,000 shares of common stock in any fiscal year.   Under the terms of the Plan, no additional options could be granted after the tenth anniversary of the Plan, which occurred on June 5, 2016.

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

A summary of the Company's Incentive Plan as of December 31, 2018 and changes during the year is presented below:

		Weighted Average
	Options	Exercise Price

Outstanding at End of Year 2016	1,154,167		$.21

Granted	0	$

Cancelled or Exercised	0	$

Outstanding at End of Year 2017	1,154,167		$0.21

Granted	0

Expired	1,150,000		.21

Outstanding at End of Year 2018	4,167		3.12

The following table summarizes information about stock options outstanding at December 31, 2018:

	Options Outstanding		Options Exercisable
Weighted
		Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise	Outstanding	Contractual	Exercise	Exercisable	Exercise
Prices	at 12/31/18	Life	Price	at 12/31/17	Price

$3.12	4,167	1.69 years	$3.12	4,167	$3.12

12. Income Taxes:

The provision for income taxes differs from the amount obtained by applying the applicable Federal income tax rate of 21% and 34% at year ends 2018 and 2017, respectively to income before income taxes. The difference relates to the following items:

	2018	2017
Statutory tax rate	21%	34%

Expected tax benefit	$(214,000)	$(280,000)
Nondeductible expenses	0	0
Increase in valuation allowance	214,000	280,000

Tax provision (benefit) as reported	$0	$0

The components of deferred income taxes at December 31, are as follows:

	2018	2017
Deferred tax assets:
Loss carry-forwards	$2,278,000	$2,065,000
Valuation allowance	(2,278,000)	(2,065,000)

Net deferred taxes	$0	$0

At December 31, 2018, the Company has accumulated net operating loss carryforwards totaling approximately $10,800,000 which begin to expire if not utilized starting in 2018.

On December 22, 2017 H.R. 1, originally known as the Tax Cuts and Jobs Act, (the "Tax Act") was enacted. Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowers the U.S. federal corporate income tax rate ("Federal Tax Rate") from 35% to 21% effective  January 1, 2018.  The Company must re-measure its net deferred tax assets and liabilities using the Federal Tax Rate that will apply when these amounts are expected to reverse. Accordingly, the Company utilized a 21% tax rate to evaluate its net deferred taxes for the periods ended December 31, 2018 and 2017.

Utilization of the Company's loss carryforwards is dependent on realizing taxable income. Deferred tax assets for these carryforwards have been reduced by a valuation allowance up to an amount equal to estimated deferred tax liability.

The Company is no longer subject to income tax examinations by tax authorities for years before 2014.  The Company is not currently the subject of any income tax examinations by any tax authorities.

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

13. Oil and Natural Gas Sale Revenue:

The Company records revenue from petroleum and natural gas sales when received from the operator of the well.  Sales are reported net of working interest and overriding royalty amounts due.

14. Operating Lease:

Rent expense for the year ended December 31, 2018 was $11,317.  The Company incurred $4,650 of rent expense in 2017. The Company leases office space in Tulsa, Oklahoma for $1,667 per month  under a lease agreement which expires October 31,2019. The Company also subleases office space from a related party in Lafayette, Louisiana for $675 month; that lease expires May 31, 2019. Lease rental payments required for both leases in 2019 are $20,042.

15.  Related Party Transactions:

On November 28, 2017, the Company named Thomas Pritchard as Chief Executive Officer of the Company. Mr. Pritchard is the co-founder/ partner for Pritchard Griffin Advisors and the Managing Director of Pritchard Energy Advisors. Both of the companies have provided services to the Company, primarily related to raising capital and locating oil & gas investments. In 2018 and  2017, the Company paid Pritchard Griffin Advisors $24,200 and $56,764 respectively,  for consulting services.

16. Concentrations

The Company's producing properties and oil and natural gas reserves are all located in St. Landry and Beauregard parishes in Louisiana. Because of the concentration, the Company is exposed to the impact of regional supply and demand factors, processing or transportation capacity constraints, severe weather events, water shortages, and government regulations specific to the geographic area.

The Company sells all of its oil and natural gas production to Katrina Energy, LLC and Cokinos Natural Gas Corporation respectively.  The loss of  these purchasers could  result in a temporary interruption in sales or a lower price for production.

17.  Subsequent Events:

On February 15, 2019 the Company, through its wholly owned subsidiary, Empire North Dakota, LLC, entered into a Purchase and Sale Agreement ("the Agreement") with Energy Quest II, LLC to purchase certain oil and natural gas properties in Montana and North Dakota comprising 20,700 net acres with 183 active wells producing approximately 355 net barrels of oil per day. The purchase price was $5,600,000, subject to adjustments with an effective date of January 1, 2019 and a closing date of March 22, 2019.  The transaction closed on March 27, 2019.  After certain adjustments, the total purchase price paid was $5,185,383.

On February 27,2019 the Company entered into promissory notes with four accredited investors in the cumulative amount of $90,000. The notes have an interest rate of 8% and mature on May 1, 2019. One of the notes, in the amount of $15,000 was issued to Michael R. Morrisett, the Company's President, and another note in the amount of  $25,000 was issued to Anthony Kamin, a member of the Company's Board of Directors.

Between February 12 and  March 15, 2019 the Company raised $167,000 when  1,113,334 of the outstanding $0.15 warrants to purchase common stock were exercised by various warrant holders.

On March 27, 2019, Anthony Kamin converted $50,000 of the Company's notes payable to him to common stock by exercising 333,334 of $0.15  stock warrants which he owned.

On March 27, 2018 the Company entered into a First Amendment to the Senior Revolver Loan Agreement (the "Agreement") with Crossfirst Bank. Under the terms of the Agreement, the commitment amount was increased to $9,000,000 and the maturity date was extended until March 27, 2021. The Company paid an origination fee of $76,900 and borrowed $4,880,383 of new funds (See  Note 8) for the purchase of the Energy Quest II, LLC properties.

EMPIRE PETROLEUM CORPORATION

UNAUDITED SUPPLEMENTARY DATA

December 31, 2018 and 2017

The following reserve estimates present the Company's estimate of the proven natural gas and oil reserves and net cash flow of the Properties, in accordance with the guidelines established by the Securities and Exchange Commission.  The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing natural gas and oil properties.  Accordingly, the estimates are expected to change as future information becomes available.  All the oil and natural gas reserves are located in Louisiana.

Reserve Quantity Information

Proved oil and natural gas reserves are those quantities of oil and gas, which by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations. Proved developed reserves are proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well.  Proved undeveloped reserves are proved reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditures is required for recompletion.  Below are the net quantities of net proved developed and undeveloped reserves of the Properties:

	As of December 31,
	2018

	Oil (MBbls)	Natural Gas (MMcf)
Proved developed reserves:
Beginning of year	—	—
Purchase of minerals in place	274	903
Production	(5)	(16)

End of year	269	887

Proved developed	269	887
Proved undeveloped	293	—
Proved behind pipe	91	—
Proved shut in	7	—
	661	887

Standardized Measure of Discounted Future Net Cash Flows Relating to Oil and Natural Gas Reserves

The standardized measure of discounted future net cash flows relating to oil and natural gas reserves and associated changes in standard measure amounts were prepared in accordance with the provision of Financial Accounting Standard Board ASC 932-235-555.  Future cash inflows were computed by applying average prices of oil and natural gas for the last 12 months to estimated future production.  Future production and development costs were computed by estimating the expenditures to be incurred in developing the oil and natural gas reserves at the end of the year, based on year end costs and assuming continuation of existing economic conditions.  Future net cash flows are discounted at the rate of 10% annually to derive the standardized measure of discounted cash flows.  Actual future cash inflows may vary considerably, and the standardized measure does not necessarily represent the fair value of the acquired properties' oil and natural gas reserves.  Standard measure amounts are:

2018

Future cash inflows	$47,918,610
Future production costs	(15,083,190)
Future development costs	(4,221,540)

Future net cash flows	28,613,880
10% annual discount for timing of cash flows	(15,636,260)

Standardized Measure	$12,977,620

The 12-month average prices were adjusted to reflect applicable transportation and quality differentials on a well-by-well basis to arrive at realized sales prices used to estimate the properties' reserves. The prices for the properties' reserves were as follows:

2018

Representative NYMEX prices:
Natural gas (MMBtu)	$2.84
Oil (Bbl)	$68.74

Changes in the Standardized Measure of Discounted Future Net Cash Flows at 10% per annum are as follows:

2018

Standardized measure – beginning of year	$—

Sales of oil and gas production	(195,803)
Purchase of minerals in place	13,173,423
Change in standardized measure	12,977,620

Standardized measure – end of year	$12,977,620

Estimates of economically recoverable natural gas and oil reserves and of future net revenues are based upon a number of variable factors and assumptions, all of which are to some degree subjective and may vary considerably from actual results.  Therefore, actual production, revenues, development and operating expenditures may not occur as estimated.  The reserve data are estimates only, are subject to many uncertainties, and are based on data gained from production histories and on assumptions as to geologic formations and other matters.  Actual quantities of natural gas and oil may differ materially from the amounts estimated.

Capitalization of Oil and Gas Properties

Empire has not incurred and capitalized exploratory well costs for properties pending the determination of proved status, exploratory well costs reclassified to wells or exploratory well costs that were charged to expense.

The aggregate capitalized costs of oil and gas properties are as follows:

2018

Proved producing wells	$584,461
Proved undeveloped	547,882
Lease and well equipment	284,233
Asset retirement obligation	228,721
Gross capitalized costs	1,645,297
Depreciation, Depletion and Amortization	(15,527)

Net capitalized costs	$1,629,770

2018

Property acquisition cost	$1,645,297
Exploration cost	—
Development cost	—
Total gross capitalized costs	$1,645,297