Form 10-Q
period 2019-03-31
EMPIRE PETROLEUM CORP
filed 2019-05-15
CIK 887396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-Q
_________________

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2019

or

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

1203 East 33rd Street, Suite 250 Tulsa, OK 74105
(Address of Principal Executive Offices) (Zip Code)

(539) 444-8002
 (Registrant's telephone number, including area code)

 (Former name or former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	EMPR	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The number of shares of the registrant's common stock, $0.001 par value, outstanding as of March 31, 2019 was 18,792,277.

EMPIRE PETROLEUM CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

EMPIRE PETROLEUM CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
ASSETS	(UNAUDITED)

Current assets:
Cash	$29,933	$84,631
Accounts receivable	240,447	124,577
Unrealized gain on derivative instruments	24,967	113,081
Inventory	472,023	—
Prepaids	39,119	45,214
Total current assets	806,489	367,503
Oil and natural gas properties, successful efforts	9,895,508	1,645,297
Less: accumulated depreciation and depletion	(33,613)	(15,527)
	9,861,895	1,629,770
Total assets	$10,668,384	$1,997,273

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$580,838	$320,749
Accrued expenses	617,385	141,033
Current portion of long-term notes payable	6,486,217	279,204
Total current liabilities	7,684,440	740,986

Long-term notes payable	0	1,175,820
Asset retirement obligations	3,504,629	230,650
Total liabilities	11,189,069	2,147,456

Stockholders' deficit:
Common stock - $.001 par value 150,000,000 shares
authorized, 18,792,277 and 17,345,609 shares
issued and outstanding, respectively	18,792	17,345
Additional paid-in capital	17,176,371	16,960,818
Accumulated deficit	(17,715,848)	(17,128,346)
Total stockholders' deficit	(520,685)	(150,183)
Total liabilities and stockholders' deficit	$10,668,384	$1,997,273

See accompanying notes to unaudited consolidated financial statements

EMPIRE PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,

	2019	2018
Revenue:
Oil and gas sales	$343,965	$—
Unrealized loss on derivatives	(88,114)	—
Total revenue	255,851	—

Costs and expenses:
Operating	152,487	—
Taxes – production	19,649	—
Depreciation, depletion and amortization	18,086	—
Accretion of asset retirement obligation	6,599	—
General and administrative	612,589	226,677
	809,410	226,677
Operating loss	(553,559)	(226,677)

Other income and (expense):
Interest expense	(33,943)	(19,628)
Net loss	$(587,502)	$(246,305)

Net loss per common share,
basic and diluted	$(0.03)	$(0.02)
Weighted average number of common
shares outstanding basic and diluted	17,805,534	10,890,740

See accompanying notes to unaudited consolidated financial statements

EMPIRE PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT (EQUITY)
For the three months ended March 31, 2019 and 2018
(UNAUDITED)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balances, December 31, 2018	17,345,609	$17,345	$16,960,818	$(17,128,346)	$(150,183)

Net loss	—	—	—	(587,502)	(587,502)

Shares, options, warrants and conversion features issued	1,446,668	1,447	215,553	—	217,000

Balances, March 31, 2019	18,792,277	$18,792	$17,176,371	$(17,715,848)	$(520,685)

			Common Stock	Stock	Additional
	Common Stock		Subscribed, not	Subscription	Paid in	Accumulated
	Shares	Par Value	yet issued	Receivable	Capital	Deficit	Total
Balances December 31, 2017	8,803,942	$8,803	$3,225	$(5,000)	$16,232,381	$(16,111,215)	$128,194

Net loss						(246,305)	(246,305)

Shares, options, warrants and conversion features issued	1,190,000	1,190	10	5,000	118,800	0	125,000

Balances March 31, 2018	9,993,942	$9,993	$3,235	$0	$16,351,181	$(16,357,520)	$6,889

See accompanying notes to unaudited consolidated financial statements

EMPIRE PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2019	2018

Cash flows from operating activities:
Net loss	$(587,502)	$(246,305)

Adjustments to reconcile net loss to net
cash used in operating activities:
Amortization of warrant value and conversion
feature on convertible notes	1,449	15,728
Depreciation, depletion and amortization	18,086	—
Accretion of asset retirement obligation	6,599	—
Change in operating assets and liabilities:
Accounts receivable	(115,870)	—
Unrealized gain on derivative instruments	88,114	—
Inventory	(33,703)	—
Prepaids	6,095	—
Accounts payable and accrued liabilities	503,172	87,035
Net cash used in operating activities	(113,560)	(143,542)

Cash flows from investing activities:
Acquisition of oil and gas properties	(5,187,882)	—

Cash flows from financing activities:
Proceeds from debt issued	5,079,744	—
Proceeds from stock issuance	167,000	125,000
Net cash provided by financing activities	5,246,744	125,000

Net change in cash	(54,698)	(18,542)

Cash - Beginning of period	84,631	77,780

Cash - End of period	$29,933	$59,238

Supplemental cash flow information:
Cash paid for interest	$19,710	$—

Non-cash investing and financing activities:
Non-cash additions to asset retirement obligations	$3,267,380	$—

Common stock issued for outstanding demand notes payable	$50,000	$—

See accompanying notes to unaudited consolidated financial statements

EMPIRE PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(UNAUDITED)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements of Empire Petroleum Corporation ("Empire" or the "Company") have been prepared in accordance with United States generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, the results of operations, and the cash flows for the interim period are included.  All adjustments are of a normal, recurring nature.  Operating results for the interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

The information contained in this Form 10-Q should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2018 which are contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on April 1, 2019.

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

As of March 31, 2019, the Company had $29,933 of cash, working capital was $(6,877,951) and the Company was not in compliance with its debt covenants. The Company has proved reserves of approximately 3,500 Mbbls of oil and 900 MMcf of natural gas, all of which have been acquired within the last twelve months. The Company plans to continue to look for oil and natural gas investments and will use a combination of debt and equity financing to fund the acquisitions. The Company expects to also incur costs related to evaluating and acquiring oil and natural gas acquisitions for the foreseeable future. It is expected that management will attempt to raise additional capital for future investment and working capital opportunities.

Compensation of Officers and Employees

As of March 31, 2019, the Company had three employees.  No independent Board members received compensation from the Company in the first three months of 2019 or 2018.    For the three months ended March 31, 2019, the Company paid Mr. Morrisett and Mr. Pritchard $80,533 each for services rendered.  For the three months ended March 31, 2018, the Company paid Mr. Morrisett and Mr. Pritchard $35,000 each for services rendered.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation. The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries, Empire Louisiana, LLC ("Empire Louisiana") and Empire North Dakota, LLC ("Empire North Dakota").  All material intercompany balances and transactions have been eliminated.

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

Certain disclosures have been condensed in or omitted from these consolidated financial statements. Accordingly, these condensed notes to the consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

Inventory Inventory consists of oil and natural gas in tanks which has not been delivered and is valued at the contract price to the seller.

Revenue recognition.  The Company recognizes revenues from the sales of oil and natural gas to its customers and presents them disaggregated on the Company's consolidated statements of operations. The Company enters into contracts with customers to sell its oil and natural gas production. Revenue on these contracts is recognized in accordance with the five-step revenue recognition model prescribed in ASC 606. Specifically, revenue is recognized when the Company's performance obligations under these contracts are satisfied, which generally occurs with the transfer of control of the oil and natural gas to the purchaser. Control is generally considered transferred when the following criteria are met: (i) transfer of physical custody, (ii) transfer of title, (iii) transfer of risk of loss and (iv) relinquishment of any repurchase rights or other similar rights. Given the nature of the products sold, revenue is recognized at a point in time based on the amount of consideration the Company expects to receive in accordance with the price specified in the contract. Consideration under the oil and natural gas marketing contracts is typically received from the purchaser one to two months after production. At March 31, 2109, the Company had receivables related to contracts with customers of approximately $240,000.

Fair value measurements.  The Financial Accounting Standards Board ("FASB") fair value measurement standards define fair value, establish a consistent framework for measuring fair value and establish a fair value hierarchy based on the observability of inputs used to measure fair value.

Convertible debt - The carrying value of the convertible debt approximate fair value as of March 31, 2019. Management's estimates are based on the assessment of qualitative factors that are considered Level 3 measurements in the fair value hierarchy as required by FASB ASC 820.

Oil and natural gas properties - The fair value of proved and unproved oil and natural gas properties was measured using valuation techniques that convert the future cash flows to a single discounted amount. Significant inputs to the valuation of proved and unproved oil and natural gas properties include estimates of: (i) recoverable reserves; (ii) production rates; (iii) future operating and development costs; (iv) future commodity prices; and (v) a market-based weighted average costs of capital.  The Company utilized a combination of the New York Mercantile Exchange ("NYMEX") strip pricing and consensus pricing to value the reserves, then applied various discount rates depending on the classification of reserves and other risk characteristics.  Management utilized the assistance of a third-party valuation expert to estimate the value of the oil and natural gas properties acquired.

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

3. PROPERTY AND EQUIPMENT

In 2018, the Company, through its subsidiary, Empire Louisiana, LLC, purchased oil and natural gas properties in St. Landry and Beauregard parishes in Louisiana. In March 2019, the Company, through its subsidiary, Empire North Dakota, LLC, purchased oil and natural gas properties in Montana and North Dakota.

The aggregate capitalized costs of oil and natural gas properties as of March 31, 2019, are as follows:

Proved producing wells	$3,302,921
Proved undeveloped	2,131,560
Lease and well equipment	964,926
Asset retirement obligation	3,496,101
Gross capitalized costs	9,895,508

4. ACQUISITION OF ENERGYQUEST II ASSETS

On March 28, 2019, the Company purchased oil producing properties from EnergyQuest II, LLC ("EnergyQuest") for a purchase price of $5,418,653.  The effective date of the transaction is January 1, 2019.  After certain adjustments related to the effective date, the total proceeds paid to EnergyQuest were $5,187,882.  Such proceeds were paid from borrowing on notes payable and sales of unregistered securities of the Company.

The oil and gas properties purchased from EnergyQuest include 184 wells in Montana and North Dakota currently producing approximately 375 barrels of oil equivalent (BOE) per day, and Empire will operate 139 wells. Engineering reports for the properties estimate proved developed reserves  2,874Mbbls of oil and 13.8 MMcf of natural gas.

The following table sets forth the Company's preliminary purchase price allocation:

Fair Value of Assets Acquired
Accounts receivable	$1,256,094
Inventory of oil in tanks	438,320
Oil properties	8,071,365

Total Assets Acquired	$9,765,779

Fair Value of Liabilities Assumed
Accounts payable	$1,310,517
Asset retirement obligations	3,267,380

Total liabilities assumed	$4,577,897

Total consideration paid	$5,187,882

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

The fair value of asset retirement obligations totaled $3,267,380 and is included in proved oil and natural gas properties with a corresponding liability in the table above.  The fair value was determined based on a discounted cash flow model, which included assumptions of the estimated current abandonment costs, discount rate, inflation rate and timing associated with the incurrence of these costs.

The inputs used to value oil and natural gas properties and asset retirement obligations require significant judgment and estimates made by management and represent Level 3 inputs.

Financial instruments and other

The fair values determined for accounts receivable and accounts payable were equivalent to the carrying value due to their short-term nature.

Accounts payable includes approximately $1,300,000 of liabilities primarily related to well activity prior to close.

5.   DERIVATIVE FINANCIAL INSTRUMENTS

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

The following table summarizes the net realized and unrealized amounts reported in earnings related to the commodity derivative instruments for the three months ended March 31, 2019 and 2018:

	As of March 31,
	2019	2018
Gain (loss) on derivatives:
Oil derivatives	(67,596)	—
Natural gas derivatives	(763)	—
Total	(68,359)	—

The following represents the Company's net cash receipts from (payments on) derivatives for the three months ended March 31, 2019 and 2018:

	As of March 31,
	2019	2018
Net cash receipts from (payments on) derivatives:
Oil derivatives	19,349	—
Natural gas derivatives	406	—
Total	19,755	—

The following table sets forth the Company's outstanding derivative contracts at March 31, 2019.  All of the Company's derivatives are expected to settle by October 31, 2019:

	Second quarter	Third quarter	Fourth quarter
Oil Swaps:
Volume (Bbl)	1,767	1,767	589
Price per Bbl	$65.85	$65.85	$65.85

Natural Gas Swaps:
Volume (Mcf)	11.37	11.37	—
Price per Mcf	$2.875	$2.875	—
Total

6. NOTES PAYABLE

In July and August 2018, the Company entered into two unsecured note agreements totaling $25,000 with Mr. Anthony Kamin, who is also a member of the Company's Board of Directors.  The notes are payable on demand and accrue interest at 8% interest.  In February 2019, the Company and Mr. Kamin entered into an unsecured note agreement in the amount of $25,000.  The note was due May 1, 2019, and accrued interest at 8%.  In March 2019, Mr. Kamin used the $50,000 note balances to exercise some of his outstanding warrants to purchase common stock (see Note 7).

In February 2019, the Company entered into five unsecured promissory note agreements with accredited investors, including the agreement with Mr. Kamin discussed above, totaling $90,000.  The notes are due May 1, 2019, and accrue interest at 8%.  One of the notes, in the amount of $15,000 was issued to Michael R. Morrisett, the Company's President.

On March 27, 2019, the Company entered into a First Amendment to the Senior Revolver Loan Agreement (the "Agreement") with Crossfirst Bank.  Under the terms of the Agreement, the commitment amount was increased to $9,000,000 and the maturity date was extended until March 27, 2021.  The Company borrowed $4,880,383 of new funds and paid $76,900 in loan origination fees which were added to the balance of the loan. The unamortized loan origination fees have been netted against the outstanding loan balance in accordance with generally accepted accounting principles. The Agreement requires the Company to maintain certain covenants including an EBITDAX to interest expense of at least 3:1 and funded debt to EBITDAX of 4:1 on a trailing 12-month basis. The Company was not in compliance with certain financial covenants at March 31, 2019. As a part of the First Amendment to the Agreement in conjunction with the Energy Quest II, LLC acquisition, the covenants were modified on a retrospective basis. Because the First Amendment to the Agreement was signed on March 27, 2019,  the Company has not sought a waiver from Crossfirst Bank; consequently the entire balance of the loan has been classified as a current liability on the balance sheet.

On December 31, 2018, the Company and investors for all of the Senior Unsecured Convertible Promissory Notes entered into amended agreements whereby the maturity dates for the notes maturing December 31, 2018 were extended to December 31, 2019, the conversion feature of the notes was modified from $0.15 per share of common stock to $0.10 per share. Additionally, the Warrant Certificates to purchase shares of common stock of the Company, which were issued as a part of the original agreements, were repriced from $0.25 per share to $0.15 per share. The value allocated to the Warrant Certificates modification was the fair value determined using the Black-Scholes option valuation with the following assumptions: no dividend yield, expected annual volatility of 167%, risk free interest rate of 2.63% and an expected useful life of 12 months.  The change in fair value of the Warrant Certificates as a result of the modifications of $139,985 was allocated to Paid in Capital and included as an expense in 2018.  The Notes conversion features were equivalent to their intrinsic value at the date of modification. The remaining Debt Issue Costs as of March 31, 2019, from the original notes which mature at December 31, 2019, of $4,347 will be amortized as interest expense over the remaining life of the Notes.

The following table reflects the composition of convertible notes as of March 31:

	2019			2018
	Current	Long Term	Total	Total
Convertible Notes Outstanding	$260,000	$—	$260,000	$260,000
Debt Issue Costs – Warrants and Conversion Feature	(4,347)	—	(4,347)	(59,650)

Convertible Notes Outstanding, Net	$255,653	$—	$255,653	$200,350

On April 10, 2019, one of the investors for the Senior Unsecured Promissory Notes exercised the conversion feature and converted their $37,500 note for 375,000 shares of the Company's common stock (see Note 8).

7. EQUITY

Diluted Earnings per Share ("EPS") gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses.  As a result, if there is a loss from continuing operations, Diluted EPS is computed in the same manner as Basic EPS.  At March 31, 2019 and 2018, the Company had 4,167 and 1,154,167 respectively, options outstanding that were not included in the calculation of earnings per share for the periods then ended.  Such financial instruments may become dilutive and would then need to be included in future calculations of Diluted EPS.  At March 31, 2019 and 2018, the outstanding options were considered anti-dilutive since the strike prices were above the market price and since the Company has incurred losses year to date.

During January 2018 the Company issued to several accredited investors 1,100,000 shares of its common stock and warrants to purchase 1,100,000 shares of its common stock for $0.15 per share which expires on December 31, 2019. The value allocated to the warrants was the fair value determined using the Black-Scholes option valuation with the following assumptions:  no dividend yield, expected annual volatility of 185%, risk free interest rate of 2.05% and an expected useful life of 24 months.  The fair value of the warrants of $108,900 was allocated to Paid in Capital.

During March 2018 the Company issued to an accredited investor 100,000 shares of its common stock and warrants to purchase 100,000 shares of its common stock for $0.15 per share which expires on December 31, 2019. The value allocated to the warrants was the fair value determined using the Black-Scholes option valuation with the following assumptions:  no dividend yield, expected annual volatility of 179%, risk free interest rate of 2.22% and an expected useful life of 22 months.  The fair value of the warrants of $9,900 was allocated to Paid in Capital.

During June 2018 the Company issued warrants to purchase 645,000 shares of its common stock for $0.25 per share which expire on December 31, 2019 to several professionals for business assistance provided. The value allocated to the warrants was the fair value determined using the Black-Scholes option valuation with the following assumptions:  no dividend yield, expected annual volatility of 174%, risk free interest rate of 2.38% and an expected useful life of 19 months. The fair value of the warrants of $117,068 was recorded as compensation expense and allocated to Paid in Capital.

During June 2018 the Company issued to an accredited investor 100,000 shares of its common stock and warrants to purchase 100,000 shares of its common stock for $0.15 per share which expires on December 31, 2019. The value allocated to the warrants was the fair value determined using the Black-Scholes option valuation with the following assumptions:  no dividend yield, expected annual volatility of 197%, risk free interest rate of 2.43% and an expected useful life of 18 months. The fair value of the warrants of $9,900 was allocated to Paid in Capital.

In March 2019, 1,446,668 outstanding $0.15 warrants were converted to shares of common stock of the Company. Proceeds received from the conversion was $217,000 including $50,000 of notes payable conversion by Mr. Kamin (see Note 6).

On April 3, 2019, the Board of Directors of the Company adopted the Empire Petroleum Corporation 2019 Stock Option Plan (the "Stock Option Plan"). The total number of shares of common stock that may be issued pursuant to stock options under the Stock Option Plan is 10,000,000.  Further, on April 3, 2019 the Company granted Mr. Pritchard and Mr. Morrissett each, options to purchase 2,500,000 shares of common stock of the Company at an exercise price of $0.33 per share. The options vest in three installments with 1,250,000 vesting immediately and 625,000 vesting each in April 2020 and April, 2021. All of the options expire in April, 2029. (see Note 8).

8. SUBSEQUENT EVENTS

On April 3, 2019, the Board of Directors of the Company adopted the Empire Petroleum Corporation 2019 Stock Option Plan (the "Stock Option Plan"). The total number of shares of common stock that may be issued pursuant to stock options under the Stock Option Plan is 10,000,000. Further, on April 3, 2019 the Company granted Mr. Pritchard and Mr. Morrissett each, options to purchase 2,500,000 shares of common stock of the Company at an exercise price of $0.33 per share. The options vest in three installments with 1,250,000 vesting immediately and 625,000 vesting each in April 2020 and April, 2021. All of the options expire in April, 2029. (see Note 7).

On April 3, 2019 the Board of Directors of the Company amended certain warrant certificates which had been issued to Mr. Kamin covering 3,000,000 warrants to purchase common stock of the Company. The original warrants expired on December 31, 2021 and had exercise prices of $0.15 and $0.25 for 500,000 and 2,500,000 shares, respectively. The warrants were extended to expire on April 2, 2029.

On April 10, 2019, $37,500 of outstanding convertible notes payable were converted to common stock of the Company at a conversion price of $0.10 per share.

9. SUPPLEMENTARY INFORMATION

Capitalized costs

	March 31,	March 31,
	2019	2018

Oil and natural gas properties:
Proved	$3,302,921	$—
Unproved	2,131,560	—
Lease and well equipment	964,926	—
Asset retirement obligation	3,496,101	—
Less: accumulated depletion	(33,613)	—
Net capitalized costs for oil and natural gas properties	$9,861,895	$—

Costs incurred for oil and natural gas producing activities

For the three months ended March 31:
	2019	2018

Property acquisition costs:
Proved	$2,719,320	$—
Unproved	1,583,679	—
Lease and well equipment	679,833	—
Asset retirement obligation	3,267,380	—
Total costs incurred for oil and natural gas properties	$8,250,212	$—

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL TO ALL PERIODS

RESULTS OF OPERATIONS

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

The following table sets forth a summary of our production and operating data for the three months ended March 31, 2019. The Company had no production prior to August 2018. Because of normal production declines, increased or decreased drilling activities, fluctuations in commodity prices and the effects of acquisitions or divestitures, the historical information presented below should not be interpreted as being indicative of future results.

Three months ended March 31, 2019
Production and operating data:
Net production volumes:
Oil (Bbl) (a)	5,038
Natural gas (Mcf) (b)	1,796
Total (Boe) (c)	6,835

Average price per unit:
Oil (Bbl) (a)	$59.92
Natural gas (Mcf) (b)	$2.83
Total (Boe) (c)	$48.63

(a) Bbl - One stock tank barrel, of 42 U.S. gallons liquid volume, used herein in reference to oil, condensate or natural gas liquids.
(b) Mcf – One thousand cubic feet of natural gas
(c)   Boe - One barrel of oil equivalent, a standard convention used to express oil and natural gas volumes on a comparable oil equivalent basis. Natural gas equivalents are determined under the relative energy content method by using the ratio of 6.0 Mcf of natural gas to 1.0 Bbl of oil or condensate.

Operating costs and expenses per Boe:
Oil and natural gas production	$22.31
Production and ad valorem taxes	$2.87
Depreciation, depletion, amortization and accretion	$3.61
General and administrative	$89.63

THREE-MONTH PERIOD ENDED MARCH 31, 2019 COMPARED TO THREE-MONTH PERIOD ENDED MARCH 31, 2018.

For the three months ended March 31, 2019 and 2018, revenues were $ 343,965 and $0 respectively.  The Company purchased certain producing properties during the third quarter of  2018 and first quarter of 2019.

Operating expenses, production taxes, depreciation and depletion and amortization and accretion increased to $196,821 cumulatively for the three months ended March 31, 2109 from $0 for the same period in 2018.  The increase was due to the acquisition of producing oil and natural gas properties in 2018 and 2019.

Unrealized loss on derivatives increased to $88,114 for the 12 months ended March 31, 2019, from $0 in the same period due to decrease in oil prices since the agreements were entered into.

General and administrative expenses increased by $385,912 (170%) to $612,589 for the three months ended March 31, 2019, from $226,677 for the same period in 2018. The increase was primarily due to wages and insurance associated with administration of oil and natural gas properties and travel and professional fees related to the acquisition of oil and natural gas properties and capital raises in 2019.

Interest expense was $33,943 and $19,628 for the three months ended March 31, 2019 and 2018, respectively.  The increase in interest expense of $14,315 (73%) resulted primarily from the debt issued to acquire oil and natural gas properties in 2018.

For the reasons discussed above, net loss increased by $341,197 (139%) from $(246,305) for the three months ended March 31, 2018, to $(587,502) for the three months ended March 31, 2019.

RECENTLY ISSUED ACCOUNTING STANDARDS

The Financial Accounting Standards Board ("FASB") periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting.  The following is a summary of recent accounting pronouncements that are relevant to the Company:

In November 2018, the FASB issued ASU No. 2018-18, "Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606," ("ASU 2018-18") which, among other things, clarifies that (i) certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer in the context of a unit of account, (ii) adds unit-of-account guidance in Topic 808 to align with the guidance in Topic 606, and (iii) requires that in a transaction with a collaborative arrangement participant that is not directly related to sales to third parties, presenting the transaction together with revenue recognized under Topic 606 is precluded if the collaborative arrangement participant is not a customer. ASU 2018-18 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years and early adoption is permitted. The amendments in this update should be applied retrospectively to the date of initial application of Topic 606. An entity should recognize the cumulative effect of initially applying the amendments as an adjustment to the opening balance of retained earnings of the later of the earliest annual period presented and the annual period that includes the date of the entity's initial application of Topic 606. Management has reviewed the new standard in conjunction with its current practices and believes that it will not have a material impact on the financial statements.

In June 2016, the FASB issued ASU 2016-13: "Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments."  This ASU requires entities to measure all expected credit losses for most financial assets held at the reporting date based on an expected loss model which includes historical experience, current conditions, and reasonable and supportable forecasts.  Entities will now use forward-looking information to better form their credit loss estimates.  This ASU also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity's portfolio.  ASU 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal periods.  Entities may adopt earlier as of the fiscal year beginning after December 15, 2018, including interim periods within those fiscal years.  We are currently in the process of evaluating this new standard update; the Company's accounts receivable are from oil and natural gas sales and are generally received soon after the sale.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

As of March 31, 2019, the Company had $29,933 of cash.  The Company expects to incur costs related to future oil and natural gas acquisitions for the foreseeable future. It is expected that management will attempt to raise additional capital for future investment and working capital opportunities.

OUTLOOK

See Note 5 to the financial statements for information for information regarding the Purchase Agreement the Company entered into in 2019 to purchase existing oil and gas properties and mineral interests. The Company is also actively pursuing the acquisition of other operated and non-operated oil and gas properties.  It is anticipated that such acquisitions will be financed through equity or debt transactions.

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q, including this section, includes certain statements that may be deemed "forward-looking statements" within the meaning of federal securities laws.  All statements, other than statements of historical facts, that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including future sources of financing and other possible business developments, are forward-looking statements.  Such statements are subject to a number of assumptions, risks and uncertainties and could be affected by a number of different factors, including the Company's failure to secure short and long-term financing necessary to sustain and grow its operations, increased competition, changes in the markets in which the Company participates and the technology utilized by the Company and new legislation regarding environmental matters.  These risks and other risks that could affect the Company's business are more fully described in reports it files with the SEC, including its Form 10-K for the year ended December 31, 2018.  Actual results may vary materially from the forward-looking statements.

The Company undertakes no duty to update any of the forward-looking statements in this Form 10-Q.

MATERIAL RISKS

The Company has incurred significant losses from operations and there is no assurance that it will achieve profitability or obtain the funds necessary to finance continued operations.  For other material risks, see the Company's Form 10-K for the year ended December 31, 2018, which was filed on April 1, 2019.

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

Empire Petroleum Corporation

Date: May 15, 2019	By:	/s/ Michael R. Morrisett
Michael R. Morrisett
President
(principal financial officer)

Date: May 15, 2019	By:	/s/ Thomas Pritchard
Thomas Pritchard
Chief Executive Officer

EXHIBIT INDEX

NO.	DESCRIPTION

31.1
Certification of Thomas Pritchard, Chief Executive Officer, pursuant to Rules 13a - 14 (a) and 15(d) - 14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(1) (31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

31.2
Certification of Michael R. Morrisett, President (principal financial officer), pursuant to Rules 13a - 14 (a) and 15(d) - 14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(1) (31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

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