Form 10-Q
period 2019-06-30
EMPIRE PETROLEUM CORP
filed 2019-08-14
CIK 887396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-Q
_________________

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2019

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒

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

The number of shares of the registrant's common stock, $0.001 par value, outstanding as of June 30, 2019 was 19,867,277.

EMPIRE PETROLEUM CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

EMPIRE PETROLEUM CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
ASSETS	(UNAUDITED)

Current assets:
Cash	$—	$84,631
Accounts receivable	786,742	124,577
Unrealized gain on derivative instruments	447,236	113,081
Inventory	435,064	—
Prepaids	102,033	45,214
Total current assets	1,771,075	367,503
Oil and natural gas properties, successful efforts	10,875,926	1,645,297
Less: accumulated depreciation and depletion	(895,472)	(15,527)
	9,980,454	1,629,770

Other property and equipment, net of $262 accumulated depreciation	14,194	—
Total property and equipment, net	9,994,648	1,629,770

Total assets	$11,765,723	$1,997,273

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$733,963	$320,749
Accrued expenses	1,528,376	141,033
Current portion of long-term notes payable	149,602	279,204
Total current liabilities	2,411,941	740,986

Long-term notes payable	6,580,150	1,175,820
Asset retirement obligations	3,701,247	230,650
Total liabilities	12,693,338	2,147,456

Stockholders' deficit:
Common stock - $.001 par value 150,000,000 shares
authorized, 19,867,277 and 17,345,609 shares
issued and outstanding, respectively	19,867	17,345
Additional paid-in capital	18,774,426	16,960,818
Accumulated deficit	(19,721,908)	(17,128,346)
Total stockholders' deficit	(927,615)	(150,183)
Total liabilities and stockholders' deficit	$11,765,723	$1,997,273

See accompanying notes to unaudited consolidated financial statements

EMPIRE PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2019	2018	2019	2018
Revenue:
Oil and natural gas sales	$1,996,758	0	2,320,968	0
Gain on derivatives, net	500,728	0	432,369	0
Total revenue	2,497,486		2,753,337

Costs and expenses:
Operating	1,241,384	0	1,393,871	0
Taxes - production	129,824	0	149,473	0
Depletion, depreciation & amortization	862,120	0	880,206	0
Accretion of asset retirement obligation	63,228	0	69,827	0
General and administrative	2,044,022	210,402	2,656,611	437,079
	4,340,578	210,402	5,149,988	437,079
Operating loss	(1,843,092)	(210,402)	(2,396,651)	(437,079)

Other expense:
Interest expense	162,968	19,845	196,911	39,473
Total other expense	162,968	19,845	196,911	39,473

Net loss	$(2,006,060)	$(230,247)	$(2,593,562)	$(476,552)

Net loss per common share, basic & diluted	$(0.10)	$(0.02)	$(0.14)	$(0.04)

Weighted average number of
common shares outstanding
basic and diluted	19,358,110	11,248,942	18,587,304	11,071,720

See accompanying notes to unaudited consolidated financial statements

EMPIRE PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
For the six months ended June 30, 2019 and 2018
(UNAUDITED)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balances, December 31, 2018	17,345,609	$17,345	$16,960,818	$(17,128,346)	$(150,183)

Net loss	—	—	—	(587,502)	(587,502)

Shares, options, warrants and conversion features issued	1,446,668	1,447	215,553	—	217,000

Balances, March 31, 2019	18,792,277	18,792	17,176,371	(17,715,848)	(520,685)

Net loss	—	—	—	(2,006,060)	(2,006,060)

Shares, options, warrants and conversion features issued	1,075,000	1,075	1,598,055	—	1,599,130

Balances, June 30, 2019	19,867,277	$19,867	$18,774,426	$(19,721,908)	$(927,615)

	Common Stock		Common Stock Subscribed, not yet issued	Stock Subscription Receivable	Additional Paid in Capital	Accumulated Deficit	Total
	Shares	Par Value

Balances December 31, 2017	8,803,942	$8,803	$3,225	$(5,000)	$16,232,381	$(16,111,215)	$128,194

Net loss	—	—	—	—	—	(246,305)	(246,305)

Shares, options, warrants and conversion features issued	1,190,000	1,190	10	5,000	118,800	—	125,000

Balances, March 31, 2018	9,993,942	9,993	3,235	—	16,351,181	(16,357,520)	6,889

Net loss	—	—	—	—	—	(230,247)	(230,247)

Shares, options, warrants and conversion features issued	1,335,000	1,335	(1,235)	—	126,968	—	127,068

Balances June 30, 2018	11,328,942	$11,328	$2,000	$—	$16,478,149	$(16,587,767)	$(96,290)

See accompanying notes to unaudited consolidated financial statements

EMPIRE PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months Ended June 30,
	2019	2018

Cash flows from operating activities:
Net loss	$(2,593,562)	$(476,552)

Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Value of warrants and options granted	1,491,630	117,068
Amortization of warrant value and conversion
feature on convertible notes	2,998	31,630
Amortization of loan issue costs	14,486	—
Depreciation, depletion and amortization	880,206	—
Accretion of asset retirement obligation	69,827	—
Change in operating assets and liabilities:
Accounts receivable	(662,165)	—
Unrealized gain on derivative instruments	(334,155)	—
Inventory	(33,703)	—
Prepaids	(56,819)	—
Accounts payable	121,794	111,466
Accrued expenses	1,154,074	7,843
Net cash provided by (used in) operating activities	54,611	(208,545)

Cash flows from investing activities:
Acquisition of oil and natural gas properties	(5,706,531)	—
Purchase of other fixed assets	(14,455)	—
Net cash used in investing activities	(5,720,986)	—

Cash flows from financing activities:
Proceeds from debt issued	6,479,744	—
Principal payments of debt	(1,065,000)	—
Proceeds from stock issuance	167,000	135,000
Net cash provided by financing activities	5,581,744	135,000

Net change in cash	(84,631)	(73,545)

Cash - Beginning of period	84,631	77,780

Cash - End of period	$—	$4,235

Supplemental cash flow information:
Cash paid for interest	$160,088	$—

Non-cash investing and financing activities:
Non-cash additions to asset retirement obligations	$3,400,770	$—
Common stock issued in exchange for outstanding notes payable	$157,500	$—
Purchases of oil and natural gas properties in accounts payable	$291,420	—

See accompanying notes to unaudited consolidated financial statements

EMPIRE PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
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

The continuation of the Company is dependent upon the ability of the Company to raise capital and attain future profitable operations.  The ultimate recoverability of the Company's investment in oil and natural gas interests is dependent upon the existence and discovery of economically recoverable oil and natural gas reserves, the ability of the Company to obtain necessary financing to further develop the interests, and the ability of the Company to attain future profitable production.

As of June 30, 2019, the Company had no cash and working capital deficit of $640,866. The Company has proved reserves of approximately 3,500 Mbbls of oil and 900 MMcf of natural gas, all of which have been acquired within the last twelve months. The Company plans to continue to look for oil and natural gas investments and will use a combination of debt and equity financing to fund the acquisitions. The Company expects to also incur costs related to evaluating and acquiring oil and natural gas acquisitions for the foreseeable future. It is expected that management will attempt to raise additional capital for future investment and working capital opportunities.

Compensation of Officers and Employees

As of June 30, 2019, the Company had two employees.  No independent Board members received compensation from the Company in the first six months of 2019 or 2018.    For the six months ended June 30, 2019, the Company paid Mr. Morrisett $127,450 and Mr. Pritchard $131,450 for services rendered, excluding the value of options.  For the six months ended June 30, 2018, the Company paid Mr. Morrisett $58,500 and Mr. Pritchard $65,062 for services rendered. In addition, as of June 30, 2019 Mr. Pritchard has outstanding advances of $52,509.

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

Inventory. Inventory consists of oil in tanks which has not been delivered and is valued at the contract price to the buyer and pipe which has not yet been put into production.

Revenue recognition.  The Company recognizes revenues from the sales of oil and natural gas to its customers and presents them disaggregated on the Company's consolidated statements of operations. The Company enters into contracts with customers to sell its oil and natural gas production. Revenue on these contracts is recognized in accordance with the five-step revenue recognition model prescribed in ASC 606. Specifically, revenue is recognized when the Company's performance obligations under these contracts are satisfied, which generally occurs with the transfer of control of the oil and natural gas to the purchaser. Control is generally considered transferred when the following criteria are met: (i) transfer of physical custody, (ii) transfer of title, (iii) transfer of risk of loss and (iv) relinquishment of any repurchase rights or other similar rights. Given the nature of the products sold, revenue is recognized at a point in time based on the amount of consideration the Company expects to receive in accordance with the price specified in the contract. Consideration under the oil and natural gas marketing contracts is typically received from the purchaser one to two months after production. At June 30, 2019, the Company had receivables related to contracts with customers of approximately $554,000.

Fair value measurements.  The Financial Accounting Standards Board ("FASB") fair value measurement standards define fair value, establish a consistent framework for measuring fair value and establish a fair value hierarchy based on the observability of inputs used to measure fair value.

Convertible debt - The carrying value of the convertible debt approximate fair value as of June 30, 2019. Management's estimates are based on the assessment of qualitative factors that are considered Level 3 measurements in the fair value hierarchy as required by FASB ASC 820.

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

The aggregate capitalized costs of oil and natural gas properties as of June 30, 2019, are as follows:

Proved producing wells	$3,904,291
Proved undeveloped	2,232,458
Lease and well equipment	1,109,686
Asset retirement obligation	3,629,491
Gross capitalized costs	10,875,926
Less: accumulated depreciation and depletion	(895,472)
$9,980,454

Other property and equipment consists of office furniture and equipment.

Oher property and equipment, at cost	$14,456
Less: accumulated depreciation	(262)
Oher property and equipment, net	14,194

4. ACQUISITION OF WARHORSE OIL AND NATURAL GAS PROPERTIES

On June 10, 2019, the Company received a process verbal and related sheriff's deed dated as of May 29, 2019 (the "Sheriff's Deed") pertaining to two wells in St. Landry Parish purchased from Business First Bancshares, Inc. d/b/a Business First Bank ("Business First").

Pursuant to the Sheriff's Deed, the Company acquired certain oil and natural gas properties located in St. Landry Parish, Louisiana, including operated working interest in two producing wells. The Company purchased Business First's position as the superior lienholder and seizing creditor of such oil and natural gas properties, which were owned by Warhorse Oil & Gas, LLC, for $450,000 plus $16,993 sheriff fees. The payment was paid from loan proceeds under the loan agreement with CrossFirst Bank (see Note 7).

The Company has been operating the two wells for Business First since July 2018. Both wells combined produce approximately 31 barrels of oil per day. Working interest purchased by the Company is 48.2% on the Jay Butler No. 1 well and 45% in the Richard No. 1 well.

The Company treated the acquisition as an asset purchase. An amount equal to $90,000 was allocated to lease and well equipment and $376,993 was allocated to producing properties. An asset retirement obligation of $19,732 was recorded in conjunction with the purchase.

5.	ACQUISITION OF ENERGYQUEST II ASSETS

On March 28, 2019, the Company purchased oil producing properties from EnergyQuest II, LLC ("EnergyQuest") for a purchase price of $5,418,653.  The effective date of the transaction is January 1, 2019.  After certain adjustments related to the effective date, the total proceeds paid to EnergyQuest were $5,458,043.  Such proceeds were paid from borrowing on notes payable and sales of unregistered securities of the Company.

The oil and natural gas properties purchased from EnergyQuest include 184 wells in Montana and North Dakota currently producing approximately 375 barrels of oil equivalent (BOE) per day.  Empire operates 139 of such wells. Engineering reports for the properties estimate proved developed reserves 2,874Mbbls of oil and 13.8 MMcf of natural gas.

The following table sets forth the Company's purchase price allocation:

Fair Value of Assets Acquired
Accounts receivable	$1,256,094
Inventory of oil in tanks	438,320
Oil properties	8,341,525

Total Assets Acquired	$10,035,939

Fair Value of Liabilities Assumed
Accounts payable – trade	$1,310,516
Asset retirement obligations	3,267,380

Total liabilities assumed	$4,577,896

Total consideration paid	$5,458,043

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

Financial instruments and other

The fair values determined for accounts receivable and accounts payable - trade were equivalent to the carrying value due to their short-term nature.

Accounts payable - trade includes approximately $1,310,516 of liabilities primarily related to well activity prior to close.

6.	DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses derivative financial instruments to manage its exposure to commodity price fluctuations.  Commodity derivative instruments are used to reduce the effect of volatility of price changes on the oil and natural gas the Company produces and sells.  The Company's derivative financial instruments consist of oil and natural gas swaps.

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

The following table summarizes the net realized and unrealized amounts reported in earnings related to the commodity derivative instruments for the six months ended June 30, 2019 and 2018:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Gain on derivatives:
Oil derivatives	$492,548	$—	$424,952	$—
Natural gas derivatives	8,180	—	7,417	—
Total	$500,728	$—	$432,369	$—

The following represents the Company's net cash receipts from derivatives for the six months ended June 30, 2019 and 2018:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net cash received from payments on derivatives
Oil derivatives	$74,154	$—	$93,503	$—
Natural gas derivatives	4,305	—	4,711	—
Total	$78,459	$—	$98,214	$—

The following table sets forth the Company's outstanding derivative contracts at June 30, 2019.  All of the Company's derivatives are expected to settle by November 30, 2020:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2019
Oil Swaps:
Volume (MBbl)			28.05	24.58
Price per Bbl			$62.09	$61.37

Natural Gas Swaps:
Volume (MMcf)			1.14
Price per Mcf			$2.875

2020
Oil Swaps:
Volume (MBbl)	23.41	23.17	22.94	13.77
Price per Bbl	$60.32	$59.53	$58.26	$58.13

7. NOTES PAYABLE

In July and August 2018, the Company entered into two unsecured note agreements totaling $25,000 with Mr. Anthony Kamin, who is also a member of the Company's Board of Directors.  The notes are payable on demand and accrue interest at 8% interest.  In February 2019, the Company and Mr. Kamin entered into an unsecured note agreement in the amount of $25,000.  The note was due May 1, 2019, and accrued interest at 8%.  In March 2019, Mr. Kamin used the $50,000 note balances to exercise some of his outstanding warrants to purchase common stock (see Note 8).

In February 2019, the Company entered into five unsecured promissory note agreements with accredited investors, including the agreement with Mr. Kamin discussed above, totaling $90,000.  The notes were due May 1, 2019, and accrued interest at 8%.  One of the notes, in the amount of $15,000 was issued to Michael R. Morrisett, the Company's President. These notes and the related interest were paid in May 2019.

On March 27, 2019, the Company entered into a First Amendment to the Senior Revolver Loan Agreement (the "First Amendment") with Crossfirst Bank.  Under the terms of the First Amendment, the commitment amount was increased to $9,000,000 and the maturity date was extended until March 27, 2021.  The Company borrowed $4,880,383 of new funds and paid $76,900 in loan origination fees which were added to the balance of the loan. The unamortized loan origination fees have been netted against the outstanding loan balance in accordance with generally accepted accounting principles. The First Amendment requires the Company to maintain certain covenants including an EBITDAX to interest expense of at least 3:1 and funded debt to EBITDAX of 4:1 on a trailing 12-month basis. As a part of the First Amendment to the Agreement in conjunction with the Energy Quest II, LLC acquisition, the covenants were modified on a retrospective basis.

On December 31, 2018, the Company and investors for all of the senior unsecured convertible promissory notes (the "Notes") entered into amended agreements whereby the maturity dates for the Notes maturing December 31, 2018 were extended to December 31, 2019 and the conversion feature of the Notes was modified from $0.15 per share of common stock to $0.10 per share. Additionally, the warrant certificates to purchase shares of common stock of the Company, which were issued as a part of the original agreements, were repriced from $0.25 per share to $0.15 per share. The value allocated to the warrant certificates modification was the fair value determined using the Black-Scholes option valuation with the following assumptions: no dividend yield, expected annual volatility of 167%, risk free interest rate of 2.63% and an expected useful life of 12 months.  The change in fair value of the warrant certificates as a result of the modifications of $139,985 was allocated to Paid in Capital and included as an expense in 2018.  The conversion features of the Notes were equivalent to their intrinsic value at the date of modification. The remaining Debt Issue Costs as of June 30, 2019, from the original Notes which mature at December 31, 2019, of $4,347 will be amortized as interest expense over the remaining life of the Notes.

The following table reflects the composition of convertible notes as of June 30:

	2019			2018
	Current	Long Term	Total	Total
Convertible Notes Outstanding	$152,500	$—	$152,500	$260,000
Debt Issue Costs – Warrants and Conversion Feature	(2,898)	—	(2,898)	(43,748)

Convertible Notes Outstanding, Net	$149,602	$—	$149,602	$216,252

In the second quarter of 2019, three of the holders of unsecured convertible promissory notes exercised the conversion feature and converted their $107,500 notes for 1,075,000 shares of the Company's common stock.

8. EQUITY

Diluted Earnings per Share ("EPS") gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses.  As a result, if there is a loss from continuing operations, Diluted EPS is computed in the same manner as Basic EPS.  At June 30, 2019 and 2018, the Company had 5,004,167 and 4,167 respectively, options outstanding that were not included in the calculation of earnings per share for the periods then ended.  Such financial instruments may become dilutive and would then need to be included in future calculations of Diluted EPS.  At June 30, 2019 and 2018, the outstanding options were considered anti-dilutive since the strike prices were above the market price and since the Company has incurred losses year to date.

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

In March 2019, 1,446,668 outstanding $0.15 warrants were converted to shares of common stock of the Company. Proceeds received from the conversion was $217,000 including $50,000 of notes payable conversion by Mr. Kamin.

During May 2019, the Company issued warrants to purchase 300,000 shares of its common stock for $0.17 per share which expire on December 31, 2021 to a former employee for business assistance provided. The value allocated to the warrants was the fair value determined using the Black-Scholes option valuation with the following assumptions:  no dividend yield, expected annual volatility of 217%, risk free interest rate of 1.92% and an expected useful life of 31 months. The fair value of the warrants of $58,380 was recorded as compensation expense and allocated to Paid in Capital.

On April 3, 2019, the Board of Directors of the Company adopted the Empire Petroleum Corporation 2019 Stock Option Plan (the "Stock Option Plan"). The total number of shares of common stock that may be issued pursuant to stock options under the Stock Option Plan is 10,000,000.  Further, on April 3, 2019, the Company granted Mr. Pritchard and Mr. Morrissett each, options to purchase 2,500,000 shares of common stock of the Company at an exercise price of $0.33 per share. The options vest in three installments with 1,250,000 vesting immediately and 625,000 vesting each in April 2020 and April, 2021. All of the options expire in April, 2029. The value allocated to the vested options was the fair value determined using the Black-Scholes option valuation with the following assumptions:  no dividend yield, expected annual volatility of 213%, risk free interest rate of 2.32% and an expected useful life of 5.375 years. The fair value of the options of $812,500 was recorded as compensation expense and allocated to Paid in Capital.

On April 3, 2019, the Board of Directors of the Company amended certain warrant certificates which had been issued to Mr. Kamin covering 3,000,000 warrants to purchase common stock of the Company. The original warrants expired on December 31, 2021 and had exercise prices of $0.15 and $0.25 for 500,000 and 2,500,000 shares, respectively. The warrants were extended to expire on April 2, 2029. The value allocated to the warrants was the fair value determined using the Black-Scholes option valuation with the following assumptions:  no dividend yield, expected annual volatility of 213%, risk free interest rate of 2.32% and an expected useful life of 5 years. The fair value of the warrants of $620,750 was recorded as compensation expense and allocated to Paid in Capital.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL TO ALL PERIODS

RESULTS OF OPERATIONS

The Company's primary business is the exploration and development of oil and natural gas interests.  The Company has incurred significant losses from operations, and there is no assurance that it will achieve profitability or obtain the funds necessary to finance its operations.  For all periods presented, the Company's effective tax rate is 0%.  The Company has generated net operating losses since inception, which would normally reflect a tax benefit in the statement of operations and a deferred asset on the balance sheet.  However, because of the current uncertainty as to the Company's ability to achieve profitability, a valuation reserve has been established that offsets the amount of any tax benefit available for each period presented in the statements of operations.

The following table sets forth a summary of our production and operating data for the six months ended June 30, 2019. The Company had no production prior to August 2018. Because of normal production declines, increased or decreased drilling activities, fluctuations in commodity prices and the effects of acquisitions or divestitures, the historical information presented below should not be interpreted as being indicative of future results.

	Three months ended June 30, 2019	Six months ended June 30, 2019
Production and operating data:
Net production volumes:
Oil (Bbl) (a)	37,583	42,621
Natural gas (Mcf) (b)	1,970	3,766
Total (Boe) (c)	39,553	46,387

Average price per unit:
Oil (Bbl) (a)	$62.76	$62.42
Natural gas (Mcf) (b)	$3.31	$3.08
Total (Boe) (c)	$60.62	$59.10

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

Operating costs and expenses per Boe:
Oil and natural gas production	$31.39	$30.05
Production taxes	$3.28	$3.22
Depreciation, depletion, amortization and accretion	$21.63	$18.98
General and administrative	$72.22	$75.10

THREE-MONTH PERIOD ENDED JUNE 30, 2019 COMPARED TO THREE-MONTH PERIOD ENDED JUNE 30, 2018.

For the three months ended June 30, 2019 and 2018, revenues were $ 1,996,758 and $0 respectively.  The Company purchased certain producing properties during the third quarter of 2018 and 2019.

Operating expenses, production taxes, depreciation and depletion and amortization and accretion increased to $2,296,556 cumulatively for the three months ended June 30, 2109 from $0 for the same period in 2018.  The increase was due to the acquisition of producing oil and natural gas properties in 2018 and 2019.

Gain on derivatives, net increased to $500,728 for the three months ended June 30, 2019, from $0 in the same period due to decrease in oil prices since the agreements were entered into or since March 31, 2019 for those contracts in existence at that date. The Company had no derivatives during the three months ended June 30, 2018.

General and administrative expenses increased by $1,833,620 to $2,044,022 for the three months ended June 30, 2019, from $210,402 for the same period in 2018. The increase was primarily due to options and warrants granted and wages and insurance associated with administration of oil and natural gas properties and travel and professional fees related to the acquisition of oil and natural gas properties and capital raises in 2019.

Interest expense was $162,968 and $19,845 for the three months ended June 30, 2019 and 2018, respectively.  The increase in interest expense of $143,123 resulted primarily from the debt issued to acquire oil and natural gas properties in 2018 and 2019.

For the reasons discussed above, net loss increased by $1,775,813 from $(230,247) for the three months ended June 30, 2018, to $(2,006,060) for the three months ended June 30, 2019.

SIX-MONTH PERIOD ENDED JUNE 30, 2019 COMPARED TO SIX-MONTH PERIOD ENDED JUNE 30, 2018.

For the six months ended June 30, 2019 and 2018, revenues were $2,320,968 and $0 respectively.  The Company purchased certain producing properties during the third quarter of 2018 and in 2019.

Operating expenses, production taxes, depreciation and depletion and amortization and accretion increased to $2,493,377 cumulatively for the six months ended June 30, 2019 from $0 for the same period in 2018.  The increase was due to the acquisition of producing oil and natural gas properties in 2018 and 2019.

Gain on derivatives, net increased to $432,369 for the six months ended June 30, 2019, from $0 in the same period due to decrease in oil prices since the agreements were entered into, or since December 31, 2018 for those contracts in existence at that date.

General and administrative expenses increased by $2,219,532 to $2,656,611 for the six months ended June 30, 2019, from $437,079 for the same period in 2018. The increase was primarily due to options and warrants granted, wages and insurance associated with administration of oil and natural gas properties and travel and professional fees related to the acquisition of oil and natural gas properties and capital raises in 2019.

Interest expense was $196,911 and $39,473 for the six months ended June 30, 2019 and 2018, respectively.  The increase in interest expense of $157,438 resulted primarily from the debt issued to acquire oil and natural gas properties in 2018 and 2019.

For the reasons discussed above, net loss increased by $2,117,010 from $(476,552) for the six months ended June 30, 2018, to $(2,593,562) for the six months ended June 30, 2019.

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

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

As of June 30, 2019, the Company had no cash.  The Company expects to incur costs related to future oil and natural gas acquisitions for the foreseeable future. It is expected that management will attempt to raise additional capital for future investment and working capital opportunities.

OUTLOOK

See Note 5 to the financial statements for information regarding the purchase agreement the Company entered into in 2019 to purchase existing oil and natural gas properties and mineral interests. The Company is also actively pursuing the acquisition of other operated and non-operated oil and natural gas properties.  It is anticipated that such acquisitions will be financed through equity or debt transactions.

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q, including this section, includes certain statements that may be deemed "forward-looking statements" within the meaning of federal securities laws.  All statements, other than statements of historical facts, that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including future sources of financing and other possible business developments, are forward-looking statements.  Such statements are subject to a number of assumptions, risks and uncertainties and could be affected by a number of different factors, including the Company's failure to secure short and long-term financing necessary to sustain and grow its operations, increased competition, changes in the markets in which the Company participates and the technology utilized by the Company and new legislation regarding environmental matters.  These risks and other risks that could affect the Company's business are more fully described in reports the Company files with the SEC, including its Form 10-K for the year ended December 31, 2018.  Actual results may vary materially from the forward-looking statements.

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

Empire Petroleum Corporation

Date:	August 14, 2019	By:	/s/ Michael R. Morrisett
Michael R. Morrisett
President
(principal financial officer)

Date:	August 14, 2019	By:	/s/ Thomas Pritchard
Thomas Pritchard
Chief Executive Officer

EXHIBIT INDEX

NO.	DESCRIPTION

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