Form 10-Q
period 2019-09-30
EMPIRE PETROLEUM CORP
filed 2019-11-14
CIK 887396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-Q
_________________

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2019

or

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

The number of shares of the registrant's common stock, $0.001 par value, outstanding as of September 30, 2019 was 19,867,277.

EMPIRE PETROLEUM CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

EMPIRE PETROLEUM CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
ASSETS	(UNAUDITED)

Current assets:
Cash	$18,076	$84,631
Accounts receivable	1,163,829	124,577
Unrealized gain on derivative instruments	776,431	113,081
Inventory	468,023	—
Prepaids	141,497	45,214
Total current assets	2,567,856	367,503
Oil and natural gas properties, successful efforts	10,878,151	1,645,297
Less: accumulated depreciation and depletion	(1,664,059)	(15,527)
	9,214,092	1,629,770
Other property and equipment, net of $1,046 accumulated depreciation	13,410	-
Total property and equipment, net	9,227,502	1,629,770

Total assets	$11,795,358	$1,997,273

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$777,991	$320,749
Accrued expenses	981,646	141,033
Current portion of long-term notes payable	151,051	279,204
Total current liabilities	1,910,688	740,986

Long-term notes payable	7,994,736	1,175,820
Asset retirement obligations	3,764,502	230,650
Total liabilities	13,669,926	2,147,456

Stockholders' deficit:
Common stock - $.001 par value 150,000,000 shares
authorized, 19,867,277 and 17,345,609 shares
issued and outstanding, respectively	19,867	17,345
Additional paid-in capital	18,774,426	16,960,818
Accumulated deficit	(20,668,861)	(17,128,346)
Total stockholders' deficit	(1,874,568)	(150,183)
Total liabilities and stockholders' deficit	$11,795,358	$1,997,273

See accompanying notes to unaudited consolidated financial statements

EMPIRE PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine months Ended
	September 30,		September 30,

	2019	2018	2019	2018
Revenue:
Oil and natural gas sales	$1,695,264	24,277	4,016,232	24,277
Gain on derivatives, net	492,862	0	925,231	0
Total revenue	2,188,126	24,277	4,941,463	24,277

Costs and expenses:
Operating	1,577,437	26,128	2,971,308	26,128
Taxes - production	109,878	3,040	259,351	3,040
Depletion, depreciation & amortization	769,372	1,254	1,649,578	1,254
Accretion of asset retirement obligation	63,255	0	133,082	0
General and administrative	469,792	205,397	3,126,403	642,476
	2,989,734	235,819	8,139,722	672,898
Operating loss	(801,608)	(211,542)	(3,198,259)	(648,621)

Other expense:
Interest expense	145,345	22,032	342,256	61,505
Total other expense	145,345	22,032	342,256	61,505

Net loss	$(946,953)	$(233,574)	$(3,540,515)	$(710,126)

Net loss per common share, basic & diluted	$(0.05)	$(0.02)	$(0.19)	$(0.06)

Weighted average number of
common shares outstanding
basic and diluted	19,867,277	13,040,480	19,020,236	11,731,332

See accompanying notes to unaudited consolidated financial statements

EMPIRE PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
For the nine months ended September 30, 2019
(UNAUDITED)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balances, December 31, 2018	17,345,609	$17,345	$16,960,818	$(17,128,346)	$(150,183)

Net loss	—	—	—	(587,502)	(587,502)

Shares, options, warrants and conversion features issued	1,446,668	1,447	215,553	—	217,000

Balances, March 31, 2019	18,792,277	18,792	17,176,371	(17,715,848)	(520,685)

Net loss	—	—	—	(2,006,060)	(2,006,060)

Shares, options, warrants and conversion features issued	1,075,000	1,075	1,598,055	—	1,599,130

Balances, June 30, 2019	19,867,277	19,867	18,774,426	(19,721,908)	(927,615)

Net loss	—	—	—	(946,953)	(946,953)

Balances, September 30, 2019	19,867,277	$19,867	$18,774,426	$(20,668,861)	$(1,874,568)

See accompanying notes to unaudited consolidated financial statements

EMPIRE PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
For the nine months ended September 30, 2018
(UNAUDITED)

			Common Stock	Stock	Additional
	Common Stock		Subscribed, not	Subscription	Paid in	Accumulated
	Shares	Par Value	yet issued	Receivable	Capital	Deficit	Total

Balances December 31, 2017	8,803,942	$8,803	$3,225	$(5,000)	$16,232,381	$(16,111,215)	$128,194

Net loss	—	—	—	—	—	(246,305)	(246,305)

Shares, options, warrants and conversion features issued	1,190,000	1,190	10	5,000	118,800	—	125,000

Balances, March 31, 2018	9,993,942	9,993	3,235	—	16,351,181	(16,357,520)	6,889

Net loss	—	—	—	—	—	(230,247)	(230,247)

Shares, options, warrants and conversion features issued	1,335,000	1,335	(1,235)	—	126,968	—	127,068

Balances June 30, 2018	11,328,942	11,328	2,000	—	16,478,149	(16,587,767)	(96,290)

Net loss	—	—	—	—	—	(233,574)	(233,574)

Shares, options, warrants and conversion features issued	6,016,667	6,017	—	—	646,483	—	652,500

Balances September 30, 2018	17,345,609	$17,345	$2,000	$—	$17,124,632	$(16,821,341)	$322,636

EMPIRE PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months Ended September 30,
	2019	2018

Cash flows from operating activities:
Net loss	$(3,540,515)	$(710,126)

Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Value of warrants and options granted	1,491,630	117,068
Amortization of warrant value and conversion
feature on convertible notes	4,447	47,705
Amortization of loan issue costs	29,072	—
Depreciation, depletion and amortization	1,649,578	1,254
Accretion of asset retirement obligation	133,082	—
Change in operating assets and liabilities:
Accounts receivable	(1,039,252)	(21,237)
Unrealized gain on derivative instruments	(663,350)	—
Prepaids	(96,283)	—
Inventory	(33,703)	—
Accounts payable	457,242	14,920
Accrued expenses	607,344	11,830
Net cash used in operating activities	(1,000,708)	(538,586)

Cash flows from investing activities:
Acquisition of oil and natural gas properties	(6,033,135)	(1,160,866)
Purchase of other fixed assets	(14,456)	—
Net cash used in investing activities	(6,047,591)	(1,160,866)

Cash flows from financing activities:
Proceeds from debt issued	7,879,744	892,520
Principal payments of debt	(1,065,000)	—
Proceeds from stock and warrant issuance	167,000	787,500
Net cash provided by financing activities	6,981,744	1,680,020

Net change in cash	(66,555)	(19,432)

Cash - Beginning of period	84,631	77,780

Cash - End of period	$18,076	$58,348

Supplemental cash flow information:
Cash paid for interest	$316,809	$—

Non-cash investing and financing activities:
Non-cash additions to asset retirement obligations	$3,400,770	$183,203
Common stock issued in exchange for outstanding notes payable	$157,500	$—

See accompanying notes to unaudited consolidated financial statements

EMPIRE PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
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
As of September 30, 2019, the Company had $18,076 of  cash and working capital of $657,168. The Company has proved reserves of approximately 3,500 Mbbls of oil and 900 MMcf of natural gas, all of which have been acquired within the last fourteen months. The Company plans to continue to look for oil and natural gas investments and will use a combination of debt and equity financing to fund the acquisitions. The Company expects to also incur costs related to evaluating and acquiring oil and natural gas acquisitions for the foreseeable future. It is expected that management will attempt to raise additional capital for future investment and working capital opportunities.
Compensation of Officers and Employees
As of September 30, 2019, the Company had two employees.  No independent Board members received compensation from the Company in the first nine months of 2019 or 2018.    For the nine months ended September 30, 2019, the Company paid Mr. Morrisett $179,950 and Mr. Pritchard $183,950 for services rendered, excluding the value of options.  For the nine months ended September 30, 2018, the Company paid Mr. Morrisett $101,400 and Mr. Pritchard $101,962  for services rendered. In addition, as of September 30, 2019 Mr. Pritchard has outstanding advances of $33,017.

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

Inventory Inventory consists of oil in tanks which has not been delivered and is valued at the contract price to the buyer and pipe which has not yet been put into production.
Revenue recognition.  The Company recognizes revenues from the sales of oil and natural gas to its customers and presents them disaggregated on the Company's consolidated statements of operations. The Company enters into contracts with customers to sell its oil and natural gas production. Revenue on these contracts is recognized in accordance with the five-step revenue recognition model prescribed in ASC 606. Specifically, revenue is recognized when the Company's performance obligations under these contracts are satisfied, which generally occurs with the transfer of control of the oil and natural gas to the purchaser. Control is generally considered transferred when the following criteria are met: (i) transfer of physical custody, (ii) transfer of title, (iii) transfer of risk of loss and (iv) relinquishment of any repurchase rights or other similar rights. Given the nature of the products sold, revenue is recognized at a point in time based on the amount of consideration the Company expects to receive in accordance with the price specified in the contract. Consideration under the oil and natural gas marketing contracts is typically received from the purchaser one to two months after production. At September 30, 2019, the Company had receivables related to contracts with customers of approximately $880,000.

Fair value measurements.  The Financial Accounting Standards Board ("FASB") fair value measurement standards define fair value, establish a consistent framework for measuring fair value and establish a fair value hierarchy based on the observability of inputs used to measure fair value.
Convertible debt - The carrying value of the convertible debt approximate fair value as of September 30, 2019. Management's estimates are based on the assessment of qualitative factors that are considered Level 3 measurements in the fair value hierarchy as required by FASB ASC 820.
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
The aggregate capitalized costs of oil and natural gas properties as of September 30, 2019, are as follows:

Proved producing wells	$3,900,739
Proved undeveloped	2,232,458
Lease and well equipment	1,106,342
Asset retirement obligation	3,629,491
Unproved leasehold costs	9,121
Gross capitalized costs	10,878,151
Less: accumulated depreciation and depletion	(1,664,059)
$9,214,092

Other property and equipment consists of office furniture and equipment.
Oher property and equipment, at cost	$14,456
Less: accumulated depreciation	(1,046)
Oher property and equipment, net	13,410

4.	ACQUISITION OF WARHORSE OIL AND NATURAL GAS PROPERTIES

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
The Company had been operating the two wells for Business First since July 2018. Both wells combined produce approximately 31 barrels of oil per day. Working interest purchased by the Company is 48.2% on the Jay Butler No. 1 well and 45% in the Richard No. 1 well.
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
The oil and natural gas properties purchased from EnergyQuest include 184 wells in Montana and North Dakota currently producing approximately 375 barrels of oil equivalent (BOE) per day, and Empire operates 139  of such wells. Engineering reports for the properties estimate proved developed reserves  2,874 Mbbls of oil and 13.8 MMcf of natural gas.

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

The Company uses derivative financial instruments to manage its exposure to commodity price fluctuations.  Commodity derivative instruments are used to reduce the effect of volatility of price changes on the oil and natural gas the Company produces and sells.  The Company’s derivative financial instruments consist of oil and natural gas swaps.
The Company does not enter into derivative financial instruments for speculative or trading purposes.
The Company does not designate its derivative instruments to qualify for hedge accounting. Accordingly, the Company reflects changes in the fair value of its derivative instruments in its consolidated statements of operations as they occur. Unrealized gains and losses related to the swap contracts are recognized and recorded as an asset or liability on the Company’s balance sheet.

The following table summarizes the net realized and unrealized amounts reported in earnings related to the commodity derivative instruments for the nine months ended September 30, 2019 and 2018:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Gain on derivatives:
Oil derivatives	$492,530	$—	$917,482	$—
Natural gas derivatives	332	—	7,749	—
Total	$492,862	$—	$925,231	$—

The following represents the Company’s net cash receipts from derivatives for the nine months ended September 30, 2019 and 2018:
	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net cash received from payments on derivatives
Oil derivatives	$156,820	$—	$250,323	$—
Natural gas derivatives	6,846	—	11,557	—
Total	$163,666	$—	$261,880	$—

The following table sets forth the Company’s outstanding derivative contracts at September 30, 2019.  All of the Company’s derivatives are expected to settle by August 31, 2021:
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2019
Oil Swaps:
Volume (MBbl)	—	—	—	24.58
Price per Bbl	—	—	—	$61.37

2020
Oil Swaps:
Volume (MBbl)	23.41	23.17	22.94	20.94
Price per Bbl	$60.32	$59.53	$58.26	$55.09

2021
Oil Swaps:
Volume (MBbl)	15.51	6.69	4.50	—
Price per Bbl	$49.29	$49.25	$49.11	—

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
On December 31, 2018, the Company and investors for all of the Senior Unsecured Convertible Promissory Notes (the Notes) entered into amended agreements whereby the maturity dates for the notes maturing December 31, 2018 were extended to December 31, 2019, the conversion feature of the notes was modified from $0.15 per share of common stock to $0.10 per share. Additionally, the Warrant Certificates to purchase shares of common stock of the Company, which were issued as a part of the original agreements, were repriced from $0.25 per share to $0.15 per share. The value allocated to the Warrant Certificates modification was the fair value determined using the Black-Scholes option valuation with the following assumptions: no dividend yield, expected annual volatility of 167%, risk free interest rate of 2.63% and an expected useful life of 12 months.  The change in fair value of the Warrant Certificates as a result of the modifications of $139,985 was allocated to Paid in Capital and included as an expense in 2018.  The Notes conversion features were equivalent to their intrinsic value at the date of modification. The remaining Debt Issue Costs as of September 30, 2019, from the original notes which mature at December 31, 2019, of $1,449 will be amortized as interest expense over the remaining life of the Notes.
The following table reflects the composition of convertible notes as of September 30:

	2019			2018
	Current	Long Term	Total	Total
Convertible Notes Outstanding	$152,500	$—	$152,500	$260,000
Debt Issue Costs – Warrants and Conversion Feature	(1,449)	—	(1,449)	(27,673)

Convertible Notes Outstanding, Net	$151,051	$—	$151,051	$232,327

In the second quarter of  2019, three of the Senior Unsecured Promissory Note investors exercised the conversion feature and converted their $107,500 notes for 1,075,000 shares of the Company's common stock.

8. EQUITY
Diluted Earnings per Share ("EPS") gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses.  As a result, if there is a loss from continuing operations, Diluted EPS is computed in the same manner as Basic EPS.  At September 30, 2019 and 2018, the Company had 5,004,167 and 4,167 respectively, options outstanding that were not included in the calculation of earnings per share for the periods then ended.  Such financial instruments may become dilutive and would then need to be included in future calculations of Diluted EPS.  At September 30, 2019 and 2018, the outstanding options were considered anti-dilutive since the strike prices were above the market price and since the Company has incurred losses year to date.
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
The following table sets forth a summary of our production and operating data for the nine months ended September 30, 2019. The Company had no production prior to August 2018. Because of normal production declines, increased or decreased drilling activities, fluctuations in commodity prices and the effects of acquisitions or divestitures, the historical information presented below should not be interpreted as being indicative of future results.

	Three months ended September 30, 2019	Nine months ended September 30, 2019
Production and operating data:
Net production volumes:
Oil (Bbl) (a)	34,276	76,687
Natural gas (Mcf) (b)	10,501	33,555
Total (Boe) (c)	36,026	82,280

Average price per unit:
Oil (Bbl) (a)	$52.92	$54.03
Natural gas (Mcf) (b)	$3.14	$2.98
Total (Boe) (c)	$51.27	$51.57

(a) Bbl – One stock tank barrel, of 42 U.S. gallons liquid volume, used herein in reference to oil, condensate or natural gas liquids.
(b) Mcf – One thousand cubic feet of natural gas
(c)   Boe – One barrel of oil equivalent, a standard convention used to express oil and natural gas volumes on a comparable oil equivalent basis. Natural gas equivalents are determined under the relative energy content method by using the ratio of 6.0 Mcf of natural gas to 1.0 Bbl of oil or condensate.

Operating costs and expenses per Boe:
Oil and natural gas production	$43.79	$36.11
Production taxes	$3.05	$3.15
Depreciation, depletion, amortization and accretion	$23.11	$21.67
General and administrative	$13.04	$38.00

THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2019 COMPARED TO THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2018.

For the three months ended September 30, 2019 and 2018, revenues were $ 1,695,264 and $24,277 respectively.  The Company purchased its first oil and natural gas properties on September 27, 2018, so only four days of production occurred prior to September 30, 2018 compared to a full three months of production in 2019.

Operating expenses, production taxes, depreciation and depletion and amortization and accretion increased to $2,519,942 cumulatively for the three months ended September 30, 2019 from $30,422 for the same period in 2018.  The increase was due to only four days of production costs in the period ended September 30, 2018.
Gain on derivatives, net increased to $492,862 for the three months ended September 30, 2019, from $0 in the same period due to decrease in oil prices since the agreements were entered into or since March, 31, 2019 for those contracts in existence at that date. The Company had no derivatives during the three months ended September 30, 2018.
General and administrative expenses increased by $264,395 to $469,792 for the three months ended September 30, 2019, from $205,397 for the same period in 2018. The increase was primarily due to wages, professional fees and insurance associated with administration of oil and natural gas properties and travel related to the acquisition of oil and natural gas properties in 2019.
Interest expense was $145,345 and $22,032 for the three months ended September 30, 2019 and 2018, respectively.  The increase in interest expense of $123,313  resulted primarily from the debt issued to acquire oil and natural gas properties in 2018 and 2019.
For the reasons discussed above, net loss increased by $713,379  from $(233,574) for the three months ended September 30, 2018, to $(946,953) for the three months ended September 30, 2019.
NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2019 COMPARED TO NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2018.
For the nine months ended September 30, 2019 and 2018, revenues were $ 4,016,232 and $24,277 respectively.  The Company purchased its first oil and natural gas properties on September 27, 2018, so only four days of production occurred prior to September 30, 2018 compared to a full nine months of production in 2019.
Operating expenses, production taxes, depreciation and depletion and amortization and accretion increased to $5,013,319 cumulatively for the nine months ended September 30, 2019 from $30,422 for the same period in 2018.  The increase was due to only four days of production costs in the period ended September 30, 2018 caused by the Company’s first acquisition closing on September 27, 2018, compared to a full nine months of production in 2019.
Gain on derivatives, net increased to $925,231 for the nine months ended September 30, 2019, from $0 in the same period due to decrease in oil prices since the agreements were entered into, or since December 31, 2018 for those contracts in existence at that date. The Company had no derivatives during the nine months ended September 30, 2018.
General and administrative expenses increased by $2,483,927 to $3,126,403 for the nine months ended September 30, 2019, from $642,476 for the same period in 2018. The increase was primarily due to options and warrants granted, wages and professional fees associated with administration of oil and natural gas properties and travel fees related to the acquisition of oil and natural gas properties and capital raises in 2019.
Interest expense was $342,256 and $61,505 for the nine months ended September 30, 2019 and 2018, respectively.  The increase in interest expense of $280,751  resulted primarily from the debt issued to acquire oil and natural gas properties in 2018 and 2019.
For the reasons discussed above, net loss increased by $2,830,389 from $(710,126) for the nine months ended September 30, 2018, to $(3,540,515) for the nine months ended September 30, 2019.

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
In June 2016, the FASB issued ASU 2016-13: “Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments.”  This ASU requires entities to measure all expected credit losses for most financial assets held at the reporting date based on an expected loss model which includes historical experience, current conditions, and reasonable and supportable forecasts.  Entities will now use forward-looking information to better form their credit loss estimates.  This ASU also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio.  ASU 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal periods.  Entities may adopt earlier as of the fiscal year beginning after December 15, 2018, including interim periods within those fiscal years.  We are currently in the process of evaluating this new standard update; the Company’s accounts receivable are from oil and natural gas sales and are generally received soon after the sale.

LIQUIDITY AND CAPITAL RESOURCES
GENERAL
As of September 30, 2019, the Company had $18,076 of cash.  The Company expects to incur costs related to future oil and natural gas acquisitions for the foreseeable future. It is expected that management will attempt to raise additional capital for future investment and working capital opportunities.

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

Empire Petroleum Corporation

Date:	November 14, 2019	By:	/s/ Michael R. Morrisett
Michael R. Morrisett
President
(principal financial officer)

Date:	November 14, 2019	By:	/s/ Thomas Pritchard
Thomas Pritchard
Chief Executive Officer

EXHIBIT INDEX

NO.	DESCRIPTION

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