Form 10-K
period 2019-12-31
EMPIRE PETROLEUM CORP
filed 2020-03-30
CIK 887396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-K

_________________

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

 OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

1203 East 33rd Street Suite 250 Tulsa, OK 74105
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

☐ Yes   ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☑ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☑
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates, based upon the average bid and asked prices of the registrant’s Common Stock on the last business day of the registrant’s most recently completed fiscal quarter was $3,462,437.

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of March 30, 2020 was 21,392,277.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EMPIRE PETROLEUM CORPORATION

FORM 10-K

PART I

ITEM 1. BUSINESS.

Background

Empire Petroleum Corporation, a Delaware corporation, was incorporated in the State of Utah in August 1983 under the name Chambers Energy Corporation and domesticated in Delaware in March 1985 under the name Americomm Corporation.  The name was changed to Americomm Resources Corporation in July 1995.  On May 29, 2001, Americomm Resources Corporation acquired Empire Petroleum Corporation, which became a wholly owned subsidiary of Americomm Resources Corporation.  On August 15, 2001, Americomm Resources Corporation and Empire Petroleum Corporation merged and the resulting entity’s name was changed to Empire Petroleum Corporation. Empire Petroleum Corporation has two wholly owned subsidiaries, Empire Louisiana LLC (“Empire Louisiana”) and Empire North Dakota LLC (“Empire North Dakota”). The consolidated financial statements of Empire Petroleum Corporation and subsidiaries (“Empire”, the “Company”, “we”) include the accounts of the Company and its wholly owned subsidiaries.

Business and Properties

On March 28, 2019, the Company purchased oil producing properties from EnergyQuest II, LLC (“EnergyQuest”) for a purchase price of $5,418,653. The effective date of the transaction was January 1, 2019. After certain adjustments related to the effective date, the total proceeds paid to EnergyQuest were $5,646,126.  Such proceeds were paid from borrowing on notes payable and sales of unregistered securities of the Company.

The oil and natural gas properties purchased from EnergyQuest include 184 wells in Montana and North Dakota currently producing approximately 375 barrels of oil equivalent (BOE) per day, and Empire operates 139 of such wells. Engineering reports for the properties estimate proved developed reserves 2,874 Mbbls of oil and 13.8 MMcf of natural gas.

On June 10, 2019, the Company received a process verbal and related sheriff’s deed dated as of May 29, 2019 (the “Sheriff’s Deed”) pertaining to two wells in St. Landry Parish purchased from Business First Bancshares, Inc. d/b/a Business First Bank (“Business First”). Pursuant to the Sheriff’s Deed, the Company acquired certain oil and natural gas properties located in St. Landry Parish, Louisiana, including operated working interest in two producing wells. The Company purchased Business First’s position as the superior lienholder and seizing creditor of such oil and natural gas properties, which were owned by Warhorse Oil & Gas, LLC, for $450,000 plus $16,993 sheriff fees. The payment was paid from loan proceeds.

On August 28, 2018, the Company purchased oil producing properties from Cardinal Exploration and Production Company (“Cardinal”) for a purchase price of $323,000.  The effective date of the transaction was June 1, 2018.  After certain adjustments related to the effective date, the total proceeds paid to Cardinal were $293,966.  Such proceeds were paid from sales of unregistered securities of the Company. The oil and gas properties purchased from Cardinal include four active operated wells in Louisiana, including one saltwater disposal well, and Empire’s working interests in the wells are 100%.

On September 20, 2018, the Company purchased oil and natural gas properties from Exodus Energy, Inc. (“Exodus”) for a purchase price of $969,042.  Post close adjustments reduced the purchase price to $959,338. The effective date of the transaction was August 1, 2018.  Such proceeds were paid from loan proceeds and sales of unregistered securities. The oil and gas properties include 1,500 gross developed and undeveloped acres and eight wells. The Company’s working interests in the wells range from 50% to 90%.

On October 29, 2018, the Company purchased oil and natural gas properties from Riviera Upstream, LLC formerly known as Linn Energy Holdings, LLC (“Riviera”) for a purchase price of $205,000.  Post close adjustments reduced the purchase price to $162,273.The effective date of the transaction was October 1, 2018.  The oil and natural gas properties purchased include non-operated working interest in four producing wells and two salt water disposal wells in which the Company already owned an operated interest.

All of the Company’s producing properties are located in Louisiana, North Dakota, and Montana. As of December 31, 2019, such properties were producing approximately 420 net barrels of oil equivalent (BOE) per day.

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

For 2019, revenues from oil and natural gas sales to three customers accounted for 96% of our total operating revenues. For 2018, two customers accounted for 100% of total operating revenue. While the loss of these purchasers may result in a temporary interruption in sales of, or a lower price for, our production, we believe that the loss of these purchasers would not have a material adverse effect on our operations, as there are alternative purchasers in our producing region.

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

Oil and Natural Gas Reserves

The estimates of our proved reserves at December 31, 2018 and 2019, all of which were located in the United States, were based on evaluations prepared by an independent petroleum engineering firm. Reserves were estimated in accordance with guidelines established by the SEC and the Financial Accounting Standards Board (the “FASB”).

The following table represents the Company’s oil and natural gas reserves at December 31, 2019.

	Oil	Natural Gas
	(Mbbl)	(MMcf)
Proved developed	2,216.30	403.59
Proved undeveloped Proved behind pipe	1,310.79 102.98	0 0
Proved shut in	12.87	0.05
Total Proved	3,642.94	403.64

Investment in Masterson West II

On December 22, 2016, the Company entered into a subscription and contribution agreement with Masterson West, LLC (“Masterson West”) (the “Contribution Agreement”) relating to the newly formed Masterson West II, LLC, a Texas limited liability company (“Masterson West II”).   Pursuant to the Contribution Agreement, among other things, (a) at the initial closing, the Company agreed to contribute 2,000,000 shares of its common stock, par value $0.001 per share (the “Common Stock”), to Masterson West II, along with an additional 38,000,000 shares of Common Stock and (b) at the final closing, Masterson West had an obligation to contribute certain oil and gas properties (the “Contributed Properties”) to Masterson West II in exchange for the Company contributing cash of not less than $9,000,000 and up to $18,000,000 to Masterson West II.  The final closing was scheduled to occur no later than April 1, 2017. Also on December 22, 2016, the Company entered into a limited liability agreement of Masterson West II with Masterson West (the “LLC Agreement”).  On February 18, 2017, Gary C. Adams, the majority owner of Masterson West unexpectedly passed away. As a result of this development, the transactions were not consummated. On December 1, 2018, the Company and Masterson West agreed to terminate and unwind the Contribution Agreement in a manner as if the parties had never entered into the Contribution Agreement. As a result of the Termination Agreement, in 2018 the Company has reversed its $300,000 investment in Masterson West II and the related common stock subscription and paid in capital.

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

Employees

The Company has three employees.   Thomas Pritchard serves as the Company’s Chief Executive Officer. Michael Morrisett serves as the Company’s President.

For the years ended December 31, 2019 and 2018, the Company paid Mr. Morrisett $238,450 and $156,400 respectively, for services rendered. The Company paid Mr. Pritchard $242,450 and $156,400 in 2019 and 2018 respectively for services rendered as Chief Executive Officer. For the year ended December 31, 2018, Mr. Pritchard’s firm was paid $24,200 for professional services.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.   PROPERTIES.

In 2019, the Company, through its subsidiary, Empire North Dakota, LLC, purchased oil and natural gas properties in North Dakota and Montana. The acquisitions added approximately 20,700 developed and undeveloped acres to the Company’s portfolio.

In 2018, the Company, through its subsidiary, Empire Louisiana, LLC, purchased oil and natural gas properties in three transactions in St. Landry and Beauregard parishes in Louisiana. The acquisitions added approximately 3,000 developed and undeveloped acres to the Company’s portfolio.

The following table sets forth a summary of our production and operating data for the years ended December 31, 2019 and 2018. The Company had no production prior to August 2018 and the table only includes information for the portion of 2018 in which the Company owned the properties. Because of normal production declines, increased or decreased drilling activities, fluctuations in commodity prices and the effects of acquisitions or divestitures, the historical information presented below should not be interpreted as being indicative of future results.

	Year ended December 31, 2019	Year ended December 31, 2018
Production and operating data:
Net production volumes:
Oil (Bbl)	112,971	4,284
Natural gas (Mcf)	40,714	12,111
Total (Boe)	119,756	6,302

Average price per unit:
Oil (a)	$53.37	$70.29
Natural gas (a)	$2.95	$3.05
Total (Boe)	$51.35	$52.89

Operating costs and expenses per Boe:
Oil and natural gas production	$36.22	$18.45
Production and ad valorem taxes	$3.17	$3.36
Depreciation, depletion, amortization and accretion	$30.54	$2.77
General & administrative	$30.35	$194.63

(a)	Includes the effect of net cash receipts (payments on) derivatives.

At December 31, 2019, the Company has 145 producing wells of which it operates 120. At December 31, 2018 the Company had 9 wells, all of which it operated.

The Company has no wells in process as of December 31, 2019, or 2018 and had no drilling activity during the year.

The Company has no delivery commitments for oil or natural gas.

ITEM 3.   LEGAL PROCEEDINGS.

As of December 31, 2019, the Company was not subject to any legal proceedings.

ITEM 4.   MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Company’s Common Stock is traded on the OTCQB under the symbol “EMPR”.

The following table sets forth the high and low bid information for the Company’s common stock during the time periods indicated.

Year ended December 31, 2018:

Quarter	High	Low
03/31/18	$0.30	$0.10
06/30/18	$0.25	$0.11
09/30/18	$0.40	$0.13
12/31/18	$0.25	$0.10

Year ended December 31, 2019:

03/31/19	$0.39	$0.10
06/30/19	$0.75	$0.20
09/30/19	$0.35	$0.13
12/31/19	$0.20	$0.11

Quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

At December 31, 2019, there were approximately 200 stockholders of record of the Company’s Common Stock.

Dividends

The Company has never paid cash dividends on its Common Stock. The Company intends to retain future earnings for use in its business and, therefore, does not anticipate paying cash dividends on its Common Stock in the foreseeable future.

ITEM 6.   SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove to be correct. Factors that could cause results to differ materially from the results discussed in such forward-looking statements include:

•	the need for additional capital,

•	the costs expected to be incurred in exploration and development,

•	unforeseen engineering, mechanical or technological difficulties in drilling wells,

•	uncertainty of exploration results,

•	operating hazards,

•	competition from other natural resource companies,

•	the fluctuations of prices for oil and gas,

•	the effects of governmental and environmental regulation, and

•	general economic conditions and other risks described in the Company’s filings with the Securities and Exchange Commission (the “SEC”).

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

For the past three years, the Company has financed its operations significantly from sales of its equity securities and convertible notes issued to individual investors.  There is no assurance that the Company will be able to continue to finance its operations through the sale of its equity securities, or through loans or advances by third parties. For the past two years, in addition to sales of equity securities and convertible notes, the Company has utilized bank note payable financing to fund property acquisitions and operations. There is no assurance that the Company will be able to obtain debt financing in the future.

 In 2019 and 2018, the Company acquired certain oil and gas properties. However, the Company reported losses of $(6,654,602) and $(1,017,131) for the years ended December 31, 2019 and 2018, respectively. The Company also had an accumulated deficit of $(23,782,948) as of December 31, 2019. The Company can provide no assurance that it will be profitable in the future and, if the Company does not become profitable, it may have to suspend its operations. As a result of the foregoing, the audit report of the Company’s independent registered public accounting firm relating to the Company’s financial statements has been modified because of a going concern uncertainty.  If the Company is able to raise the funds necessary to continue its operations, its future performance will be dependent on the success of its investments. The failure of drilling activities to achieve sufficient quantities of economically attractive reserves and production would have a material adverse effect on the Company’s liquidity, operations and financial results.

A substantial or extended decline in oil and natural gas prices may adversely affect our business, financial condition or results of operations and our ability to meet our capital expenditure obligations and financial commitments.

The price we receive for our oil and natural gas production heavily influences our revenue, profitability, access to capital and future rate of growth. Oil and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the markets for oil and natural gas have been volatile. These markets will likely continue to be volatile in the future. The prices we receive for our production, and the levels of our production, depend on numerous factors beyond our control. These factors include, but are not limited to, the following:

● changes in global supply and demand for oil and natural gas, which has recently been negatively affected by concerns about the impact of COVID-19;

● the price and quantity of imports of foreign oil and natural gas;

● political conditions, including embargoes, in or affecting other oil-producing activity;

● the level of global oil and natural gas exploration and production activity;

● the level of global oil and natural gas inventories;

● weather conditions;

● technological advances affecting energy consumption; and

● the price and availability of alternative fuels.

Lower oil and natural gas prices may not only decrease our revenues on a per unit basis but also may reduce the amount of oil and natural gas that we can produce economically. Lower prices also negatively impact the value of our proved reserves. The recent drop in the price of oil has forced the Company, as well as other operators, to re-evaluate our current capital expenditure budget and make changes accordingly that we believe are in the best interest of the Company and its stockholders. A substantial or extended decline in oil or natural gas prices may materially and adversely affect our future business, financial condition, results of operations, liquidity or ability to finance planned capital expenditures.

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

Our producing properties and proved reserves are concentrated in North Dakota, Montana and Louisiana, making us vulnerable to risks associated with operating in one major geographic area.

Our producing properties are geographically concentrated in North Dakota, Montana and Louisiana. At December 31, 2019, all of our total estimated proved reserves were attributable to properties located in these areas. As a result of this concentration, we are exposed to the impact of regional supply and demand factors, delays or interruptions of production from wells in this area caused by governmental regulation, processing or transportation capacity constraints, market limitations, severe weather events, water shortages or other drought related conditions or interruption of the processing or transportation of oil or natural gas.

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

Therefore, Standardized Measure and PV-10 included in this report should not be construed as accurate estimates of the current fair value of our proved reserves. Our reserve estimates and our computation of future net cash flows at December 31, 2019 are based on SEC pricing of (i) $ 53.27 per Bbl oil price and (ii) $ 2.58 per MMBtu natural gas price.

Climate change legislation, regulations restricting emissions of “greenhouse gases” (GHG’s) or legal or other action taken by public or private entities related to climate change could result in increased operating costs and reduced demand for the oil and natural gas that we produce.

In response to findings that emissions of carbon dioxide, methane and other greenhouse gases present an endangerment to public health and the environment, the EPA has issued regulations to restrict emissions of GHGs under existing provisions of the CAA. These regulations include limits on tailpipe emissions from motor vehicles and preconstruction and operating permit requirements for certain large stationary sources. The EPA has also adopted rules requiring the reporting of GHG emissions from specified large GHG emission sources in the United States, as well as certain onshore oil and natural gas production facilities, on an annual basis, including GHG emissions resulting from the completion and workover operations of hydraulically fractured oil wells. Recent federal regulatory action with respect to climate change has focused on methane emissions. For example, in June 2016, the EPA finalized new air emission controls for emissions of methane from certain equipment and processes in the oil and natural gas source category, including production, processing, transmission and storage activities. The final rule package includes first-time standards to address emissions of methane from equipment and processes across the source category, including hydraulically fractured oil and natural gas well completions, and also imposes leak detection and repair requirements on operators. However, in June 2017, the EPA proposed a two year stay of fugitive emissions monitoring requirements, pneumatic pump standards, and closed vent system certification requirements in the 2016 rule while it reconsiders these aspects of the rule. Additionally, on September 11, 2018, the EPA proposed targeted improvements to the 2016 rule, including amendments to the rule’s fugitive emissions monitoring requirements, and expects to “significantly reduce” the regulatory burden of the rule in doing so. The BLM finalized similar rules in November 2016 that limit methane emissions from new and existing oil and natural gas operations on federal lands through limitations on the venting and flaring of gas, as well as enhanced leak detection and repair requirements but then finalized a revised rule in 2018 which scaled back the waste prevention requirements of the 2016 rule. Environmental groups have sued in federal district court to challenge the legality of aspects of the revised rule, and the outcome of this litigation is currently uncertain. These methane emission rules have the potential to increase our compliance costs.

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

The adoption of legislation or regulatory programs to reduce emissions of GHGs could require us to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or to comply with new regulatory or reporting requirements. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, the oil and natural gas we produce. Consequently, legislation and regulatory programs to reduce emissions of GHGs could have an adverse effect on our business, financial condition and results of operations. Reduced demand for the oil and natural gas that we produce could also have the effect of lowering the value of our reserves. It should also be noted that some scientists have concluded that increasing concentrations of GHGs in the earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events. If any such effects were to occur, they could have an adverse effect on our financial condition and results of operations. In addition, there have also been efforts in recent years to influence the investment community, including investment advisors and certain sovereign wealth, pension and endowment funds promoting divestment of fossil fuel equities and pressuring lenders to limit funding to companies engaged in the extraction of fossil fuel reserves. Such environmental activism and initiatives aimed at limiting climate change and reducing air pollution could interfere with our business activities, operations and ability to access capital. Finally, increasing attention to the risks of climate change has resulted in an increased possibility of lawsuits or investigations brought by public and private entities against oil and natural gas companies in connection with their GHG emissions. Should we be targeted by any such litigation or investigations, we may incur liability, which, to the extent that societal pressures or political or other factors are involved, could be imposed without regard to the causation of or contribution to the asserted damage, or to other mitigating factors. The ultimate impact of GHG emissions-related agreements, legislation and measures on our company’s financial performance is highly uncertain because the Company is unable to predict with certainty, for a multitude of individual jurisdictions, the outcome of political decision-making processes and the variables and tradeoffs that inevitably occur in connection with such processes.

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

The oil and natural gas industry is capital intensive. We make and expect to continue to make substantial capital expenditures for the acquisition, exploration and development of oil and natural gas reserves. At December 31, 2019, we had approximately $7.8 million of debt outstanding under our Credit Facility, and we had approximately $.7 million of unused commitments under our Credit Facility. Expenditures for acquisition, exploration and development of oil and natural gas properties are the primary use of our capital resources. We intend to finance our future capital expenditures through borrowings under our Credit Facility. However, our cash flow from operations and access to capital are subject to a number of variables, including:

-	the volume of oil and natural gas we are able to produce from existing wells;

-	our ability to transport our oil and natural gas to market;

-	the prices at which our commodities are sold;

-	the costs of producing oil and natural gas;

-	global and domestic demand for oil and natural gas

-	global credit and securities markets;

-	the ability and willingness of lenders and investors to provide capital and the cost of the capital;

-	our ability to acquire, locate and produce new reserves;

-	the impact of potential changes in our credit ratings; and

-	our proved reserves.

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

We have substantial indebtedness and may incur substantially more debt. Higher levels of indebtedness makes us more vulnerable to economic downturn and adverse developments in our business

We had approximately $7.8 million of outstanding aggregate principal indebtedness at December 31, 2019. At December 31, 2019, commitments from our bank group were $8.5 million, of which approximately $ .7 million was unused commitments. We continue to review our existing indebtedness, and we may seek to repay, refinance, repurchase, redeem, exchange or otherwise terminate our indebtedness. If we do seek to refinance our existing indebtedness, there can be no guarantee that we would be able to execute the refinancing on favorable terms or at all.

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

At December 31, 2019, we had approximately $12.4 million of federal NOL carryforwards available to offset against future taxable income. Utilization of any NOL depends on many factors, including our ability to generate future taxable income, which cannot be assured.

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

The Company currently depends on the Company’s President and Chief Executive Officer.

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

There can be no assurance that the Common Stock will trade at or above any particular price in the public market, if at all. The trading price of the Common Stock could be subject to significant fluctuations in response to variations in quarterly operating results or even mild expressions of interest on a given day. Accordingly, the Common Stock could experience substantial price changes in short periods of time. Even if the Company is performing according to its plan and there is no legitimate company-specific financial basis for this volatility, it must still be expected that substantial percentage price swings will occur in the Company’s Common Stock for the foreseeable future

The Company does not expect to declare or pay any dividends in the foreseeable future.

The Company has not declared or paid any dividends on its Common Stock. The Company currently intends to retain future earnings to fund the development and growth of its business, to repay indebtedness and for general corporate purposes, and therefore, does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.

The Company’s operations may be subject to the COVID pandemic

In early March 2020, there was a global outbreak of COVID-19 that has resulted in changes in global supply and demand of certain mineral and energy products. These changes, including a potential economic downturn and any potential resulting direct and indirect negative impact to the Company cannot be determined, but they could have a prospective material impact to the Company’s acquisition and project development activities, and cash flows and liquidity.

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

TWELVE MONTH PERIOD ENDED DECEMBER 31, 2019, COMPARED TO TWELVE MONTH PERIOD ENDED DECEMBER 31, 2018

For the twelve months ended December 31, 2019, and 2018, revenues from oil and natural gas sales were $5,825,446 and $352,374 respectively.  The Company purchased additional properties in North Dakota and Montana in 2019 and had production from Louisiana properties for the full year in 2019.

Operating expenses, production taxes, depreciation, depletion and amortization and accretion increased to $8,375,197 cumulatively for the twelve months ended December 31, 2109 from $154,938 for the same period in 2018. The increase was due to the acquisition of additional producing oil and natural gas properties in 2019 and full year production from the Louisiana properties in 2019.

Unrealized gain on derivatives decreased to $33,643 for the twelve months ended December 31, 2019 from $113,081 in the same period in 2018 due to changes in oil prices since the agreements were entered into.

General and administrative expenses increased by $2,408,422 to $3,634,887 for the twelve months ended December 31, 2019, from $1,226,465 for the same period in 2018. The increase was primarily due to noncash stock options and warrants issued in the amount of $1,491,630 in 2019 and travel and professional fees related to the acquisition of oil and natural gas properties and capital raises in 2019.

Interest expense was $503,607 and $101,183 for the twelve months ended December 31, 2019 and 2018, respectively.  The increase in interest expense of $402,424 resulted primarily from the debt issued to acquire oil and natural gas properties in 2019.

For the reasons discussed above, net loss increased $5,637,471 to $(6,654,602) for the twelve months ended December 31, 2019 from $(1,017,131) for the twelve months ended December 31, 2018.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

As of December 31, 2019, the Company had no cash on hand and approximately $700,000 available on its bank line of credit.  The Company expects to incur costs related to future oil and natural gas acquisitions for the foreseeable future.  It is expected that management will attempt to raise additional capital and seek additional debt financing for future investment opportunities and working capital requirements.

In 2019, the Company generated $1,141,836 of cash from oil and natural gas activities after deducting cash operating costs and production taxes. Of the lease operating costs incurred in 2019, a portion were nonrecurring relating to the acquired properties. A significant amount of the general and administrative cash costs of $2,143,257, after deducting the noncash stock option and warrant expenses, were for locating and closing acquisitions.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements of the Company are set forth on pages 28 through 49 at the end of this Form 10-K.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.   CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation under the supervision of the Company’s Chief Executive Officer and President (principal officer and principal financial officer) of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rules 13a - 15(e) and 15d - 15(e).  Based on this evaluation, the Company’s Chief Executive Officer and President (principal financial officer) concluded that the disclosure controls and procedures as of the end of the period covered by this report are effective.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s Chief Executive Officer and President (principal financial officer) are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended.  The Company’s internal controls were designed to provide reasonable assurance as to the reliability of the Company’s financial reporting and the preparation of the financial statements for external purposes in accordance with generally accepted accounting principles in the United States.

Due to inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of control effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s Chief Executive Officer and President (principal financial officer) made an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019.  In making this assessment, the Company’s Chief Executive Officer and President (principal financial officer) used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992.  Based on this assessment, the Company’s Chief Executive Officer and President (principal financial officer) concluded that as of December 31, 2019, the Company’s internal control over financial reporting is effective based on those criteria.

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

ITEM 9B.   OTHER INFORMATION.

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following lists the directors and executive officers of the Company:

Name	Age	Position
Thomas Pritchard	58	Director and Chief Executive Officer
Michael R. Morrisett	56	Director and President
Anthony N. Kamin	59	Director and Chairman of the Board

__________________________________

Directors hold office until their successors are elected by the stockholders of the Company and qualified.  Executive officers serve at the pleasure of the Board of Directors.

Thomas Pritchard

Thomas Pritchard co-founded Pritchard Griffin Advisors (“PGA”) in 2015 to serve the unique investment banking needs of the energy sector, including upstream, midstream, downstream and renewables. Prior to PGA, he formed Pritchard Energy Advisors, LLC in 2014. From 2012 to 2014, Mr. Pritchard served as Managing Director of the Energy Investment Banking division of Imperial Capital. Prior to this role, Mr. Pritchard served as CEO and Managing Director of Pritchard Capital Partners, which he founded in 2001 and later sold majority ownership in 2011. Over a period of ten years, Pritchard Capital Partners participated in raising over $15 billion in capital for firms in the oil and gas industry and provided trading and research services annually to over 150 energy companies. In 1997, Mr. Pritchard co-founded Offshore Tool and Energy, Inc., an oilfield services company that was sold in 2001. He began his professional career in 1984 with Drexel Burnham Lambert, and later held key roles at Bear Stearns, Jefferies and Johnson Rice. Mr. Pritchard earned his undergraduate degree in Geology from Washington and Lee University.

Michael R. Morrisett

Mr. Morrisett has served as a director of the Company and as the Company’s President since January 19, 2015.  Mr. Morrisett has over 25 years of experience in investment banking and considerable experience in the management of non-operated oil and gas operations.  From April 2014 to May 2017, Mr. Morrisett has served as the Chief Financial Officer and is currently a Director of a privately held media and technology portfolio company based in San Francisco, California. From November 2012 to January, 2018 Mr. Morrisett served Total Energy Partners Funds, an investment fund engaged in the ownership of non-operated oil and gas working interests, in several capacities, including as a partner.  Prior to 2013, Mr. Morrisett served in various executive capacities at other investment banking firms and oil and gas concerns.

Anthony N. Kamin

Anthony N. Kamin serves as the President of Eastwood Investment Management (EIM), which he founded in 2001. EIM is a multi-strategy, multi-asset class family office which has been an active investor in energy and resource companies. Mr. Kamin is the Founder and Executive Chairman of Clean Plate Restaurants Inc. He was a Venture Partner with Venture Strategy Partners from 1998 to 2003 helping launch its venture operations. Mr. Kamin received a Master’s Degree from Yale University in international relations with a concentration in international law in 1985.

Identification of Audit Committee; Audit Committee Financial Expert

As of December 31, 2019, the Company had not established any committees (including an audit committee) because of the small size of its Board of Directors.  As such, the Company does not have an audit committee or an audit committee financial expert serving on such committee.  As of December 31, 2019, the entire Board of Directors essentially serve as the Company’s audit committee.

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

Based solely on review of the copies of such reports furnished to the Company and any written representations that in other reports were required during the year ended December 31, 2019, to the Company’s knowledge, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners during the year ended December 31, 2019 were complied with on a timely basis.

ITEM 11.   EXECUTIVE COMPENSATION.

The Board of Directors does not have a Compensation Committee.

Executive Compensation

For the years ended December 31, 2019 and 8, the Company paid Mr. Morrisett $238,450 and $156,400 respectively, for services rendered. For the years ended December 31, 2019 and 2018, the Company paid Mr. Pritchard $242,450 and $156,400 respectively, for services rendered as Chief Executive Officer. As of December 31, 2019 Mr. Pritchard has an outstanding receivable of $28,017.

Director Compensation

The Board of Directors does not have a Compensation Plan and Board members are not paid for their Board service.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Authorized for Issuance under Equity Compensation Plans

On April 3, 2019, the Board of Directors of the Company adopted the Empire Petroleum Corporation 2019 Stock Option Plan (the “Stock Option Plan”). The total number of shares of common stock that may be issued pursuant to stock options under the Stock Option Plan is 10,000,000. Further, on April 3, 2019 the Company granted Mr. Pritchard and Mr. Morrissett each, options to purchase 2,500,000 shares of common stock of the Company at an exercise price of $0.33 per share.

At the Company’s 2006 Annual Meeting of Stockholders, the stockholders approved the “2006 Stock Incentive Plan”, which authorizes granting up to 5,000,000 options for up to 5,000,000 shares of the Company’s Common Stock. The Plan terminated on June 5, 2016 at the end of its contractual life.

The following table provides certain information relating to the 2019 Stock Option Plan and the 2006 Stock Incentive Plan as of December 31, 2019, adjusted for the 2013 reverse stock split:

	(a)	(b)	(c)
			Number of securities
			remaining available
			for future
	Number of securities		issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options	outstanding options	securities reflected
Plan Category	and rights	and rights	in column (a)

Equity compensation plans
approved by security
holders	4,167	$3.12	—

Equity compensation plans
not approved by security
holders	5,000,000	$0.33	5,000,000

TOTAL	5,004,167		5,000,000

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our Common Stock as of March 30, 2020 for:

* each person who is known to own beneficially more than 5% of our outstanding Common Stock;

* each of our executive officers and directors; and

* all executive officers and directors as a group.

The percentage of beneficial ownership for the following table is based on 21,392,277 shares of Common Stock outstanding as of March 30, 2020.

Unless otherwise indicated below, to the Company’s knowledge, all persons and entities listed below have sole voting and investment power over their shares of Common Stock.

Security Ownership of Certain Beneficial Owners

	Amount and nature of
Name and address of beneficial owner	beneficial ownership	Percent of class (1)
J. C. Whorton, Jr.	1,673,128	7.82%
6657 S. High Drive
Morrison, CO 80465

Puckett Land Company 5460 S. Quebec St., Suite 250 Greenwood Village, CO 80111	10,000,000 (2)	37.89%

(1)   The percentage ownership for each person is calculated in accordance with the rules of the SEC, which provide that any shares a person is deemed to beneficially own by virtue of having a right to acquire shares upon the conversion of options or other rights are considered outstanding solely for purposes of calculating such person’s percentage ownership.

(2)  The total includes 5,000,000 shares of common stock issuable upon the exercise of warrants at $0.15 per share.

Security Ownership of Management

	Amount and nature of
Name and address of beneficial owner	beneficial ownership	Percent of class (1)

Michael R. Morrisett	3,443,128 (2)	14.88%
Director and President
1203 E. 33rd Street, Suite 250
Tulsa, Oklahoma 74105

Anthony Kamin	4,340,971 (3)	17.80%
Director
1203 E. 33rd Street, Suite 250
Tulsa, Oklahoma 74105

Thomas Pritchard Director and Chief Executive Officer	1,750,000 (4)	8.18%
1203 E. 33rd Street, Suite 250
Tulsa, Oklahoma 74105
All current directors and executive officers as a group (3 persons)	9,534,099 (5)	34.18%

(1)   The percentage ownership for each person is calculated in accordance with the rules of the SEC, which provide that any shares a person is deemed to beneficially own by virtue of having a right to acquire shares upon the conversion of options or other rights are considered outstanding solely for purposes of calculating such person’s percentage ownership.

(2)  The total includes 500,000 shares of common stock issuable upon the exercise of a warrant at an exercise price of $0.25 per share and options to purchase 1,250,000 shares of common stock at an exercise price of $0.33 per share.

(3) The total includes 500,000 shares of common stock issuable upon the exercise of a warrant at $0.15 per share and 2,500,000 shares of common stock issuable upon the exercise of a warrant at an exercise price of $0.25 per share.

(4)  The total includes 500,000 shares of common stock issuable upon the exercise of a warrant at $0.25 per share and options to purchase 1,250,000 shares of common stock at an exercise price of $0.33 per share.

(5) The total includes 6,500,000 shares of common stock issuable upon the exercise of warrants and 400,000 shares issuable upon conversion of a convertible note.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Director Independence

Because of the small size of the Company’s Board of Directors, the Company has not established any committees.  Rather, the entire Board acts as, and performs the same functions as, the audit committee, compensation committee and nominating committee, as necessary.  Mr. Morrisett is not considered “independent” within the meaning of Rule 5605(a)(2) of the NASDAQ listing standards.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of the fees billed or to be billed to the Company by HoganTaylor LLP, the Company’s independent registered public accounting firm, for professional services rendered for the fiscal years ended December 31, 2019 and December 31, 2018:

Fee Category	Fiscal 2019 Fees	Fiscal 2018 Fees

Audit Fees (1)	$70,000	$62,500
Audit - Related Fees (2)	88,000	44,000
Tax Fees	—	—
All Other Fees (3)	—	—

Total Fees	$158,000	$106,500

(1)  Audit Fees consist of aggregate fees billed for professional services rendered for the audit of the Company’s annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for the years ended December 31, 2019 and December 31, 2018, respectively.

(2)  Audit-Related fees consist of aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These include work performed for 8K/A filings.

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

2.1

Purchase and Sale Agreement dated as of July 12, 2018, by and between Exodus Energy, Inc. and Empire Louisiana LLC (incorporated herein by reference to Exhibit 2.1 of the Company’s Form 8-K dated July 13, 2018 filed on July 19, 2018).

2.2

Purchase and Sale Agreement dated as of July 23, 2018, by and between Cardinal Exploration and Production Company and Empire Louisiana LLC (incorporated herein by reference to Exhibit 2.1 of the Company’s Form 8-K dated July 23, 2018 filed on July 25, 2018).

2.3

Assignment, Bill of Sale and Conveyance by and between Empire Louisiana LLC and Riviera Upstream, LLC dated October 25, 2018 (incorporated herein by reference to Exhibit 2.1 of the Company’s Form 8-K dated October 29, 2018 filed on November 2, 2018).

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

4.1

Securities Purchase Agreement dated as of August 28, 2018 by and between Empire Petroleum Corporation and Puckett Land Company (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K dated August 28, 2018 filed on September 4, 2018).

4.2

Common Share Warrant Certificate dated as of August 28, 2018 issued by Empire Petroleum Corporation (incorporated herein by reference to Exhibit 10.2 of the Company’s Form 8-K dated August 28, 2018 filed on September 4, 2018).

4.3

Form of Securities Purchase Agreement entered into between Empire Petroleum Corporation and six accredited investors (incorporated herein by reference to Exhibit 10.2 of the Company’s Form 8-K dated September 20, 2018 filed on September 25, 2018).

4.4

Form of Common Share Warrant Certificate entered into by and between Empire Petroleum Corporation and six accredited investors (incorporated herein by reference to Exhibit 10.2 of the Company’s Form 8-K dated September 20, 2018 filed on September 25, 2018).

10.1	2006 Stock Incentive Plan (incorporated herein by reference to Exhibit A to the Company’s 2006 Proxy Statement on Schedule 14A dated May 10, 2006).

10.2	Form of Non-qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K dated June 5, 2006, which was filed on June 9, 2006).
10.3

Form of Non-qualified Stock Option Agreement for Non-employee Directors (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K dated June 5, 2006, which was filed on June 9, 2006).

10.4	Form of Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K dated June 5, 2006, which was filed on June 9, 2006).
10.5	Empire Petroleum Corporation 2019 Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated April 3, 2019, which was filed on April 9, 2019).
10.6	Form of Non-Qualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K dated April 3, 2019, which was filed on April 9, 2019).
10.7

Senior Revolver Loan Agreement dated as of September 20, 2018 by and between Empire Louisiana, LLC and CrossFirst Bank (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K dated September 20, 2018 filed on September 25, 2018).

10.8	First Amendment to Senior Revolver Loan Agreement, dated as of March 27, 2019, by and between Empire Louisiana LLC, Empire North Dakota LLC and CrossFirst Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated March 27, 2019, which was filed on April 2, 2019).

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of Thomas Pritchard, Chief Executive Officer (submitted herewith).

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of Michael R. Morrisett, principal financial officer (submitted herewith).

32.1	Section 1350 Certification of Thomas Pritchard, Chief Executive Officer (submitted herewith).

32.2	Section 1350 Certification of Michael R. Morrisett, principal financial officer (submitted herewith).

101	Financial Statements for XBRL format (submitted herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Empire Petroleum Corporation

Date: March 30, 2020	By:	/s/ Michael R. Morrisett
Name: Michael R. Morrisett
Title: President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas Pritchard	Director and Chief Executive Officer	March 30, 2020
THOMAS PRITCHARD

/s/ Michael R. Morrisett	Director and President	March 30, 2020
MICHAEL R. MORRISETT	(principal financial officer)

/s/ Anthony J. Kamin	Director and Chairman of the Board	March 30, 2020
ANTHONY J. KAMIN

EXHIBIT INDEX

Exhibit No.	Description

2.1	Purchase and Sale Agreement dated as of July 12, 2018, by and between Exodus Energy, Inc. and Empire Louisiana LLC (incorporated herein by reference to Exhibit 2.1 of the Company’s Form 8-K dated July 13, 2018 filed on July 19, 2018).

2.2	Purchase and Sale Agreement dated as of July 23, 2018, by and between Cardinal Exploration and Production Company and Empire Louisiana LLC (incorporated herein by reference to Exhibit 2.1 of the Company’s Form 8-K dated July 23, 2018 filed on July 25, 2018).

2.3

Assignment, Bill of Sale and Conveyance by and between Empire Louisiana LLC and Riviera Upstream, LLC dated October 25, 2018 (incorporated herein by reference to Exhibit 2.1 of the Company’s Form 8-K dated October 29, 2018 filed on November 2, 2018).

3.1	Articles of Incorporation of the Company, as amended (incorporated herein by reference to Exhibit 3.1 of the Company’s Form 10-QSB for the period ended September 30, 1995, which was filed November 6, 1995).

3.2	Certificate of Amendment to Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K dated May 31, 2012, which was filed on June 1, 2012).

3.3	Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company’s Form 10-QSB for the period ended March 31, 1998, which was filed May 15, 1998).

4.1	Securities Purchase Agreement dated as of August 28, 2018 by and between Empire Petroleum Corporation and Puckett Land Company (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K dated August 28, 2018 filed on September 4, 2018).

4.2	Common Share Warrant Certificate dated as of August 28, 2018 issued by Empire Petroleum Corporation (incorporated herein by reference to Exhibit 10.2 of the Company’s Form 8-K dated August 28, 2018 filed on September 4, 2018).

4.3

Form of Securities Purchase Agreement entered into between Empire Petroleum Corporation and six accredited investors (incorporated herein by reference to Exhibit 10.2 of the Company’s Form 8-K dated September 20, 2018 filed on September 25, 2018).

4.4

Form of Common Share Warrant Certificate entered into by and between Empire Petroleum Corporation and six accredited investors (incorporated herein by reference to Exhibit 10.2 of the Company’s Form 8-K dated September 20, 2018 filed on September 25, 2018).

10.1	2006 Stock Incentive Plan (incorporated herein by reference to Exhibit A to the Company’s 2006 Proxy Statement on Schedule 14A dated May 10, 2006).
10.2	Form of Non-qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K dated June 5, 2006, which was filed on June 9, 2006).
10.3

Form of Non-qualified Stock Option Agreement for Non-employee Directors (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K dated June 5, 2006, which was filed on June 9, 2006).

10.4	Form of Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K dated June 5, 2006, which was filed on June 9, 2006).

10.5	Empire Petroleum Corporation 2019 Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated April 3, 2019, which was filed on April 9, 2019).
10.6	Form of Non-Qualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K dated April 3, 2019, which was filed on April 9, 2019).
10.7

Senior Revolver Loan Agreement dated as of September 20, 2018 by and between Empire Louisiana, LLC and CrossFirst Bank (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K dated September 20, 2018 filed on September 25, 2018).

10.8	First Amendment to Senior Revolver Loan Agreement, dated as of March 27, 2019, by and between Empire Louisiana LLC, Empire North Dakota LLC and CrossFirst Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated March 27, 2019, which was filed on April 2, 2019).

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of Thomas Pritchard, Chief Executive Officer (submitted herewith).

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of Michael R. Morrisett, principal financial officer (submitted herewith).

32.1	Section 1350 Certification of Thomas Pritchard, Chief Executive Officer (submitted herewith).

32.2	Section 1350 Certification of Michael R. Morrisett, principal financial officer (submitted herewith).

101	Financial Statements for XBRL format (submitted herewith).

EMPIRE PETROLEUM CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Empire Petroleum Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Empire Petroleum Corporation and subsidiaries (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred significant losses since inception. The Company’s ability to continue as a going concern is dependent upon the existence, discovery, and development of economically recoverable oil and gas reserves and is dependent upon the Company obtaining necessary financing to carry out its exploration and development program. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/HoganTaylor LLP

We have served as the Company’s auditor since 2003.

Tulsa, Oklahoma

March 30, 2020

EMPIRE PETROLEUM CORPORATION

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2019 AND 2018

	2019	2018
ASSETS

Current assets:
Cash	$—	$84,631
Accounts receivable – oil and natural gas sales and other	982,814	124,577
Inventory	476,305	—
Unrealized gain on derivative instruments	—	113,081
Prepaids	247,718	45,214
Total current assets	1,706,837	367,503

Oil and natural gas properties, successful efforts	12,660,457	1,645,297
Less: accumulated depreciation and depletion	(3,365,340)	(15,527)
	9,295,117	1,629,770
Other property and equipment, net of $1,830 accumulated depreciation	12,626	—
Total property and equipment	9,307,743	1,629,770

Total assets	$11,014,580	$1,997,273

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$1,025,585	$320,749
Accrued expenses	1,103,916	141,033
Unrealized loss on derivatives	11,861	—
Current portion of long term notes payable	96,704	279,204
Total current liabilities	2,238,066	740,986

Long term portion of unrealized loss on derivatives	211,771	—
Long term notes payable	7,715,118	1,175,820
Asset retirement obligations	5,788,280	230,650
Total liabilities	15,953,235	2,147,456

Stockholders’ equity (deficit):
Common stock - $.001 par value 150,000,000 shares authorized,
20,367,277 and 17,345,609 shares issued and outstanding, respectively	20,367	17,345
Additional paid in capital	18,823,926	16,960,818
Accumulated deficit	(23,782,948)	(17,128,346)
Total stockholders’ equity (deficit)	(4,938,655)	(150,183)

Total liabilities and stockholders’ equity (deficit)	$11,014,580	$1,997,273

See accompanying notes to consolidated financial statements

EMPIRE PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2019 and 2018

	2019	2018
Revenue:
Oil and gas sales	$5,825,446	$352,374
Unrealized gain on derivatives	33,643	113,081
Total Revenue	5,859,089	465,455

Costs and expenses:
Operating	4,337,649	116,288
Taxes – production	379,604	21,194
Depreciation, depletion and amortization	3,351,643	15,527
Accretion of asset retirement obligation	306,301	1,929
General and administrative	3,634,887	1,226,465
	12,010,084	1,381,403
Operating loss	(6,150,995)	(915,948)

Other expense:
Interest expense	(503,607)	(101,183)

Net loss	$(6,654,602)	$(1,017,131)

Net loss per common
share, basic and diluted	$(0.33)	$(0.08)

Weighted average number of
common shares outstanding
basic and diluted	19,867,277	13,150,325

See accompanying notes to consolidated financial statements

EMPIRE PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

Years ended December 31, 2019 and 2018

	Common Stock		Common Stock Subscribed, not	Stock Subscription	Additional Paid in	Accumulated
	Shares	Par Value	yet issued	Receivable	Capital	Deficit	Total

Balances December 31, 2017	8,803,942	$8,803	$3,225	$(5,000)	$16,232,381	(16,111,215)	$128,194

Net loss	—	—	—	—	—	(1,017,131)	(1,017,131)

Termination of Masterson West	—	—	(2,000)	—	(298,000)	—	(300,000)

Shares, options, warrants and conversion features issued	8,541,667	8,542	(1,225)	5,000	1,026,437	—	1,038,754

Balances December 31, 2018	17,345,609	$17,345	$—	$—	$16,960,818	(17,128,346)	(150,183)

Net loss	—	—	—	—	—	(6,654,602)	(6,654,602)

Shares, options, and warrants issued	3,021,668	3,022	—	—	1,863,108	—	1,866,130

Balances December 31, 2019	20,367,277	$20,367	$—	$—	$18,823,926	$(23,782,948)	$(4,938,655)

See accompanying notes to consolidated financial statements

EMPIRE PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2019 and 2018

	2019	2018

Cash flows from operating activities:
Net loss	$(6,654,602)	$(1,017,131)
Adjustments to reconcile net loss to net
cash used in operating activities:
Fair value of options and warrants granted	1,491,630	251,255
Depreciation, depletion and amortization	3,351,644	15,527
Amortization of warrant value and conversion feature on convertible notes	5,796	69,580
Amortization of debt issue costs	43,758
Accretion of asset retirement obligation	306,301	1,929

Change in operating assets and liabilities:
Accounts receivable	(858,236)	(124,577)
Inventory	(37,984)	—
Prepaids	(202,504)	(45,214)
Accounts payable	704,835	255,785
Accrued expenses	920,319	141,033
Unrealized (gain) loss on derivatives	336,713	(113,081)
Net cash used in operating activities	(592,330)	(564,894)

Cash flows from investing activities:
Acquisition of oil and gas properties	(6,159,585)	(916,575)
Purchase of property and equipment	(14,460)	—
Net cash used in investing activities	(6,174,045)	(916,575)

Cash flows from financing activities:
Proceeds from long term debt	8,379,744	1,200,820
Principal payments on long term debt	(1,865,000)	0
Proceeds from stock and warrant issuance	167,000	287,500
Net cash provided by financing activities	6,681,744	1,488,320

Net increase in cash	(84,631)	6,851

Cash - Beginning of year	84,631	77,780

Cash - End of year	$—	$84,631

Supplemental cash flow information
Cash paid for interest	$462,795	$12,703

Noncash investing and financing activities:
Common stock issued for acquisition of property assets	$—	$500,000
Termination of Masterson West II Transaction	$—	$300,000
Noncash additions to asset retirement obligations	$5,251,329	$228,721
Purchases of oil and natural gas properties in accrued expenses	$42,566	$—

See accompanying notes to consolidated financial statements

EMPIRE PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 and 2018

General:

On July 20, 2001, Americomm Resources Corporation merged with its wholly-owned subsidiary, Empire Petroleum Corporation, and simultaneously changed the name of the corporation to Empire Petroleum Corporation.  Both the merger and name change were effective as of August 15, 2001.  Americomm Resources Corporation was originally incorporated in the State of Utah on the 22nd day of August 1983, as Chambers Energy Corporation. On the 7th day of March 1985, the state of incorporation was changed to Delaware by means of a merger with Americomm Corporation, a Delaware corporation formed for the purpose of effecting the said change. In July 1995, its name was changed to Americomm Resources Corporation. Empire Petroleum Corporation has two wholly owned subsidiaries, Empire Louisiana, LLC and Empire North Dakota, LLC. Empire Petroleum Corporation and subsidiaries. (“Empire” or the “Company”). consolidates the financial statements of these entities and material intercompany balances and transactions have been eliminated.

1. Continuing operations:

The ultimate recoverability of the Company’s investment in its oil and gas interests is dependent upon the existence, discovery, and development of economically recoverable oil and gas reserves, the ability of the Company to obtain necessary financing to further develop the interests, and the ability to attain future profitable production. The Company has been incurring significant losses in recent years and future financing is uncertain.  These factors indicate that there is a substantial doubt about the Company’s ability to continue as a going concern.

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

The Company expects to incur costs related to future oil and natural gas acquisitions for the foreseeable future.  It is expected that management will attempt to raise additional capital and seek additional debt financing for future investment opportunities and working capital requirements.

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

(b) Use of estimates in the preparation of financial statements

Preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. Depletion of oil and natural gas properties is determined using estimates of proved oil and natural gas reserves. There are numerous uncertainties inherent in the estimation of quantities of proved reserves and in the projection of future rates of production and the timing of development expenditures. Similarly, evaluations for impairment of proved and unproved oil and natural gas properties are subject to numerous uncertainties including, among others, estimates of future recoverable reserves, commodity price outlooks and prevailing market rates of other sources of income and costs. Other significant estimates include, but are not limited to, asset retirement obligations, goodwill, fair value of stock-based compensation, fair value of business combinations, fair value of nonmonetary transactions, fair value of derivative financial instruments and income taxes.

(c) Accounts receivable

The Company sells oil and natural gas to various customers. The receivables related to these operations are generally unsecured. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for doubtful accounts only after all collection attempts have been exhausted. The Company did not have an allowance for doubtful accounts for the years ended December 31, 2019 and 2018, respectively.

(d) Oil and natural gas properties

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

(e) Derivative instruments

The Company enters into swap agreements to manage its exposure to oil and natural gas price fluctuations. The fair value of derivative contracts are recognized as an asset or liability on the Company’s balance sheet. Realized and unrealized gain or loss is recognized as a component of revenue. For contracts which have not matured, an unrealized gain or loss is recorded based on the value of the outstanding contracts.

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

(g) Revenue recognition

On January 1, 2018, the Company adopted ASC Topic 606, “Revenue from Contracts with Customers,” (“ASC 606”) using the modified retrospective approach, which only applies to contracts that were not completed as of the date of initial application. The adoption did not require an adjustment to opening retained earnings for the cumulative effect adjustment and does not have a material impact on the Company’s reported net income (loss), cash flows used in operations or statement of stockholders’ equity (deficit).

The Company enters into contracts with customers to sell its oil and natural gas production. Revenue on these contracts is recognized in accordance with the five-step revenue recognition model prescribed in ASC 606. Specifically, revenue is recognized when the Company’s performance obligations under these contracts are satisfied, which generally occurs with the transfer of control of the oil and natural gas to the purchaser. Control is generally considered transferred when the following criteria are met: (i) transfer of physical custody, (ii) transfer of title, (iii) transfer of risk of loss and (iv) relinquishment of any repurchase rights or other similar rights. Given the nature of the products sold, revenue is recognized at a point in time based on the amount of consideration the Company expects to receive in accordance with the price specified in the contract. Consideration under the oil and natural gas marketing contracts is typically received from the purchaser one to two months after production. The Company’s oil and natural gas marketing contracts transfer physical custody and title at or near the wellhead, which is generally when control of the oil has been transferred to the purchaser. While the loss of these customers may result in a temporary interruption in sales, the availability of alternative purchasers mitigates these risks.

The majority of the Company’s natural gas is sold at the lease location, which is generally when control of the natural gas has been transferred to the purchaser. The Company follows the sales method of accounting for natural gas sales, recognizing revenue based on the Company’s actual proceeds from the natural gas sold to purchasers on an accrual basis.

Revenues are reported net of working interest and royalty amounts due.

(h) Per share amounts:

The Company calculates and discloses basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). The computation of basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of outstanding common shares during the period.

Diluted Earnings per Share (“EPS”) gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses.  As a result, if there is a loss from continuing operations, Diluted EPS is computed in the same manner as Basic EPS.  At December 31, 2018 and 2019, the Company had 17,524,169 and 18,345,834 options and warrants outstanding, respectively, that were not included in the calculation of earnings per share for the periods then ended.  Such financial instruments may become dilutive and would then need to be included in future calculations of Diluted EPS.  At December 31, 2019 and 2018, the outstanding options were considered anti-dilutive since the strike prices were above the market price and since the Company has incurred losses year to date.

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

(j) Financial instruments:

The carrying value of current assets and current liabilities approximate their fair value due to the relatively short period to maturity of the instruments.  The carrying value of the convertible debt also approximates its fair value as of December 31, 2019.  Management’s estimates, including reserves and asset retirement obligations, are based on an assessment of qualitative factors that are considered level 3 measurements in the fair value valuation hierarchy required by FASB ASC 820.

(k) Stock option plan:

The Company expenses options granted over the vesting period based on the grant date fair value of the award.  For awards subject to service conditions, compensation expense is recognized as the options vest.

(l) Recently issued accounting pronouncements:

FASB periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. The Company has reviewed the recently issued pronouncements and concluded that the following new accounting standards are applicable:

In February 2016, the FASB issued ASU No. 2016-02: “Leases (Topic 842)” which is intended to improve financial reporting about leasing transactions.  This ASU will require organizations (“lessees”) that lease assets with lease terms of more than twelve months to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases.  Organizations that own the assets leased by lessees (“lessors”) will remain largely unchanged from current GAAP.  In addition, this ASU requires disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases.  The guidance is effective for annual periods beginning after December 15, 2020 and early adoption is permitted.  Based on management’s initial assessment, ASU No. 2016-02 will not have a material impact on the Company’s financial statements.

In July 2018, the FASB issued ASU No. 2018-09, “Codification Improvements,” (“ASU 2018-09”) which makes amendments to multiple codification topics to clarify, correct errors in, or make minor improvements to the accounting standards codification. The effective date of the standard is dependent on the facts and circumstances of each amendment. Some amendments do not require transition guidance and will be effective upon the issuance of this standard. Many of the amendments in ASU 2018-09 was effective in annual periods beginning after December 15, 2018. The Company adopted this standard in the first quarter of fiscal 2019.

In November 2018, the FASB issued ASU No. 2018-18, “Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606,” (“ASU 2018-18”) which, among other things, clarifies that (i) certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer in the context of a unit of account, (ii) adds unit-of-account guidance in Topic 808 to align with the guidance in Topic 606 and (iii) requires that in a transaction with a collaborative arrangement participant that is not directly related to sales to third parties, presenting the transaction together with revenue recognized under Topic 606 is precluded if the collaborative arrangement participant is not a customer. ASU 2018-18 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years and early adoption is permitted. The amendments in this update should be applied retrospectively to the date of initial application of Topic 606. An entity should recognize the cumulative effect of initially applying the amendments as an adjustment to the opening balance of retained earnings of the later of the earliest annual period presented and the annual period that includes the date of the entity’s initial application of Topic 606. Management has reviewed the new standard in conjunction with its current practices and believes that it will not have a material impact on the financial statements.

3. Property:

In 2019, the Company, through its subsidiary Empire North Dakota, LLC, purchased oil and gas properties in Montana and North Dakota (See Footnote 5).

In 2018, the Company, through its subsidiary, Empire Louisiana, LLC, purchased oil and natural gas properties in St. Landry and Beauregard parishes in Louisiana (see Footnote 5).

The aggregate capitalized costs of oil and natural gas properties as of December 31, 2019 and 2018 are as follows:

	2019	2018

Proved producing wells	$3,826,522	$584,461
Proved undeveloped	2,232,358	547,882
Lease and well equipment	1,121,527	284,233
Asset retirement obligation	5,480,050	228,721
Gross capitalized costs	12,660,457	1,645,297
Depreciation, Depletion and Amortization	(3,365,340)	(15,527)

Net capitalized costs	$9,295,117	$1,629,770

4.  Investment in Masterson West II, LLC:

On December 22, 2016, the Company entered into a subscription and contribution agreement with Masterson West, LLC (“Masterson West”) (the “Contribution Agreement”) relating to the newly formed Masterson West II, LLC, a Texas limited liability company (“Masterson West II”).   Pursuant to the Contribution Agreement, among other things, (a) at the initial closing, the Company agreed to contribute 2,000,000 shares of its common stock, par value $0.001 per share (the “Common Stock”), to Masterson West II, along with an additional 38,000,000 shares of Common Stock and (b) at the final closing, Masterson West had an obligation to contribute certain oil and gas properties (the “Contributed Properties”) to Masterson West II in exchange for the Company contributing cash of not less than $9,000,000 and up to $18,000,000 to Masterson West II.  The final closing was scheduled to occur no later than April 1, 2017. Also on December 22, 2016, the Company entered into a limited liability agreement of Masterson West II with Masterson West (the “LLC Agreement”).  On February 18, 2017, Gary C. Adams, the majority owner of Masterson West unexpectedly passed away. As a result of this development, the transactions were not consummated. On December 1, 2018, the Company and Masterson West agreed to terminate and unwind the Contribution Agreement in a manner as if the parties had never entered into the Contribution Agreement. As a result of the Termination Agreement, in 2018 the Company reversed its $300,000 investment in Masterson West II and the related common stock subscription and paid in capital.

5. Acquisitions of oil and gas properties:

2019 Acquisitions

Warhorse Acquisition

On June 10, 2019, the Company received a sheriff’s deed dated as of May 29, 2019 (the “Sheriff’s Deed”) pertaining to two wells in St. Landry Parish purchased from Business First Bancshares, Inc. d/b/a Business First Bank (“Business First”).

Pursuant to the Sheriff’s Deed, the Company acquired certain oil and natural gas properties located in St. Landry Parish, Louisiana, including operated working interest in two producing wells. The Company purchased Business First’s position as the superior lienholder and seizing creditor of such oil and natural gas properties, which were owned by Warhorse Oil & Gas, LLC, for $450,000 plus $16,993 sheriff fees. The payment was paid from loan proceeds.

The Company treated the acquisition as an asset purchase. An amount equal to $73,968 was allocated to lease and well equipment and $378,110 was allocated to producing properties. An asset retirement obligation of $19,732 was recorded in conjunction with the purchase.

EnergyQuest Acquisition

On March 28, 2019, the Company purchased 184 oil producing properties from EnergyQuest II, LLC (“EnergyQuest”) for a purchase price of $5,600,000. The effective date of the transaction is January 1, 2019. After certain adjustments related to the effective date, the total proceeds paid to EnergyQuest were $5,646,126.  Such proceeds were paid from borrowing on notes payable and sales of unregistered securities of the Company.

2018 Acquisitions

Cardinal Acquisition

On August 28, 2018, the Company purchased oil producing properties from Cardinal Exploration and Production Company (“Cardinal”) for a purchase price of $323,000.  The effective date of the transaction was June 1, 2018.  After certain adjustments related to the effective date, the total proceeds paid to Cardinal were $293,965.  Such proceeds were paid from sales of unregistered securities of the Company.

Exodus Acquisition

On September 20, 2018, the Company purchased oil and natural gas properties from Exodus Energy, Inc. (“Exodus”) for a purchase price of $969,042.  Post close adjustments reduced the purchase price to $959,339. The effective date of the transaction was August 1, 2018.  Such proceeds were paid from loan proceeds and sales of unregistered securities.

Riviera Upstream Acquisition

On October 29, 2018, the Company purchased oil and natural gas properties from Riviera Upstream, LLC formerly known as Linn Energy Holdings, LLC (“Riviera”) for a purchase price of $205,000.  Post close adjustments reduced the total purchase price to $163,273. The effective date of the transaction was October 1, 2018.

The following table sets forth the Company’s preliminary purchase price allocations:

		Cardinal	Exodus	Riviera	EnergyQuest
Fair Value of Assets Acquired
Accounts receivable		$57,061	$143,807	$50,335	$829,183
Inventory of oil in tanks		—	—	—	438,320
Oil and natural gas Properties	(a)	377,747	1,059,296	208,254	10,939,799
Total Assets Acquired		$434,808	1,203,103	258,589	12,207,302

Fair Value of liabilities Assumed
Accounts payable – trade	28,026	134,104	8,607	1,489,363
Asset retirement obligations	83,782	99,957	44,982	5,117,939
Total Liabilities Assumed	$111,808	234,061	53,589	6,607,302

Purchase Price	$323,000	$969,042	$205,000	$5,600,000

(a)	The Cardinal acquisition was of oil producing properties only.

The fair values of assets acquired and liabilities assumed were based on the following key inputs:

Oil and natural gas properties

The fair value of proved oil and natural gas properties was measured using valuation techniques that convert the future cash flows to a single discounted amount. Significant inputs to the valuation of proved oil and natural gas properties include estimates of: (i) recoverable reserves; (ii) production rates; (iii) future operating and development costs; (iv) future commodity prices; and (v) a market-based weighted average costs of capital. The Company utilized a combination of the New York Mercantile Exchange (“NYMEX”) strip pricing and consensus pricing to value the reserves, then applied various discount rates depending on the classification of reserves and other risk characteristics. Management utilized the assistance of a third-party valuation expert to estimate the value of the oil and natural gas properties acquired.

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

For 2019, the financial statements include EnergyQuest from the date of acquisition and Exodus, Cardinal, and Riviera for the full year.

The unaudited financial information in the table below summarizes the combined results of operations of the Company, the Exodus, Cardinal, Riviera, and EnergyQuest assets acquired for the year ended December 31, 2018 on a pro forma basis, as though the companies had been combined as of January 1, 2018. The unaudited pro forma earnings for the years ending December 31, 2018 were adjusted to include $26,586 of depreciation, depletion, and amortization. Incremental interest expense of $29,498 was included for the years ended December 31, 2018 as if the Senior Revolver Loan Agreement used to help fund the acquisition had been entered into on January 1, 2018. Earnings per share were adjusted to include the additional 3,258,811 shares of the Company’s common stock issued to help fund the acquisitions as if those shares had been issued on January 1, 2018. The unaudited pro forma information is provided for informational purposes only and does not purport to be indicative of the Company’s combined results of operations which would actually have been obtained had the acquisitions taken place on January 1, 2018, nor should it be taken as indicative of the Company’s future consolidated results of operations.

(Unaudited)
December 31, 2018

Oil and gas sales	$7,857,135
Net loss	1,286,233
Earnings per share, basic and diluted	$0.08

6. Asset retirement obligations:

The Company’s asset retirement obligations represent the estimated present value of the estimated cash flows the Company will incur to plug, abandon and remediate its producing properties at the end of their productive lives, in accordance with applicable state laws. Market risk premiums associated with asset retirement obligations are estimated to represent a component of the Company’s credit-adjusted risk-free rate that is utilized in the calculations of asset retirement obligations. The fair value was determined on a discounted cash flow model which included assumptions of the estimated current abandonment costs, discount rate of 7.4%, inflation rate of 3%, and timing associated with the occurrence of these costs.

The Company’s asset retirement obligation transactions during the years ended December 31, 2019 and 2018 are summarized in the table below.

	For the year ended December 31, 2019	For the year ended December 31, 2018

Asset retirement obligations, beginning of period	$230,650	$0
Liabilities assumed in acquisitions	5,251,329	228,721
Accretion expense	306,301	1,929
Asset retirement obligation, end of period	$5,788,280	$230,650

7. Derivative Financial Instruments:

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

The following table summarized the amounts reported in earnings, as a component of revenue, related to the commodity derivative instruments for the years ended December 31, 2019 and 2018:

	As of December 31,
	2019	2018
Gain (loss) on derivatives:
Oil derivatives	25,894	109,273
Natural gas derivatives	7,749	3,808
Total	33,643	113,081

The following represents the Company’s net cash receipts from (payments on) derivatives for the years ended December 31, 2019 and 2018:

	As of December 31,
	2019	2018
Net cash receipts from (payments on) derivatives:
Oil derivatives	358,799	16,629
Natural gas derivatives	11,557	(11,913)
Total	370,356	4,716

The following table sets forth the Company’s outstanding oil derivative contracts at December 31, 2019. The Company has no outstanding natural gas derivatives. All of the Company’s derivatives are expected to settle by November 30, 2021:

	First quarter	Second quarter	Third quarter	Fourth quarter
Oil Swaps:
2020 Volume (Bbl)	23,413	23,172	22,944	20,944
Price per Bbl	$60.32	$59.53	$58.26	$55.09

2021 Volume (Bbl)	20,106	15,683	6,665	4,372
Price per Bbl	$49.43	$50.47	$49.30	$50.87

8. Notes Payable:

In July and August, 2018, the Company entered into two unsecured note agreements totaling $25,000 with Mr. Anthony Kamin, who is also a member of the Company’s Board of Directors. The notes were payable on demand and accrued interest at 8% interest. In March 2019, Mr. Kamin used the $50,000 note balances to exercise some of his outstanding warrants to purchase common stock (See Note 10).

In February 2019, the Company entered into five unsecured promissory note agreements with accredited investors, including the agreement with Mr. Kamin discussed above, totaling $90,000. The notes were due May 1, 2019, and accrued interest at 8%. One of the notes, in the amount of $15,000 was issued to Michael R. Morrisett, the Company’s President. These notes and the related interest were paid in May 2019.

In September 20, 2018 the Company entered into a Senior Revolver Loan Agreement (“the Agreement”) with CrossFirst Bank (“CrossFirst”). The Agreement was amended March 27, 2019 (the “Amended Agreement”). The Amended Agreement revolver commitment amount is $9,000,000 which is reduced by $150,000 per calendar quarter ($8,550,000 at December 31, 2019) and the maximum amount that can be advanced under the Agreement is $20,000,000 and includes interest at Wall Street Journal Prime plus 150 basis points (6.25% as of December 31, 2019). The Agreement matures on March 27, 2021. Collateral for the loan is a lien on all of the assets of the Company’s wholly owned subsidiaries, Empire Louisiana and Empire North Dakota, and a first priority mortgage lien, pledge of and security interest in not less than 80% of Empire Louisiana’s and Empire North Dakota’s producing oil, gas and other leasehold and mineral interests. The Amended Agreement requires the Company, beginning December 31, 2018 to maintain certain covenants including an EBITDAX to interest expense of at least 3:1 and funded debt to EBITDAX of 4:1 on a trailing twelve month basis. As of December 31, 2019, the Company has $7,782,253 outstanding under the Amended Agreement and is in compliance with the loan covenants.

9. Senior Unsecured Convertible Promissory Notes:

In December 2016, the Company entered into securities purchase agreements (each, a “Securities Purchase Agreement” and, collectively, the “Securities Purchase Agreements”) with four accredited investors, pursuant to which it issued senior unsecured convertible promissory notes due December 31, 2018 (each, a “Convertible Note” and, collectively, the “Convertible Notes”) in the aggregate amount of $132,500 in cash.  Each Convertible Note accrues interest at 6%, was due December 31, 2018 and is convertible at the option of the holder at $0.15 per share.  Each investor was also issued a warrant certificate (each, a “Warrant Certificate” and, collectively, the “Warrant Certificates”), pursuant to which such investor could acquire one share of Common Stock at $0.25 per share for each $0.25 invested in the applicable Convertible Note until December 31, 2018.  The full amount interest under each Convertible Note was accrued and paid upon the maturity date or earlier conversion.

The value allocated to the Warrant Certificates was the fair value determined using the Black-Scholes option valuation with the following assumptions:  no dividend yield, expected annual volatility of 112%, risk free interest rate of 0.91% and an expected useful life of two years, The fair value of the Warrant Certificates was allocated $38,115 to Paid in Capital and $38,115 as Debt Issue Costs.  The Notes’ conversion features were valued at their intrinsic value in excess of the debt’s allocated value of $38,115 and resulted in additional Paid in Capital and Debt Issue Costs. The Debt Issue Costs represent a direct deduction of the face amount the Convertible Notes was amortized as interest expense over the life of the Notes.

In January 2017, the Company entered into securities purchase agreements (each, a “Securities Purchase Agreement” and, collectively, the “Securities Purchase Agreements”) with two accredited investors, pursuant to which it issued senior unsecured convertible promissory notes due December 31, 2018 (each, a “Convertible Note” and, collectively, the “Convertible Notes”) in the aggregate amount of $62,500 in cash.  Each Convertible Note accrues interest at 6%, is due December 31, 2018 and is convertible at the option of the holder at $0.15 per share.  Each investor was also issued a warrant certificate (each, a “Warrant Certificate” and, collectively, the “Warrant Certificates”), pursuant to which such investor could acquire one share of Common Stock at $0.25 per share for each $0.25 invested in the applicable Convertible Note until December 31, 2018.  The full amount of interest under each Convertible Note is accrued and paid upon the maturity date or earlier conversion.

The value allocated to the Warrant Certificates was the fair value determined using the Black-Scholes option valuation with the following assumptions:  no dividend yield, expected annual volatility of 110%, risk free interest rate of 1.23% and an expected useful life of two years. The fair value of the Warrant Certificates was allocated $16,975 to Paid in Capital.  The Notes’ conversion features were valued at their intrinsic value in excess of the debt’s allocated value of $16,975 and resulted in additional Paid in Capital. The Debt Issue Costs represent a direct deduction of the face amount the Convertible Notes and was amortized as interest expense over the life of the Notes.

In September and October 2017, the Company entered into securities purchase agreements (each, a “Securities Purchase Agreement” and, collectively, the “Securities Purchase Agreements”) with two accredited investors, pursuant to which it issued senior unsecured convertible promissory notes due December 31, 2019 (each, a “Convertible Note” and, collectively, the “Convertible Notes”) in the aggregate amount of $65,000 in cash.  Each Convertible Note accrues interest at 6%, is due December 31, 2019 and is convertible at the option of the holder at $0.15 per share.  Each investor was also issued a warrant certificate (each, a “Warrant Certificate” and, collectively, the “Warrant Certificates”), pursuant to which such investor could acquire one share of Common Stock at $0.25 per share for each $0.25 invested in the applicable Convertible Note until December 31, 2019.  The full amount of interest under each Convertible Note is accrued and paid upon the maturity date or earlier conversion. The value allocated to the September Warrant Certificates was the fair value determined using the Black-Scholes option valuation with the following assumptions:  no dividend yield, expected annual volatility of 154%, risk free interest rate of 1.35% and an expected useful life of 28 months. The value allocated to the October Warrant Certificates was the fair value determined using the Black-Scholes option valuation with the following assumptions:  no dividend yield, expected annual volatility of 180%, risk free interest rate of 1.51% and an expected useful life of 27 months. The fair value of the Warrant Certificates of $13,918 was allocated to Paid in Capital.  The Notes’ conversion features were valued at their intrinsic value in excess of the debt’s allocated value of $13,918 and resulted in additional Paid in Capital. The Debt Issue Costs represent a direct deduction of the face amount the Convertible Notes and was amortized as interest expense over the life of the Notes.

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

In 2019, five of the Senior Unsecured Promissory Note investors exercised the conversion feature and converted their $157,500 notes for 1,575,000 shares of the Company’s common stock. On December 31, 2019 the Company and investors for the remaining $102,500 Senior Unsecured Convertible Promissory Notes entered into amended agreements whereby the maturity dates for the notes maturing December 31, 2019 were extended to January 31, 2020.

The following table reflects the changes in long term debt during the years ended December 31, 2019 and 2018, respectively:

	2019		2018
	Current	Total
Convertible Notes Outstanding	$102,500	$102,500	$260,000
Debt Issue Costs – Warrants and Conversion Feature	—	—	(5,796)

Convertible Notes Outstanding, Net	$102,500	$102,500	$254,204

10.   Common Stock:

During December 2016, the Company issued $132,500 of senior unsecured convertible promissory notes (“Convertible Notes”) due December 31, 2018 to several accredited investors, See Note 5.  The Convertible Notes, as modified, are convertible at the option of the holder into Common Stock at $0.10 per share.  Each investor was also issued a warrant certificate, pursuant to which such investor could acquire one share of Common Stock at $0.15 per share for each $0.15 invested in the applicable Convertible Note until December 31, 2019. In December, 2019 the Convertible Notes were extended to January 31, 2020.

During January 2017 the Company issued $62,500 of senior unsecured convertible promissory notes (“Convertible Notes”) due December 31, 2018 to several accredited investors, See Note 5.  The Convertible Notes, as modified, are convertible at the option of the holder into Common Stock at $0.10 per share.  Each investor was also issued a warrant certificate, pursuant to which such investor could acquire one share of Common Stock at $0.15 per share for each $0.15 invested in the applicable Convertible Note until December 31, 2019. In December, 2019 the Convertible Notes were extended to January 31, 2020.

During September and October 2017, the Company issued $65,000 of senior unsecured convertible promissory notes (“Convertible Notes”) due December 31, 2019 to two accredited investors, See Note 5.  The Convertible Notes, as modified, are convertible at the option of the holder into Common Stock at $0.10 per share.  Each investor was also issued a warrant certificate, pursuant to which such investor could acquire one share of Common Stock at $0.15 per share for each $0.15 invested in the applicable Convertible Note until December 31, 2019. In December, 2019 the Convertible Notes were extended to January 31, 2020.

During January 2018 the Company issued to several accredited investors 1,100,000 shares of its common stock and warrants to purchase 1,100,000 shares of its common stock for $.15 per share which expired on December 31, 2019. The value allocated to the warrants was the fair value determined using the Black-Scholes option valuation with the following assumptions:  no dividend yield, expected annual volatility of 185%, risk free interest rate of 2.05% and an expected useful life of 24 months. The fair value of the warrants of $108,900 was allocated to Paid in Capital.

During March 2018 the Company issued to an accredited investor 100,000 shares of its common stock and warrants to purchase 100,000 shares of its common stock for $.15 per share which expired on December 31, 2019. The value allocated to the warrants was the fair value determined using the Black-Scholes option valuation with the following assumptions:  no dividend yield, expected annual volatility of 179%, risk free interest rate of 2.22% and an expected useful life of 22 months. The fair value of the warrants of $9,900 was allocated to Paid in Capital.

During June 2018 the Company issued warrants to purchase 645,000 shares of its common stock for $.25 per share which expired on December 31, 2019 to several professionals for business assistance provided. The value allocated to the warrants was the fair value determined using the Black-Scholes option valuation with the following assumptions:  no dividend yield, expected annual volatility of 174%, risk free interest rate of 2.38% and an expected useful life of 19 months. The fair value of the warrants of $117,068 was recorded as compensation expense and allocated to Paid in Capital.

During June 2018 the Company issued to an accredited investor 100,000 shares of its common stock and warrants to purchase 100,000 shares of its common stock for $.15 per share which expired on December 31, 2019. The value allocated to the warrants was the fair value determined using the Black-Scholes option valuation with the following assumptions:  no dividend yield, expected annual volatility of 197%, risk free interest rate of 2.43% and an expected useful life of 18 months. The fair value of the warrants of $9,900 was allocated to Paid in Capital.

During August and September 2018, the Company issued to a group of accredited investors 1,016,667 shares of its common stock and warrants to purchase 1,16,667 shares of its common stock for $.25 per share which expired on December 31, 2019. The value allocated to the warrants was the fair value determined using the Black-Scholes option valuation with the following assumptions:  no dividend yield, expected annual volatility of 210%, risk free interest rate of 2.49% and an expected useful life of 15 months. The fair value of the warrants of $150,833 was allocated to Paid in Capital.

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

On April 3, 2019 the Board of Directors of the Company amended certain warrant certificates which had been issued to Mr. Kamin covering 3,000,000 warrants to purchase common stock of the Company. The original warrants expired on December 31, 2021 and had exercise prices of

$0.15 and $0.25 for 500,000 and 2,500,000 shares, respectively. The warrants were extended to expire on April 2, 2029. The value allocated to the warrants was the fair value determined using the Black-Scholes option valuation with the following assumptions:  no dividend yield, expected annual volatility of 213%, risk free interest rate of 2.32% and an expected useful life of 5 years. The fair value of the warrants of $976,000 was recorded as compensation expense and allocated to Paid in Capital.

11. Stock Options:

At the Company’s 2006 Annual Meeting of Stockholders, the stockholders approved the 2006 Stock Incentive Plan (the “Plan”).  The Plan permits the issuance of stock options, restricted stock awards, and performance shares to employees, officers, directors, and consultants of the Company.  Initially, and until such time as the Board creates a Compensation Committee, the Board of Directors will administer the Plan.  The total number of shares of common stock that may be issued pursuant to awards under the Plan is 5,000,000.  Under the Plan, no participant may receive awards of stock options that cover, in the aggregate, more than 500,000 shares of common stock in any fiscal year.  Under the terms of the Plan, no additional options could be granted after the tenth anniversary of the Plan, which occurred on June 5, 2016. As of December 31, 2019, there are 4,167 options outstanding which expire on September 9, 2020.

On April 3, 2019, the Board of Directors of the Company adopted the Empire Petroleum Corporation 2019 Stock Option Plan (the “Stock Option Plan”). The total number of shares of common stock that may be issued pursuant to stock options under the Stock Option Plan is 10,000,000. Further, on April 3, 2019 the Company granted Mr. Pritchard and Mr. Morrissett each, options to purchase 2,500,000 shares of common stock of the Company at an exercise price of $0.33 per share. The options vest in three installments with 1,250,000 vesting immediately and 625,000 vesting each in April 2020 and April, 2021. All of the options expire in April 2029. The value allocated to the vested options was the fair value determined using the Black-Scholes option valuation with the following assumptions:  no dividend yield, expected annual volatility of 213%, risk free interest rate of 2.32% and an expected useful life of 5.375 years. The fair value of the vested options of $812,500 was recorded as compensation expense and allocated to Paid in Capital. The remaining fair value of the unvested options at December 31, 2019 is $812,500.

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

A summary of the Company’s Incentive Plan as of December 31, 2019, and changes during the year is presented below:

		Weighted Average
	Options	Exercise Price

Outstanding at End of Year 2017	1,154,167	$.21

Granted	—

Cancelled or Exercised	1,150,000	$.21

Outstanding at End of Year 2018	4,167	$3.12

Granted	5,000,000	.33

Expired	—

Outstanding at End of Year 2019	5,004,167	$.33

The following table summarizes information about stock options outstanding at December 31, 2019:

	Options Outstanding		Options Exercisable
Weighted
		Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise	Outstanding	Contractual	Exercise	Exercisable	Exercise
Prices	at 12/31/19	Life	Price	at 12/31/19	Price

$.33 to $3.12	5,004,167	9.25 years	$.33	2,504,167	$.33

12. Income Taxes:

The provision for income taxes differs from the amount obtained by applying the applicable Federal income tax rate of 21% at year-ends 2019 and 2018 to income before income taxes. The difference relates to the following items:

	2019	2018

Statutory tax rate	21%	21%
Expected tax benefit	$(380,000)	$(214,000)
Nondeductible expenses	0	0
Increase in valuation allowance	380,000	214,000

Tax provision (benefit) as reported	$0	$0

The components of deferred income taxes at December 31, are as follows:

	2019	2018
Deferred tax assets:
Loss carry-forwards	$2,594,008	$2,278,000
Valuation allowance	(2,594,008)	(2,278,000)

Net deferred taxes	$0	$0

At December 31, 2019, the Company has accumulated net operating loss carryforwards totaling approximately $12.4 million which begin to expire if not utilized starting in 2020.

Utilization of the Company’s loss carryforwards is dependent on realizing taxable income. Deferred tax assets for these carryforwards have been reduced by a valuation allowance up to an amount equal to estimated deferred tax liability.

The Company is no longer subject to income tax examinations by tax authorities for years before 2016.  The Company is not currently the subject of any income tax examinations by any tax authorities.

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

13. Operating Lease:

Rent expense for the year ended December 31, 2019 was $22,700.  The Company incurred $11,317 of rent expense in 2018. The Company leases office space in Tulsa, Oklahoma for $1,667 per month on a month to month basis.

14.  Related Party Transactions:

On November 28, 2017, the Company named Thomas Pritchard as Chief Executive Officer of the Company. Mr. Pritchard is the co-founder/ partner for Pritchard Griffin Advisors and the Managing Director of Pritchard Energy Advisors. Both of the companies have provided services to the Company, primarily related to raising capital and locating oil & gas investments. In 2018, the Company paid Pritchard Griffin Advisors $24,200 for consulting services. As of December 31, 2019 Mr., Pritchard has an outstanding receivable of $28,017.

15. Concentrations:

The Company’s producing properties and oil and natural gas reserves are all located in Louisiana, North Dakota, and Montana. Because of the concentration, the Company is exposed to the impact of regional supply and demand factors, processing or transportation capacity constraints, severe weather events, water shortages, and government regulations specific to the geographic area.

The Company sells 96% of its oil and natural gas production to three customers. The loss of these purchasers could result in a temporary interruption in sales or a lower price for production.

16.  Subsequent Events:

On January 27,2020 the Company, through its wholly owned subsidiary, Empire North Dakota, LLC, entered into a Bill of Sale and Assignment to purchase lease interests in approximately 4,936 acres in Montana for $500,000.

On February 10, 2020 the Company, through its wholly owned subsidiary, Empire North Dakota, LLC, sold overriding royalty interests for leases it owned in Montana for $325,000 to a consultant of the Company.

On February 17, 2020 the Company, through its wholly owned subsidiary, Empire North Dakota, LLC, sold all of its interest in leases of approximately 337 acres in Montana for $1,010,400.

On March 3, 2020 the Company, through its wholly owned subsidiary, Empire North Dakota, LLC, entered into a Purchase and Sale Agreement (“the Agreement”) with Ovinta USA, Inc. and several related companies to purchase certain oil and natural gas properties in Montana and North Dakota comprising 26,600 net acres with 94 active wells. The purchase price is $8,500,000, subject to adjustments with an effective date of January 1, 2020 and a closing date of April 30, 2020, subject to certain conditions customary for this type of transaction.

The Company’s impairment assessment of proved and unproved mineral properties is based on several factors including oil and gas spot market prices and estimated futures prices that existed at December 31, 2019. In March, 2020, crude oil prices in both the spot market and futures market experienced significant declines. The Company’s 2019 financial statements are not required to be, and have not been, adjusted to reflect any effects on depletion or impairment due to the subsequent declines in crude oil prices. Further, the effect of lower crude oil prices on the Company’s future financial position or results of operations is not currently determinable due to broader economic and industry uncertainties, including the impact to the operators and other working interest owners of the properties in which the Company owns mineral interests.

In the event crude oil or natural gas prices remain low, there is the risk that, among other things:

•	the Company’s revenues, cash flows and profitability may decline substantially, which could also indirectly impact expected production by reducing the amount of funds available to acquire future mineral interests;

•	reserves relating to the Company’s proved properties may become uneconomic to produce resulting in impairment of proved properties; and

•	operators and other working interest owners are unable to execute their drilling and exploration programs resulting in lower production or inability to prove reserves on unproved properties

The occurrence of certain of these events may have a material adverse effect on the Company’s business, results of operations and financial condition.

In early March 2020, there was a global outbreak of COVID-19 that has resulted in changes in global supply and demand of certain mineral and energy products. These changes, including a potential economic downturn and any potential resulting direct and indirect negative impact to the Company cannot be determined, but they could have a prospective material impact to the Company’s acquisition and project development activities, and cash flows and liquidity.

On January 31, 2020, the Senior Unsecured Convertible Promissory Note holders converted notes in the amount of $102,500 into 1,025,000 shares of the Company’s common stock.

EMPIRE PETROLEUM CORPORATION

UNAUDITED SUPPLEMENTARY DATA

December 31, 2019 and 2018

The following reserve estimates present the Company’s estimate of the proven natural gas and oil reserves and net cash flow of the Properties, in accordance with the guidelines established by the Securities and Exchange Commission.  The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing natural gas and oil properties.  Accordingly, the estimates are expected to change as future information becomes available.  All the oil and natural gas reserves are located in Louisiana.

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

	As of December 31, 2019		As of December 31, 2018
	Oil (MMBbls)	Natural Gas (MMcf)	Oil (MMBbls)	Natural Gas (MMcf)
Proved reserves:
Beginning of year	661	887	—	—
Purchase of minerals in place	2,886	17	666	903
Revision of previous estimates	209	(459)	—	—
Production	(113)	(41)	(5)	(16)

End of year	3,643	404	661	887

Proved developed	2,216	404	269	887
Proved undeveloped	1,311	—	293	—
Proved behind pipe	103	—	91	—
Proved shut in	13	—	7	—

Total proved	3,643	404	661	887

Standardized Measure of Discounted Future Net Cash Flows Relating to Oil and Natural Gas Reserves

 The standardized measure of discounted future net cash flows relating to oil and natural gas reserves and associated changes in standard measure amounts were prepared in accordance with the provision of Financial Accounting Standard Board ASC 932-235-555.  Future cash inflows were computed by applying average prices of oil and natural gas for the last 12 months to estimated future production.  Future production and development costs were computed by estimating the expenditures to be incurred in developing the oil and natural gas reserves at the end of the year, based on year end costs and assuming continuation of existing economic conditions.  Future net cash flows are discounted at the rate of 10% annually to derive the standardized measure of discounted cash flows.  Actual future cash inflows may vary considerably, and the standardized measure does not necessarily represent the fair value of the acquired properties’ oil and natural gas reserves.  Standard measure amounts are:

	2019	2018

Future cash inflows	$184,779,880	$47,918,610
Future production costs	(75,544,710)	(15,083,190)
Future development costs	(19,459,800)	(4,221,540)

Future net cash flows	89,775,370	28,613,880
10% annual discount for timing of cash flows	(52,473,450)	(15,636,260)

Standardized Measure	$37,301,920	$12,977,620

The 12-month average prices were adjusted to reflect applicable transportation and quality differentials on a well-by-well basis to arrive at realized sales prices used to estimate the properties’ reserves. The prices for the properties’ reserves were as follows:

	2019	2018

Representative NYMEX prices:
Natural gas (MMBtu)	$2.58	$2.84
Oil (Bbl)	$53.27	$68.74

Changes in the Standardized Measure of Discounted Future Net Cash Flows at 10% per annum are as follows:

	2019	2018

Standardized measure – beginning of year	$12,977,620	$—

Sales of oil and gas production	(1,315,488)	(195,803)
Purchase of minerals in place	16,047,370	13,173,423
Changes in price and production costs	12,538,083	—
Revisions of quantity estimates	1,414,205	—
Changes in estimated development cost	653,957	—
Accretion of discount	2,902,499	—
Changes in estimated timing and other, net	(7,916,920)	—
Change in standardized measure	24,324,920	12,977,620

Standardized measure – end of year	$37,301,920	$12,977,620

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

The aggregate capitalized costs of oil and gas properties are as follows:

	2019	2018

Proved producing wells	$3,826,522	$584,461
Proved undeveloped	2,232,358	547,882
Lease and well equipment	1,121,527	284,233
Asset retirement obligation	5,480,050	228,721
Gross capitalized costs	12,660,457	1,645,297
Depreciation, Depletion and Amortization	(3,365,340)	(15,527)

Net capitalized costs	$9,295,117	$1,629,770

	2019	2018

Property acquisition cost	$12,660,457	$1,645,297
Exploration cost	—	—
Development cost	—	—
Total gross capitalized costs	$12,660,457	$1,645,297