Form 10-Q
period 2020-03-31
EMPIRE PETROLEUM CORP
filed 2020-05-15
CIK 887396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: March 31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from: ____________to ____________

_____________________

EMPIRE PETROLEUM CORPORATION

(Exact name of registrant as specified in its charter)

_____________________

DELAWARE	001-16653	73-1238709
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

1203 East 33rd Street, Suite 250 Tulsa, OK 74105
(Address of principal executive offices)(Zip Code)

(539) 444-8002

(Registrant’s telephone number, including area code)

(Former name or former address and former fiscal year, if changed since last report)

_________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	EMPR	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the registrant's common stock, $0.001 par value, outstanding as of March 31, 2020 was 21,392,277.

EMPIRE PETROLEUM CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

EMPIRE PETROLEUM CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
ASSETS	(UNAUDITED)

Current assets:
Cash	$590,183	$—
Accounts receivable	678,794	982,814
Unrealized gain on derivative instruments	1,532,968	—
Inventory	155,388	476,305
Prepaids	222,409	247,718
Total current assets	3,179,742	1,706,837
Oil and natural gas properties, successful efforts	13,149,816	12,660,457
Less: accumulated depreciation, depletion, and impairment	(4,433,025)	(3,365,340)
	8,716,791	9,295,117
Other property and equipment, net of $2,615 and $1,830 accumulated depreciation, respectively	11,841	12,626
Total property and equipment, net	8,728,632	9,307,743

Unrealized gain on derivative instruments - long term	219,160	—
Deposit	850,000	—

Total assets	$12,977,534	$11,014,580

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$1,095,394	$1,025,585
Accrued expenses	904,138	1,103,916
Unrealized loss on derivatives	—	11,861
Current portion of long-term notes payable	8,338,908	96,704
Total current liabilities	10,338,440	2,238,066

Long term portion of unrealized loss on derivatives	—	211,771
Long-term notes payable	—	7,715,118
Asset retirement obligations	5,887,234	5,788,280
Total liabilities	16,225,674	15,953,235

Stockholders' deficit:
Common stock - $.001 par value 150,000,000 shares
authorized, 21,392,277 and 20,367,277 shares
issued and outstanding, respectively	21,392	20,367
Additional paid-in capital	18,925,401	18,823,926
Accumulated deficit	(22,194,933)	(23,782,948)
Total stockholders' deficit	(3,248,140)	(4,938,655)

Total liabilities and stockholders' deficit	$12,977,534	$11,014,580

See accompanying notes to unaudited consolidated financial statements

EMPIRE PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,

	2020	2019
Revenue:
Oil and gas sales	$1,314,399	$343,965
Net realized and unrealized gain (loss) on derivatives	2,509,045	(88,114)
Total revenue	3,823,444	255,851

Costs and expenses:
Operating	1,465,954	152,487
Taxes – production	83,959	19,649
Depreciation, depletion and amortization	268,018	18,086
Impairment of oil and natural gas properties	800,452	—
Accretion of asset retirement obligation	98,954	6,599
General and administrative	528,983	612,589
	3,246,320	809,410
Operating income (loss)	577,124	(553,559)

Other income and (expense):
Gain on sale of assets	1,143,760	—
Interest expense	(132,869)	(33,943)
Net income (loss)	$1,588,015	$(587,502)

Net loss per common share,
basic and diluted	$0.08	$(0.03)
Weighted average number of common
shares outstanding basic and diluted	21,050,610	17,805,534

See accompanying notes to unaudited consolidated financial statements

EMPIRE PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

For the three months ended March 31, 2020 and 2019

(UNAUDITED)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balances, December 31, 2019	20,367,277	$20,367	$18,823,926	$(23,782,948)	$(4,938,655)

Net income	—	—	—	1,588,015	1,588,015

Shares, options, warrants and conversion features issued	1,025,000	1,025	101,475	—	102,500

Balances, March 31, 2020	21,392,277	21,392	18,925,401	(22,194,933)	(3,248,140)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balances, December 31, 2018	17,345,609	$17,345	$16,960,818	$(17,128,346)	$(150,183)

Net loss	—	—	—	(587,502)	(587,502)

Shares, options, warrants and conversion features issued	1,446,668	1,447	215,553	—	217,000

Balances, March 31, 2019	18,792,277	18,792	17,176,371	(17,715,848)	(520,685)

See accompanying notes to unaudited consolidated financial statements

EMPIRE PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months Ended March 31,

	2020	2019

Cash flows from operating activities:
Net income (loss)	$1,588,015	$(587,502)

Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Gain on sales of assets	(1,143,760)	—
Amortization of warrant value and conversion
feature on convertible notes	—	1,449
Amortization of loan issue costs	14,586	—
Depreciation, depletion and amortization	268,018	18,086
Impairment of oil and natural gas properties	800,452	—
Accretion of asset retirement obligation	98,954	6,559
Change in operating assets and liabilities:
Accounts receivable	304,020	(115,870)
Unrealized (gain) loss on derivative instruments	(1,975,760)	88,114
Inventory	320,917	(33,703)
Prepaids	25,309	6,095
Accounts payable	69,809	260,089
Accrued expenses	(199,777)	243,083
Net cash provided by (used in) operating activities	170,783	(113,560)

Cash flows from investing activities:
Acquisition of oil and natural gas properties	(506,000)	(5,187,882)
Proceeds from sale of oil and natural gas properties	1,160,400	—
Deposit for purchase of oil and natural gas properties	(850,000)	—
Net cash used in investing activities	(195,600)	(5,187,882)

Cash flows from financing activities:
Proceeds from debt issued	765,000	5,079,744
Principal payments of debt	(150,000)	—
Proceeds from stock and warrant issuance	—	167,000
Net cash provided by financing activities	615,000	5,246,744

Net change in cash	590,183	(54,698)

Cash - Beginning of period	—	84,631

Cash - End of period	$590,183	$29,933

Supplemental cash flow information:
Cash paid for interest	$179,820	$19,710

Non-cash investing and financing activities:
Non-cash additions to asset retirement obligations	$—	$3,267,380
Common stock issued in exchange for outstanding notes payable	$102,500	$50,000

 See accompanying notes to unaudited consolidated financial statements

EMPIRE PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(UNAUDITED)

1.       BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements of Empire Petroleum Corporation ("Empire" or the "Company") have been prepared in accordance with United States generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, the results of operations, and the cash flows for the interim period are included. All adjustments are of a normal, recurring nature. Operating results for the interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

The information contained in this Form 10-Q should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2019 which are contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on March 30, 2020.

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

The Company’s impairment assessment of proved and unproved mineral properties is based on several factors including oil and gas spot market prices and estimated futures prices that existed at March 31, 2020. In March 2020, crude oil prices in both the spot market and futures market experienced significant declines. For the three months ended March 31, 2020 the Company recorded an impairment expense of $800,452 as a result of the decline in oil prices (See Note 3). Further, the effect of lower crude oil prices on the Company’s future financial position or results of operations is not currently determinable due to broader economic and industry uncertainties, including the impact to the operators and other working interest owners of the properties in which the Company owns mineral interests.

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

The occurrence of certain of these events may have a material adverse effect on the Company's business, results of operations and financial condition.

In early March 2020, there was a global outbreak of COVID-19 that has resulted in changes in global supply and demand of certain mineral and energy products. These changes, including the magnitude and length of the economic downturn and any potential resulting direct and indirect negative impact to the Company cannot be determined, but they could have a prospective material impact to the Company’s acquisition and project development activities, and cash flows and liquidity.

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

As of March 31, 2020, the Company had $590,183 of cash and working capital deficit of $7,158,698, which includes the net balance of the Senior Revolver Loan Agreement of $8,3338,908 which matures March 27, 2021. The Company has proved reserves of approximately 3,600 Mbbls of oil and 400 MMcf of natural gas (as of December 31, 2019), all of which have been acquired within the last two years. The Company plans to continue to look for oil and natural gas investments and will use a combination of debt and equity financing to fund the acquisitions. The Company expects to also incur costs related to evaluating and acquiring oil and natural gas acquisitions for the foreseeable future. It is expected that management will attempt to raise additional capital for future investment and working capital opportunities.

Compensation of Officers and Employees

As of March 31, 2020, the Company had three employees. No independent Board members received compensation from the Company in the first three months of 2020 or 2019. For the three months ended March 31, 2020, the Company paid Mr. Morrisett and Mr. Pritchard $63,500 each for services rendered. For the three months ended March 31, 2019, the Company paid Mr. Morrisett and Mr. Pritchard $80,533 each for services rendered excluding the value of options. In addition, as of March 31, 2020 Mr. Pritchard has outstanding advances of $26,017.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation. The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries, Empire Louisiana, LLC ("Empire Louisiana"), Empire North Dakota, LLC ("Empire North Dakota"), and Empire Texas, LLC (“Empire Texas”). All material intercompany balances and transactions have been eliminated.

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

Certain disclosures have been condensed in or omitted from these consolidated financial statements. Accordingly, these condensed notes to the consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

Inventory Inventory consists of oil in tanks which has not been delivered and is valued at the contract price to the buyer and pipe which has not yet been put into production.

Revenue recognition. The Company recognizes revenues from the sales of oil and natural gas to its customers and presents them disaggregated on the Company's consolidated statements of operations. The Company enters into contracts with customers to sell its oil and natural gas production. Revenue on these contracts is recognized in accordance with the five-step revenue recognition model prescribed in ASC 606. Specifically, revenue is recognized when the Company's performance obligations under these contracts are satisfied, which generally occurs with the transfer of control of the oil and natural gas to the purchaser. Control is generally considered transferred when the following criteria are met: (i) transfer of physical custody, (ii) transfer of title, (iii) transfer of risk of loss and (iv) relinquishment of any repurchase rights or other similar rights. Given the nature of the products sold, revenue is recognized at a point in time based on the amount of consideration the Company expects to receive in accordance with the price specified in the contract. Consideration under the oil and natural gas marketing contracts is typically received from the purchaser one to two months after production. At March 31, 2020, the Company had receivables related to contracts with customers of approximately $240,000.

Fair value measurements. The Financial Accounting Standards Board ("FASB") fair value measurement standards define fair value, establish a consistent framework for measuring fair value and establish a fair value hierarchy based on the observability of inputs used to measure fair value.

Convertible debt - The carrying value of the convertible debt approximate fair value as of December 31, 2019. As of March 31, 2020 all of the convertible debt had been converted to shares of the Company’s common stock. Management's estimates are based on the assessment of qualitative factors that are considered Level 3 measurements in the fair value hierarchy as required by FASB ASC 820.

Oil and natural gas properties - The fair value of proved and unproved oil and natural gas properties was measured using valuation techniques that convert the future cash flows to a single discounted amount. Significant inputs to the valuation of proved and unproved oil and natural gas properties include estimates of: (i) recoverable reserves; (ii) production rates; (iii) future operating and development costs; (iv) future commodity prices; and (v) a market-based weighted average costs of capital. The Company utilized a combination of the New York Mercantile Exchange ("NYMEX") strip pricing and consensus pricing to value the reserves, then applied various discount rates depending on the classification of reserves and other risk characteristics. For significant purchases, management utilized the assistance of a third-party valuation expert to estimate the value of the oil and natural gas properties acquired.

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

Financial instruments and other- The fair values determined for accounts receivable, accrued expenses and other current liabilities were equivalent to the carrying value due to their short-term nature.

3.       PROPERTY AND EQUIPMENT

In March 2019, the Company, through its subsidiary, Empire North Dakota, LLC, purchased oil and natural gas properties in Montana and North Dakota (See Note 5).

On January 27, 2020 the Company, through its wholly owned subsidiary, Empire North Dakota, LLC, entered into a Bill of Sale and Assignment to purchase lease interests in approximately 4,936 acres in Montana for $500,000.

On February 10, 2020 the Company, through its wholly owned subsidiary, Empire North Dakota, LLC, sold overriding royalty interests for leases it owned in Montana for $325,000 to a consultant of the Company. As of March 31, 2020 $200,000 of the sale had been received with the balance pending completion of title work.

On February 17, 2020 the Company, through its wholly owned subsidiary, Empire North Dakota, LLC, sold all of its interest in leases of approximately 337 acres in Montana for $1,010,400.

During the three months ended March 31, 2020, NYMEX strip prices declined significantly as compared to December 31, 2019, resulting in a significant decrease in value of the Company’s economically recoverable proved oil and natural gas reserves. As such, the carrying amount of the Company’s proved oil and natural gas properties exceeded the expected undiscounted future net cash flows for certain leases, resulting in impairment charges against earnings of $800,452. These impairment charges are included in impairments of long-lived assets on the consolidated statement of operations for the three months ended March 31, 2020. The Company did not recognize an impairment of proved oil and natural gas properties during the three months ended March 31, 2019.

The aggregate capitalized costs of oil and natural gas properties as of March 31, 2020, are as follows:

Proved producing wells	$3,832,783
Proved undeveloped	2,232,458
Lease and well equipment	1,112,045
Asset retirement obligation	5,480,050
Unproved leasehold costs	492,480
Gross capitalized costs	13,149,816
Less: accumulated depreciation, depletion and impairment	(4,433,025)
$8,716,791

Other property and equipment consists of office furniture and equipment.

Oher property and equipment, at cost	$14,456
Less: accumulated depreciation	(2,615)
Oher property and equipment, net	$11,841

4.       ACQUISITION OF OVINTIV OIL AND NATURAL GAS PROPERTIES

On March 3, 2020 the Company, through its wholly owned subsidiary, Empire North Dakota, LLC, entered into a Purchase and Sale Agreement (“the Agreement”) with Ovintiv USA, Inc. and several related companies to purchase certain oil and natural gas properties in Montana and North Dakota comprising 26,600 net acres with 94 active wells. The purchase price is $8,500,000, subject to adjustments with an effective date of January 1, 2020 and a closing date of April 30, 2020.

As of March 31, 2020, the Company has made an $850,000 deposit relating to the purchase which is recorded as a deposit on its balance sheet. Due to the COVID pandemic, and governmental state of emergency orders related thereto, the Company has been unable to meet with and obtain financing to complete the purchase from its lenders. The Company is currently in communication with the Seller to either cancel the transaction and return the deposit or provide additional time to complete the transaction.

5.       ACQUISITION OF WARHORSE OIL AND NATURAL GAS PROPERTIES

On June 10, 2019, the Company received a process verbal and related sheriff's deed dated as of May 29, 2019 (the "Sheriff's Deed") pertaining to two wells in St. Landry Parish purchased from Business First Bancshares, Inc. d/b/a Business First Bank ("Business First").

Pursuant to the Sheriff's Deed, the Company acquired certain oil and natural gas properties located in St. Landry Parish, Louisiana, including operated working interest in two producing wells. The Company purchased Business First's position as the superior lienholder and seizing creditor of such oil and natural gas properties, which were owned by Warhorse Oil & Gas, LLC, for $450,000 plus $16,993 sheriff fees. The payment was paid from loan proceeds under the loan agreement with CrossFirst Bank (see Note 8).

The Company treated the acquisition as an asset purchase. An amount equal to $73,968 was allocated to lease and well equipment and $378,110 was allocated to producing properties. An asset retirement obligation of $19,732 was recorded in conjunction with the purchase.

6.      ACQUISITION OF ENERGYQUEST II ASSETS

On March 28, 2019, the Company purchased oil producing properties from EnergyQuest II, LLC ("EnergyQuest") for a purchase price of $5,600,000. The effective date of the transaction was January 1, 2019. After certain adjustments related to the effective date, the total proceeds paid to EnergyQuest were $5,646,126.  Such proceeds were paid from borrowing on notes payable and sales of unregistered securities of the Company.

The following table sets forth the Company's purchase price allocation:

Fair Value of Assets Acquired
Accounts receivable	$1,308,748
Inventory of oil in tanks	438,321
Oil properties	10,878,429

Total Assets Acquired	$12,625,498

Fair Value of Liabilities Assumed
Accounts payable – trade	$1,861,433
Asset retirement obligations	5,117,939

Total liabilities assumed	$6,979,372

Total consideration paid	$5,646,126

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

The fair value of asset retirement obligations totaled $5,117,939 and is included in proved oil and natural gas properties with a corresponding liability in the table above. The fair value was determined based on a discounted cash flow model, which included assumptions of the estimated current abandonment costs, discount rate, inflation rate and timing associated with the incurrence of these costs.

The inputs used to value oil and natural gas properties and asset retirement obligations require significant judgment and estimates made by management and represent Level 3 inputs.

Financial instruments and other

The fair values determined for accounts receivable and accounts payable - trade were equivalent to the carrying value due to their short-term nature.

Accounts payable - trade includes $1,861,433 of liabilities primarily related to well activity prior to close.

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

The following table summarizes the net realized and unrealized amounts reported in earnings related to the commodity derivative instruments for the three months ended March 31, 2020 and 2019:

	Three months ended March 31,
	2020	2019
Gain (loss) on derivatives:
Oil derivatives	$2,509,045	$(67,596)
Natural gas derivatives	—	(763)
Total	$2,509,045	$(68,359)

The following represents the Company’s net cash receipts from derivatives for the three months ended March 31, 2020 and 2019:

	Three months ended March 31,
	2020	2019
Net cash received from payments on derivatives
Oil derivatives	$533,285	$19,349
Natural gas derivatives	—	406
Total	$533,285	$19,755

The following table sets forth the Company’s outstanding derivative contracts at March 31, 2020. The Company has no outstanding natural gas derivatives. All of the Company’s derivatives are expected to settle by June 21, 2021:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2020
Oil Swaps:
Volume (MBbl)	—	16.06	16.02	15.78
Price per Bbl	—	$59.62	$58.39	$55.18

2021
Oil Swaps:
Volume (MBbl)	15.52	15.18	—	—
Price per Bbl	$49.40	$50.87	—	—

8.       NOTES PAYABLE

In February 2019, the Company entered into five unsecured promissory note agreements with accredited investors totaling $90,000. The notes were due May 1, 2019, and accrued interest at 8%. One of the notes, in the amount of $15,000 was issued to Michael R. Morrisett, the Company's President. These notes and the related interest were paid in May 2019.

In September 20, 2018 the Company entered into a Senior Revolver Loan Agreement (“the Agreement”) with CrossFirst Bank (“CrossFirst”). The Agreement was amended March 27, 2019 (the “Amended Agreement”). The Amended Agreement commitment amount is $9,000,000 which is reduced by $150,000 per calendar quarter ($8,400,000 at March 31, 2020) and the maximum amount that can be advanced under the Agreement is $20,000,000 and includes interest at Wall Street Journal Prime plus 150 basis points (4.75% as of March 31, 2020). The Agreement matures on March 27, 2021. Collateral for the loan is a lien on all of the assets of the Company’s wholly owned subsidiaries, Empire Louisiana and Empire North Dakota, and a first priority mortgage lien, pledge of and security interest in not less than 80% of Empire Louisiana’s and Empire North Dakota’s producing oil, gas and other leasehold and mineral interests. The Agreement requires Empire Louisiana, beginning December 31, 2018 to maintain certain covenants including an EBITDAX to interest expense of at least 3:1 and funded debt to EBITDAX of 4:1 on a trailing twelve month basis. The Company is not in compliance with the funded debt to EBITDAX covenant of the Agreement at March 31, 2020. As of March 31, 2020, the Company has an outstanding loan balance of $8,397,253 under the Agreement.

In January, 2020 three of the Senior Unsecured Promissory Note investors exercised the conversion feature and converted their $102,500 notes for 1,025,000 shares of the Company's common stock. All of the Senior Unsecured Promissory Notes have been converted to common stock of the Company as of March 31, 2020.

9.       EQUITY

Diluted Earnings per Share ("EPS") gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses. As a result, if there is a loss from continuing operations, Diluted EPS is computed in the same manner as Basic EPS. At March 31, 2020 and 2019, the Company had 5,004,167 and 4,167 respectively, options outstanding that were not included in the calculation of earnings per share for the periods then ended. Such financial instruments may become dilutive and would then need to be included in future calculations of Diluted EPS. At March 31, 2020 and 2019, the outstanding options were considered anti-dilutive since the strike prices were above the market price and since the Company has incurred losses year to date.

In March 2019, 1,446,668 outstanding $0.15 warrants were converted to shares of common stock of the Company. Proceeds received from the conversion was $217,000 including $50,000 of notes payable conversion by Mr. Kamin, a board member.

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

On April 3, 2019, the Board of Directors of the Company adopted the Empire Petroleum Corporation 2019 Stock Option Plan (the "Stock Option Plan"). The total number of shares of common stock that may be issued pursuant to stock options under the Stock Option Plan is 10,000,000. Further, on April 3, 2019 the Company granted Mr. Pritchard and Mr. Morrissett each, options to purchase 2,500,000 shares of common stock of the Company at an exercise price of $0.33 per share. The options vest in three installments with 1,250,000 vesting immediately and 625,000 vesting each in April 2020 and April, 2021. All of the options expire in April, 2029. The value allocated to the vested options was the fair value determined using the Black-Scholes option valuation with the following assumptions:  no dividend yield, expected annual volatility of 213%, risk free interest rate of 2.32% and an expected useful life of 5.375 years. The fair value of the vested options of $812,500 was recorded as compensation expense and allocated to Paid in Capital. The fair of the remaining unvested options is $812,500 as of March 31, 2020.

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

10.     SUBSEQUENT EVENTS

On April 6, 2020 the Company, through its wholly owned subsidiary, Empire Texas, LLC, entered into a Purchase and Sale Agreement (“the Agreement”) with Pardus Oil & Gas, LLC and Pardus Oil & Gas Operating GP, LLC (collectively “the Seller”) to purchase certain oil and natural gas properties in Texas comprising 139 gross wells and approximately 30,000 net acres, 77.3 miles of gathering lines and pipelines and related facilities and equipment, and all general and limited partner interest in Pardus Oil & Gas Operating, LP. The purchase price included the assumption of certain obligations and a contingent payment not to exceed $2,000,000 reduced by certain revenue suspense amounts. The primary liability assumed is the asset retirement obligation for the properties, which the Company is in the process of evaluating. The contingent payment is based on oil production in excess of a specified level from the purchased properties and an average realized oil price of $40 or more per barrel of oil through December 31, 2022. The transaction closed on April 7, 2020.

On May 5, 2020, the Company, through its wholly owned subsidiary, Pardus Oil & Gas Operating, LP, received a SBA Payroll Protection Plan (“PPP”) loan for $160,700. The loan matures on May 5, 2022 and has an interest rate of 1%. There are no payments due until November 5, 2020 at which time the payment amount will be determined based on the portion of the loan which has not been forgiven under criteria established by the SBA, using an eighteen-month amortization.

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

The following table sets forth a summary of our production and operating data for the three months ended March 31, 2020. Because of normal production declines, increased or decreased drilling activities, fluctuations in commodity prices and the effects of acquisitions or divestitures, the historical information presented below should not be interpreted as being indicative of future results.

	Three months ended March 31, 2020	Three months ended March 31, 2019
Production and operating data:
Net production volumes:
Oil (Bbl) (a)	35,884	5,038
Natural gas (Mcf) (b)	12,440	1,796
Total (Boe) (c)	37,957	6,835

Average price per unit:
Oil (Bbl) (a)	$50.56	$59.92
Natural gas (Mcf) (b)	$1.87	$2.83
Total (Boe) (c)	$48.41	$48.63

(a)	Bbl - One stock tank barrel, of 42 U.S. gallons liquid volume, used herein in reference to oil, condensate or natural gas liquids.
(b)	Mcf – One thousand cubic feet of natural gas.
(c)	Boe - One barrel of oil equivalent, a standard convention used to express oil and natural gas volumes on a comparable oil equivalent basis. Natural gas equivalents are determined under the relative energy content method by using the ratio of 6.0 Mcf of natural gas to 1.0 Bbl of oil or condensate.

Operating costs and expenses per Boe:
Oil and natural gas production	$38.62	$22.31
Production taxes	$2.21	$2.87
Depreciation, depletion, amortization and accretion	$9.67	$3.61
Impairment of oil and natural gas properties	$21.09	$—
General and administrative	$13.94	$89.63

THREE-MONTH PERIOD ENDED MARCH 31, 2020 COMPARED TO THREE-MONTH PERIOD ENDED MARCH 31, 2019.

For the three months ended March 31, 2020 and 2019, revenues from oil and natural gas sales were $ 1,314,399 and $343,965 respectively.  The Company purchased significant oil and natural gas properties in the second quarter of 2019 which were not included in the March, 2019 revenues.

Operating expenses, production taxes, depreciation and depletion and amortization and accretion increased to $1,916,885 cumulatively for the three months ended March 31, 2020 from $196,821 for the same period in 2019. The increase was due costs associated with oil and natural gas properties purchased in the second quarter of 2019.

Impairment of oil and natural gas properties expense increased to $800,452 for the three months ended March 31, 2020 from $0 for the same period in 2019. The increase was due to the change in market prices for oil and natural gas in 2020.

Gain (loss) on derivatives, net increased to $2,509,045 for the three months ended March 31, 2020, from ($88,114) in the same period 2019 due to decrease in oil prices since the agreements were entered into or since December 31, 2020 and 2019 respectively, for those contracts in existence at that date.

General and administrative expenses decreased by $83,606 to $528,983 for the three months ended March 31, 2020, from $612,589 for the same period in 2019. The decrease was primarily due to professional fees and travel related to the acquisition of oil and natural gas properties in 2019.

Interest expense was $132,869 and $33,943 for the three months ended March 31, 2020 and 2019, respectively. The increase in interest expense of $98,926 resulted primarily from the debt issued to acquire oil and natural gas properties in the second quarter of 2019.

For the reasons discussed above, the previous period net loss decreased by $2,175,517 from $(587,502) for the three months ended March 31, 2019 to net income of $1,588,015 for the three months ended March 31, 2020.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

As of March 31, 2020, the Company had $590,183 of cash. The Company expects to incur costs related to future oil and natural gas acquisitions for the foreseeable future. It is expected that management will attempt to raise additional capital for future investment and working capital opportunities.

OUTLOOK

See Notes 3 through 6 to the financial statements for information regarding the purchase agreements the Company entered into in 2019 and 2020 to purchase existing oil and natural gas properties and mineral interests. The Company is also actively pursuing the acquisition of other operated and non-operated oil and natural gas properties. It is anticipated that such acquisitions will be financed through equity or debt transactions.

Lower oil and natural gas prices present challenges to our industry and our Company. During the first quarter of 2020, the economic impact of the COVID-19 pandemic, along with the disagreements between OPEC and Russia on production levels, have caused oil prices to decrease substantially since the beginning of 2020. In the first quarter of 2020, gains on settled derivatives offset a large portion of the impact of the recent decline in prices, and we currently have derivative positions in place for a substantial amount of our expected remaining 2020 production. There can be no assurance that we will be able to add derivative positions to cover the remainder of our expected production at favorable prices.

The Impact of COVID-19 on Our Business

During the first quarter of 2020, we did not experience any material impact to our ability to operate or market our production due to the direct or indirect impacts of the COVID-19 pandemic. The Cybersecurity and Infrastructure Security Agency in the U.S. Department of Homeland Security classifies individuals engaged in and supporting exploration for and production of natural gas, oil and NGLs as “essential critical infrastructure workforce,” and to date, state and local governments where our wells are located have followed this guidance and exempted these activities from business closures. Should this situation change, our access to supplies or workers to drill, complete and operate wells could be materially and adversely affected.

However, as decreased transportation, manufacturing and general economic activity levels prompted by COVID-19 and related governmental and societal actions have reduced the demand for oil-based products such as gasoline, jet fuel and other refined products, space to store oil and condensate production is reaching or may reach capacity in some areas, which is prompting purchasers of oil and condensate to reduce future purchase levels and, in some cases, to claim force majeure for purchases already contracted. These situations may lead to production greater than storage capacity later in the year, depending on weather and other seasonal factors. In addition, commodity pricing challenges may cause our production costs to exceed the revenues associated with such production. To the extent that this decreased demand for our commodities continues and our margins are not at acceptable levels or storage for our production is not available, we may have to reduce production from or completely shut in portions of our currently producing wells. The inability to sell our production or the decision to potentially reduce or shut in our production could materially and adversely affect our operating results and our ability to comply with the financial covenants under our credit facility.

There is uncertainty around the extent and duration of the disruption. The degree to which the COVID-19 pandemic or any other public health crisis adversely impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, its impact on the economy and market conditions, and how quickly and to what extent normal economic and operating conditions can resume. Therefore, while we expect this matter will likely disrupt our operations, the degree of the adverse financial impact cannot be reasonably estimated at this time.

 FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q, including this section, includes certain statements that may be deemed "forward-looking statements" within the meaning of federal securities laws. All statements, other than statements of historical facts, that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including future sources of financing and other possible business developments, are forward-looking statements. Such statements are subject to a number of assumptions, risks and uncertainties and could be affected by a number of different factors, including the Company's failure to secure short and long-term financing necessary to sustain and grow its operations, increased competition, changes in the markets in which the Company participates and the technology utilized by the Company and new legislation regarding environmental matters. These risks and other risks that could affect the Company's business are more fully described in reports the Company files with the SEC, including its Form 10-K for the year ended December 31, 2019. Actual results may vary materially from the forward-looking statements.

The Company undertakes no duty to update any of the forward-looking statements in this Form 10-Q.

MATERIAL RISKS

The Company has incurred significant losses from operations and there is no assurance that it will achieve profitability or obtain the funds necessary to finance continued operations. For other material risks, see the Company's Form 10-K for the year ended December 31, 2019, which was filed on March 30, 2020.

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

Empire Petroleum Corporation

Date: May 15, 2020	By:	/s/ Michael R. Morrisett
Michael R. Morrisett
President
(principal financial officer)

Date: May 15, 2020	By:	/s/ Thomas Pritchard
Thomas Pritchard
Chief Executive Officer

EXHIBIT INDEX

31.1	Certification of Thomas Pritchard, Chief Executive Officer, pursuant to Rules 13a - 14 (a) and 15(d) - 14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(1) (31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

31.2	Certification of Michael R. Morrisett, President (principal financial officer), pursuant to Rules 13a - 14 (a) and 15(d) - 14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(1) (31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.1	Certification of Thomas Pritchard, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.2	Certification of Michael R. Morrisett, President (principal financial officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

101	Financial Statements for XBRL format (submitted herewith).