Form 10-Q
period 2020-06-30
EMPIRE PETROLEUM CORP
filed 2020-08-14
CIK 887396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: June 30, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from: ____________to ____________

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

The number of shares of the registrant's common stock, $0.001 par value, outstanding as of June 30, 2020 was 21,392,277.

EMPIRE PETROLEUM CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

EMPIRE PETROLEUM CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(UNAUDITED)
ASSETS

Current Assets:
Cash	$285,813	$—
Accounts Receivable	928,152	982,814
Unrealized Gain on Derivative Instruments	850,674	—
Inventory	567,478	476,305
Prepaids	83,247	129,541
Total Current Assets	2,715,364	1,588,660

Property and equipment:
Oil and Natural Gas Properties, Successful Efforts	24,702,866	12,660,457
Less: Accumulated Depreciation, Depletion and Impairment	(4,918,808)	(3,365,340)
	19,784,058	9,295,117
Other Property and Equipment, net of $3,399 and $1,830 Accumulated Depreciation, respectively	11,056	12,626
Total Property and Equipment, net	19,795,114	9,307,743

Utility and other deposits	487,811	118,177
Acquisition deposit, net of allowance of $725,000 and $-0-, respectively (see Note 4)	125,000	—

Total Assets	$23,123,289	$11,014,580

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts Payable	$1,040,036	$1,025,585
Accrued Expenses	2,356,024	1,103,916
Unrealized Loss on Derivative Instruments	—	11,861
Current Portion of Long-term Notes Payable	8,731,494	96,704
Total Current Liabilities	12,127,554	2,238,066

Long Term Portion of Unrealized Loss on Derivative Instruments	11,529	211,771
Long-Term Notes Payable	160,700	7,715,118
Contingent Payments (see Note 5)	985,820	—
Asset Retirement Obligations	15,652,761	5,788,280
Total Liabilities	28,938,364	15,953,235

Stockholders' Deficit:
Common Stock - $.001 Par Value 150,000,000 Shares Authorized,
21,392,277 and 20,367,277 Shares Issued and Outstanding, Respectively	21,392	20,367
Additional Paid-in Capital	19,331,651	18,823,926
Accumulated Deficit	(25,168,118)	(23,782,948)
Total Stockholders' Deficit	(5,815,075)	(4,938,655)

Total Liabilities and Stockholders' Deficit	$23,123,289	$11,014,580

See accompanying notes to unaudited consolidated financial statements

EMPIRE PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2020	2019	2020	2019

Revenue:
Oil and Gas Sales	$994,529	$1,996,758	$2,308,929	$2,320,968
Net realized and unrealized Gain (Loss) on Derivatives	(402,374)	500,728	2,106,671	432,369
Total Revenue	592,155	2,497,486	4,415,600	2,753,337

Costs and Expenses:
Operating	723,535	1,241,384	2,189,490	1,393,871
Taxes - Production	60,569	129,824	144,528	149,473
Depletion, Depreciation & Amortization	486,568	862,120	754,585	880,206
Impairment of Oil and Natural Gas Properties	—	—	800,452	—
Accretion of Asset Retirement Obligation	257,043	63,228	355,997	69,827
General and Administrative	1,914,406	2,044,022	2,443,390	2,656,611

Total Cost and Expenses	3,442,121	4,340,578	6,688,442	5,149,988

Operating Loss	(2,849,966)	(1,843,092)	(2,272,842)	(2,396,651)

Other Income and (Expense):
Gain on Sale of Assets	—	—	1,143,760	—
Interest Expense	(123,219)	(162,968)	(256,088)	(196,911)

Net Loss	$(2,973,185)	$(2,006,060)	$(1,385,170)	$(2,593,562)

Net Loss per Common Share, Basic & Diluted	$(0.14)	$(0.10)	$(0.07)	$(0.14)
Weighted Average Number of Common Shares Outstanding,
Basic & Diluted	21,392,277	19,358,110	21,222,387	18,587,304

See accompanying notes to unaudited consolidated financial statements

EMPIRE PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

For the six months ended June 30, 2020 and 2019

(UNAUDITED)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balances, December 31, 2019	20,367,277	$20,367	$18,823,926	$(23,782,948)	$(4,938,655)

Net Income	—	—	—	1,588,015	1,588,015

Shares, Options, Warrants
and Conversion Features Issued	1,025,000	1,025	101,475	—	102,500

Balances, March 31, 2020	21,392,277	$21,392	$18,925,401	$(22,194,933)	$(3,248,140)

Net Loss	—	—	—	(2,973,185)	(2,973,185)

Shares, Options, Warrants
and Conversion Features Issued	—	—	406,250	—	406,250

Balances, June 30, 2020	21,392,277	$21,392	$19,331,651	$(25,168,118)	$(5,815,075)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balances, December 31, 2018	17,345,609	$17,345	$16,960,818	$(17,128,346)	$(150,183)

Net Loss	—	—	—	(587,502)	(587,502)

Shares, Options, Warrants
and Conversion Features Issued	1,446,668	1,447	215,553	—	217,000

Balances, March 31, 2019	18,792,277	$18,792	$17,176,371	$(17,715,848)	$(520,685)

Net Loss	—	—	—	(2,006,060)	(2,006,060)

Shares, Options, Warrants
and Conversion Features Issued	1,075,000	1,075	1,598,055	—	1,599,130

Balances, June 30, 2019	19,867,277	$19,867	$18,774,426	$(19,721,908)	$(927,615)

See accompanying notes to unaudited consolidated financial statements

EMPIRE PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,

	2020	2019
Cash Flows From Operating Activities:
Net Loss	$(1,385,170)	$(2,593,562)

Adjustments to Reconcile Net Loss to Net Cash
Provided by (used in) Operating Activities:
Gain on Sales of Assets	(1,143,760)	—
Value of warrants and options granted	406,250	1,491,630
Amortization of Warrant Value and Conversion Feature on
Convertible Notes	—	2,998
Amortization of Loan Issue Costs	29,172	14,486
Depreciation, Depletion and Amortization	754,585	880,206
Impairment of Oil and Natural Gas Properties	800,452	—
Accretion of Asset Retirement Obligation	355,997	69,827
Allowance for loss relating to purchase deposit	725,000
Change in Operating Assets and Liabilities:
Accounts Receivable	54,662	(662,165)
Unrealized Gain on Derivative Instruments	(1,062,775)	(334,155)
Inventory	56,124	(33,703)
Prepaids	46,294	(56,819)
Utility and other deposits	8,366	—
Accounts Payable	(6,005)	121,794
Accrued Expenses	66,521	1,154,074
Net Cash Provided by (used in) Operating Activities	(294,287)	54,611

Cash Flows from Investing Activities:
Acquisition of Oil and Natural Gas Properties	(506,000)	(5,706,531)
Purchase of other fixed assets	—	(14,455)
Proceeds From Sale of Oil and Natural Gas Properties	1,160,400	—
Deposit for Purchase of Oil and Natural Gas Properties	(850,000)	—
Net Cash Used in Investing Activities	(195,600)	(5,720,986)

Cash Flows from Financing Activities:
Proceeds from Debt Issued	925,700	6,479,744
Principal Payments of Debt	(150,000)	(1,065,000)
Proceeds from Stock and Warrant Issuance	—	167,000
Net Cash Provided by Financing Activities	775,700	5,581,744

Net Change in Cash	285,813	(84,631)

Cash - Beginning of Period	—	84,631

Cash - End of Period	$285,813	$—

Supplemental Cash Flow Information:
Cash Paid for Interest	$306,333	$160,088

Non-cash Investing and Financing Activities:
Non-cash Additions to Asset Retirement Obligations	$9,508,484	$3,400,770
Common Stock Issued in Exchange for Outstanding Notes Payable	$—	$157,500
Purchases of oil and natural gas properties in accounts payable	$—	$291,420
Purchases of oil and natural gas properties and deposits in accounts and notes payable, royalty suspense, and contingent payable to seller	$2,569,863	$—

See accompanying notes to unaudited consolidated financial statements

EMPIRE PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

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

The Company’s impairment assessment of proved and unproved mineral properties is based on several factors including oil and gas spot market prices and estimated futures prices that existed at June 30, 2020. In 2020, crude oil prices in both the spot market and futures market experienced significant volatility. For the six months ended June 30, 2020 the Company recorded an impairment expense of $800,452 as a result of the decline in oil prices (See Note 3). Further, the effect of lower crude oil prices on the Company’s future financial position or results of operations is not currently determinable due to broader economic and industry uncertainties, including the impact to the operators and other working interest owners of the properties in which the Company owns mineral interests.

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

In early March 2020, there was a global outbreak of COVID-19 that continued into the second quarter and has resulted in changes in global supply and demand of certain mineral and energy products. These changes, including the magnitude and length of the economic downturn and any potential resulting direct and indirect negative impact to the Company cannot be determined, but they could have a prospective material impact to the Company’s acquisition and project development activities, and cash flows and liquidity.

Reclassification of prior year presentation. Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. An adjustment has been made to the Consolidated Balance Sheet for the year ended December 31, 2019 to reclassify certain utility and other deposits in the amount of $118,177 which had previously been included in prepaids.

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

As of June 30, 2020, the Company had $285,813 of cash and working capital deficit of $9,412,190, which includes the net balance of the Senior Revolver Loan Agreement of $8,397,253 which matures March 27, 2021. The Company has proved reserves which have been acquired within the last two years. The Company plans to continue to look for oil and natural gas investments and will use a combination of debt and equity financing to fund the acquisitions. The Company expects to also incur costs related to evaluating and acquiring oil and natural gas acquisitions for the foreseeable future. It is expected that management will attempt to raise additional capital for future investment and working capital opportunities.

Compensation of Officers and Employees

As of June 30, 2020, the Company had three employees. No independent Board members received compensation from the Company in the first six months of 2020 or 2019. For the six months ended June 30, 2020, the Company paid Mr. Morrisett and Mr. Pritchard $116,000 each for services rendered. For the six months ended June 30, 2019, the Company paid Mr. Morrisett $127,450 and Mr. Pritchard $131,450 for services rendered excluding the value of options. In addition, as of June 30, 2020 Mr. Pritchard has outstanding advances of $26,017.

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

Revenue recognition. The Company recognizes revenues from the sales of oil and natural gas to its customers and presents them aggregated on the Company's consolidated statements of operations. The Company enters into contracts with customers to sell its oil and natural gas production. Revenue on these contracts is recognized in accordance with the five-step revenue recognition model prescribed in ASC 606. Specifically, revenue is recognized when the Company's performance obligations under these contracts are satisfied, which generally occurs with the transfer of control of the oil and natural gas to the purchaser. Control is generally considered transferred when the following criteria are met: (i) transfer of physical custody, (ii) transfer of title, (iii) transfer of risk of loss and (iv) relinquishment of any repurchase rights or other similar rights. Given the nature of the products sold, revenue is recognized at a point in time based on the amount of consideration the Company expects to receive in accordance with the price specified in the contract. Consideration under the oil and natural gas marketing contracts is typically received from the purchaser one to two months after production. At June 30, 2020, the Company had receivables related to contracts with customers of approximately $590,000.

Fair value measurements. The Financial Accounting Standards Board ("FASB") fair value measurement standards define fair value, establish a consistent framework for measuring fair value and establish a fair value hierarchy based on the observability of inputs used to measure fair value.

Convertible debt - The carrying value of the convertible debt approximate fair value as of December 31, 2019. As of June 30, 2020 all of the convertible debt had been converted to shares of the Company’s common stock. Management's estimates are based on the assessment of qualitative factors that are considered Level 3 measurements in the fair value hierarchy as required by FASB ASC 820.

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

The inputs used to value oil and natural gas properties for impairments and asset retirement obligations require significant judgment and estimates made by management and represent Level 3 inputs.

Financial instruments and other- The fair values determined for accounts receivable, accrued expenses and other current liabilities were equivalent to the carrying value due to their short-term nature.

3.       PROPERTY AND EQUIPMENT

In March 2019, the Company, through its subsidiary, Empire North Dakota, LLC, purchased oil and natural gas properties in Montana and North Dakota (See Note 7).

On January 27, 2020, the Company, through its wholly owned subsidiary, Empire North Dakota, LLC, entered into a Bill of Sale and Assignment to purchase lease interests in approximately 4,936 acres in Montana for $500,000.

On February 10, 2020, the Company, through its wholly owned subsidiary, Empire North Dakota, LLC, sold overriding royalty interests for leases it owned in Montana for $325,000 to a consultant of the Company. As of June 30, 2020 $200,000 of the sales price had been received with the balance pending completion of title work.

On February 17, 2020 the Company, through its wholly owned subsidiary, Empire North Dakota, LLC, sold all of its interest in leases of approximately 337 acres in Montana for $1,010,400.

On April 6, 2020 the Company, through its wholly owned subsidiary, Empire Texas, LLC, purchased oil and natural gas properties in Texas (see Note 5).

During the six months ended June 30, 2020, NYMEX strip prices experienced significant volatility, resulting in a significant decrease in value of the Company’s economically recoverable proved oil and natural gas reserves. As such, the carrying amount of the Company’s proved oil and natural gas properties exceeded the expected undiscounted future net cash flows for certain leases, resulting in impairment charges against earnings of $800,452. These impairment charges are included in impairments of long-lived assets on the consolidated statement of operations for the six months ended June 30, 2020. The Company did not recognize an impairment of proved oil and natural gas properties during the six months ended June 30, 2019.

The aggregate capitalized costs of oil and natural gas properties as of June 30, 2020, are as follows:

Proved producing wells	$5,284,041
Proved undeveloped	2,232,458
Lease, well and gathering equipment	1,705,092
Asset retirement obligation	14,988,534
Unproved leasehold costs	492,741
Gross capitalized costs	24,702,866
Less: accumulated depreciation, depletion and impairment	(4,918,808)
$19,784,058

Other property and equipment consists of office furniture and equipment.

Oher property and equipment, at cost	$14,456
Less: accumulated depreciation	(3,400)
Oher property and equipment, net	$11,056

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

The Company has made an $850,000 deposit relating to the purchase which is recorded as a deposit on its balance sheet. Due to the COVID pandemic, and governmental state of emergency orders related thereto, the Company was unable to meet with and obtain financing to complete the purchase from its lenders. As of June 30, 2020 the Agreement has been terminated. The Company is currently in communication with the Seller for return of the deposit. The Company may not be successful in obtaining return of the entire deposit and has recorded an allowance of $725,000 based on its assessment of the negotiations.

5.       ACQUISITION OF PARDUS OIL AND NATURAL GAS PROPERTIES

On April 6, 2020 the Company, through its wholly owned subsidiary, Empire Texas, LLC, entered into a Purchase and Sale Agreement (“the Agreement”) with Pardus Oil & Gas, LLC and Pardus Oil & Gas Operating GP, LLC (collectively “the Seller”) to purchase certain oil and natural gas properties in Texas comprising 139 gross wells and approximately 30,000 net acres, 77.3 miles of gathering lines and pipelines and related facilities and equipment, and all general and limited partner interest in Pardus Oil & Gas Operating, LP. The purchase price included the assumption of certain obligations and a contingent payment not to exceed $2,000,000 reduced by certain revenue suspense amounts. The contingent payment is based on monthly oil production in excess of a specified level from the purchased properties and an average monthly realized oil price of $40 or more per barrel of oil through December 31, 2022. The transaction closed on April 7, 2020.

The following table sets forth the Company's purchase price allocation:

Fair Value of Assets Acquired
Oil and natural gas properties	$1,935,366
Inventory of oil in tanks	147,297
Deposits	378,000
Equipment and gathering lines	109,200
Asset retirement obligation asset	9,508,484

Total Assets Acquired	$12,078,347

Fair Value of Liabilities Assumed
Accounts payable, net	$20,456
Note payable – current	378,000
Royalty suspense	1,185,587
Asset retirement obligations	9,508,484

Total liabilities assumed	$11,092,527

Total consideration	$985,820

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

The fair value of asset retirement obligations totaled $9,508,484 and is included with a corresponding liability in the table above. The fair value was determined based on a discounted cash flow model, which included assumptions of the estimated current abandonment costs, discount rate, inflation rate and timing associated with the incurrence of these costs.

The total consideration consists of a contingent payment to the seller which is due based on monthly production of oil and natural gas through December 31, 2022 and a monthly average price of $40 or higher per barrel.

The inputs used to value oil and natural gas properties and asset retirement obligations require significant judgment and estimates made by management and represent Level 3 inputs.

Financial instruments and other

The fair values determined for accounts payable - trade were equivalent to the carrying value due to their short-term nature.

Accounts payable - trade includes $20,456 of liabilities primarily related to well activity prior to close.

6.       ACQUISITION OF WARHORSE OIL AND NATURAL GAS PROPERTIES

On June 10, 2019, the Company received a process verbal and related sheriff's deed dated as of May 29, 2019 (the "Sheriff's Deed") pertaining to two wells in St. Landry Parish purchased from Business First Bancshares, Inc. d/b/a Business First Bank ("Business First").

Pursuant to the Sheriff's Deed, the Company acquired certain oil and natural gas properties located in St. Landry Parish, Louisiana, including operated working interest in two producing wells. The Company purchased Business First's position as the superior lienholder and seizing creditor of such oil and natural gas properties, which were owned by Warhorse Oil & Gas, LLC, for $450,000 plus $16,993 sheriff fees. The payment was paid from loan proceeds under the loan agreement with CrossFirst Bank (see Note 9).

The Company treated the acquisition as an asset purchase. An amount equal to $73,968 was allocated to lease and well equipment and $378,110 was allocated to producing properties. An asset retirement obligation of $19,732 was recorded in conjunction with the purchase.

7.       ACQUISITION OF ENERGYQUEST II ASSETS

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

8.        DERIVATIVE FINANCIAL INSTRUMENTS

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

The following table summarizes the net realized and unrealized amounts reported in earnings related to the commodity derivative instruments for the three and six months ended June 30, 2020 and 2019:

	Three months ended June 30,		Six months ended June 30,

	2020	2019	2020	2019
Gain (loss) on derivatives:
Oil derivatives	$(402,374)	$492,548	$2,106,671	$424,952
Natural gas derivatives	—	8,180	—	7,417
Total	$(402,374)	$500,728	$2,106,671	$432,369

The following represents the Company’s net cash receipts from derivatives for the three and six months ended June 30, 2020 and 2019:

	Three months ended June 30,		Nine months ended June 30,

	2020	2019	2020	2019
Net cash received from payments on derivatives
Oil derivatives	$510,609	$74,154	$1,043,894	$93,503
Natural gas derivatives	—	4,305	—	4,711
Total	$510,609	$78,459	$1,043,894	$98,214

The following table sets forth the Company’s outstanding derivative contracts at June 30, 2020. The Company has no outstanding natural gas derivatives. All of the Company’s derivatives are expected to settle by October 2021:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2020
Oil Swaps:
Volume (MBbl)	—	—	16.02	15.78
Price per Bbl	—	—	$58.39	$55.18

2021
Oil Swaps:
Volume (MBbl)	15.26	15.18	5.20	—
Price per Bbl	$49.40	$50.87	$38.25	—

9.        NOTES PAYABLE

In February 2019, the Company entered into five unsecured promissory note agreements with accredited investors totaling $90,000. The notes were due May 1, 2019, and accrued interest at 8%. One of the notes, in the amount of $15,000 was issued to Michael R. Morrisett, the Company's President. These notes and the related interest were paid in May 2019.

On September 20, 2018 the Company entered into a Senior Revolver Loan Agreement (“the Agreement”) with CrossFirst Bank (“CrossFirst”). The Agreement was amended March 27, 2019 (the “Amended Agreement”). The Amended Agreement commitment amount is $9,000,000 which is reduced by $150,000 per calendar quarter ($8,400,000 at June 30, 2020) and the maximum amount that can be advanced under the Agreement is $20,000,000 and includes interest at Wall Street Journal Prime plus 150 basis points (4.75% as of June 30, 2020). The Agreement matures on March 27, 2021. Collateral for the loan is a lien on all of the assets of the Company’s wholly owned subsidiaries, Empire Louisiana and Empire North Dakota, and a first priority mortgage lien, pledge of and security interest in not less than 80% of Empire Louisiana’s and Empire North Dakota’s producing oil, gas and other leasehold and mineral interests. The Agreement requires Empire Louisiana, beginning December 31, 2018 to maintain certain covenants including an EBITDAX to interest expense of at least 3:1 and funded debt to EBITDAX of 4:1 on a trailing twelve month basis. The Company is not in compliance with the funded debt to EBITDAX covenant of the Agreement at June 30, 2020. As of June 30, 2020, the Company has an outstanding loan balance of $8,397,253 under the Agreement.

In January 2020 three of the Senior Unsecured Promissory Note investors exercised the conversion feature and converted their $102,500 notes for 1,025,000 shares of the Company's common stock. All of the Senior Unsecured Promissory Notes have been converted to common stock of the Company as of March 31, 2020.

On April 1, 2020, in conjunction with the purchase of assets from Pardus Oil & Gas, LLC (see Note 5), the Company entered into a unsecured promissory note agreement with the seller in the amount of $378,000. The note is payable in one installment on April 1, 2021 and bears interest at the one-year LIBOR rate (1% as of June 30, 2020).

On May 5, 2020, the Company, through its wholly owned subsidiary, Pardus Oil & Gas Operating, LP, received an SBA Payroll Protection Plan (“PPP”) loan for $160,700. The loan matures on May 5, 2022 and has an interest rate of 1%. There are no payments due until November 5, 2020 at which time the payment amount will be determined based on the portion of the loan which has not been forgiven under criteria established by the SBA, using an eighteen-month amortization. The Company expects that the majority of the loan amount will be forgiven based on currently published guidelines of the United States Small Business Administration.

10.     EQUITY

Diluted Earnings per Share ("EPS") gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses. As a result, if there is a loss from continuing operations, Diluted EPS is computed in the same manner as Basic EPS. At March 31, 2020 and 2019, the Company had 5,004,167 and 4,167 respectively, options outstanding that were not included in the calculation of earnings per share for the periods then ended. Such financial instruments may become dilutive and would then need to be included in future calculations of Diluted EPS. At June 30, 2020 and 2019, the outstanding options were considered anti-dilutive since the strike prices were above the market price and since the Company has incurred losses year to date.

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

On April 3, 2019, the Board of Directors of the Company adopted the Empire Petroleum Corporation 2019 Stock Option Plan (the "Stock Option Plan"). The total number of shares of common stock that may be issued pursuant to stock options under the Stock Option Plan is 10,000,000. Further, on April 3, 2019 the Company granted Mr. Pritchard and Mr. Morrissett each, options to purchase 2,500,000 shares of common stock of the Company at an exercise price of $0.33 per share. The options vest in three installments with 1,250,000 vesting immediately and 625,000 vesting each in April 2020 and April 2021. All of the options expire in April, 2029. The value allocated to the vested options was the fair value determined using the Black-Scholes option valuation with the following assumptions:  no dividend yield, expected annual volatility of 213%, risk free interest rate of 2.32% and an expected useful life of 5.375 years. The fair value of the vested options of $812,500 was recorded as compensation expense and allocated to Paid in Capital in 2019. In 2020, the fair value of the options which vested in April 2020 of $406,250 was recorded as compensation expense and allocated to Paid in Capital. The fair of the remaining unvested options is $406,250 as of June 30, 2020.

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

11.     SUBSEQUENT EVENTS

On August 6, 2020 the Company, through its wholly owned subsidiary, Empire Texas, LLC, entered into a joint development agreement (the “Agreement”) with Petroleum & Independent Exploration, LLC and related entities (“PIE”) dated August 1, 2020. Under the terms of the Agreement, PIE will perform recompletion and workover on specified wells owned by Empire. To fund the work, PIE entered into a term loan agreement with Empire dated August 1, 2020, whereby PIE will loan up to $2,000,000, at an interest rate of 6% per annum, maturing August 7, 2024 unless terminated earlier by PIE. On August 7, 2020, $150,000 was advanced to Empire from the loan. As part of the Agreement, Empire will assign to PIE a combined 85% working and revenue interest in the affected wells. Of the assigned interest, 70% will be used to repay the obligations under the term loan agreement. Once the term loan is repaid, PIE will assign a 35% working and revenue interest to Empire and retain a 50% working and revenue interest. In addition, PIE and Empire entered into a Securities Purchase Agreement (“Securities Agreement”) whereby PIE has agreed to purchase for $525,000 (a) 3,500,000 shares of Empire common stock, (b) warrants to purchase 2,625,000 shares of Empire common stock at an exercise price of $0.20 per share, (c) warrants to purchase 1,800,000 shares of Empire common stock at an exercise price of $0.25 per share, (d) warrants to purchase 8,136,518 shares of Empire common stock at an exercise price of $0.10 per share, and (e) warrants to purchase up to 11,066,667 shares of Empire common stock at an exercise price of $0.141 per share. PIE is obligated to exercise the $0.20 warrants within 45 days of when 3 month trailing average production from the Empire Texas properties have increased by 20% over the trailing 3 month trailing average production as of July 2020. PIE can only exercise the $0.25 warrants once all existing non-PIE outstanding warrants to purchase Empire common stock have been exercised or lapsed. For the $0.141 warrants, PIE may initially acquire 7,533,333 shares of Empire common stock, however the amount may be increased if any existing non-PIE warrants are exercised prior to December 31, 2020.

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

The following table sets forth a summary of our production and operating data for the three and six month periods ended June 30, 2020. Because of normal production declines, increased or decreased drilling activities, fluctuations in commodity prices and the effects of acquisitions or divestitures, the historical information presented below should not be interpreted as being indicative of future results.

	Three months ended June 30,		Six months ended June 30,

	2020	2019	2020	2019
Production and operating data:
Net Production volumes:
Oil (Bbl) (a)	38,176	37,583	74,060	42,621
Natural gas (Mcf) (b)	45,423	11,822	57,863	22,560
Total (Boe) (c)	45,747	39,553	83,704	46,381

Average price per unit:
Oil (Bbl) (a)	36.63	53.94	43.45	54.65
Natural gas (Mcf) (b)	1.95	3.08	1.84	2.96
Total (Boe) (c)	32.51	52.17	39.72	51.66

(a)	Bbl - One stock tank barrel, of 42 U.S. gallons liquid volume, used herein in reference to oil, condensate or natural gas liquids.
(b)	Mcf – One thousand cubic feet of natural gas.
(c)	Boe - One barrel of oil equivalent, a standard convention used to express oil and natural gas volumes on a comparable oil equivalent basis. Natural gas equivalents are determined under the relative energy content method by using the ratio of 6.0 Mcf of natural gas to 1.0 Bbl of oil or condensate.

	Three months ended June 30,		Six months ended June 30,

	2020	2019	2020	2019
Operating costs and expenses per Boe:
Oil and natural gas production	$15.82	$31.39	$26.16	$30.05
Production taxes	$1.32	$3.28	$1.73	$3.22
Depreciation, depletion, amortization and accretion	$16.26	$23.39	$13.27	$20.48
Impairment of oil and natural gas properties	$—	$—	$9.56	$—
General and administrative	$41.85	$51.68	$29.19	$57.28

THREE-MONTH PERIOD ENDED JUNE 30, 2020 COMPARED TO THREE-MONTH PERIOD ENDED JUNE 30, 2019.

For the three months ended June 30, 2020 and 2019, revenues from oil and natural gas sales were $ 994,529 and $1,996,758 respectively. In 2020, due to COVID and other economic factors, prices of oil and natural gas declined, resulting in the Company reducing volumes produced.

Operating expenses, production taxes, depreciation and depletion and amortization and accretion decreased to $1,527,715 cumulatively for the three months ended June 30, 2020 from $2,296,556 for the same period in 2019. The decrease was due to a decrease in costs associated with oil and natural gas production, which was constrained during the period due to management’s reduction of production in response to lower prices.

Net realized and unrealized gain (loss) on derivatives decreased to $(402,374) for the three months ended June 30, 2020, from $500,728 in the same period 2019 due primarily to increases in oil prices since March 31,2020 and increases in oil prices during the same period in 2019, respectively, for those contracts in existence at that date.

General and administrative expenses decreased by $129,616 to $1,914,406 for the three months ended June 30, 2020, from $2,044,022 for the same period in 2019. The decrease was primarily due to options and warrants granted in 2019 as well as professional fees and travel related to the acquisition of oil and natural gas properties in 2019. In 2020, expenses included the $725,000 allowance for the acquisition deposit on the Ovintiv properties.

Interest expense was $123,219 and $162,968 for the three months ended June 30, 2020 and 2019, respectively. The decrease in interest expense of $39,749 resulted primarily from lower interest rates in 2020.

For the reasons discussed above, the previous period net loss increased by $967,125 from $(2,006,060) for the three months ended June 30, 2019 to net loss of $(2,973,185) for the three months ended June 30, 2020.

SIX-MONTH PERIOD ENDED JUNE 30, 2020 COMPARED TO SIX-MONTH PERIOD ENDED JUNE 30, 2019

For the six months ended June 30, 2020 and 2019, revenues from oil and natural gas sales were $ 2,308,929 and $2,320,968 respectively.  The Company purchased significant oil and natural gas properties in the second quarter of 2019 which were not included in 2019 revenues. In the second quarter of 2020, due to COVID and other economic factors, prices of oil and natural gas declined, resulting in the Company reducing volumes produced.

Operating expenses, production taxes, depreciation and depletion and amortization and accretion increased to $3,444,600 cumulatively for the six months ended June 30, 2020 from $2,493,377 for the same period in 2019. The increase was due primarily to only a partial period of production in 2019 because of the EnergyQuest acquisition March 2019.

Impairment of oil and natural gas properties expense increased to $800,452 for the six months ended June 30, 2020 from $0 for the same period in 2019. The increase was due to the change in market prices for oil and natural gas in 2020.

Gain on derivatives, net increased to $2,106,671 for the six months ended June 30, 2020, from $432,369 in the same period 2019 due to decrease in oil prices since the agreements were entered into or since December 31, 2020 and 2019 respectively, for those contracts in existence at that date, to the date of maturity or the balance sheet date.

General and administrative expenses decreased by $213,221 to $2,443,390 for the six months ended June 30, 2020, from $2,656,611 for the same period in 2019. The decrease was primarily due to options and warrants issued in 2019 and professional fees and travel related to the acquisition of oil and natural gas properties in 2019. In 2020, expenses included the $725,000 allowance for the acquisition deposit on the Ovintiv properties.

Interest expense was $256,088 and $196,911 for the six months ended June 30, 2020 and 2019, respectively. The increase in interest expense of $59,177 resulted primarily from the debt issued to acquire oil and natural gas properties in the second quarter of 2019.

For the reasons discussed above, the previous period net loss decreased by $1,208,392 from $(2,593,562) for the six months ended June 30, 2019 to net loss of $(1,385,170) for the six months ended June 30, 2020

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

As of June 30, 2020, the Company had $285,813 of cash. The Company expects to incur costs related to future oil and natural gas acquisitions for the foreseeable future. It is expected that management will attempt to raise additional capital for future investment and working capital opportunities.

OUTLOOK

See Notes 3 through 7 to the financial statements for information regarding the purchase agreements the Company entered into in 2019 and 2020 to purchase existing oil and natural gas properties and mineral interests. The Company is also actively pursuing the acquisition of other operated and non-operated oil and natural gas properties. It is anticipated that such acquisitions will be financed through equity or debt transactions.

Lower oil and natural gas prices present challenges to our industry and our Company. During the first and second quarters of 2020, the economic impact of the COVID-19 pandemic have caused oil price volatility in 2020. In the first two quarters of 2020, gains on settled derivatives offset a large portion of the impact of the recent decline in prices and slower production, and we currently have derivative positions in place for a substantial amount of our expected remaining 2020 production. There can be no assurance that we will be able to add derivative positions to cover the remainder of our expected production at favorable prices.

The Impact of COVID-19 on Our Business

During the first two quarters of 2020, we did not experience any material impact to our ability to operate or market our production due to the direct or indirect impacts of the COVID-19 pandemic. The Cybersecurity and Infrastructure Security Agency in the U.S. Department of Homeland Security classifies individuals engaged in and supporting exploration for and production of natural gas, oil and NGLs as “essential critical infrastructure workforce,” and to date, state and local governments where our wells are located have followed this guidance and exempted these activities from business closures. Should this situation change, our access to supplies or workers to drill, complete and operate wells could be materially and adversely affected.

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

Empire Petroleum Corporation

Date: August 14, 2020	By:	/s/ Michael R. Morrisett
Michael R. Morrisett
President
(principal financial officer)

Date: August 14, 2020	By:	/s/ Thomas Pritchard
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