Form 10-Q
period 2020-09-30
EMPIRE PETROLEUM CORP
filed 2020-11-16
CIK 887396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: September 30, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from: ____________to ____________

_____________________

EMPIRE PETROLEUM CORPORATION

(Exact name of registrant as specified in its charter)

_____________________

DELAWARE	001-16653	73-1238709
(State or Other Jurisdiction of Incorporation or Organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

2200 South Utica Place, Suite 150 Tulsa, OK 74114
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

The number of shares of the registrant's common stock, $0.001 par value, outstanding as of September 30, 2020 was 24,892,277.

EMPIRE PETROLEUM CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

EMPIRE PETROLEUM CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(UNAUDITED)
ASSETS

Current Assets:
Cash	$134,374	$—
Accounts Receivable	1,047,092	982,814
Unrealized Gain on Derivative Instruments	456,447	—
Acquisition Deposit Receivable (see Note 4)	50,000	—
Inventory	588,648	476,305
Prepaids	218,015	129,541
Total Current Assets	2,494,576	1,588,660

Property and equipment:
Oil and Natural Gas Properties, Successful Efforts	24,678,466	12,660,457
Less: Accumulated Depreciation, Depletion and Impairment	(5,172,137)	(3,365,340)
	19,506,329	9,295,117
Other Property and Equipment, net of $4,184 and $1,830 Accumulated Depreciation, respectively	10,272	12,626
Total Property and Equipment, net	19,516,601	9,307,743

Utility and Other Deposits	747,739	118,177

Total Assets	$22,758,916	$11,014,580

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts Payable	$1,536,484	$1,025,585
Accrued Expenses	2,262,844	1,103,916
Unrealized Loss on Derivative Instruments	—	11,861
Current Portion of Long-term Notes Payable	8,835,358	96,704
Total Current Liabilities	12,634,686	2,238,066

Long Term Portion of Unrealized Loss on Derivative Instruments	—	211,771
Long-Term Notes Payable	141,384	7,715,118
Contingent Payments (see Note 5)	985,820	—
Asset Retirement Obligations	15,928,473	5,788,280
Total Liabilities	29,690,363	15,953,235

Stockholders' Deficit:
Common Stock - $.001 Par Value 150,000,000 Shares Authorized,
24,892,277 and 20,367,277 Shares Issued and Outstanding, Respectively	24,892	20,367
Additional Paid-in Capital	19,853,151	18,823,926
Accumulated Deficit	(26,809,490)	(23,782,948)
Total Stockholders' Deficit	(6,931,447)	(4,938,655)

Total Liabilities and Stockholders' Deficit	$22,758,916	$11,014,580

See accompanying notes to unaudited consolidated financial statements

EMPIRE PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2020	2019	2020	2019
Revenue:
Oil and Gas Sales	$1,645,403	$1,695,264	$3,954,332	$4,016,232
Net realized and unrealized Gain (Loss) on Derivatives	(103,166)	492,862	2,003,505	925,231
Total Revenue	1,542,237	2,188,126	5,957,837	4,941,463

Costs and Expenses:
Operating	1,286,598	1,577,437	3,476,088	2,971,308
Taxes - Production	88,630	109,878	233,158	259,351
Depletion, Depreciation & Amortization	254,114	769,372	1,008,699	1,649,578
Impairment of Oil and Natural Gas Properties	—	—	800,452	—
Accretion of Asset Retirement Obligation	275,713	63,255	631,710	133,082
General and Administrative	1,278,667	469,792	3,722,057	3,126,403

Total Cost and Expenses	3,183,722	2,989,734	9,872,164	8,139,722

Operating Loss	(1,641,485)	(801,608)	(3,914,327)	(3,198,259)

Other Income and (Expense):
Gain on Sale of Assets	125,000	—	1,268,760	—
Interest Expense	(124,887)	(145,345)	(380,975)	(342,256)

Net Loss	$(1,641,372)	$(946,953)	$(3,026,542)	$(3,540,515)

Net Loss per Common Share, Basic & Diluted	$(0.07)	$(0.05)	$(0.14)	$(0.19)
Weighted Average Number of Common Shares Outstanding,
Basic & Diluted	23,469,200	19,867,277	21,971,947	19,020,236

See accompanying notes to unaudited consolidated financial statements

EMPIRE PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

For the Nine Months Ended September 30, 2020 and 2019

(UNAUDITED)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balances, December 31, 2019	20,367,277	$20,367	$18,823,926	$(23,782,948)	$(4,938,655)

Net Income	—	—	—	1,588,015	1,588,015

Shares, Options, Warrants
and Conversion Features Issued	1,025,000	1,025	101,475	—	102,500

Balances, March 31, 2020	21,392,277	$21,392	$18,925,401	$(22,194,933)	$(3,248,140)

Net Loss	—	—	—	(2,973,185)	(2,973,185)

Shares, Options, Warrants
and Conversion Features Issued	—	—	406,250	—	406,250

Balances, June 30, 2020	21,392,277	21,392	19,331,651	(25,168,118)	(5,815,075)

Net Loss	—	—	—	(1,641,372)	(1,641,372)

Shares, Options, Warrants
and Conversion Features Issued	3,500,000	3,500	521,500	—	525,000

Balances, September 30, 2020	24,892,277	$24,892	$19,853,151	$(26,809,490)	$(6,931,447)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balances, December 31, 2018	17,345,609	$17,345	$16,960,818	$(17,128,346)	$(150,183)

Net Loss	—	—	—	(587,502)	(587,502)

Shares, Options, Warrants
and Conversion Features Issued	1,446,668	1,447	215,553	—	217,000

Balances, March 31, 2019	18,792,277	$18,792	$17,176,371	$(17,715,848)	$(520,685)

Net Loss	—	—	—	(2,006,060)	(2,006,060)

Shares, Options, Warrants
and Conversion Features Issued	1,075,000	1,075	1,598,055	—	1,599,130

Balances, June 30, 2019	19,867,277	19,867	18,774,426	(19,721,908)	(927,615)

Net Loss	—	—	—	(946,953)	(946,953)

Balances, September 30, 2019	19,867,277	$19,867	$18,774,426	$(20,668,861)	$(1,874,568)

See accompanying notes to unaudited consolidated financial statements

EMPIRE PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,

	2020	2019
Cash Flows From Operating Activities:
Net Loss	$(3,026,542)	$(3,540,515)

Adjustments to Reconcile Net Loss to Net Cash
Provided by (used in) Operating Activities:
Gain on Sales of Assets	(1,268,760)	—
Value of warrants and options granted	406,250	1,491,630
Amortization of Warrant Value and Conversion Feature on
Convertible Notes	—	4,447
Amortization of Loan Issue Costs	43,758	29,072
Depreciation, Depletion and Amortization	1,008,699	1,649,578
Impairment of Oil and Natural Gas Properties	800,452	—
Accretion of Asset Retirement Obligation	631,710	133,082
Cash paid to Ovintiv (see Note 4)	(850,000)	—
Loss relating to Ovintiv Purchase Deposit (see Note 4)	800,000	—
Change in Operating Assets and Liabilities:
Accounts Receivable	(64,278)	(1,039,252)
Unrealized Gain on Derivative Instruments	(680,079)	(663,350)
Inventory	34,954	(33,703)
Prepaids, Current	(88,474)	(96,283)
Utility Deposits	(181,600)	—
Accounts Payable	490,443	457,242
Accrued Expenses	(26,659)	607,344
Net Cash Used In Operating Activities	(1,970,126)	(1,000,708)

Cash Flows from Investing Activities:
Acquisition of Oil and Natural Gas Properties	(506,000)	(6,033,135)
Purchase of Other Fixed Assets	—	(14,456)
Proceeds From Sale of Oil and Natural Gas Properties	1,309,800	—
Net Cash Used in Investing Activities	803,800	(6,047,591)

Cash Flows from Financing Activities:
Proceeds from Debt Issued	925,700	7,879,744
Principal Payments of Debt	(150,000)	(1,065,000)
Proceeds from Stock and Warrant Issuance	525,000	167,000
Net Cash Provided by Financing Activities	1,300,700	6,981,744

Net Change in Cash	134,374	(66,555)

Cash - Beginning of Period	—	84,631

Cash - End of Period	$134,374	$18,076

Supplemental Cash Flow Information:
Cash Paid for Interest	$442,299	$316,809

Non-cash Investing and Financing Activities:
Non-cash Additions to Asset Retirement Obligations	$9,508,483	$3,400,770

Common Stock Issued in Exchange for Outstanding Notes Payable	$102,500	$157,500
Purchases of oil and natural gas properties and deposits in accounts and notes payable, royalty suspense, and contingent payable to seller	$2,569,863	$—

Note payable issued - PIE Agreement (see Note 8)	$69,962	$—

See accompanying notes to unaudited consolidated financial statements

EMPIRE PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

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

The Company’s impairment assessment of proved and unproved mineral properties is based on several factors including oil and gas spot market prices and estimated futures prices that existed at September 30, 2020. In2020, crude oil prices in both the spot market and futures market experienced significant volatility. For the nine months ended September 30, 2020 the Company recorded an impairment expense of $800,452 as a result of the decline in oil prices (See Note 3). Further, the effect of lower crude oil prices on the Company’s future financial position or results of operations is not currently determinable due to broader economic and industry uncertainties, including the impact to the operators and other working interest owners of the properties in which the Company owns mineral interests.

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

In early March 2020 there was a global outbreak of COVID-19 that continued into the second and third quarters and has resulted in changes in global supply and demand of certain mineral and energy products. These changes, including the magnitude and length of the economic downturn and any potential resulting direct and indirect negative impact to the Company cannot be determined, but they could have a prospective material impact to the Company’s acquisition and project development activities, and cash flows and liquidity.

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

As of September 30, 2020, the Company had $134,374 of cash and working capital deficit of $10,140,110, which includes the net balance of the Senior Revolver Loan Agreement of $8,368,000 which matures March 27, 2021. The Company has proved reserves which have been acquired within the last two years. The Company plans to continue to look for oil and natural gas investments and will use a combination of debt and equity financing to fund the acquisitions. The Company expects to also incur costs related to evaluating and acquiring oil and natural gas acquisitions for the foreseeable future. It is expected that management will attempt to raise additional capital for future investment and working capital opportunities.

Compensation of Officers and Employees

As of September 30, 2020, the Company had twelve employees. No independent Board members received compensation from the Company in the first nine months of 2020 or 2019. For the nine months ended September 30, 2020, the Company paid its officers, Mr. Morrisett and Mr. Pritchard, $249,417 each for services rendered. For the nine months ended September 30, 2019, the Company paid Mr. Morrisett $179,950 and Mr. Pritchard $183,950 for services rendered excluding the value of options awarded. In addition, as of September 30, 2020 Mr. Pritchard has outstanding advances of $28,828.

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

Revenue recognition. The Company recognizes revenues from the sales of oil and natural gas to its customers and presents them aggregated on the Company's consolidated statements of operations. The Company enters into contracts with customers to sell its oil and natural gas production. Revenue on these contracts is recognized in accordance with the five-step revenue recognition model prescribed in ASC 606. Specifically, revenue is recognized when the Company's performance obligations under these contracts are satisfied, which generally occurs with the transfer of control of the oil and natural gas to the purchaser. Control is generally considered transferred when the following criteria are met: (i) transfer of physical custody, (ii) transfer of title, (iii) transfer of risk of loss and (iv) relinquishment of any repurchase rights or other similar rights. Given the nature of the products sold, revenue is recognized at a point in time based on the amount of consideration the Company expects to receive in accordance with the price specified in the contract. Consideration under the oil and natural gas marketing contracts is typically received from the purchaser one to two months after production. At September 30, 2020, the Company had receivables related to contracts with customers of approximately $610,000.

Fair value measurements. The Financial Accounting Standards Board ("FASB") fair value measurement standards define fair value, establish a consistent framework for measuring fair value and establish a fair value hierarchy based on the observability of inputs used to measure fair value.

Convertible debt - The carrying value of the convertible debt approximate fair value as of December 31, 2019. As of September 30, 2020 all of the convertible debt had been converted to shares of the Company’s common stock. Management's estimates are based on the assessment of qualitative factors that are considered Level 3 measurements in the fair value hierarchy as required by FASB ASC 820.

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

On February 10, 2020, the Company, through its wholly owned subsidiary, Empire North Dakota, LLC, sold overriding royalty interests for leases it owned in Montana for up to $325,000 to a consultant of the Company, $200,000 of which was purchased in the first quarter of 2020 and the final $125,000 was purchased in the third quarter of 2020.

On February 17, 2020 the Company, through its wholly owned subsidiary, Empire North Dakota, LLC, sold all of its interest in leases of approximately 337 acres in Montana for $1,010,400.

On April 6, 2020 the Company, through its wholly owned subsidiary, Empire Texas, LLC, purchased oil and natural gas properties in Texas (see Note 5).

During the nine months ended September 30, 2020, NYMEX strip prices experienced significant volatility, resulting in a significant decrease in value of the Company’s economically recoverable proved oil and natural gas reserves. As such, the carrying amount of the Company’s proved oil and natural gas properties exceeded the expected undiscounted future net cash flows for certain leases, resulting in impairment charges against earnings of $800,452 for the quarter ended March 31, 2020. These impairment charges are included in impairments of long-lived assets on the consolidated statement of operations for the nine months ended September 30, 2020. The Company did not recognize an impairment of proved oil and natural gas properties during the nine months ended September 30, 2019.

The aggregate capitalized costs of oil and natural gas properties as of September 30, 2020, are as follows:

Proved producing wells	$5,284,041
Proved undeveloped	2,232,458
Lease, well and gathering equipment	1,680,692
Asset retirement obligation	14,988,534
Unproved leasehold costs	492,741
Gross capitalized costs	24,678,466
Less: accumulated depreciation, depletion and impairment	(5,172,138)
$19,506,328

Other property and equipment consists of office furniture and equipment.

Other property and equipment, at cost	$14,456
Less: accumulated depreciation	(4,184)
Oher property and equipment, net	$10,272

4.       OVINTIV OIL AND NATURAL GAS PROPERTIES

On March 3, 2020 the Company, through its wholly owned subsidiary, Empire North Dakota, LLC, entered into a Purchase and Sale Agreement (“the Agreement”) with Ovintiv USA, Inc. and several related companies to purchase certain oil and natural gas properties in Montana and North Dakota comprising 26,600 net acres with 94 active wells. The purchase price was $8,500,000, subject to adjustments with an effective date of January 1, 2020 and a closing date of April 30, 2020.

The Company made an $850,000 deposit relating to the purchase. Due to the COVID pandemic and governmental state of emergency orders related thereto, the Company was unable to meet with and obtain financing to complete the purchase from its lenders. The Agreement has been terminated and the parties have agreed to settle with Empire receiving a $50,000 return of its deposit. The Company had estimated a loss on the deposit of $725,000 in the quarter ending June 30, 2020. The remainder of the loss has been recorded in the quarter ending September 30, 2020.

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

6.       ACQUISITION OF WARHORSE OIL AND NATURAL GAS PROPERTIES

On September 10, 2019, the Company received a process verbal and related sheriff's deed dated as of May 29, 2019 (the "Sheriff's Deed") pertaining to two wells in St. Landry Parish purchased from Business First Bancshares, Inc. d/b/a Business First Bank ("Business First").

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

8.       JOINT DEVELOPMENT AGREEMENT

On August 6, 2020 the Company, through its wholly owned subsidiary, Empire Texas, LLC (“ET”), entered into a joint development agreement (the “Agreement”) with Petroleum & Independent Exploration, LLC and related entities (“PIE”) dated August 1, 2020. Under the terms of the Agreement, PIE will perform recompletion or workover on specified mutually agreed upon wells (“Workover Wells”) owned by ET. To fund the work, PIE entered into a term loan agreement with ET dated August 1, 2020, whereby PIE will loan up to $2,000,000, at an interest rate of 6% per annum, maturing August 7, 2024 unless terminated earlier by PIE. Proceeds of the loan will be used for recompletion or workover of the Workover Wells. As of September 30, 2020 approximately $70,000 has been advanced from the loan. As part of the Agreement, ET will assign to PIE a combined 85% working and revenue interest in the Workover Wells; an assignment was completed in October 2020 for the initial three Workover Wells. Of the assigned interest, 70% working and revenue interest will be used to repay the obligations under the term loan agreement. Once the term loan is repaid, PIE will reassign a 35% working and revenue interest to ET in each of the Workover Wells and retain a 50% working and revenue interest (See Note 10).

In addition, PIE and Empire entered into a Securities Purchase Agreement (“Securities Agreement”) whereby PIE purchased for $525,000 (a) 3,500,000 shares of Empire common stock, (b) warrants to purchase 2,625,000 shares of Empire common stock at an exercise price of $0.20 per share, (c) warrants to purchase 1,800,000 shares of Empire common stock at an exercise price of $0.25 per share, (d) warrants to purchase 8,136,518 shares of Empire common stock at an exercise price of $0.10 per share, and (e) warrants to purchase up to 11,066,667 shares of Empire common stock at an exercise price of $0.141 per share. PIE is obligated to exercise the $0.20 warrants within 45 days of when 3 month trailing average production from the Empire Texas properties have increased by 20% over the trailing 3 month trailing average production as of July 2020. PIE can only exercise the $0.25 warrants once all existing non-PIE outstanding warrants to purchase Empire common stock have been exercised or lapsed. For the $0.141 warrants, PIE may initially acquire 7,533,333 shares of Empire common stock, however the amount may be increased if any existing non-PIE warrants are exercised prior to December 31, 2020 (See Note 11).

9.       DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses derivative financial instruments to manage its exposure to commodity price fluctuations. Commodity derivative instruments are used to reduce the effect of volatility of price changes on the oil and natural gas the Company produces and sells. The Company’s derivative financial instruments consist of oil gas swaps.

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

The following table summarizes the net realized and unrealized amounts reported in earnings related to the commodity derivative instruments for the three and nine months ended September 30, 2020 and 2019:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Gain (loss) on derivatives:
Oil derivatives	$(103,165)	$492,530	$2,003,505	$917,482
Natural gas derivatives	—	332	—	7,749
Total	$(103,165)	$492,862	$2,003,505	$925,231

The following represents the Company’s net cash receipts from derivatives for the three and nine months ended September 30, 2020 and 2019:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net cash received from payments on derivatives
Oil derivatives	$279,533	$156,820	$1,323,427	$250,323
Natural gas derivatives	—	6,846	—	11,557
Total	$279,533	$163,666	$1,323,427	$261,880

The following table sets forth the Company’s outstanding derivative contracts at September 30, 2020. The Company has no outstanding natural gas derivatives. All of the Company’s derivatives are expected to settle by October 2021:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2020
Oil Swaps:
Volume (MBbl)	—	—	—	15.78
Price per Bbl	—	—	—	$55.18

2021
Oil Swaps:
Volume (MBbl)	15.26	15.18	5.20	—
Price per Bbl	$49.40	$50.87	$38.25	—

10.     NOTES PAYABLE

In February 2019, the Company entered into five unsecured promissory note agreements with accredited investors totaling $90,000. The notes were due May 1, 2019, and accrued interest at 8%. One of the notes, in the amount of $15,000 was issued to Michael R. Morrisett, the Company's President. These notes and the related interest were paid in May 2019.

On September 20, 2018 the Company entered into a Senior Revolver Loan Agreement (“the Agreement”) with CrossFirst Bank (“CrossFirst”). The Agreement was amended March 27, 2019 and September 30, 2020 (effective as of June 30, 2020) (the “Amended Agreement”). The Amended Agreement commitment amount is $8,700,000 which is reduced by $180,000 per calendar quarter ($8,520,000 at September 30, 2020) and the maximum amount that can be advanced under the Agreement is $20,000,000 and includes interest at Wall Street Journal Prime plus 150 basis points (4.75% as of September 30, 2020). The Agreement matures on March 27, 2021. Collateral for the loan is a lien on all of the assets of the Company’s wholly owned subsidiaries, Empire Louisiana and Empire North Dakota, and a first priority mortgage lien, pledge of and security interest in not less than 80% of Empire Louisiana’s and Empire North Dakota’s producing oil, gas and other leasehold and mineral interests. The Agreement requires Empire Louisiana, beginning December 31, 2018 to maintain certain covenants including an EBITDAX to interest expense of at least 3:1 and funded debt to EBITDAX of 4:1 on a trailing twelve month basis. The Company is not in compliance with these covenants of the Agreement at September 30, 2020. As of September 30, 2020, the Company has an outstanding loan balance of $8,397,000 under the Agreement.

In January 2020 three of the Senior Unsecured Promissory Note investors exercised the conversion feature and converted their $102,500 notes for 1,025,000 shares of the Company's common stock. All of the Senior Unsecured Promissory Notes have been converted to common stock of the Company as of March 31, 2020.

On April 1, 2020, in conjunction with the purchase of assets from Pardus Oil & Gas, LLC (see Note 5), the Company entered into a unsecured promissory note agreement with the seller in the amount of $378,000. The note is payable in one installment on April 1, 2021 and bears interest at the one-year LIBOR rate (1% as of September 30, 2020).

On May 5, 2020, the Company, through its wholly owned subsidiary, Pardus Oil & Gas Operating, LP, received an SBA Payroll Protection Plan (“PPP”) loan for $160,700. The loan matures on May 5, 2022 and has an interest rate of 1%. There are no payments due until ten months after the covered period which ended October 20, 2020, at which time the payment amount will be determined based on the portion of the loan which has not been forgiven under criteria established by the SBA, using an eighteen-month amortization. The Company expects that the majority of the loan amount will be forgiven based on currently published guidelines of the United States Small Business Administration.

In August 2020, concurrent with the Joint Development Agreement with Petroleum and Independent Exploration, LLC (“PIE”), the Company entered into a term loan agreement dated August 1, 2020, whereby PIE will loan up to $2,000,000, at an interest rate of 6% per annum, maturing August 7, 2024 unless terminated earlier by PIE. The loan proceeds will be used for recompletion or workover of certain designated wells. In addition, the Company assigned a 70% working and revenue interest to PIE in the designated wells which will be applied to repayment of the loan. As of September 30, 2020, approximately $70,000 has been advanced from the loan (See Note 8).

11.     EQUITY

Diluted Earnings per Share ("EPS") gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses. As a result, if there is a loss from continuing operations, Diluted EPS is computed in the same manner as Basic EPS. At September 30, 2020 and 2019, the Company had 5,004,167 and 4,167 respectively, options outstanding that were not included in the calculation of earnings per share for the periods then ended. Such financial instruments may become dilutive and would then need to be included in future calculations of Diluted EPS. At September 30, 2020 and 2019, the outstanding options were considered anti-dilutive since the strike prices were above the market price and since the Company has incurred losses year to date.

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

On April 3, 2019, the Board of Directors of the Company adopted the Empire Petroleum Corporation 2019 Stock Option Plan (the "Stock Option Plan"). The total number of shares of common stock that may be issued pursuant to stock options under the Stock Option Plan is 10,000,000. Further, on April 3, 2019 the Company granted Mr. Pritchard and Mr. Morrissett each, options to purchase 2,500,000 shares of common stock of the Company at an exercise price of $0.33 per share. The options vest in three installments with 1,250,000 vesting immediately and 625,000 vesting each in April 2020 and April 2021. All of the options expire in April, 2029. The value allocated to the vested options was the fair value determined using the Black-Scholes option valuation with the following assumptions:  no dividend yield, expected annual volatility of 213%, risk free interest rate of 2.32% and an expected useful life of 5.375 years. The fair value of the vested options of $812,500 was recorded as compensation expense and allocated to Paid in Capital in 2019. In 2020, the fair value of the options which vested in April 2020 of $406,250 was recorded as compensation expense and allocated to Paid in Capital. The fair of the remaining unvested options is $406,250 as of September 30, 2020.

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

On August 7, 2020 concurrently with the Joint Development Agreement with Petroleum & Independent Exploration, LLC and related entities (“PIE”), the companies entered into a Securities Purchase Agreement (“Securities Agreement”) whereby PIE purchased for $525,000 (a) 3,500,000 shares of Empire common stock, (b) warrants to purchase 2,625,000 shares of Empire common stock at an exercise price of $0.20 per share, (c) warrants to purchase 1,800,000 shares of Empire common stock at an exercise price of $0.25 per share, (d) warrants to purchase 8,136,518 shares of Empire common stock at an exercise price of $0.10 per share, and (e) warrants to purchase up to 11,066,667 shares of Empire common stock at an exercise price of $0.141 per share. PIE is obligated to exercise the $0.20 warrants within 45 days of when 3 month trailing average production from the Empire Texas properties have increased by 20% over the trailing 3 month trailing average production as of July 2020. PIE can only exercise the $0.25 warrants once all existing non-PIE outstanding warrants to purchase Empire common stock have been exercised or lapsed. For the $0.141 warrants, PIE may initially acquire 7,533,333 shares of Empire common stock, however the amount may be increased if any existing non-PIE warrants are exercised prior to December 31, 2020. The value allocated to the warrants was the fair value determined using the Black-Scholes option valuation with the following assumptions:  no dividend yield, expected annual volatility of 147%, risk free interest rate of .19% and an expected useful life of 4 years. The fair value of the warrants of $450,848 was allocated to Paid in Capital (See Note 8).

12.    SUBSEQUENT EVENTS

On October 1, 2020 the Company entered into a new office lease agreement. The term of the lease is 63 months commencing October 1, 2020 through December 31, 2025 with lease rates ranging from $0 per month for the first three months to $13,038 per month for the final year. The Company is accounting for the lease as an operating lease.

In October 2020 the Company entered into a $306,000 Letter of Credit agreement, utilizing the commitment under its Senior Revolver Loan Agreement (see Note 10).

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

The following table sets forth a summary of our production and operating data for the three and nine month periods ended September 30, 2020. Because of normal production declines, increased or decreased drilling activities, fluctuations in commodity prices and the effects of acquisitions or divestitures, the historical information presented below should not be interpreted as being indicative of future results.

	Three months ended September 30,		Nine months ended September 30,

	2020	2019	2020	2019
Production and operating data:
Net Production volumes:
Oil (Bbl) (a)	43,126	34,276	117,186	76,687
Natural gas (Mcf) (b)	70,875	10,501	128,738	33,555
Total (Boe) (c)	54,938	36,026	138,648	82,280

Average price per unit:
Oil (Bbl) (a)	40.58	52.92	42.39	54.03
Natural gas (Mcf) (b)	1.44	3.14	1.62	2.98
Total (Boe) (c)	33.72	51.27	37.34	51.57

(a)	Bbl - One stock tank barrel, of 42 U.S. gallons liquid volume, used herein in reference to oil, condensate or natural gas liquids.
(b)	Mcf - One thousand cubic feet of natural gas.
(c)	Boe - One barrel of oil equivalent, a standard convention used to express oil and natural gas volumes on a comparable oil equivalent basis. Natural gas equivalents are determined under the relative energy content method by using the ratio of 6.0 Mcf of natural gas to 1.0 Bbl of oil or condensate.

	Three months ended September 30,		Nine months ended September 30,

	2020	2019	2020	2019
Operating costs and expenses per Boe:
Oil and natural gas production	$23.42	$43.79	$25.07	$36.11
Production taxes	$1.61	$3.05	$1.68	$3.15
Depreciation, depletion, amortization and accretion	$4.63	$23.11	$7.28	$21.67
Impairment of oil and natural gas properties	$—	$—	$5.77	$—
General and administrative	$23.27	$13.04	$26.85	$38.00

THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2020 COMPARED TO THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2019.

For the three months ended September 30, 2020 and 2019, revenues from oil and natural gas sales were $ 1,645,403 and $1,695,264 respectively. In 2020, due to COVID and other economic factors, prices of oil and natural gas declined, resulting in the Company reducing volumes produced.

Operating expenses, production taxes, depreciation and depletion and amortization and accretion decreased to $1,905,055 cumulatively for the three months ended September 30, 2020 from $2,519,942 for the same period in 2019. The decrease was due to a decrease in costs associated with oil and natural gas production, which was constrained during the period due to management’s reduction of production in response to lower prices.

Net realized and unrealized gain (loss) on derivatives decreased to $(103,166) for the three months ended September 30, 2020, from $492,862 in the same period 2019 due primarily to decreases in oil prices since June 30, 2020 and increases in oil prices during the same period in 2019, respectively, for those contracts in existence at that date.

General and administrative expenses increased by $808,875 to $1,278,667 for the three months ended September 30, 2020, from $469,792 for the same period in 2019. The increase was primarily due to an increased number of employees and professional fees related to the Pardus acquisition. For the three month period in 2020, expenses included the $75,000 loss for the acquisition deposit on the Ovintiv properties.

Interest expense was $124,887 and $145,345 for the three months ended September 30, 2020 and 2019, respectively. The decrease in interest expense of $20,458 resulted primarily from lower interest rates in 2020.

For the reasons discussed above, the previous period net loss increased by $694,419 from $(946,953) for the three months ended September 30, 2019 to net loss of $(1,641,372) for the three months ended September 30, 2020.

NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2020 COMPARED TO NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2019

For the nine months ended September 30, 2020 and 2019, revenues from oil and natural gas sales were $ 3,954,332 and $4,016,232 respectively.  The Company purchased significant oil and natural gas properties in the second quarter of 2019 which were not included in 2019 revenues. In the second and third quarter of 2020, due to COVID and other economic factors, prices of oil and natural gas declined, resulting in the Company reducing volumes produced.

Operating expenses, production taxes, depreciation and depletion and amortization and accretion, excluding impairment, increased to $5,349,655 cumulatively for the nine months ended September 30, 2020 from $5,013,319 for the same period in 2019. The increase was due primarily to only a partial period of production in 2019 because of the EnergyQuest acquisition March 2019 and lower production volumes in 2020.

Impairment of oil and natural gas properties expense increased to $800,452 for the nine months ended September 30, 2020 from $0 for the same period in 2019. The increase was due to the change in market prices for oil and natural gas in 2020.

Net realized and unrealized gain on derivatives increased to $2,003,505 for the nine months ended September 30, 2020, from $925,231 in the same period 2019 due to decrease in oil prices since the agreements were entered into or since December 31, 2020 and 2019 respectively, for those contracts in existence at that date, to the date of maturity or the balance sheet date.

General and administrative expenses increased by $595,654 to $3,722,057 for the nine months ended September 30, 2020, from $3,126,403 for the same period in 2019. The increase was primarily due to $800,000 allowance for the acquisition deposit on the Ovintiv properties in 2020 offset by options and warrants issued and professional fees and travel related to the acquisition of oil and natural gas properties in 2019.

Interest expense was $380,975 and $342.256 for the nine months ended September 30, 2020 and 2019, respectively. The increase in interest expense of $38,719 resulted primarily from the debt issued to acquire oil and natural gas properties in the second quarter of 2019 and lower interest rates in 2020.

For the reasons discussed above, the previous period net loss decreased by $513,973 from $(3,540,515) for the nine months ended September 30, 2019 to net loss of $(3,026,542) for the nine months ended September 30, 2020.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

As of September 30, 2020, the Company had $134,374 of cash. The Company expects to incur costs related to future oil and natural gas acquisitions for the foreseeable future. It is expected that management will attempt to raise additional capital for future investment and working capital opportunities.

OUTLOOK

See Notes 3 through 8 to the financial statements for information regarding the purchase and development agreements the Company entered into in 2019 and 2020 to purchase and develop existing oil and natural gas properties and mineral interests. The Company is also actively pursuing the acquisition of other operated and non-operated oil and natural gas properties. It is anticipated that such acquisitions will be financed through equity or debt transactions.

Lower oil and natural gas prices present challenges to our industry and our Company. The economic impact of the COVID-19 pandemic have caused oil price volatility in 2020. In the first three quarters of 2020, gains on settled derivatives offset a large portion of the impact of the recent decline in prices and slower production, and we currently have derivative positions in place for a substantial amount of our expected remaining 2020 production. There can be no assurance that we will be able to add derivative positions to cover the remainder of our expected production at favorable prices.

The Impact of COVID-19 on Our Business

During the first three quarters of 2020, we did not experience any material impact to our ability to operate or market our production due to the direct or indirect impacts of the COVID-19 pandemic. The Cybersecurity and Infrastructure Security Agency in the U.S. Department of Homeland Security classifies individuals engaged in and supporting exploration for and production of natural gas, oil and NGLs as “essential critical infrastructure workforce,” and to date, state and local governments where our wells are located have followed this guidance and exempted these activities from business closures. Should this situation change, our access to supplies or workers to drill, complete and operate wells could be materially and adversely affected.

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

Empire Petroleum Corporation

Date: November 16, 2020	By:	/s/ Michael R. Morrisett
Michael R. Morrisett
President
(principal financial officer)

Date: November 16, 2020	By:	/s/ Thomas Pritchard
Thomas Pritchard
Chief Executive Officer

EXHIBIT INDEX

NO.	DESCRIPTION

31.1	Certification of Thomas Pritchard, Chief Executive Officer, pursuant to Rules 13a - 14 (a) and 15(d) - 14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(1) (31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

31.2	Certification of Michael R. Morrisett, President (principal financial officer), pursuant to Rules 13a - 14 (a) and 15(d) - 14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(1) (31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.1	Certification of Thomas Pritchard, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).
32.2	Certification of Michael R. Morrisett, President (principal financial officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

101	Financial Statements for XBRL format (submitted herewith).