Form 10-K
period 2020-12-31
EMPIRE PETROLEUM CORP
filed 2021-03-31
CIK 887396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-K

_________________

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

 OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

_________________

Commission File Number 001-16653

EMPIRE PETROLEUM CORPORATION

(Exact name of registrant as specified in its charter)

_________________

DELAWARE	73-1238709
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

2200 S. Utica Place, Suite 150 Tulsa, OK 74114
(Address of Principal Executive Offices)    (Zip Code)

Registrant's telephone number, including area code:  (539) 444-8002

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	EMPR	None

Securities registered pursuant to 12(g) of the Act:

Common Stock, $0.001 par value

(Title of class)

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

☑ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐ Yes  ☑ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference by the average bid and asked price of such common equity as of the last business day of the registrant's most recently completed second fiscal quarter, was $9,707,988.

The number of shares of the registrant's common stock, $0.001 par value, outstanding as of March 31, 2021 was 57,515,919.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EMPIRE PETROLEUM CORPORATION

FORM 10-K

PART I

ITEM 1.        BUSINESS.

Background

Empire Petroleum Corporation, a Delaware corporation, was incorporated in the State of Utah in August 1983 under the name Chambers Energy Corporation and domesticated in Delaware in March 1985 under the name Americomm Corporation.  The name was changed to Americomm Resources Corporation in July 1995.  On May 29, 2001, Americomm Resources Corporation acquired Empire Petroleum Corporation, which became a wholly owned subsidiary of Americomm Resources Corporation.  On August 15, 2001, Americomm Resources Corporation and Empire Petroleum Corporation merged and the resulting entity's name was changed to Empire Petroleum Corporation. Empire Petroleum Corporation has four wholly owned subsidiaries, Empire Texas LLC (“Empire Texas”), Empire Louisiana LLC (“Empire Louisiana”), Empire New Mexico LLC (Empire New Mexico”), and Empire North Dakota LLC (“Empire North Dakota”). The consolidated financial statements of Empire Petroleum Corporation and subsidiaries ("Empire", the "Company", "we") include the accounts of the Company and its wholly owned subsidiaries.

Business and Properties

On April 6, 2020, the Company, through its wholly owned subsidiary Empire Texas, entered into a Purchase and Sale Agreement (the “Agreement”) with Pardus Oil & Gas, LLC and Pardus Oil & Gas Operating GP, LLC (collectively the “Seller”) to purchase certain oil and natural gas properties in Texas comprising 139 gross wells and approximately 30,000 net acres, 77.3 miles of gathering lines and pipelines and related facilities and equipment, and all general and limited partner interest in Pardus Oil & Gas Operating, LP. The purchase price, as amended, included the assumption of certain obligations and a cash payment of $40,000. The transaction closed April 7, 2020.

On August 6, 2020, the Company, through its wholly owned subsidiary Empire Texas, entered into a joint development agreement (the “Agreement”) with Petroleum & Independent Exploration, LLC and related entities (“PIE”). Under the terms of the Agreement, PIE will perform recompletion or workover on specified mutually agreed upon wells (“Workover Wells”) owned by the Company. To fund the work, PIE entered into a term loan agreement with the Company, dated August 1, 2020, whereby PIE will loan up to $2,000,000, at an interest rate of 6% per annum, maturing August 7, 2024 unless terminated earlier by PIE. Proceeds of the loan will be used for recompletion or workover of the Workover Wells. As part of the Agreement, the Company assigned to PIE a combined 85% working and revenue interest in the Workover Wells. Of the assigned interest, 70% working and revenue interest will be used to repay the obligations under the term loan agreement. Once the term loan is repaid, PIE will reassign a 35% working and revenue interest to the Company in each of the Workover Wells and retain a 50% working and revenue interest.

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

The oil and natural gas properties purchased from EnergyQuest included 184 wells in Montana and North Dakota, and Empire operates 139 of such wells.

All of the Company’s producing properties are located in Louisiana, Texas, North Dakota, and Montana. For 2020, the properties produced approximately 515 net barrels of oil equivalent (Boe) per day.

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

Principal Customers

We sell our oil and natural gas production to marketers that transport such production by truck to storage facilities arranged by the marketers. Our marketing of oil and natural gas can be affected by factors beyond our control, the effects of which cannot be accurately predicted.

For 2020, revenues from oil and natural gas sales to four customers accounted for 95% of our total operating revenues. For 2019, three customers accounted for 96% of total operating revenue. While the loss of these purchasers may result in a temporary interruption in sales of, or a lower price for, our production, we believe that the loss of these purchasers would not have a material adverse effect on our operations, as there are alternative purchasers in our producing region.

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

Oil and Natural Gas Reserves

The estimates of our proved reserves at December 31, 2020, all of which were located in the United States, were based on evaluations prepared by an independent petroleum engineering firm. Reserves were estimated in accordance with guidelines established by the SEC and the Financial Accounting Standards Board (the “FASB”).

The following table represents the Company’s oil and natural gas reserves at December 31, 2020.

	Oil	Natural Gas
	(Mbbl)	(MMcf)
Proved developed	3,330.92	939.70
Proved behind pipe	85.19	—
Proved shut in	244.48	31.08
Total Proved	3,660.59	970.78

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

Employees

The Company has eleven full-time employees.   Thomas Pritchard serves as the Company’s Chief Executive Officer. Michael Morrisett serves as the Company’s President.

For the years ended December 31, 2020 and 2019, the Company compensated Mr. Morrisett $514,417 and $238,450 respectively, for services rendered as President. The Company compensated Mr. Pritchard $514,417 and $242,450 in 2020 and 2019 respectively for services rendered as Chief Executive Officer.

ITEM 1A.     RISK FACTORS.

Not applicable, but see “Cautionary Note Regarding Forward-Looking Statements” and “Factors That May Affect Future Results” under Item 7 of this Annual Report on Form 10-K.

ITEM 1B.      UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.        PROPERTIES.

In 2020, the Company, through its subsidiaries purchased oil and natural gas properties in Texas, North Dakota and Montana which cumulatively included approximately 35,000 developed and undeveloped acres to the Company’s portfolio.

In 2019, the Company, through its subsidiary, Empire North Dakota, LLC, purchased oil and natural gas properties in North Dakota and Montana. The acquisitions added approximately 20,700 developed and undeveloped acres to the Company’s portfolio.

For information on oil and gas reserves, see “Oil and Natural Gas Reserves” under Item 1 of this Annual Report on Form 10-K.

The following table sets forth a summary of our production and operating data for the years ended December 31, 2020 and 2019. Because of normal production declines, increased or decreased drilling activities, fluctuations in commodity prices and the effects of acquisitions or divestitures, the historical information presented below should not be interpreted as being indicative of future results.

	Year ended December 31, 2020	Year ended December 31, 2019
Production and operating data:
Net production volumes:
Oil (Bbl)	164,869	112,971
Natural gas (Mcf)	139,412	40,714
Total (Boe)	188,104	119,756

Average price per unit:
Oil (a)	$42.00	$53.37
Natural gas (a)	$2.53	$2.95
Total (Boe)	$38.68	$51.35

Operating costs and expenses per Boe:
Oil and natural gas production	$25.90	$36.22
Production and ad valorem taxes	$1.84	$3.17
Depreciation, depletion, amortization and accretion	$21.52	$30.54
Impairment	$46.10	$—
General & administrative	$39.20	$30.35

(a)	Includes the effect of net cash receipts (payments on) derivatives.

At December 31, 2020, the Company has 190 producing wells of which it operates 156. At December 31, 2019, the Company had 150 producing wells, of which it operated 125.

The Company has no wells in process as of December 31, 2020, or 2019 and had no drilling activity during such years.

The Company has no delivery commitments for oil or natural gas.

ITEM 3.        LEGAL PROCEEDINGS.

As of December 31, 2020, the Company was not subject to any legal proceedings.

ITEM 4.        MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Company's Common Stock is traded on the OTCQB under the symbol "EMPR".

The following table sets forth the high and low bid information for the Company's common stock during the time periods indicated.

Year ended December 31, 2019:

Quarter ending:	High	Low
03/31/19	$0.39	$0.10
06/30/19	$0.75	$0.20
09/30/19	$0.35	$0.13
12/31/19	$0.20	$0.11

Year ended December 31, 2020:

Quarter ending:	High	Low
03/31/20	$0.24	$0.01
06/30/20	$0.22	$0.05
09/30/20	$0.47	$0.11
12/31/20	$0.39	$0.31

Quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

At December 31, 2020, there were approximately 270 stockholders of record of the Company's Common Stock.

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

For the past four years, the Company has financed its operations significantly from sales of its equity securities and convertible notes issued to individual investors.  There is no assurance that the Company will be able to continue to finance its operations through the sale of its equity securities, or through loans or advances by third parties. For the past three years, in addition to sales of equity securities and convertible notes, the Company has utilized bank note payable financing to fund property acquisitions and operations. There is no assurance that the Company will be able to obtain debt financing in the future.

In 2020 and 2019, the Company acquired certain oil and gas properties. However, the Company reported losses of $(16,835,433) and $(6,654,602) for the years ended December 31, 2020 and 2019, respectively. The Company also had an accumulated deficit of $(40,618,381) as of December 31, 2020. The Company can provide no assurance that it will be profitable in the future and, if the Company does not become profitable, it may have to suspend its operations. As a result of the foregoing, the audit report of the Company's independent registered public accounting firm relating to the Company's financial statements has been modified because of a going concern uncertainty.  If the Company is able to raise the funds necessary to continue its operations, its future performance will be dependent on the success of its investments. The failure of drilling activities to achieve sufficient quantities of economically attractive reserves and production would have a material adverse effect on the Company's liquidity, operations and financial results.

Our management concluded that, as of December 31, 2020, our reporting and disclosure controls and procedures were not effective at a reasonable assurance level, and if we fail to remediate material weakness identified by our management, we may not be able to accurately report our financial results, and current and potential stockholders may lose confidence in our financial reporting.

Our management concluded that, as of December 31, 2020, our reporting and disclosure controls and procedures were not effective at a reasonable assurance level. Notwithstanding the assessment that our internal control over financial reporting was not effective and that there is a material weakness as identified by our management, we believe that our consolidated financial statements contained in this Annual Report on Form 10-K fairly present our consolidated financial position, results of operations and cash flows for the periods covered thereby in all material respects. Any failure to remediate material weakness identified by our management could adversely impact our ability to report our financial results on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis as required by the SEC, we could face severe consequences from the SEC. In such event, there could result a material adverse effect on our business. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

The price we receive for our oil and natural gas production heavily influences our revenue, profitability, access to capital and future rate of growth. Oil and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the markets for oil and natural gas have been volatile. These markets will likely continue to be volatile in the future. The prices we receive for our production, and the levels of our production, depend on numerous factors beyond our control. These factors include, but are not limited to, the following:

● changes in global supply and demand for oil and natural gas, which could be negatively affected by concerns about the ongoing impact of COVID-19;

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

Lower oil and natural gas prices may not only decrease our revenues on a per unit basis but also may reduce the amount of oil and natural gas that we can produce economically. Lower prices also negatively impact the value of our proved reserves. The recent volatility in the price of oil has forced the Company, as well as other operators, to re-evaluate our current capital expenditure budget and make changes accordingly that we believe are in the best interest of the Company and its stockholders. A substantial or extended decline in oil or natural gas prices may materially and adversely affect our future business, financial condition, results of operations, liquidity or ability to finance planned capital expenditures.

The Company could be adversely affected by increased costs of service providers utilized by the Company.

In accordance with customary industry practice, the Company has relied and will rely on independent third-party service providers to provide most of the services necessary to operate. The industry has experienced significant price fluctuations for these services during the last year and this trend is expected to continue into the future.  These cost uncertainties could, in the future, significantly increase the Company's production costs.

Our producing properties and proved reserves are concentrated in North Dakota, Montana, Texas and Louisiana, making us vulnerable to risks associated with operating in limited major geographic areas.

Our producing properties are geographically concentrated in North Dakota, Montana, Texas and Louisiana. At December 31, 2020, all of our total estimated proved reserves were attributable to properties located in these areas. As a result of this concentration, we are exposed to the impact of regional supply and demand factors, delays or interruptions of production from wells in this area caused by governmental regulation, processing or transportation capacity constraints, market limitations, severe weather events, water shortages or other drought related conditions or interruption of the processing or transportation of oil or natural gas.

This concentration of assets exposes us to additional risks, such as changes in field-wide rules and regulations that could cause us to permanently or temporarily shut-in all of our wells within a field.

The Standardized Measure and PV-10 of our estimated reserves may not be accurate estimates of the current fair value of our estimated proved oil and natural gas reserves.

Standardized Measure is a reporting convention that provides a common basis for comparing oil and natural gas companies subject to the rules and regulations of the SEC. Our non-GAAP (Generally Accepted Accounting Principles) financial measure, PV-10, is a similar reporting convention that we have disclosed in this report. Both measures require the use of operating and development costs prevailing as of the date of computation. Consequently, they will not reflect the prices ordinarily received or that will be received for oil and natural gas production because of varying market conditions, nor may it reflect the actual costs that will be required to produce or develop the oil and natural gas properties. Accordingly, estimates included herein of future net cash flows may be materially different from the future net cash flows that are ultimately received. In addition, the 10 percent discount factor, which is required by the rules and regulations of the SEC to be used in calculating discounted future net cash flows for reporting purposes, may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with our company or the oil and natural gas industry in general.

Therefore, Standardized Measure and PV-10 included in this report should not be construed as accurate estimates of the current fair value of our proved reserves. Our reserve estimates and our computation of future net cash flows at December 31, 2020 are based on SEC pricing of (i) $ 33.35 per Bbl oil price and (ii) $ 1.41 per MMBtu natural gas price.

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

The oil and natural gas industry is capital intensive. We make and expect to continue to make substantial capital expenditures for the acquisition, exploration and development of oil and natural gas reserves. At December 31, 2020, we had approximately $8.1 million of debt outstanding under our Bank Credit Facility, and we had approximately $.4 million of unused commitments under our Credit Facility. Expenditures for acquisition, exploration and development of oil and natural gas properties are the primary use of our capital resources. We intend to finance our future capital expenditures partially through borrowings under our Credit Facility. However, our cash flow from operations and access to capital are subject to a number of variables, including:

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

We may not generate expected cash flows and obtain the capital necessary to sustain our operations at current or anticipated levels. A decline in cash flow from operations or our financing needs may require us to revise our capital program or alter or increase our capitalization substantially through the issuance of debt or equity securities. The issuance of additional equity securities could have a dilutive effect on the value of our common stock. Additional borrowings under our Credit Facility or the issuance of additional debt securities will require that a greater portion of our cash flow from operations be used for the payment of interest and principal on our debt, thereby reducing our ability to use cash flow to fund working capital, capital expenditures and acquisitions. Additional financing also may not be available on acceptable terms or at all. In the event additional capital resources are unavailable, we may curtail drilling, development and other activities or be forced to sell some of our assets on an untimely or unfavorable basis.

The failure to obtain additional financing could result in a curtailment of our operations relating to the development of our undeveloped acreage or the curtailment of acquisitions that may be favorable to us, which in turn could lead to a decline in our oil and natural gas reserves, and could adversely affect our production, revenues and results of operations.

We have substantial indebtedness and may incur substantially more debt. Higher levels of indebtedness make us more vulnerable to economic downturn and adverse developments in our business

We had approximately $9.0 million of outstanding aggregate principal indebtedness at December 31, 2020. At December 31, 2020, commitments from our bank group (as amended) were $8.5 million, of which approximately $.4 million was unused commitments. We continue to review our existing indebtedness, and we may seek to repay, refinance, repurchase, redeem, exchange or otherwise terminate our indebtedness. If we do seek to refinance our existing indebtedness, there can be no guarantee that we would be able to execute the refinancing on favorable terms or at all.

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

We may incur substantially more debt in the future. Our Credit Facility contains restrictions on our incurrence of additional indebtedness.

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

If our operating performance declines, we may need to obtain waivers under our Senior Revolver Loan Agreement to avoid being in default. If we breach our covenants and cannot obtain a waiver from the required lenders, we would be in default and the lenders could exercise their rights, as described above, and we could be forced into bankruptcy or liquidation.

Our ability to use our existing net operating loss carryforwards or other tax attributes could be limited.

At December 31, 2020, we had approximately $16.2 million of federal NOL carryforwards available to offset against future taxable income. Utilization of any NOL depends on many factors, including our ability to generate future taxable income, which cannot be assured.

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

The Company’s operations may be subject to the COVID pandemic.

In 2020, there was a global outbreak of COVID-19 which has resulted in changes in global supply and demand of certain mineral and energy products.

Decreased transportation, manufacturing and general economic activity levels prompted by COVID-19 and related governmental and societal actions reduced the demand for oil-based products such as gasoline, jet fuel and other refined products, which prompted purchasers of oil and condensate to reduce purchase levels. These situations led to production greater than storage capacity at some points during the year. To the extent that this decreased demand for our commodities continues and our margins are not at acceptable levels or storage for our production is not available, we may have to reduce production from or completely shut in portions of our currently producing wells. The inability to sell our production or the decision to potentially reduce or shut in our production could materially and adversely affect our operating results and our ability to comply with the financial covenants under our Credit Facility.

There is uncertainty around the continuing extent and duration of the disruption. The degree to which the COVID-19 pandemic or any other public health crisis adversely impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, its impact on the economy and market conditions, and how quickly and to what extent normal economic and operating conditions can resume. Therefore, while we expect this matter will likely continue to disrupt our operations, the degree of the adverse financial impact cannot be reasonably estimated at this time.

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

TWELVE MONTH PERIOD ENDED DECEMBER 31, 2020, COMPARED TO TWELVE MONTH PERIOD ENDED DECEMBER 31, 2019

For the twelve months ended December 31, 2020, and 2019, revenues from oil and natural gas sales were $5,988,963 and $5,825,446 respectively, an increase of $163,517 (3%).  The Company purchased additional properties in Texas and Montana in 2020 and had production from North Dakota properties for the full year in 2020. The additional production was offset by declines in oil and natural gas prices.

		Variance
	2020	Price	Volume	2019

Oil
Bbls	164,869		51,898	112,971
$	$5,402,757	$(3,396,301)	$2,770,275	$6,028,784
Unit Price	$32.77	$(20.60)		$53.37

Natural Gas
Mcf	139,412		98,698	40,714
$	$352,488	$(58,553)	$290,842	$120,199
Unit Price	$2.53	$(0.42)		$2.95

Operating expenses, production taxes, depreciation, depletion, amortization and accretion increased $890,536 (11%) to $9,265,733 cumulatively for the twelve months ended December 31, 2020 from $8,375,197 for the same period in 2019. The increase was due to the acquisition of additional producing oil and natural gas properties in 2020 and full year production from the North Dakota properties in 2020.

Realized and unrealized gain on derivatives increased $1,705,288 (5,069%) to $1,738,871 for the twelve months ended December 31, 2020 from $33,643 in the same period in 2019 due to decrease in oil prices since the agreements were entered into.

Impairment of oil and natural gas properties increased to $8,671,303 for the twelve months ended December 31, 2020 compared to $-0- for the same period in 2019. The increase was due to the decrease in oil and natural gas prices at least partially attributable to COVID-19 in 2020 and management’s decision to focus on producing properties rather than drill undeveloped properties.

General and administrative expenses increased by $3,738,922 (103%) to $7,373,809 for the twelve months ended December 31, 2020, from $3,634,887 for the same period in 2019. The increase was primarily due to stock options issued to management in 2020, travel and professional fees related to the acquisition of oil and natural gas properties and capital raises in 2020, and higher administrative expenses due to the growth in properties managed.

Interest expense was $521,187 and $503,607 for the twelve months ended December 31, 2020 and 2019, respectively, an increase of $17,580 (3%).  The increase in interest expense resulted primarily from the full year of interest on debt issued to acquire oil and natural gas properties in 2019.

For the reasons discussed above, net loss increased $10,180,831 (153%) to $(16,835,433) for the twelve months ended December 31, 2020 from $(6,654,602) for the twelve months ended December 31, 2019.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

As of December 31, 2020, the Company had $157,695 cash on hand and approximately $400,000 available on its bank line of credit.  The Company expects to incur costs related to future oil and natural gas acquisitions for the foreseeable future.  It is expected that management will attempt to raise additional capital and seek additional debt financing for future investment opportunities and working capital requirements.

In 2020, the Company generated $(2,090,060) of cash from oil and natural gas activities after deducting cash operating costs and production taxes. A significant amount of the general and administrative cash costs of $4,298,553, after deducting the noncash option and warrant expenses, were for locating and closing acquisitions.

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

Impairment of unproved oil and gas properties - Management’s assessment of the results of exploration activities, commodity price outlooks, planned future sales or expiration of all or a portion of such leaseholds impact the amount and timing of impairment provisions. An impairment expense could result if oil and gas prices decline in the future as it may not be economic to develop some of these unproved properties.

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

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements of the Company are set forth on pages 30 through 55 at the end of this Form 10-K.

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation under the supervision of the Company's Chief Executive Officer and President (principal financial officer) of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rules 13a - 15(e) and 15d - 15(e).  Based on this evaluation, the Company's Chief Executive Officer and President (principal financial officer) concluded that the disclosure controls and procedures as of the end of the period covered by this report are not effective due to material weakness identified below.

Management's Annual Report on Internal Control Over Financial Reporting

Limitations on Effectiveness of Controls. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of reporting and disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) and for the assessment of the effectiveness of internal control over financial reporting. Our management, with the participation of our Chief Executive Officer and President (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). The term “disclosure controls and procedures,” as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Reporting and disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be reported and disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required reporting figures and disclosures.

Based on our evaluation, our Chief Executive Officer and President (principal financial officer) concluded that, as of December 31, 2020, our reporting and disclosure controls and procedures were not effective at a reasonable assurance level as we do not have sufficient resources in our accounting function, which restricts the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner. In addition, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. In the first quarter of 2021, the Company engaged a financial consultant to assist with the evaluation of its disclosure controls and procedures. In connection with such engagement, our management had already concluded that the Company’s accounting resources became taxed during certain acquisition activities and the Company should hire additional knowledgeable accounting personnel, which the Company believes will assist with properly segregating duties and timely analyzing and reviewing information related to financial reporting. Our management will continue to work with this financial consultant and perform additional analysis and other procedures to help address the material weakness described above.

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there is a material weakness as identified herein, we believe that our consolidated financial statements contained in this Annual Report on Form 10-K fairly present our consolidated financial position, results of operations and cash flows for the periods covered thereby in all material respects.

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

ITEM 9B.     OTHER INFORMATION.

None.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following lists the directors and executive officers of the Company:

Name	Age	Position
Thomas Pritchard	59	Director and Chief Executive Officer
Michael R. Morrisett	57	Director and President
Anthony N. Kamin	60	Director and Chairman of the Board

_________________

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

Michael R. Morrisett

Mr. Morrisett has served as a director of the Company and as the Company's President since January 19, 2015.  Mr. Morrisett has over 25 years of experience in investment banking and considerable experience in the management of non-operated oil and gas operations.  From April 2014 to May 2017, Mr. Morrisett served as the Chief Financial Officer and is currently a Director of a privately held media and technology portfolio company based in San Francisco, California. From November 2012 to January 2018 Mr. Morrisett served Total Energy Partners Funds, an investment fund engaged in the ownership of non-operated oil and gas working interests, in several capacities, including as a partner.  Prior to 2013, Mr. Morrisett served in various executive capacities at other investment banking firms and oil and gas concerns.

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

Identification of Audit Committee; Audit Committee Financial Expert

As of December 31, 2020, the Company had not established any committees (including an audit committee) because of the small size of its Board of Directors.  As such, the Company does not have an audit committee or an audit committee financial expert serving on such committee.  As of December 31, 2020, the entire Board of Directors essentially serve as the Company's audit committee.

Code of Ethics

The Company has adopted a Code of Ethics that applies to all of the Company's directors and employees, including the Company's principal executive officer, principal financial officer and principal accounting officer or persons performing similar functions.  The Company undertakes to provide any person without charge, upon request, a copy of the Code of Ethics.  Requests may be directed to Empire Petroleum Corporation, 2200 South Utica Place, Suite 150, Tulsa Oklahoma, 74114, or by calling (539) 444-8002.

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

Based solely on review of the copies of such reports furnished to the Company and any written representations that in other reports were required during the year ended December 31, 2020, to the Company's knowledge, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners during the year ended December 31, 2020 were complied with on a timely basis.

ITEM 11.      EXECUTIVE COMPENSATION.

The Board of Directors does not have a Compensation Committee.

Executive Compensation

The following table set forth certain information regarding compensation of the Company's named executive officers.

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)	Option Awards ($)[1]	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total Compensation ($)

Thomas Pritchard	2020	$226,667	[2]	$287,750	[3]	$—	$779,800	$—	$174,900	[4]	$1,469,117
Chief Executive Officer	2019	219,950		22,500		—	812,500	—	—		1,054,950

Michael Morrisett	2020	226,667	[2]	287,750	[3]	—	779,800	—	174,900	[4]	1,469,117
President	2019	215,950		22,500		—	812,500	—	—		1,050,950

Garry Smith	2020	100,000	[5]	10,000		—	272,930	—	—		382,930
Controller	2019	—		—		—	—	—	—		—

_______________________

[1]	For information on the assumptions used in the valuation of these awards, see Note 11 included in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
[2]	The current salary of both Mr. Pritchard and Mr. Morrisett is $250,000 per year.
[3]	$113,759 of this amount was a bonus for 2019 performance paid in 2020, and $174,000 of this amount was a bonus for 2020 performance, but will be paid over time in fiscal year 2021 subject to the Company having sufficient funds.
[4]	This amount is for the extension of warrants described immediately below this table. For information on the assumptions used in the valuation of these extensions, see Note 10 included in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

[5]	Mr. Smith’s current salary is $190,000 per year. This amount represents payment for a partial year.

As of December 31, 2020, none of the named executive officers had employment contracts.

On December 31, 2020, warrant certificates issued to Mr. Pritchard and Mr. Morrisett pursuant to which each such named executive officer has the right to acquire 500,000 shares of the Company’s common stock at an exercise price of $0.25 per share were extended so that such warrant certificates can be exercised on or before April 2, 2029 to make such grants consistent with the 2019 Stock Plan.

On December 31, 2020, each of Mr. Pritchard and Mr. Morrisett were issued options to acquire 2,000,000 shares of the Company’s common stock at an exercise price of $0.35 per share under the 2019 Stock Plan.

Outstanding Equity Awards at December 31, 2020

The following table set forth certain information regarding outstanding equity awards of the Company's named executive officers.

	Option and warrant awards
Name		Number of securities underlying unexercised options and warrants (#) exercisable	Number of securities underlying unexercised options and warrants (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options and warrants (#)	Option / warrant Exercise price ($)	Option / warrant expiration date

Thomas Pritchard	Options	1,875,000	625,000[1]	—	$0.33	4/2/2029
	Options	2,000,000	—	—	0.35	12/31/2030
	Warrants	500,000	—	—	0.25	4/2/2029

Michael Morrisett	Options	1,875,000	625,000[1]	—	0.33	4/2/2029
	Options	2,000,000	—	—	0.35	12/31/2030
	Warrants	500,000	—	—	0.25	4/2/2029

Garry Smith	Options	700,000	—	—	0.35	12/31/2030

_______________________

1 The vest date is April 2, 2021.

As of December 31, 2020, the Company did not have any plan that provides for the payment of retirement benefits to named executive officers or benefits to a named executive officer in connection with the resignation, retirement or other termination of such named executive officer or a change in control of the registrant.

Director Compensation

The Board of Directors does not have a Compensation Plan. From time to time in the past, the Company has compensated Board members for service through the issuance of warrants or options. On December 31, 2020, Mr. Kamin was issued options to acquire 300,000 shares of the Company’s common stock at an exercise price of $0.35 per share under the 2019 Stock Plan. For further information on the assumptions used in the valuation of this award, see Note 11 included in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Authorized for Issuance under Equity Compensation Plans

On April 3, 2019, the Board of Directors of the Company adopted the Empire Petroleum Corporation 2019 Stock Option Plan (the "Stock Option Plan"). The total number of shares of common stock that may be issued pursuant to stock options under the Stock Option Plan is 10,000,000. Further, on April 3, 2019, the Company granted Mr. Pritchard and Mr. Morrissett each, options to purchase 2,500,000 shares of common stock of the Company at an exercise price of $0.33 per share. On December 31, 2020 the Company granted certain members of management and a member of the Board of Directors options to purchase 5,000,000 shares of common stock of the Company at an exercise price of $0.35 per share.

The following table provides certain information relating to the 2019 Stock Option Plan as of December 31, 2020:

	(a)	(b)	(c)
Number of securities
remaining available
for future
	Number of securities		issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options	outstanding options	securities reflected
Plan Category	and rights	and rights	in column (a)

Equity compensation plans
not approved by security
holders	10,000,000	$0.34	—

Total	10,000,000		—

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our Common Stock as of March 30, 2021 for:

* each person who is known to own beneficially more than 5% of our outstanding Common Stock;

* each of our executive officers and directors; and

* all executive officers and directors as a group.

The percentage of beneficial ownership for the following table is based on 57,515,919 shares of Common Stock outstanding as of March 31, 2021.

Unless otherwise indicated below, to the Company's knowledge, all persons and entities listed below have sole voting and investment power over their shares of Common Stock.

Security Ownership of Certain Beneficial Owners

	Amount and nature of
Name and address of beneficial owner	beneficial ownership	Percent of class (1)

Puckett Land Company 5460 S. Quebec St., Suite 250 Greenwood Village, CO 80111	5,000,000	8.69%

Phil E. Mulacek 25025 I-45 North, Suite 420 The Woodlands, Texas 77380	13,694,185 (2)	23.58%

(1)   The percentage ownership for each person is calculated in accordance with the rules of the SEC, which provide that any shares a person is deemed to beneficially own by virtue of having a right to acquire shares upon the conversion of options or other rights are considered outstanding solely for purposes of calculating such person's percentage ownership.

(2)   The total includes 548,000 shares of common stock issuable upon the exercise of a warrant at an exercise price of $0.50 per share.

Security Ownership of Management

	Amount and nature of
Name and address of beneficial owner	beneficial ownership	Percent of class (1)

Michael R. Morrisett	6,068,128 (2)	9.80%
Director and President
2200 South Utica Place, Suite 150
Tulsa, Oklahoma 74114

Anthony Kamin	5,498,114 (3)	8.91%
Director
2200 South Utica Place, Suite 150 Tulsa, Oklahoma 74114
Thomas Pritchard Director and Chief Executive Officer	4,468,333 (4)	7.22%
2200 South Utica Place, Suite 150 Tulsa, Oklahoma 74114

All current directors and executive officers as a group (3 persons)	16,034,575 (5)	22.77%

(1)   The percentage ownership for each person is calculated in accordance with the rules of the SEC, which provide that any shares a person is deemed to beneficially own by virtue of having a right to acquire shares upon the conversion of options or other rights are considered outstanding solely for purposes of calculating such person's percentage ownership.

(2)  The total includes 500,000 shares of common stock issuable upon the exercise of a warrant at an exercise price of $0.25 per share and options to purchase 3,875,000 shares of common stock at an exercise price of $0.33 and $0.35 per share.

(3) The total includes 500,000 shares of common stock issuable upon the exercise of a warrant at $0.15 per share, 2,500,000 shares of common stock issuable upon the exercise of a warrant at an exercise price of $0.25 per share and options to purchase 300,000 shares of common stock at an exercise price of $0.35 per share and 428,571 shares of common stock issuable upon the exercise of a warrant at an exercise price of $0.50 per share.

(4)  The total includes 500,000 shares of common stock issuable upon the exercise of a warrant at $0.25 per share and options to purchase 3,875,000 shares of common stock at an exercise price of $0.33 and $0.35 per share.

(5) The total includes 4,000,000 shares of common stock issuable upon the exercise of warrants and 8,050,000 options to purchase common stock .

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of the fees billed or to be billed to the Company by HoganTaylor LLP, the Company's independent registered public accounting firm, for professional services rendered for the fiscal years ended December 31, 2019 and December 31, 2018:

Fee Category	Fiscal 2020 Fees	Fiscal 2019 Fees

Audit Fees (1)	$210,000	$145,000
Audit - Related Fees (2)	2,500	25,000
Tax Fees	—	—
All Other Fees (3)	—	—

Total Fees	$212,500	$170,000

(1)  Audit Fees consist of aggregate fees billed for professional services rendered for the audit of the Company's annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for the years ended December 31, 2020 and December 31, 2019, respectively.

(2)  Audit-Related fees consist of aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit Fees." These include work performed for 8K/A filings.

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

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	(1) Financial Statements

The financial statements under this item are included in Item 8 of Part II.

(2) Schedules

NONE

(3) Exhibits

Exhibit No.	Description

2.1

Purchase and Sale Agreement dated as of February 15, 2019, by and between EnergyQuest and Empire North Dakota LLC (incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K dated February 27, 2019, which was filed on March 5, 2019).

2.2	Purchase and Sale Agreement dated as of April 6, 2020, by and between Pardus Oil & Gas, LLC and Pardus Oil & Gas Operating GP, LLC and Empire Texas LLC (incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K dated April 6, 2020, which was filed on April 10, 2020).

3.1	Articles of Incorporation of the Company, as amended (incorporated herein by reference to Exhibit 3.1 of the Company's Form 10-QSB for the period ended September 30, 1995, which was filed November 6, 1995).

3.2	Certificate of Amendment to Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company's Form 8-K dated May 31, 2012, which was filed on June 1, 2012).

3.3	Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company's Form 10-QSB for the period ended March 31, 1998, which was filed May 15, 1998).

4.2	Description of the Common Stock of Empire Petroleum Corporation Registered Under Section 12 of the Securities Exchange Act of 1934 (submitted herewith).

10.1	Empire Petroleum Corporation 2019 Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K dated April 3, 2019, which was filed on April 9, 2019).

10.2	Form of Non-Qualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.2 to the Company's Form 8-K dated April 3, 2019, which was filed on April 9, 2019).

10.3

Senior Revolver Loan Agreement dated as of September 20, 2018 by and between Empire Louisiana, LLC and CrossFirst Bank (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K dated September 20, 2018 filed on September 25, 2018).

10.4

First Amendment to Senior Revolver Loan Agreement, dated as of March 27, 2019, by and between Empire Louisiana LLC, Empire North Dakota LLC and CrossFirst Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated March 27, 2019, which was filed on April 2, 2019).

10.5

Securities Purchase Agreement dated as of August 6, 2020, by and between Empire Petroleum Corporation and Petroleum Independent & Exploration LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated August 6, 2020, which was filed on August 11, 2020).

10.6	Common Share Warrant Certificate No. PIE-1 dated August 6, 2020 (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K dated August 6, 2020, which was filed on August 11, 2020).

10.7	Common Share Warrant Certificate No. PIE-2 dated August 6, 2020 (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K dated August 6, 2020, which was filed on August 11, 2020).

10.8	Common Share Warrant Certificate No. PIE-3 dated August 6, 2020 (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K dated August 6, 2020, which was filed on August 11, 2020).

10.9	Common Share Warrant Certificate No. PIE-4 dated August 6, 2020 (incorporated herein by reference to Exhibit 10.5 to the Company’s Form 8-K dated August 6, 2020, which was filed on August 11, 2020).

10.10

Loan Agreement dated as of August 6, 2020, by and between Empire Texas LLC and Petroleum Independent & Exploration LLC (incorporated herein by reference to Exhibit 10.6 to the Company’s Form 8-K dated August 6, 2020, which was filed on August 11, 2020).

10.11

Second Amendment to Senior Revolver Loan Agreement, dated as of June 30, 2020, by and between Empire Louisiana LLC, Empire North Dakota LLC and CrossFirst Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated September 30, 2020, which was filed on October 6, 2020).

10.12

Third Amendment to Senior Revolver Loan Agreement, dated as of December 31, 2020, by and between Empire Louisiana LLC, Empire North Dakota LLC and CrossFirst Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated March 10, 2021, which was filed on March 15, 2021).

10.13	Letter Agreement dated as of March 11, 2021 by and between Empire Petroleum Corporation and Petroleum Independent & Exploration LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K dated March 10, 2021, which was filed on March 15, 2021).

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of Thomas Pritchard, Chief Executive Officer (submitted herewith).

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of Michael R. Morrisett, principal financial officer (submitted herewith).

32.1	Section 1350 Certification of Thomas Pritchard, Chief Executive Officer (submitted herewith).

32.2	Section 1350 Certification of Michael R. Morrisett, principal financial officer (submitted herewith).

101	Financial Statements for XBRL format (submitted herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Empire Petroleum Corporation

Date: March 31, 2021	By:	/s/ Michael R. Morrisett
Name: Michael R. Morrisett
Title: President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas Pritchard	Director and Chief Executive Officer	March 31, 2021
THOMAS PRITCHARD

/s/ Michael R. Morrisett	Director and President	March 31, 2021
MICHAEL R. MORRISETT	(principal financial officer)

/s/ Anthony J. Kamin	Director and Chairman of the Board	March 31, 2021
ANTHONY J. KAMIN

EXHIBIT INDEX

Exhibit No.	Description

2.1	Purchase and Sale Agreement dated as of February 15, 2019, by and between EnergyQuest and Empire North Dakota LLC (incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K dated February 27, 2019, which was filed on March 5, 2019).

2.2	Purchase and Sale Agreement dated as of April 6, 2020, by and between Pardus Oil & Gas, LLC and Pardus Oil & Gas Operating GP, LLC and Empire Texas LLC (incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K dated April 6, 2020, which was filed on April 10, 2020).

3.1	Articles of Incorporation of the Company, as amended (incorporated herein by reference to Exhibit 3.1 of the Company's Form 10-QSB for the period ended September 30, 1995, which was filed November 6, 1995).

3.2	Certificate of Amendment to Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company's Form 8-K dated May 31, 2012, which was filed on June 1, 2012).

3.3	Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company's Form 10-QSB for the period ended March 31, 1998, which was filed May 15, 1998).

4.2	Description of the Common Stock of Empire Petroleum Corporation Registered Under Section 12 of the Securities Exchange Act of 1934 (submitted herewith).

10.1	Empire Petroleum Corporation 2019 Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K dated April 3, 2019, which was filed on April 9, 2019).

10.2	Form of Non-Qualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.2 to the Company's Form 8-K dated April 3, 2019, which was filed on April 9, 2019).

10.3	Senior Revolver Loan Agreement dated as of September 20, 2018 by and between Empire Louisiana, LLC and CrossFirst Bank (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K dated September 20, 2018 filed on September 25, 2018).

10.4	First Amendment to Senior Revolver Loan Agreement, dated as of March 27, 2019, by and between Empire Louisiana LLC, Empire North Dakota LLC and CrossFirst Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated March 27, 2019, which was filed on April 2, 2019).

10.5	Securities Purchase Agreement dated as of August 6, 2020, by and between Empire Petroleum Corporation and Petroleum Independent & Exploration LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated August 6, 2020, which was filed on August 11, 2020).

10.6	Common Share Warrant Certificate No. PIE-1 dated August 6, 2020 (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K dated August 6, 2020, which was filed on August 11, 2020).

10.7	Common Share Warrant Certificate No. PIE-2 dated August 6, 2020 (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K dated August 6, 2020, which was filed on August 11, 2020).

10.8	Common Share Warrant Certificate No. PIE-3 dated August 6, 2020 (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K dated August 6, 2020, which was filed on August 11, 2020).

10.9	Common Share Warrant Certificate No. PIE-4 dated August 6, 2020 (incorporated herein by reference to Exhibit 10.5 to the Company’s Form 8-K dated August 6, 2020, which was filed on August 11, 2020).

10.10	Loan Agreement dated as of August 6, 2020, by and between Empire Texas LLC and Petroleum Independent & Exploration LLC (incorporated herein by reference to Exhibit 10.6 to the Company’s Form 8-K dated August 6, 2020, which was filed on August 11, 2020).

10.11	Second Amendment to Senior Revolver Loan Agreement, dated as of June 30, 2020, by and between Empire Louisiana LLC, Empire North Dakota LLC and CrossFirst Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated September 30, 2020, which was filed on October 6, 2020).

10.12	Third Amendment to Senior Revolver Loan Agreement, dated as of December 31, 2020, by and between Empire Louisiana LLC, Empire North Dakota LLC and CrossFirst Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated March 10, 2021, which was filed on March 15, 2021).

10.13	Letter Agreement dated as of March 11, 2021 by and between Empire Petroleum Corporation and Petroleum Independent & Exploration LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K dated March 10, 2021, which was filed on March 15, 2021).

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of Thomas Pritchard, Chief Executive Officer (submitted herewith).

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of Michael R. Morrisett, principal financial officer (submitted herewith).

32.1	Section 1350 Certification of Thomas Pritchard, Chief Executive Officer (submitted herewith).

32.2	Section 1350 Certification of Michael R. Morrisett, principal financial officer (submitted herewith).

101	Financial Statements for XBRL format (submitted herewith).

EMPIRE PETROLEUM CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors

of Empire Petroleum Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Empire Petroleum Corporation (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that was communicated or required to be communicated to the board of directors and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Proved Oil and Natural Gas Properties – Oil and Natural Gas Reserve Quantities and Future Cash Flows Used to Determine Depletion and to Assess Impairment

Critical Audit Matter Description

As discussed in Note 2 to the financial statements, the Company's proved oil and natural gas properties are depleted using the units-of-production method based on the Company's oil and natural gas reserves and are evaluated for impairment by comparison to the future net cash flows of the underlying oil and natural gas reserves. The Company's oil and natural gas reserve quantities and the related future net cash flows required management to make significant estimates and assumptions. As a result of changing market conditions and commodity prices, assumptions can change from period to period, causing the estimates of proved reserves to change. The Company utilizes a petroleum engineering firm to estimate oil and natural gas reserves using generally accepted methods, calculation procedures and engineering data. Changes in these assumptions or engineering data could have a significant impact on the amount of depletion and any proved oil and natural gas property impairment. The proved oil and natural gas properties balance was $7,563,001 as of December 31, 2020, net of accumulated depreciation, depletion, amortization, and impairment. Related depreciation, depletion, and amortization expense was $3,118,019 and impairment expense was $8,671,303 for the year ended December 31, 2020.

Given the significant judgments made by management, performing audit procedures to evaluate the Company's oil and natural gas reserve quantities and the related net cash flows including management's estimates and assumptions required a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures to address management's significant judgments and assumptions related to oil and natural gas reserve quantities and estimates of the future net cash flows included the following, among others:

•	Evaluated the experience, qualifications and objectivity of management's expert, including the methodologies and calculation procedures used to estimate oil and natural gas reserves.
•	Evaluated forecasted production by comparing to historical production and decline rates.
•	Assessed management's estimated oil and natural gas prices by:
•	Evaluated the methodology used by management for development of the oil and natural gas prices used for assessing impairment and compared the estimated prices to an independently determined range of prices, including published forward pricing indices and third-party industry sources.
•	Compared prices used in the determination of reserve quantities and the depletion calculation to average historical prices.
•	Compared the historical realized price differentials incorporated in the future oil and natural gas prices.
•	Evaluated future operating and capital costs used to estimate future cash flows by comparing them to historical cost data.

Going Concern Assessment

Critical Audit Matter Description

As described further in Note 1 to the consolidated financial statements, the Company has incurred net losses each year from inception through December 31, 2020, and has negative working capital as of December 31, 2020. The Company determined these, and other factors, raised substantial doubt as to the Company's ability to continue as a going concern one year from the issuance date of the consolidated financial statements. In making this determination, management prepared a short-term cash flow projection. Management used significant assumptions in preparing the short-term cash flow projection, which included expected operating costs and financing obligations.

The principal considerations for our determination that the evaluation of management's going concern assessment was a critical audit matter are the significant judgment and subjectivity inherent in the Company's future cash flow and debt compliance projections and a high degree of auditor judgment in evaluating management's forecasts for at least the next 12 months.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the evaluation of management's forecasted future cash flow projections and going concern assessment included the following, among others:

  Assessed the overall reasonableness of the Company's future cash flow projections, including significant assumptions utilized by the Company.
  Compared January and February 2021 actual operating results to forecasted amounts to determine overall accuracy of future operating cash flow projections.
  Reviewed debt covenants and management projections of debt covenant compliance during 2021.
  Evaluated the adequacy of the Company's financial statement disclosures.

/s/ HoganTaylor LLP

We have served as the Company's auditor since 2003.

Tulsa, Oklahoma

March 31, 2021

EMPIRE PETROLEUM CORPORATION

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2020 AND 2019

	2020	2019

ASSETS
Current Assets:
Cash	$157,695	$—
Accounts Receivable	1,251,634	982,814
Inventory	531,309	476,305
Prepaids	281,895	247,718
Total Current Assets	2,222,533	1,706,837

Property and equipment:
Oil and Natural Gas Properties, Successful Efforts	22,711,445	12,660,457
Less: Accumulated Depreciation, Depletion and Impairment	(15,148,444)	(3,365,340)
	7,563,001	9,295,117
Other Property and Equipment, net of $33,159 and $1,830 Accumulated Depreciation in 2020 and 2019, respectively	662,017	12,626
Total Property and Equipment, net	8,225,018	9,307,743

Utility and Other Deposits	802,050	—

Total Assets	$11,249,601	$11,014,580

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable	$1,937,743	$1,025,585
Accrued Expenses	2,697,831	1,103,916
Unrealized Loss on Derivative Instruments	5,749	11,861
Contingent Payment (see Note 4)	40,000	—
Current Portion of Lease Liability	89,769	—
Current Portion of Long-term Notes Payable	1,301,618	96,704
Total Current Liabilities	6,072,710	2,238,066

Long Term Portion of Unrealized Loss on Derivative Instruments	—	211,771
Long-Term Notes Payable	7,719,703	7,715,118
Long Term Lease Liability	534,009	—
Asset Retirement Obligations	15,364,217	5,788,280
Total Liabilities	29,690,639	15,953,235

Stockholders' Equity (Deficit):
Common Stock - $.001 Par Value 150,000,000 Shares Authorized,
24,892,277 and 20,367,277 Shares Issued and Outstanding, Respectively	24,892	20,367
Additional Paid-in Capital	22,152,451	18,823,926
Accumulated Deficit	(40,618,381)	(23,782,948)
Total Stockholders' Equity (Deficit)	(18,441,038)	(4,938,655)

Total Liabilities and Stockholders' Equity (Deficit)	$11,249,601	$11,014,580

 See accompanying notes to consolidated financial statements

EMPIRE PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2020 and 2019

	2020	2019
Revenue:
Oil and Gas Sales	$5,988,963	$5,825,446
Net Realized and Unrealized Gain on Derivatives	1,738,871	33,643
Total Revenue	7,727,834	5,859,089

Costs and Expenses:
Operating	4,871,755	4,337,649
Taxes - Production	346,101	379,604
Depletion, Depreciation & Amortization	3,118,019	3,351,643
Impairment of Oil and Natural Gas Properties	8,671,303	—
Accretion of Asset Retirement Obligation	929,858	306,301
General and Administrative	7,373,804	3,634,887

Total Cost and Expenses	25,310,840	12,010,084

Operating Loss	(17,583,006)	(6,150,995)

Other Income and (Expense):
Gain on Sale of Assets	1,268,760	—
Interest Expense	(521,187)	(503,607)

Net Loss	$(16,835,433)	$(6,654,602)

Net Loss per Common Share, Basic & Diluted	$(0.74)	$(0.33)
Weighted Average Number of Common Shares Outstanding,
Basic & Diluted	22,708,030	19,867,277

See accompanying notes to consolidated financial statements

EMPIRE PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

Years ended December 31, 2020 and 2019

(UNAUDITED)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balances, December 31, 2018	17,345,609	$17,345	$16,960,818	$(17,128,346)	$(150,183)

Net Loss	—	—	—	(6,654,602)	(6,654,602)

Shares, Options, Warrants
and Conversion Features Issued	3,021,668	3,022	1,863,108	—	1,866,130

Balances, December 31, 2019	20,367,277	$20,367	$18,823,926	$(23,782,948)	$(4,938,655)

Net Loss	—	—	—	(16,835,433)	(16,835,433)

Shares, Options, Warrants
and Conversion Features Issued	4,525,000	4,525	3,328,525	—	3,333,050

Balances, December 31, 2020	24,892,277	24,892	22,152,451	(40,618,381)	(18,441,038)

See accompanying notes to consolidated financial statements

EMPIRE PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2020 and 2019

	2020	2019
Cash Flows From Operating Activities:
Net Loss	$(16,835,433)	$(6,654,602)

Adjustments to Reconcile Net Loss to Net Cash
Provided by (used in) Operating Activities:
Gain on Sale of Assets	(1,268,760)	—
Value of Warrants and Options Granted	2,705,550	1,491,630
Amortization of Warrant Value and Conversion Feature on Convertible Notes	—	5,796
Amortization of Loan Issue Costs	58,344	43,758
Depreciation, Depletion and Amortization	3,143,130	3,351,644
Impairment of Oil and Natural Gas Properties	8,671,303	—
Accretion of Asset Retirement Obligation	929,858	306,301
Unrealized Gain (Loss) on Derivatives	(217,883)	336,713
Accretion of Operating Lease Liability	9,877	—
Deposit paid to Ovintiv (see Note 4)	(800,000)	—
Loss Relating to Ovintiv Purchase Deposit (see Note 4)	800,000	—
Change in Operating Assets and Liabilities:
Accounts Receivable	(168,612)	(858,236)
Inventory	92,293	(37,984)
Prepaids, Current	(152,354)	(202,504)
Utility Deposits	9,400	—
Accounts Payable	891,702	704,835
Accrued Expenses	408,328	920,319
Net Cash Used In Operating Activities	(1,723,257)	(592,330)

Cash Flows from Investing Activities:
Acquisition of Oil and Natural Gas Properties	(507,411)	(6,159,585)
Purchase of Other Fixed Assets	(6,099)	(14,460)
Proceeds from Sale of Oil and Natural Gas Properties	1,369,800	—
Net Cash Used in Investing Activities	856,290	(6,174,045)

Cash Flows from Financing Activities:
Proceeds from Debt Issued	925,700	8,379,744
Principal Payments of Debt	(426,038)	(1,865,000)
Proceeds from Stock and Warrant Issuance	525,000	167,000
Net Cash Provided by Financing Activities	1,024,662	6,681,744

Net Change in Cash	157,695	(84,631)

Cash - Beginning of Period	—	84,631

Cash - End of Period	$157,695	$—

Supplemental Cash Flow Information:
Cash Paid for Interest	$599,350	$462,795

Non-cash Investing and Financing Activities:
Non-cash Additions to Asset Retirement Obligations	$8,646,079	$5,251,329

Common Stock Issued in Exchange for Outstanding Notes Payable	$102,500	$—
Purchases of oil and natural gas properties and deposits in accounts and notes payable, accrued expenses, royalty suspense, and contingent payable to seller	$1,523,834	$42,566

Equipment purchased utilizing note payable	$60,719	—

Note Payable issued - PIE Agreement (see Note 5)	$315,273	$—

See accompanying notes to consolidated financial statements

EMPIRE PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 and 2019

General:

On July 20, 2001, Americomm Resources Corporation merged with its wholly-owned subsidiary, Empire Petroleum Corporation, and simultaneously changed the name of the corporation to Empire Petroleum Corporation.  Both the merger and name change were effective as of August 15, 2001.  Americomm Resources Corporation was originally incorporated in the State of Utah on the 22nd day of August 1983, as Chambers Energy Corporation. On the 7th day of March 1985, the state of incorporation was changed to Delaware by means of a merger with Americomm Corporation, a Delaware corporation formed for the purpose of effecting the said change. In July 1995, its name was changed to Americomm Resources Corporation. Empire Petroleum Corporation has four wholly owned subsidiaries, Empire Louisiana, LLC, Empire North Dakota, LLC, Empire New Mexico, LLC, and Empire Texas, LLC. Empire Petroleum Corporation and subsidiaries. ("Empire" or the "Company"). consolidates the financial statements of these entities and material intercompany balances and transactions have been eliminated.

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

2. Significant accounting policies:

The preparation of financial statements in conformity with United States generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

(a) Principles of consolidation

The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries. The Company consolidates the financial statements of these entities. All material intercompany balances and transactions have been eliminated.

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

(c) Accounts receivable

The Company sells oil and natural gas to various customers. The receivables related to these operations are generally unsecured. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for doubtful accounts only after all collection attempts have been exhausted. The Company did not have an allowance for doubtful accounts for the years ended December 31, 2020 or 2019.

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

Depreciation, depletion and amortization of producing properties is computed on the units-of-production method on a property by property basis. The units-of-production method is based primarily on estimates of proved reserve quantities. Due to uncertainties inherent in this estimation process, it is at least reasonably possible that reserve quantities will be revised in the near term. Changes in estimated reserve quantities are applied to depreciation, depletion and amortization computations prospectively.

Other property and equipment is depreciated on the straight-line method.

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

Revenues are reported net to working interest and after royalty amounts due.

(h) Per share amounts:

The Company calculates and discloses basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). The computation of basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of outstanding common shares during the period.

Diluted Earnings per Share ("EPS") gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses.  As a result, if there is a loss from continuing operations, Diluted EPS is computed in the same manner as Basic EPS.  At December 31, 2020 and 2019, the Company had 37,928,245 and 18,345,834 options and warrants outstanding, respectively, that were not included in the calculation of earnings per share for the periods then ended.  Such financial instruments may become dilutive and would then need to be included in future calculations of Diluted EPS.  At December 31, 2020 and 2019, the outstanding options were considered anti-dilutive since the strike prices were above the market price and since the Company has incurred losses year to date.

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

(j) Financial instruments:

The carrying value of current assets and current liabilities approximate their fair value due to the relatively short period to maturity of the instruments. Management's estimates, including reserves and asset retirement obligations, are based on an assessment of qualitative factors that are considered Level 3 measurements in the fair value valuation hierarchy required by FASB ASC 820.

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

In July 2018, the FASB issued ASU No. 2018-09, “Codification Improvements,” (“ASU 2018-09”) which makes amendments to multiple codification topics to clarify, correct errors in, or make minor improvements to the accounting standards codification. The effective date of the standard is dependent on the facts and circumstances of each amendment. Some amendments do not require transition guidance and will be effective upon the issuance of this standard. Many of the amendments in ASU 2018-09 was effective in annual periods beginning after December 15, 2018. The Company adopted this standard in the first quarter of fiscal 2019. It did not have a material effect on the Company’s financial statements.

3. Property:

In 2020, the Company, through its subsidiaries purchased oil and natural gas properties in Texas, North Dakota and Montana (See Note 4).

In 2019, the Company, through its subsidiary Empire North Dakota, LLC, purchased oil and gas properties in Montana and North Dakota (See Note 4).

The aggregate capitalized costs of oil and natural gas properties as of December 31, 2020 and 2019 are as follows:

	2020	2019

Proved producing wells	$4,508,739	$3,826,522
Proved undeveloped	2,715,980	2,232,358
Lease and well equipment	1,360,596	1,121,527
Asset retirement obligation	14,126,130	5,480,050
Gross capitalized costs	22,711,445	12,660,457
Accumulated Depreciation, Depletion, Amortization and Impairment	(15,148,444)	(3,365,340)

Net capitalized costs	$7,563,001	$9,295,117

4. Acquisitions of oil and gas properties:

2020 Acquisitions

Pardus Acquisition

On April 6, 2020 the Company, through its wholly owned subsidiary, Empire Texas, LLC, entered into a Purchase and Sale Agreement (“the Agreement”) with Pardus Oil & Gas, LLC and Pardus Oil & Gas Operating GP, LLC (collectively “the Seller”) to purchase certain oil and natural gas properties in Texas, and all general and limited partner interest in Pardus Oil & Gas Operating, LP. The purchase price, as amended, included the assumption of certain obligations totaling $1,584,042 and a cash payment of $40,000 for a total purchase price of $1,624,042. An asset retirement obligation of $9,508,484 was recorded in conjunction with the purchase. The transaction closed on April 7, 2020 and was treated as an asset acquisition.

Ovintiv Acquisition

On March 3, 2020 the Company, through its wholly owned subsidiary, Empire North Dakota, LLC, entered into a Purchase and Sale Agreement (“the Agreement”) with Ovintiv USA, Inc. and several related companies to purchase certain oil and natural gas properties in Montana and North Dakota. The purchase price was $8,500,000, subject to adjustments with an effective date of January 1, 2020 and a closing date of April 30, 2020.

The Company made an $850,000 deposit relating to the purchase. Due to the COVID pandemic and governmental state of emergency orders related thereto, the Company was unable to meet with and obtain financing to complete the purchase from its lenders. The Agreement has been terminated and the parties have agreed to settle with Empire receiving a $50,000 return of its deposit. The forfeited deposit is included in general and administrative expenses in the financial statements.

2019 Acquisitions

Warhorse Acquisition

On June 10, 2019, the Company received a sheriff's deed dated as of May 29, 2019 (the "Sheriff's Deed") pertaining to two wells in St. Landry Parish purchased from Business First Bancshares, Inc. d/b/a Business First Bank ("Business First").

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

The following table sets forth the Company’s purchase price allocations to the identifiable assets acquired and the liabilities assumed based on the fair values at the acquisition date, with any excess of the estimated fair value of the identifiable net assets acquired over the purchase price recorded as a reduction in value of the oil and natural gas properties.

	EnergyQuest	Pardus
Fair Value of Assets Acquired
Accounts receivable	$1,308,748	$100,208
Inventory of oil in tanks	438,320	147,297
Deposits	—	378,000
Equipment & gathering lines	—	109,200
Oil and natural gas properties	10,878,430	10,397,821
Total Assets Acquired	$12,625,498	$11,132,526

Fair Value of liabilities Assumed
Accounts payable – trade	1,861,433	20,455
Notes payable – current	—	378,000
Royalty suspense	—	1,185,587
Asset retirement obligations	5,117,939	9,508,484
Total Liabilities Assumed	$6,979,372	$11,092,526

Purchase Price	$5,646,126	$40,000

The fair values of assets acquired and liabilities assumed were based on the following key inputs:

Oil and natural gas properties

For the EnergyQuest acquisition, the fair value of proved oil and natural gas properties was measured using valuation techniques that convert the future cash flows to a single discounted amount. Significant inputs to the valuation of proved oil and natural gas properties include estimates of: (i) recoverable reserves; (ii) production rates; (iii) future operating and development costs; (iv) future commodity prices; and (v) a market-based weighted average costs of capital. The Company utilized a combination of the New York Mercantile Exchange (“NYMEX”) strip pricing and consensus pricing to value the reserves, then applied various discount rates depending on the classification of reserves and other risk characteristics. Management utilized the assistance of a third-party valuation expert to estimate the value of the oil and natural gas properties acquired.

For the Pardus acquisition, the value of oil and gas properties was based on an allocation of the purchase price which included assignment of values to the other identifiable assets acquired and liabilities assumed.

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

Inventory acquired as a part of the acquisition was based on oil in tanks at the date of acquisition multiplied by the day’s spot price.

Deposits were valued based on the actual amount paid by the seller and held with third parties.

Accounts payable - trade includes liabilities primarily related to well activity prior to close.

For 2020, the financial statements include Pardus from the date of acquisition and EnergyQuest for the full year.

5. Joint development agreement

On August 6, 2020 the Company, through its wholly owned subsidiary, Empire Texas, LLC (“ET”), entered into a joint development agreement (the “Agreement”) with Petroleum & Independent Exploration, LLC and related entities (“PIE”) dated August 1, 2020. Under the terms of the Agreement, PIE will perform recompletion or workover on specified mutually agreed upon wells (“Workover Wells”) owned by ET. To fund the work, PIE entered into a term loan agreement with ET dated August 1, 2020, whereby PIE will loan up to $2,000,000, at an interest rate of 6% per annum, maturing August 6, 2024 unless terminated earlier by PIE. Proceeds of the loan will be used for recompletion or workover of the Workover Wells. As of December 31, 2020, approximately $315,000 has been advanced from the loan. As part of the Agreement, ET will assign to PIE a combined 85% working and revenue interest in the Workover Wells; an assignment was completed in October 2020 for the initial three Workover Wells. Of the assigned interest, 70% working and revenue interest will be used to repay the obligations under the term loan agreement. Once the term loan is repaid, PIE will reassign a 35% working and revenue interest to ET in each of the Workover Wells and retain a 50% working and revenue interest (See Note 8). Activity resulting from this agreement is being treated as a conveyance.

In addition, PIE and Empire entered into a Securities Purchase Agreement (“Securities Agreement”) whereby PIE purchased for $525,000 (a) 3,500,000 shares of Empire common stock, (b) warrants to purchase 2,625,000 shares of Empire common stock at an exercise price of $0.20 per share, (c) warrants to purchase 1,800,000 shares of Empire common stock at an exercise price of $0.25 per share, (d) warrants to purchase 8,136,518 shares of Empire common stock at an exercise price of $0.10 per share, and (e) warrants to purchase up to 11,066,667 shares of Empire common stock at an exercise price of $0.141 per share. PIE is obligated to exercise the $0.20 warrants within 45 days of when 3 month trailing average production from the Empire Texas properties have increased by 20% over the trailing 3 month trailing average production as of July 2020. PIE can only exercise the $0.25 warrants once all existing non-PIE outstanding warrants to purchase Empire common stock have been exercised or lapsed. For the $0.141 warrants, PIE may initially acquire 7,533,333 shares of Empire common stock (See Note 10). On March 11, 2021 the Company amended the Securities Agreement to remove the vesting provisions for the warrants and PIE exercised all of its warrants for an aggregate exercise price of $3,349,052 (See Note 15).

6. Asset retirement obligations

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

The Company’s asset retirement obligation transactions during the years ended December 31, 2020 and 2019 are summarized in the table below.

	For the year ended December 31, 2020	For the year ended December 31, 2019

Asset retirement obligations, beginning of period	$5,788,280	$230,650
Liabilities assumed in acquisitions	9,508,484	5,251,329
Revision to estimates	(862,405)	—
Accretion expense	929,858	306,301
Asset retirement obligation, end of period	$15,364,217	$5,788,280

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

The following table summarized the amounts reported in earnings, as a component of revenue, related to the commodity derivative instruments for the years ended December 31, 2020 and 2019:

	As of December 31,
	2020	2019
Gain on derivatives:
Oil derivatives	$1,738,871	$25,894
Natural gas derivatives	—	7,749
Total	$1,738,871	$33,643

The following represents the Company’s net cash receipts from (payments on) derivatives for the years ended December 31, 2020 and 2019:

	As of December 31,
	2020	2019
Net cash receipts from derivatives:
Oil derivatives	$1,520,988	$358,799
Natural gas derivatives	—	11,557
Total	$1,520,988	$370,356

The following table sets forth the Company’s outstanding oil derivative contracts at December 31, 2020. The Company has no outstanding natural gas derivatives. All of the Company’s derivatives are expected to settle by July 30, 2021:

	First quarter	Second quarter	Third quarter	Fourth quarter
Oil Swaps:
Volume (Bbl)	15,255	15,180	5,200	—
Price per Bbl	$49.40	$50.87	$38.25	—

8. Notes payable:

The Company had the following debt outstanding as of December 31, 2020 and 2019. The expenses of issuing the Senior Revolver Loan Agreement were capitalized and included as a reduction to debt in the accompanying consolidated balance sheets. These costs are amortized over the expected life of the debt. When debt is retired before maturity, or modifications significantly change the cash flows, the related unamortized costs are expensed. No interest was capitalized in the three-year period ended December 31, 2020 or 2019.

	December 31, 2020	December 31, 2019

Senior Revolver Loan Agreement, 4.75%, due 2022	$8,124,000	$7,782,253

Unsecured note – Pardus acquisition, 1%, due 2021	378,000	—

SBA Payroll Protection Plan note, 1%, due 2023	160,700	—

Term Loan – PIE, 6%, due 2024	315,273	—

Equipment note, 0%, due in 2025	57,935	—

Senior Unsecured Promissory Notes, 6%, due 2020	—	102,500

Total debt	9,035,908	7,884,753

Unamortized debt issue costs	14,587	72,931

Total debt, net of debt issue costs	$9,021,321	$7,811,822

In February 2019, the Company entered into five unsecured promissory note agreements with accredited investors totaling $90,000. The notes were due May 1, 2019, and accrued interest at 8%. One of the notes, in the amount of $15,000 was issued to Michael R. Morrisett, the Company's President. These notes and the related interest were paid in May 2019.

In September 20, 2018 the Company entered into a Senior Revolver Loan Agreement (“the Agreement”) with CrossFirst Bank (“CrossFirst”). The Agreement was amended March 27, 2019 and September 30, 2020 (effective as of June 30, 2020) (the “Amended Agreement”). The Amended Agreement revolver commitment amount is $8,700,000 which is reduced by $180,000 per calendar quarter and the maximum amount that can be advanced under the Agreement is $20,000,000 and includes interest at Wall Street Journal Prime plus 150 basis points (4.75% as of December 31, 2020). The Agreement matured on March 27, 2021. Collateral for the loan is a lien on all of the assets of the Company’s wholly owned subsidiaries, Empire Louisiana and Empire North Dakota, and a first priority mortgage lien, pledge of and security interest in not less than 80% of Empire Louisiana’s and Empire North Dakota’s producing oil, gas and other leasehold and mineral interests. The Agreement requires the Company to maintain certain covenants including an EBITDAX to interest expense of at least 3:1 and funded debt to EBITDAX of 4:1 on a trailing twelve month basis. As of December 31, 2020, the Company has $8,124,000 outstanding under the Agreement. In addition, the Company has a $306,000 outstanding letter of credit to its insurance carrier as of December 31, 2020. On March 10, 2021 the Agreement was amended (the “Third Amendment”). The Third Amendment, among other things, extended the maturity to March 27, 2022, redetermined the collateral base commitment of $8,520,000, provided for quarterly commitment reductions of $180,000, waived and suspended the leverage ratio covenant and minimum interest coverage ratio covenant until the fiscal quarter ending March 31, 2021, and amended the leverage ratio covenant to 6:1 at March 31, 2021 reducing quarterly to 4:1 as of March 31, 2022 and thereafter.

On April 1, 2020, in conjunction with the purchase of assets from Pardus Oil & Gas, LLC (see Note 5), the Company entered into an unsecured promissory note agreement with the seller in the amount of $378,000. The note is payable in one installment on April 1, 2021 and bears interest at the one-year LIBOR rate (1% as of December 31, 2020).

On May 5, 2020, the Company, through its wholly owned subsidiary, Pardus Oil & Gas Operating, LP, received an SBA Payroll Protection Plan (“PPP”) loan for $160,700. The loan matures on May 5, 2022 and has an interest rate of 1%. There are no payments due until ten months after the covered period which ended October 20, 2020, at which time the payment amount will be determined based on the portion of the loan which has not been forgiven under criteria established by the SBA, using an eighteen-month amortization. The Company expects that the loan amount will be forgiven based on currently published guidelines of the United States Small Business Administration.

In August 2020, concurrent with the Joint Development Agreement with Petroleum and Independent Exploration, LLC (“PIE”), the Company entered into a term loan agreement dated August 1, 2020, whereby PIE will loan up to $2,000,000, at an interest rate of 6% per annum, maturing August 7, 2024 unless terminated earlier by PIE. The loan proceeds will be used for recompletion or workover of certain designated wells. In addition, the Company assigned a 70% working and revenue interest to PIE in the designated wells which will be applied to repayment of the loan. As of September 30, 2020, approximately $315,000 has been advanced from the loan (See Note 5).

In December 2020 the Company purchased certain equipment totaling $66,819 to be used on lease sites. The equipment was financed through the manufacturer’s financing subsidiary. Terms of the note provide for monthly payments of $1,012 for 60 months with a 0% interest rate.

9. Senior unsecured convertible promissory notes:

In December 2016, the Company entered into securities purchase agreements (each, a "Securities Purchase Agreement" and, collectively, the "Securities Purchase Agreements") with four accredited investors, pursuant to which it issued senior unsecured convertible promissory notes due December 31, 2018 (each, a "Convertible Note" and, collectively, the "Convertible Notes") in the aggregate amount of $132,500 in cash.  Each Convertible Note accrued interest at 6%, was due December 31, 2018 and is convertible at the option of the holder at $0.15 per share.  Each investor was also issued a warrant certificate (each, a "Warrant Certificate" and, collectively, the "Warrant Certificates"), pursuant to which such investor could acquire one share of Common Stock at $0.25 per share for each $0.25 invested in the applicable Convertible Note until December 31, 2018.  The full amount interest under each Convertible Note was accrued and paid upon the maturity date or earlier conversion.

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

In January 2017, the Company entered into securities purchase agreements (each, a "Securities Purchase Agreement" and, collectively, the "Securities Purchase Agreements") with two accredited investors, pursuant to which it issued senior unsecured convertible promissory notes due December 31, 2018 (each, a "Convertible Note" and, collectively, the "Convertible Notes") in the aggregate amount of $62,500 in cash.  Each Convertible Note accrued interest at 6%, is due December 31, 2018 and is convertible at the option of the holder at $0.15 per share.  Each investor was also issued a warrant certificate (each, a "Warrant Certificate" and, collectively, the "Warrant Certificates"), pursuant to which such investor could acquire one share of Common Stock at $0.25 per share for each $0.25 invested in the applicable Convertible Note until December 31, 2018.  The full amount of interest under each Convertible Note is accrued and paid upon the maturity date or earlier conversion.

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

 In September and October 2017, the Company entered into securities purchase agreements (each, a "Securities Purchase Agreement" and, collectively, the "Securities Purchase Agreements") with two accredited investors, pursuant to which it issued senior unsecured convertible promissory notes due December 31, 2019 (each, a "Convertible Note" and, collectively, the "Convertible Notes") in the aggregate amount of $65,000 in cash.  Each Convertible Note accrued interest at 6%, is due December 31, 2019 and is convertible at the option of the holder at $0.15 per share.  Each investor was also issued a warrant certificate (each, a "Warrant Certificate" and, collectively, the "Warrant Certificates"), pursuant to which such investor could acquire one share of Common Stock at $0.25 per share for each $0.25 invested in the applicable Convertible Note until December 31, 2019.  The full amount of interest under each Convertible Note is accrued and paid upon the maturity date or earlier conversion. The value allocated to the September Warrant Certificates was the fair value determined using the Black-Scholes option valuation with the following assumptions:  no dividend yield, expected annual volatility of 154%, risk free interest rate of 1.35% and an expected useful life of 28 months. The value allocated to the October Warrant Certificates was the fair value determined using the Black-Scholes option valuation with the following assumptions:  no dividend yield, expected annual volatility of 180%, risk free interest rate of 1.51% and an expected useful life of 27 months. The fair value of the Warrant Certificates of $13,918 was allocated to Paid in Capital.  The Notes' conversion features were valued at their intrinsic value in excess of the debt's allocated value of $13,918 and resulted in additional Paid in Capital. The Debt Issue Costs represent a direct deduction of the face amount the Convertible Notes and was amortized as interest expense over the life of the Notes.

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

In 2019, five of the Senior Unsecured Promissory Note investors exercised the conversion feature and converted their $157,500 notes for 1,575,000 shares of the Company's common stock. On December 31, 2019 the Company and investors for the remaining $102,500 Senior Unsecured Convertible Promissory Notes entered into amended agreements whereby the maturity dates for the notes maturing December 31, 2019 were extended to January 31, 2020. In January 2020 the remaining Senior Unsecured Promissory Note investors exercised the conversion feature and converted their $102,500 notes for 1,025,000 shares of the Company's common stock.

10.   Common stock:

During December 2016, the Company issued $132,500 of senior unsecured convertible promissory notes ("Convertible Notes") due December 31, 2018 to several accredited investors (See Note 9).  The Convertible Notes, as modified, were convertible at the option of the holder into Common Stock at $0.10 per share.  Each investor was also issued a warrant certificate, pursuant to which such investor could acquire one share of Common Stock at $0.15 per share for each $0.15 invested in the applicable Convertible Note until December 31, 2019. In December, 2019 the Convertible Notes were extended to January 31, 2020.

During January 2017 the Company issued $62,500 of senior unsecured convertible promissory notes ("Convertible Notes") due December 31, 2018 to several accredited investors (See Note 9).  The Convertible Notes, as modified, were convertible at the option of the holder into Common Stock at $0.10 per share.  Each investor was also issued a warrant certificate, pursuant to which such investor could acquire one share of Common Stock at $0.15 per share for each $0.15 invested in the applicable Convertible Note until December 31, 2019. In December, 2019 the Convertible Notes were extended to January 31, 2020.

During September and October 2017, the Company issued $65,000 of senior unsecured convertible promissory notes ("Convertible Notes") due December 31, 2019 to two accredited investors (See Note 9).  The Convertible Notes, as modified, were convertible at the option of the holder into Common Stock at $0.10 per share.  Each investor was also issued a warrant certificate, pursuant to which such investor could acquire one share of Common Stock at $0.15 per share for each $0.15 invested in the applicable Convertible Note until December 31, 2019. In December, 2019 the Convertible Notes were extended to January 31, 2020.

In 2019 and 2020 all of the convertible promissory notes were converted into shares of the Company’s stock (see Note 9).

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

During August and September 2018, the Company issued to an accredited investor 5,000,000 shares of its common stock and warrants to purchase 5,000,000 shares of its common stock for $.15 per share which expires on December 31, 2020. The value allocated to the warrants was the fair value determined using the Black-Scholes option valuation with the following assumptions:  no dividend yield, expected annual volatility of 189%, risk free interest rate of 2.71% and an expected useful life of 27 months. The fair value of the warrants of $495,000 was allocated to Paid in Capital. Proceeds from the issuance were utilized for a portion of acquisitions.

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

On August 7, 2020 concurrently with the Joint Development Agreement with Petroleum & Independent Exploration, LLC and related entities (“PIE”), the companies entered into a Securities Purchase Agreement (“Securities Agreement”) whereby PIE purchased for $525,000 (a) 3,500,000 shares of Empire common stock, (b) warrants to purchase 2,625,000 shares of Empire common stock at an exercise price of $0.20 per share, (c) warrants to purchase 1,800,000 shares of Empire common stock at an exercise price of $0.25 per share, (d) warrants to purchase 8,136,518 shares of Empire common stock at an exercise price of $0.10 per share, and (e) warrants to purchase up to 11,066,667 shares of Empire common stock at an exercise price of $0.141 per share. PIE is obligated to exercise the $0.20 warrants within 45 days of when 3 month trailing average production from the Empire Texas properties have increased by 20% over the trailing 3 month trailing average production as of July 2020. PIE can only exercise the $0.25 warrants once all existing non-PIE outstanding warrants to purchase Empire common stock have been exercised or lapsed. For the $0.141 warrants, PIE may initially acquire 7,533,333 shares of Empire common stock. The value allocated to the warrants was the fair value determined using the Black-Scholes option valuation with the following assumptions:  no dividend yield, expected annual volatility of 147%, risk free interest rate of .19% and an expected useful life of 4 years. The fair value of the warrants of $450,848 was allocated to Paid in Capital (See Note 5). On March 11, 2021 the Company amended the Securities Agreement to remove the vesting provisions for the warrants and PIE exercised the warrants for an aggregate exercise price of $3,349,052 (See Note 15).

On December 31, 2020 the Board of Directors of the Company amended certain warrant certificates which had been issued to Mr. Pritchard and Mr. Morrisett covering 1,000,000 warrants to purchase common stock of the Company. The original warrants expired on December 31, 2021 and had an exercise prices of $0.25. The warrants were extended to expire on April 2, 2029. The value allocated to the warrant extension was the fair value determined using the Black-Scholes option valuation with the following assumptions: no dividend yield, expected annual volatility of 329%, risk free interest rate of .36% and an expected useful life of 5 years. The fair value of the warrant extension of $349,800 was recorded as compensation expense and allocated to Paid in Capital.

11. Stock options:

At the Company's 2006 Annual Meeting of Stockholders, the stockholders approved the 2006 Stock Incentive Plan (the "Plan").  The Plan permitted the issuance of stock options, restricted stock awards, and performance shares to employees, officers, directors, and consultants of the Company.  Initially, and until such time as the Board creates a Compensation Committee, the Board of Directors will administer the Plan.  The total number of shares of common stock that may be issued pursuant to awards under the Plan is 5,000,000.  Under the Plan, no participant may receive awards of stock options that cover, in the aggregate, more than 500,000 shares of common stock in any fiscal year.  Under the terms of the Plan, no additional options could be granted after the tenth anniversary of the Plan, which occurred on June 5, 2016. As of December 31, 2019, there were 4,167 options outstanding which expired on September 9, 2020.

On April 3, 2019, the Board of Directors of the Company adopted the Empire Petroleum Corporation 2019 Stock Option Plan (the "Stock Option Plan"). The total number of shares of common stock that may be issued pursuant to stock options under the Stock Option Plan is 10,000,000. Further, on April 3, 2019 the Company granted Mr. Pritchard and Mr. Morrissett each, options to purchase 2,500,000 shares of common stock of the Company at an exercise price of $0.33 per share. The options vest in three installments with 1,250,000 vesting immediately and 625,000 vesting each in April 2020 and April 2021. All of the options expire in April 2029. The value allocated to the vested options was the fair value determined using the Black-Scholes option valuation with the following assumptions:  no dividend yield, expected annual volatility of 213%, risk free interest rate of 2.32% and an expected useful life of 5.375 years. The fair value of the options of $812,500 was recorded as compensation expense and allocated to Paid in Capital in 2019. In 2020, the fair value of the options which vested in April 2020 of $406,250 was recorded as compensation expense and allocated to Paid in Capital. The fair of the remaining unvested options is $406,250 as of December 31, 2020.

On December 31, 2020 the Company granted Mr. Pritchard and Mr. Morrissett each, options to purchase 2,500,000 shares of common stock of the Company at an exercise price of $0.35 per share. The options vested immediately. All of the options expire in December 2030. The value allocated to the vested options was the fair value determined using the Black-Scholes option valuation with the following assumptions:  no dividend yield, expected annual volatility of 344%, risk free interest rate of .36% and an expected useful life of 5 years. The fair value of the options of $1,949,500 was recorded as compensation expense in 2020 and allocated to Paid in Capital.

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

A summary of the Company's Incentive Plan as of December 31, 2020, and changes during the year is presented below:

		Weighted Average
	Options	Exercise Price

Outstanding at End of Year 2018	4,167	$3.12

Granted	5,000,000	.33

Outstanding at End of Year 2019	5,004,167	$.33

Granted	5,000,000	.35

Expired	4,167	3.12

Outstanding at End of Year 2020	10,000,000	$.34

The following table summarizes information about stock options outstanding at December 31, 2020:

	Options Outstanding		Options Exercisable
Weighted
		Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise	Outstanding	Contractual	Exercise	Exercisable	Exercise
Prices	at 12/31/20	Life	Price	at 12/31/20	Price

$.33 to $.35	10,000,000	9.13 years	$.34	8,750,000	$.34

12. Income taxes:

The provision for income taxes differs from the amount obtained by applying the applicable Federal income tax rate of 21% at year-ends 2020 and 2019 to income before income taxes. The difference relates to the following items:

	2020	2019
Statutory tax rate	21%	21%

Expected tax benefit	$(1,232,000)	$(380,000)
Nondeductible expenses	—	—
Increase in valuation allowance	1,232,000	380,000

Tax provision (benefit) as reported	$—	$—

The components of deferred income taxes at December 31, are as follows:

	2020	2019
Deferred tax assets:
Loss carry-forwards	$4,071,054	$2,594,008
Depreciation, depletion and impairment	2,696,706	413,835
Unrecognized losses on derivatives	1 ,207	46,963

Total deferred tax assets	6,768,967	3,054,806

Valuation allowance	(6,768,967)	(3,054,806)

Net deferred taxes	$—	$—

At December 31, 2020, the Company has accumulated net operating loss carryforwards totaling approximately $19.4 million which begin to expire if not utilized starting in 2021.

Utilization of the Company's loss carryforwards is dependent on realizing taxable income. The Company recorded a valuation allowance as of December 31, 2020 and 2019 due to uncertainty related to its ability to utilize some of its deferred income tax assets, primarily consisting of net operating loss carryforwards before they expire.

The Company is no longer subject to income tax examinations by tax authorities for years before 2017.  The Company is not currently the subject of any income tax examinations by any tax authorities.

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

13. Operating lease:

The Company adopted ASU No. 2016-02, Topic 842 (ASC 842) - Leases, effective January 1, 2020. This ASU requires lessees to recognize an operating lease or right-of-use ("ROU") asset and liability on the balance sheet for all right-of-use leases with an initial lease term greater than twelve months.

Under the transition option, the Company will continue to apply the legacy guidance in ASC 840, including its disclosure requirements, in the comparative periods presented and will make only annual disclosures for the comparative periods because ASC 840 does not require interim disclosures. Prior period amounts have not been adjusted and continue to be reflected in accordance with the Company’s historical accounting. The adoption of this standard on January 1, 2020, had no impact on the Company's consolidated statements of stockholders' equity or consolidated statements of operations.

As a lessee, the Company leases its corporate office headquarters in Tulsa, Oklahoma. The lease expires on December 31, 2025 and has an option to renew for an additional five-year term. The option to renew the lease is generally not considered reasonably certain to be exercised. Therefore, the period covered by such optional period is not included in the determination of the term of the lease and the lease payments during these periods are similarly excluded from the calculation of right-of-use lease asset and lease liability balances.

ROU lease expense consists of rent expense related to leases that were included in ROU assets under ASC 842. The Company recognizes right-of use lease expense on a straight-line basis, except for certain variable expenses that are recognized when the variability is resolved, typically during the period in which they are paid. Variable right-of-use lease payments typically include charges for property taxes, insurance, and variable payments related to non-lease components, including common area maintenance.

As a result of adopting ASC 842, on the effective date, the Company recognized right-of-use assets and liabilities of $613,901. Right-of-use leases are included in right-of-use assets (included in Other Property and Equipment) and current or long-term right-of-use obligations on the consolidated balance sheets. Right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The Company uses a discount rate that approximates the rate of interest for a collateralized loan over a similar term as the discount rate for present value of lease payments when the rate implicit in the contract is not readily determinable.

Right of use lease expanse was $34,989 for the year ended December 31, 2020. Cash flows for right of use leases was $-0- for the year as the lease payments did not commence until 2021.

Supplemental balance sheet information related to the right of use leases as of December 31, 2020:

Right of use lease assets	$588,790

Right of use lease obligations – current	$89,769
Right of use lease obligations – long term	534,009

Total right of use lease liabilities	$623,778

The weighted average remaining term for the Company’s right of use leases is 5 years.

Maturities of lease liabilities as of December 31, 2020:

2021	$127,100
2022	147,439
2023	150,385
2024	153,392
2025	156,460
Total Lease payments	734,776
Less imputed interest	(110,995)
Total lease obligation	623,781

Rent expense for the Company’s former Tulsa office for the year ended December 31, 2020 was $21,117 and $22,700 for the year ended December 31, 2019.

14. Concentrations:

The Company’s producing properties and oil and natural gas reserves are all located in Louisiana, North Dakota, and Montana. Because of the concentration, the Company is exposed to the impact of regional supply and demand factors, processing or transportation capacity constraints, severe weather events, water shortages, and government regulations specific to the geographic area.

The Company sells 96% of its oil and natural gas production to four customers. The loss of these purchasers could result in a temporary interruption in sales or a lower price for production.

15.  Subsequent events:

On March 10, 2021 the Company entered into the Third Amendment (the “Third Amendment”) of its Senior Revolver Loan Agreement (the “Agreement’) with CrossFirst Bank (see Note 8).

On March 11, 2021 the Company amended the Securities Agreement with Petroleum & Independent Exploration, LLC (“PIE) to remove the vesting provisions for the warrants, and PIE exercised all of its warrants to purchase 23,628,185 shares of the Company’s common stock for an aggregate exercise price of $3,349,052 (See Note 5).

On March 12, 2021 the Company, through its subsidiary Empire New Mexico, LLC entered into a purchase and sale agreement with XTO Holdings, LLC (a subsidiary of ExxonMobil) (the “Seller’) to acquire, among other things, certain oil and gas properties in New Mexico. The purchase price is $17,800,000 subject to customary adjustments, is effective as of January 1, 2021, and is scheduled to close April 26,2021. The Company has wired a deposit of $1,780,000 to the Seller on March 12, 2021. As a part of the transaction, the Company established Empire New Mexico, LLC, a wholly owned subsidiary.

On March 22, 2021 the Company, through its wholly owned subsidiary, Empire ND Acquisitions, LLC, entered into a purchase and sale agreement with 31 Group, LLC to acquire among other things, certain oil and gas properties in North Dakota. The purchase price is $900,000 and is reduced by certain expenses which the Company may incur relating to the properties for up to one year from the April 21, 2021 closing date. As a part of the transaction, the Company established Empire ND Acquisition, LLC.

During February and March 2021, the Company issued to a group of accredited investors 8,993,857 shares of its common stock and warrants to purchase 8,993,857 shares of its common stock for $.50 per share which expires on December 31, 2022. Proceeds from the sale were $3,147,850.

EMPIRE PETROLEUM CORPORATION

UNAUDITED SUPPLEMENTARY DATA

December 31, 2020 and 2019

The following reserve estimates present the Company's estimate of the proven natural gas and oil reserves and net cash flow of the Properties, in accordance with the guidelines established by the Securities and Exchange Commission.  The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing natural gas and oil properties.  Accordingly, the estimates are expected to change as future information becomes available.  All the oil and natural gas reserves are located in Louisiana, North Dakota, Montana and Texas.

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

	As of December 31,		As of December, 31
	2020		2019

	Oil (MMBbls)	Natural Gas (MMcf)	Oil (MMBbls)	Natural Gas (MMcf)
Proved developed reserves:
Beginning of year	3,643	404	661	887
Purchase of minerals in place	580	1,092	2,886	17
Revision of previous estimates	(397)	(385)	209	(459)
Production	(165)	(140)	(113)	(41)

End of year	3,661	971	3,643	404

Proved developed	3,331	940	2,216	404
Proved undeveloped	—	—	1,311	—
Proved behind pipe	85	—	103	—
Proved shut in	245	31	13	—

Total proved	3,661	971	3,643	404

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

	2020	2019

Future cash inflows	$121,959,450	$184,779,880
Future production costs	(55,350,840)	(75,544,710)
Future development costs	(1,682,210)	(19,459,800)

Future net cash flows	64,926,400	89,775,370
10% annual discount for timing of cash flows	(44,156,320)	(52,473,450)

Standardized Measure	$20,770,080	$37,301,920

The 12-month average prices were adjusted to reflect applicable transportation and quality differentials on a well-by-well basis to arrive at realized sales prices used to estimate the properties' reserves. The prices for the properties' reserves were as follows:

	2020	2019

Natural gas (MMBtu)	$1.41	$2.58
Oil (Bbl)	$32.94	$53.27

Changes in the Standardized Measure of Discounted Future Net Cash Flows at 10% per annum are as follows:

	2020	2019

Standardized measure – beginning of year	$37,301,920	$12,977,620

Sales of oil and gas production	(2,164,496)	(1,315,488)
Purchase of minerals in place	13,694,856	16,047,370
Changes in price and production costs	(18,386,232)	12,536,044
Revisions of quantity estimates	(4,348,703)	1,414,205
Changes in estimated development cost	16,937,402	653,957
Accretion of discount	5,099,678	2,902,499
Changes in estimated timing and other, net	(27,364,345)	(7,914,287)
Change in standardized measure	(16,531,840)	24,324,300

Standardized measure – end of year	$20,770,080	$37,301,920

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

The aggregate capitalized costs of oil and gas properties are as follows:

	2020	2019

Proved producing wells	$4,499,519	$3,826,522
Proved undeveloped	547,882	2,232,358
Lease and well equipment	1,360,596	1,121,527
Unproved leasehold	2,177,317	—
Asset retirement obligation	14,126,130	5,480,050
Gross capitalized costs	22,711,444	12,660,457
Depreciation, Depletion and Amortization	(8,930,528)	(3,365,340)

Net capitalized costs	$13,780,916	$9,295,117

	2020	2019

Total gross capitalized costs	$22,711,444	$12,660,457