Form 10-Q
period 2021-03-31
EMPIRE PETROLEUM CORP
filed 2021-05-17
CIK 887396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: March 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from: ____________to ____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☑     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☑     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the registrant's common stock, $0.001 par value, outstanding as of March 31, 2021 was 57,515,920.

EMPIRE PETROLEUM CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

EMPIRE PETROLEUM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2021	December 31, 2020

ASSETS

Current Assets:
Cash	$3,914,678	$157,695
Accounts Receivable	1,281,555	1,251,634
Inventory	806,409	531,309
Prepaids	216,360	281,895
Total Current Assets	6,219,002	2,222,533

Property and equipment:
Oil and Natural Gas Properties, Successful Efforts	22,711,446	22,711,445
Less: Accumulated Depreciation, Depletion and Impairment	(15,324,596)	(15,148,444)
	7,386,850	7,563,001
Other Property and Equipment, net	774,481	662,017
Total Property and Equipment, net	8,161,331	8,225,018

Utility and Other Deposits	2,712,126	802,050

Total Assets	$17,092,459	$11,249,601

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts Payable	$2,105,518	$1,937,743
Accrued Expenses	2,427,578	2,697,831
Derivatives	235,720	5,749
Contingent Payment (see Note 4)	—	40,000
Current Portion of Lease Liability	96,325	89,769
Current Portion of Long-term Notes Payable	8,401,791	1,301,618
Total Current Liabilities	13,266,932	6,072,710

Long-Term Notes Payable	624,815	7,719,703
Long Term Lease Liability	505,546	534,009
Asset Retirement Obligations	15,648,682	15,364,217
Total Liabilities	30,045,975	29,690,639

Commitments and Contingencies (Note 12)	—	—

Stockholders' Equity (Deficit):
Common Stock - $.001 Par Value 150,000,000 Shares Authorized,
57,515,920 and 24,892,277 Shares Issued and Outstanding, Respectively	57,515	24,892
Common Stock Subscribed	(13,000)	—
Additional Paid-in Capital	28,617,530	22,152,451
Accumulated Deficit	(41,615,561)	(40,618,381)
Total Stockholders' Equity (Deficit)	(12,953,516)	(18,441,038)

Total Liabilities and Stockholders' Equity (Deficit)	$17,092,459	$11,249,601

See accompanying notes to unaudited condensed consolidated financial statements

EMPIRE PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2021	2020
Operating Revenue and Other:
Oil and Gas Sales	$2,456,458	$1,314,399
Gain (Loss) on Derivatives (net)	(357,915)	2,509,045
Total Revenue	2,098,543	3,823,444

Operating Expenses
Oil and Gas Production	1,418,010	1,465,954
Production Taxes	169,832	83,959
Depletion, Depreciation and Amortization	180,540	268,018
Impairment of Oil and Natural Gas Properties	—	800,452
Accretion of Discount on Asset Retirement Obligation	284,465	98,954
General and Administrative	906,048	528,983

Total Operating Expenses	2,958,895	3,246,320

Operating Income (Loss)	(860,352)	577,124

Other Income and (Expense):
Gain on Sale of Assets	—	1,143,760
Interest Expense	(136,828)	(132,869)

Net Income (Loss)	$(997,180)	$1,588,015

Net Income (Loss) per Common Share, Basic & Diluted	$(0.03)	$0.08
Weighted Average Number of Common Shares Outstanding,
Basic & Diluted	31,819,084	21,050,610

See accompanying notes to unaudited condensed consolidated financial statements

EMPIRE PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

For the three months ended March 31, 2021 and 2020

(UNAUDITED)

			Common	Additional
	Common Stock		Stock	Paid-In	Accumulated
	Shares	Par Value	Subscribed	Capital	Deficit	Total

Balances, December 31, 2020	24,892,277	$24,892	$—	$22,152,451	$(40,618,381)	$(18,441,038)

Net Loss	—	—	—	—	(997,180)	(997,180)

Warrants Exercised	23,628,185	23,628	—	3,325,424	—	3,349,052

Issuance of Common Stock and Warrants	8,995,458	8,995	(13,000)	3,139,655	—	3,135,650

Balances, March 31, 2021	57,515,920	57,515	(13,000)	28,617,530	(41,615,561)	(12,953,516)

Balances, December 31, 2019	20,367,277	20,367	—	18,823,926	(23,782,948)	(4,938,655)

Net Income	—	—	—	—	1,588,015	1,588,015

Conversion of Convertible Notes	1,025,000	1,025	—	101,475	—	102,500

Balances, March 31, 2020	21,392,277	21,392	—	18,925,401	(22,194,933)	(3,248,140)

See accompanying notes to unaudited condensed consolidated financial statements

EMPIRE PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2021	2020
Cash Flows From Operating Activities:
Net Income (Loss)	$(997,180)	$1,588,015

Adjustments to Reconcile Net Income (Loss) to Net Cash
Used in Operating Activities:
Gain on Sale of Assets	—	(1,143,760)
Amortization of Loan Issue Costs	14,587	14,586
Depreciation, Depletion and Amortization	180,540	268,018
Impairment of Oil and Natural Gas Properties	—	800,452
Accretion of Asset Retirement Obligation	284,465	98,954
Unrealized (Gain) Loss on Derivatives	229,971	(1,975,760)
Change in Right of Use Assets, net	3,214	—
Deposit paid to Ovintiv (see Note 4)	—	(850,000)
Change in Operating Assets and Liabilities:
Accounts Receivable	(29,922)	304,020
Inventory	(275,100)	320,917
Other Assets	65,797	25,309
Accounts Payable	167,775	69,809
Accrued Expenses	(270,253)	(199,777)
Net Cash Used In Operating Activities	(626,106)	(679,217)

Cash Flows from Investing Activities:
Acquisition of Oil and Natural Gas Properties	(40,000)	(506,000)
Earnest Deposit for Acquisition of Oil and Natural Gas Properties	(1,780,000)	—
Purchase of Other Fixed Assets	(141,973)	—
Proceeds from Sale of Oil and Natural Gas Properties	—	1,160,400
Net Cash Provided by (Used in) Investing Activities	(1,961,973)	654,400

Cash Flows from Financing Activities:
Proceeds from Debt Issued	141,668	765,000
Principal Payments of Debt	(281,308)	(150,000)
Proceeds from Warrant Exercise	3,349,052	—
Proceeds from Issuance of Common Stock and Warrants	3,135,650	—
Net Cash Provided by Financing Activities	6,345,062	615,000

Net Change in Cash	3,756,983	590,183

Cash - Beginning of Period	157,695	—

Cash - End of Period	$3,914,678	$590,183

Supplemental Cash Flow Information:
Cash Paid for Interest	$123,310	$179,820

Non-cash Investing and Financing Activities:
Common Stock Issued in Exchange for Outstanding Notes Payable	$—	$102,500

Equipment purchased utilizing note payable	$141,668	$—

Note Payable issued - PIE Agreement (see Note 6)	$130,338	$—

See accompanying notes to unaudited condensed consolidated financial statements

EMPIRE PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

1.       BASIS OF PRESENTATION AND GOING CONCERN

The accompanying unaudited condensed consolidated financial statements of Empire Petroleum Corporation ("Empire" or the "Company") have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, the results of operations, and the cash flows for the interim period are included. All adjustments are of a normal, recurring nature. Operating results for the interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

The information contained in this Form 10-Q should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2020 which are contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on March 31, 2021.

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

As of March 31, 2021, the Company had $3,914,678 of cash and working capital deficit of $7,047,930, which includes the net balance of the Senior Revolver Loan Agreement of $7,849,500. The Senior Revolver Loan Agreement matures March 27, 2022 and, as of March 31, 2021, the Company is not in compliance with its financial covenants under the Loan Agreement (See Note 8). The Company has proved reserves which have been acquired within the last two years. The Company plans to continue to look for oil and natural gas investments and will use a combination of debt and equity financing to fund the acquisitions. The Company expects to also incur costs related to evaluating and acquiring oil and natural gas acquisitions for the foreseeable future. It is expected that management will attempt to raise additional capital for future investment and working capital opportunities.

However, there can be no assurances the Company will be able to refinance or restructure its existing indebtedness, raise sufficient capital to fund its strategic development plans, and meet its various capital needs. As a result of these uncertainties, management has concluded there is substantial doubt regarding the Company’s ability to continue as a going concern.

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

The Company’s impairment assessment of proved and unproved mineral properties is based on several factors including oil and gas spot market prices and estimated futures prices that existed at March 31, 2021. In 2020, crude oil prices in both the spot market and futures market experienced significant volatility. For the year ended December 31, 2020 the Company recorded an impairment expense of $8,671,303 as a result of the decline in oil prices (See Note 3). Further, the effect of lower crude oil prices on the Company’s future financial position or results of operations is not currently determinable due to broader economic and industry uncertainties, including the impact to the operators and other working interest owners of the properties in which the Company owns mineral interests.

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

In early March 2020 there was a global outbreak of COVID-19 which has continued and resulted in changes in global supply and demand of certain mineral and energy products. These changes, including the magnitude and length of the economic downturn and any potential resulting direct and indirect negative impact to the Company cannot be determined, but they could have a prospective material impact to the Company’s acquisition and project development activities, and cash flows and liquidity.

As of March 31, 2021, the Company had six employees. No independent Board members received compensation from the Company in the first three months of 2021 or 2020. For the three months ended March 31, 2021, the Company paid its officers, Mr. Morrisett and Mr. Pritchard, $62,500 each for services rendered. For the three months ended March 31, 2020, the Company paid Mr. Morrisett and Mr. Pritchard $63,500 each for services rendered excluding the value of options awarded. In addition, as of March 31, 2021 Mr. Pritchard has outstanding advances of $26,871. Mr. Pritchard has an agreement with the Company to repay the outstanding advance on or before June 30, 2021.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation. The condensed consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries, Empire Louisiana, LLC ("Empire Louisiana"), Empire North Dakota, LLC ("Empire North Dakota"), Empire New Mexico, LLC (“Empire New Mexico”), Empire ND Acquisitions, LLC (“Empire ND Acquisitions”), Empire Texas, LLC (“Empire Texas”), and Pardus Oil & Gas Operating, LP (“Pardus”). All material intercompany balances and transactions have been eliminated.

Use of estimates in the preparation of financial statements. Preparation of financial statements in conformity with generally accepted accounting principles in the United States of America ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. Depletion of oil and natural gas properties is determined using estimates of proved oil and natural gas reserves. There are numerous uncertainties inherent in the estimation of quantities of proved reserves and in the projection of future rates of production and the timing of development expenditures. Similarly, evaluations for impairment of proved and unproved oil and natural gas properties are subject to numerous uncertainties including, among others, estimates of future recoverable reserves, commodity price outlooks and prevailing market rates of other sources of income and costs. Other significant estimates include, but are not limited to, asset retirement obligations, fair value of assets purchased in business combinations, and taxes.

Interim financial statements. The accompanying condensed consolidated financial statements of the Company have not been audited by the Company's independent registered public accounting firm. In preparing the accompanying condensed consolidated financial statements, management has made certain estimates and assumptions that affect reported amounts in the condensed consolidated financial statements and disclosures of contingencies. Actual results may differ from those estimates. The results for interim periods are not necessarily indicative of annual results.

Certain disclosures have been condensed in or omitted from these condensed consolidated financial statements. Accordingly, these condensed notes to the condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

Inventory Inventory consists of oil in tanks which has not been delivered and is valued at the contract price to the buyer.

Revenue recognition. The Company recognizes revenues from the sales of oil and natural gas to its customers and presents them aggregated on the Company's condensed consolidated statements of operations. The Company enters into contracts with customers to sell its oil and natural gas production. Revenue on these contracts is recognized in accordance with the five-step revenue recognition model prescribed in ASC 606. Specifically, revenue is recognized when the Company's performance obligations under these contracts are satisfied, which generally occurs with the transfer of control of the oil and natural gas to the purchaser. Control is generally considered transferred when the following criteria are met: (i) transfer of physical custody, (ii) transfer of title, (iii) transfer of risk of loss and (iv) relinquishment of any repurchase rights or other similar rights. Given the nature of the products sold, revenue is recognized at a point in time based on the amount of consideration the Company expects to receive in accordance with the price specified in the contract. Consideration under the oil and natural gas marketing contracts is typically received from the purchaser one to two months after production. At March 31, 2021, the Company had receivables related to contracts with customers of approximately $855,000, joint interest billings of approximately $383,000 and other receivables of approximately $44,000.

Fair value measurements. The Financial Accounting Standards Board ("FASB") fair value measurement standards define fair value, establish a consistent framework for measuring fair value and establish a fair value hierarchy based on the observability of inputs used to measure fair value.

Impairment of oil and natural gas properties - The fair value of proved and unproved oil and natural gas properties was measured using valuation techniques that convert the future cash flows to a single discounted amount. Significant inputs to the valuation of proved and unproved oil and natural gas properties include estimates of: (i) recoverable reserves; (ii) production rates; (iii) future operating and development costs; (iv) future commodity prices; and (v) a market-based weighted average costs of capital. The Company utilized a combination of the New York Mercantile Exchange ("NYMEX") strip pricing and consensus pricing to value the reserves, then applied various discount rates depending on the classification of reserves and other risk characteristics. For significant acquisitions, management utilized the assistance of a third-party valuation expert to estimate the value of the oil and natural gas properties acquired.

The fair value of asset retirement obligations is included in proved oil and natural gas properties with a corresponding liability. The fair value was determined based on a discounted cash flow model, which included assumptions of the estimated current abandonment costs, discount rate, inflation rate and timing associated with the incurrence of these costs.

The inputs used to value oil and natural gas properties for impairments and asset retirement obligations require significant judgment and estimates made by management and represent Level 3 inputs.

NYMEX strip prices experienced significant volatility in 2020, resulting in a significant decrease in value of the Company’s economically recoverable proved oil and natural gas reserves. As such, the carrying amount of the Company’s proved oil and natural gas properties exceeded the expected undiscounted future net cash flows for certain leases, resulting in impairment charges against earnings of $800,452 for the quarter ended March 31, 2020. The Company did not recognize an impairment of proved oil and natural gas properties during the three months ended March 31, 2021.

Derivative instruments - The fair value of the Company’s derivative instruments are measured at fair value using third party pricing services and represent Level 2 inputs.

Financial instruments and other- The fair values determined for accounts receivable, accrued expenses and other current liabilities were equivalent to the carrying value due to their short-term nature.

Related Party Transactions. Transactions between related parties are considered to be related party transactions even though they may not be given accounting recognition. FASB ASC 850, Related Party Disclosures (“FASB ASC 850”) requires that transactions with related parties that would make a difference in decision making shall be disclosed so that users of the financial statements can evaluate their significance. Related party transactions typically occur within the context of the following relationships: affiliates of the entity; entities for which investments in their equity securities is typically accounted for under the equity method by the investing entity; trusts for the benefit of employees; principal owners of the entity and members of their immediate families; management of the entity and members of their immediate families; and other parties that can significantly influence the management or operating policies of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

3.       PROPERTY AND EQUIPMENT

On January 27, 2020, the Company purchased lease interests in approximately 4,936 acres in Montana for $500,000.

In February, 2020, the Company in two transactions sold all of its interest in leases of approximately 337 acres in Montana for $1,210,400. The Company recognized a gain on the transactions of $1,193,760.

On April 6, 2020 the Company purchased oil and natural gas properties in Texas (see Note 5).

The aggregate capitalized costs of oil and natural gas properties as of March 31, 2021, are as follows:

Proved producing wells	$4,499,782
Proved undeveloped	2,232,358
Lease, well and gathering equipment	1,360,596
Asset retirement obligation	14,126,130
Unproved leasehold costs	492,580
Gross capitalized costs	22,711,446
Less: accumulated depreciation, depletion and impairment	(15,324,596)
$7,386,850

Other property and equipment consists of operating lease asset (See Note 9), vehicles, office furniture and equipment.

Other property and equipment, at cost	$837,149
Less: accumulated depreciation	(62,668)
Oher property and equipment, net	$774,481

4.       OVINTIV OIL AND NATURAL GAS PROPERTIES

On March 3, 2020 the Company entered into a Purchase and Sale Agreement (“the Ovintiv Agreement”) with Ovintiv USA, Inc. and several related companies to purchase certain oil and natural gas properties in Montana and North Dakota. The purchase price was $8,500,000, subject to adjustments with an effective date of January 1, 2020 and a closing date of April 30, 2020.

The Company made an $850,000 deposit relating to the purchase. Due to the COVID-19 pandemic and governmental state of emergency orders related thereto, the Company was unable to meet with and obtain financing to complete the purchase from its lenders. The Ovintiv Agreement was terminated and the parties agreed to settle with the Company receiving a $50,000 return of its deposit. The Company estimated a loss on the deposit of $725,000 in the quarter ending June 30, 2020 with the remainder recorded in the quarter ending September 30, 2020. No amounts were outstanding as of December 31, 2020.

5.       ACQUISITION OF PARDUS OIL AND NATURAL GAS PROPERTIES

On April 6, 2020 the Company, through its wholly owned subsidiary, Empire Texas, entered into a Purchase and Sale Agreement (“the Pardus Agreement”) with Pardus Oil & Gas, LLC and Pardus Oil & Gas Operating GP, LLC to purchase certain oil and natural gas properties in Texas comprising 139 gross wells and approximately 30,000 net acres, 77.3 miles of gathering lines and pipelines and related facilities and equipment, and all general and limited partner interest in Pardus Oil & Gas Operating, LP. The purchase price, as amended, included the assumption of certain obligations totaling $1,584,042 and a cash payment of $40,000 for a total purchase price of $1,624,042. The transaction closed on April 7, 2020. The cash payment was made in January 2021.

The following table sets forth the Company's purchase price allocation:

Fair Value of Assets Acquired
Accounts receivable	$100,208
Inventory of oil in tanks	147,297
Deposits	378,000
Equipment and gathering lines	109,200
Oil and natural gas properties	10,397,821

Total Assets Acquired	$11,132,526

Fair Value of Liabilities Assumed
Accounts payable – trade	$20,455
Note payable – current	378,000
Royalty suspense	1,185,587
Asset retirement obligations	9,508,484

Total liabilities assumed	$11,092,526

Purchase Price	$40,000

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

The inputs used to value oil and natural gas properties and asset retirement obligations require significant judgment and estimates made by management and represent non-recurring Level 3 inputs

Financial instruments and other

The fair values determined for accounts payable - trade were equivalent to the carrying value due to their short-term nature and include liabilities primarily related to well activity prior to close.

Inventory acquired as a part of the acquisition was based on oil in tanks at the date of acquisition multiplied by the day’s spot price.

6.       JOINT DEVELOPMENT AGREEMENT

On August 6, 2020 the Company, through its wholly owned subsidiary, Empire Texas, entered into a joint development agreement (the “JDA”) with Petroleum & Independent Exploration, LLC and related entities (“PIE”) dated August 1, 2020. Under the terms of the JDA, PIE will perform recompletion or workover on specified mutually agreed upon wells (“Workover Wells”) owned by Empire Texas. To fund the work, PIE entered into a term loan agreement with Empire Texas dated August 1, 2020, whereby PIE will loan up to $2,000,000, at an interest rate of 6% per annum, maturing August 7, 2024 unless terminated earlier by PIE. Proceeds of the loan will be used for recompletion or workover of the Workover Wells. As of March 31, 2021 approximately $446,000 has been advanced from the loan and is presented as corresponding other long-term assets and long-term notes payable. As part of the JDA, Empire Texas will assign to PIE a combined 85% working and revenue interest in the Workover Wells; an assignment was completed in October 2020 for the initial three Workover Wells. Of the assigned interest, 70% working and revenue interest will be used to repay the obligations under the term loan agreement. Once the term loan is repaid, PIE will reassign a 35% working and revenue interest to Empire Texas in each of the Workover Wells and retain a 50% working and revenue interest (See Note 10). Activity resulting from the JDA is being treated as a conveyance.

In addition, PIE and Empire entered into a Securities Purchase Agreement (“Securities Agreement”) whereby PIE purchased for $525,000 (a) 3,500,000 shares of Empire common stock, (b) warrants to purchase 2,625,000 shares of Empire common stock at an exercise price of $0.20 per share, (c) warrants to purchase 1,800,000 shares of Empire common stock at an exercise price of $0.25 per share, (d) warrants to purchase 8,136,518 shares of Empire common stock at an exercise price of $0.10 per share, and (e) warrants to purchase up to 11,066,667 shares of Empire common stock at an exercise price of $0.141 per share. Pursuant to the Securities Agreement, PIE was obligated to exercise the $0.20 warrants within 45 days of when 3 month trailing average production from the Empire Texas properties have increased by 20% over the trailing 3 month trailing average production as of July 2020. PIE can only exercise the $0.25 warrants once all existing non-PIE outstanding warrants to purchase Empire common stock have been exercised or lapsed. For the $0.141 warrants, PIE may initially acquire 7,533,333 shares of Empire common stock, however the amount could be increased if any existing non-PIE warrants were exercised prior to December 31, 2020. On March 11, 2021 the Company amended the Securities Agreement to remove the vesting provisions for the warrants and PIE exercised all of its warrants for an aggregate exercise price of $3,349,052 (See Note 10).

7.       DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses derivative financial instruments to manage its exposure to commodity price fluctuations. Commodity derivative instruments are used to reduce the effect of volatility of price changes on the oil and natural gas the Company produces and sells. The Company does not enter into derivative financial instruments for speculative or trading purposes. The Company’s derivative financial instruments consist of oil swaps.

The Company does not designate its derivative instruments to qualify for hedge accounting. Accordingly, the Company reflects changes in the fair value of its derivative instruments in its condensed consolidated statements of operations as they occur. Unrealized gains and losses related to the swap contracts are recognized and recorded as an asset or liability on the Company’s condensed consolidated balance sheets.

The following table summarizes the net realized and unrealized amounts reported in earnings related to the commodity derivative instruments for the three months ended March 31, 2021 and 2020:

	Three months ended March 31,
	2021	2020
Gain (loss) on derivatives:
Oil derivatives	$(357,915)	$2,509,045

The following represents the Company’s net cash receipts from (payments on) derivatives for the three months ended March 31, 2021 and 2020:

	Three months ended March 31,
	2021	2020
Net cash received from payments on derivatives
Oil derivatives	$(127,944)	$533,285

The following table sets forth the Company’s outstanding derivative contracts at March 31, 2021. The Company has no outstanding natural gas derivatives.

	2nd Quarter	3rd Quarter	4th Quarter
2021
Oil Swaps:
Quarterly volume (MBbl)	15.18	5.20	—
Price per Bbl	$50.87	$38.25	—

8.       NOTES PAYABLE

On March 10, 2021 the Company entered into the Third Amendment to its Senior Revolver Loan Agreement (“the Amended Agreement”) with CrossFirst Bank (“CrossFirst”). The Amended Agreement commitment amount is $8,520,000 which is reduced by $180,000 per calendar quarter beginning March 31, 2021 and the maximum amount that can be advanced under the Agreement is $20,000,000 and includes interest at Wall Street Journal Prime plus 150 basis points (4.75% as of March 31, 2021). The Amended Agreement matures on March 27, 2022. Collateral for the loan is a lien on all of the assets of the Company’s wholly owned subsidiaries, Empire Louisiana and Empire North Dakota, and a first priority mortgage lien, pledge of and security interest in not less than 80% of Empire Louisiana’s and Empire North Dakota’s producing oil, gas and other leasehold and mineral interests. The Amended Agreement requires the Company maintain commodity derivatives at certain thresholds based on projected production and, beginning March 31, 2021, to maintain certain covenants including an EBITDAX to interest expense of at least 3:1 and funded debt to EBITDAX of 6:1 on a trailing twelve month basis and reducing quarterly to 4:1 as of March 31, 2022 and thereafter. The Company is not in compliance with these covenants of the Amended Agreement at March 31, 2021. As of March 31, 2021, the Company has an outstanding loan balance of $7,849,500 under the Amended Agreement.

During 2016 and 2017, the Company issued $260,000 of Senior Unsecured Promissory Notes which contained a conversion feature allowing the investors to convert the Notes into shares of the Company’s common stock. In 2019, all but three of the Note holders converted their notes with a balance of $157,500 into 1,575,000 shares of the Company’s common stock. In January 2020, three of the Senior Unsecured Promissory Note investors exercised the conversion feature and converted their $102,500 notes for 1,025,000 shares of the Company's common stock. All of the Senior Unsecured Promissory Notes have been converted to common stock of the Company as of March 31, 2020.

On April 1, 2020, in conjunction with the purchase of assets from Pardus Oil & Gas, LLC (see Note 5), the Company entered into a unsecured promissory note agreement with the seller in the amount of $378,000. The note is payable in one installment on April 1, 2021 and bears interest at the one-year LIBOR rate (1% as of March 31, 2021). The note was paid on April 1, 2021 (See Note 12).

On May 5, 2020, the Company received an SBA Payroll Protection Plan (“PPP”) loan for $160,700. The loan matures on May 5, 2022 and has an interest rate of 1%. There are no payments due until ten months after the covered period which ended October 20, 2020, at which time the payment amount will be determined based on the portion of the loan which has not been forgiven under criteria established by the SBA, using an eighteen-month amortization. On April 26, 2021 the Company filed its application for forgiveness of the entire PPP loan, which is subject to SBA approval.

In August 2020, concurrent with the Joint Development Agreement with Petroleum and Independent Exploration, LLC (“PIE”), the Company entered into a term loan agreement dated August 1, 2020, whereby PIE will loan up to $2,000,000, at an interest rate of 6% per annum, maturing August 7, 2024 unless terminated earlier by PIE. The loan proceeds will be used for recompletion or workover of certain designated wells. In addition, the Company assigned a 70% working and revenue interest to PIE in the designated wells which will be applied to repayment of the loan. As of March 31, 2021, approximately $446,000 has been advanced from the loan (See Note 6).

9.       LEASES

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

Right of use lease expense was $34,989 for the three months ended March 31, 2021. Cash paid for right of use lease was $31,775 for the period.

Supplemental balance sheet information related to the right of use leases as of March 31, 2021:

Operating lease asset (included in Other Property and Equipment	$563,667

Current portion of lease liability	$96,325
Long term lease liability	505,546

Total right of use lease liabilities	$601,871

The weighted average remaining term for the Company’s right of use leases is 4.75 years.

Maturities of lease liabilities as of March 31, 2021:

2021	$95,325
2022	147,436
2023	150,385
2024	153,392
2025	156,460
Total lease payments	702,998
Less imputed interest	(101,127)
Total lease obligation	$601,871

10.     EQUITY

Diluted Earnings per Share ("EPS") gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses. As a result, if there is a loss from continuing operations, Diluted EPS is computed in the same manner as Basic EPS. At March 31, 2021 and 2020, the Company had 10,000,000 and 5,004,167 respectively, options outstanding that were not included in the calculation of earnings per share for the periods then ended. Such financial instruments may become dilutive and would then need to be included in future calculations of Diluted EPS. At March 31, 2021 and 2020, the outstanding options were considered anti-dilutive because the strike prices were above the market price and the Company has incurred operating losses year to date.

On April 3, 2019, the Board of Directors of the Company adopted the Empire Petroleum Corporation 2019 Stock Option Plan (the "Stock Option Plan"). The total number of shares of common stock that may be issued pursuant to stock options under the Stock Option Plan is 10,000,000. Further, on April 3, 2019 the Company granted Mr. Pritchard and Mr. Morrissett each, options to purchase 2,500,000 shares of common stock of the Company at an exercise price of $0.33 per share. The options vest in three installments with 1,250,000 vesting immediately and 625,000 vesting each in April 2020 and April 2021. All of the options expire in April, 2029. The value allocated to the vested options was the fair value determined using the Black-Scholes option valuation with the following assumptions:  no dividend yield, expected annual volatility of 213%, risk free interest rate of 2.32% and an expected useful life of 5.375 years. The fair value of the vested options of $812,500 was recorded as compensation expense and allocated to Paid in Capital in 2019. In 2020, the fair value of the options which vested in April 2020 of $406,250 was recorded as compensation expense and allocated to Paid in Capital. The fair of the remaining unvested options is $406,250 as of March 31, 2021.

On August 7, 2020 concurrently with the Joint Development Agreement with Petroleum & Independent Exploration, LLC and related entities (“PIE”), the companies entered into a Securities Purchase Agreement (“Securities Agreement”) whereby PIE purchased for $525,000 (a) 3,500,000 shares of Empire common stock, (b) warrants to purchase 2,625,000 shares of Empire common stock at an exercise price of $0.20 per share, (c) warrants to purchase 1,800,000 shares of Empire common stock at an exercise price of $0.25 per share, (d) warrants to purchase 8,136,518 shares of Empire common stock at an exercise price of $0.10 per share, and (e) warrants to purchase up to 11,066,667 shares of Empire common stock at an exercise price of $0.141 per share. PIE is obligated to exercise the $0.20 warrants within 45 days of when 3 month trailing average production from the Empire Texas properties have increased by 20% over the trailing 3 month trailing average production as of July 2020. PIE can only exercise the $0.25 warrants once all existing non-PIE outstanding warrants to purchase Empire common stock have been exercised or lapsed. For the $0.141 warrants, PIE may initially acquire 7,533,333 shares of Empire common stock, however the amount may be increased if any existing non-PIE warrants are exercised prior to December 31, 2020. The value allocated to the warrants was the fair value determined using the Black-Scholes option valuation with the following assumptions:  no dividend yield, expected annual volatility of 147%, risk free interest rate of .19% and an expected useful life of 4 years. The fair value of the warrants of $450,848 was allocated to Paid in Capital (See Note 8). On March 11, 2021 the Company amended the Securities Agreement to remove the vesting provisions for the warrants and PIE exercised the warrants for an aggregate exercise price of $3,349,052 (See Note 6).

During February and March 2021, the Company issued to a group of accredited investors 8,993,858 shares of its common stock and warrants to purchase 8,993,858 shares of its common stock for $.50 per share which expires on December 31, 2022. Proceeds from the sale were $3,147,850. The value allocated to the warrants was the fair value determined using the Black-Scholes option valuation with the following assumptions:  no dividend yield, expected annual volatility of 180%, risk free interest rate of .14% and an expected useful life of 21 months. The fair value of the warrants of $2,350,407 was allocated to Paid in Capital.

11.    RELATED PARTY TRANSACTIONS

In March 2021, the majority owner of Petroleum & Independent Exploration, LLC and related entities (“PIE”), through the exercise of warrants, became an owner of approximately 24% of the Company’s outstanding shares of stock (See Note 10). The Company has a joint development agreement with PIE to perform recompletion or workover on specified mutually agreed upon wells (See Notes 6 and 8). As of March 31, 2021, the Company has incurred obligations of $445,611 as a part of the joint development agreement.

12.    COMMITMENTS AND CONTINGENCIES

From time to time, the Company is subject to various legal proceedings arising in the ordinary course of business, including proceedings for which the Company may not have insurance coverage. While many of these matters involve inherent uncertainty, as of the date hereof, the Company does not currently believe that any such legal proceedings will have a material adverse effect on the Company's business, financial position, results of operations or liquidity.

The Company is subject to extensive federal, state and local environmental laws and regulations. These laws, among other things, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites.  Management believes no materially significant liabilities of this nature existed as of March 31, 2021.

13.    SUBSEQUENT EVENTS

On March 12, 2021 the Company, through its wholly owned subsidiary Empire New Mexico entered into a purchase and sale agreement with XTO Holdings, LLC (a subsidiary of ExxonMobil) (the “Seller’) to acquire, among other things, certain oil and natural gas properties in New Mexico. The purchase price is $17,800,000 subject to customary adjustments. The Company wired a deposit of $1,780,000 to the Seller on March 12, 2021. As a part of the transaction, the Company established Empire New Mexico, LLC. The effective date of the transactions contemplated by the purchase and sale agreement is January 1, 2021 and the transaction closed on May 14, 2021. As a condition of the sale, the Company purchased a $5,000,000 performance bond for the benefit of the seller for proper plugging, abandonment and restoration of the purchased properties. The performance bond is collateralized with a letter of credit in the amount of $3,750,000 which is collateralized with a bank certificate of deposit. In addition, the Company is required to deposit $100,000 per month, up to $1,250,000, into a sinking fund to be held by the surety. On May 10, 2021 the Company entered into a Promissory Note Agreement with Bank of Oklahoma, NA in the amount of $3,750,000 which is due on demand with an interest rate established by the Bank, currently at 4 percent. The Note is collateralized with a certificate of deposit in a similar amount at Bank of Oklahoma.

On March 22, 2021 the Company, through its wholly owned subsidiary, Empire ND Acquisitions, LLC, entered into a purchase and sale agreement with 31 Group, LLC to acquire among other things, certain oil and gas properties in North Dakota. The purchase price is $900,000, payable one year from the closing date, and is reduced by certain expenses which the Company may incur relating to the properties or assessment of certain wells as uneconomic for up to one year from the closing date. As a part of the transaction, the Company established Empire ND Acquisition, LLC. The transaction closed on May 7, 2021.

On April 26, 2021, the Company filed for forgiveness of its Paycheck Protection Program (“PPP”) loan. The application seeks forgiveness of the entire amount and is subject to approval of the U.S. Small Business Administration.

On April 30,2021 the Company received a Second Draw SBA Payroll Protection Plan (“PPP”) loan for $106,850. The loan matures on April 30, 2026 and has an interest rate of 1%. There are no payments due until ten months after the covered period at which time the payment amount will be determined based on the portion of the loan which has not been forgiven under criteria established by the SBA, using an amortization of the remaining term of the loan. The Company will seek forgiveness for the entire loan amount subject to approval of the United States Small Business Administration.

On April 1, 2021, the Company paid its $378,000 unsecured loan to the previous owners of Pardus Oil & Gas as per the terms on the Note (See Note 8).

On May 14, 2021 the Company entered into a Senior Secured Convertible Note Agreement (the “Note”) in the amount of $16,250,000 with Energy Evolution Master Fund, LLC (“Energy Evolution”). The Note is collateralized by all assets of Empire New Mexico, matures on December 31, 2021 and bears an interest rate of 3.8%. The Note provides that up to 40% of the balance can be converted into the Company’s common stock at the lesser of $1.25 per share or the offering price if the Company has a subsequent capital raise. Additionally, the conversion price is reduced by $0.25 per share if any amount is due on the Note as of October 1, 2021 or the Company has not filed a registration statement with the United States Securities and Exchange Commission within 120 days of the Note. If the registration statement described above is not filed within 120 days, Energy Evolution has the option to convert 50% of the Note amount into common stock of the Company at a rate of $1.00 per share. The Note also provides that Energy Evolution, which is an affiliated organization of Petroleum & Independent Exploration, LLC and related entities (“PIE”), or its affiliated organization may appoint an additional member to the Company’s Board of Directors, for a total of three appointed members, and that one of the appointed members shall be appointed as Chairman of the Board of Directors. Energy Evolution received a closing fee for the Note of 1,500,000 shares of the Company’s common stock and warrants to purchase 3,000,000 shares of common stock for $1.00 per share which expire on May 14, 2022.

In May, 2021 the Company entered into $3,243,000 of Unsecured Convertible Notes (the “Unsecured Notes”) with a group of accredited investors. The Unsecured Notes mature on May 9, 2022 with a single payment and bear interest at 5%. The Unsecured Note holders may convert their notes to common stock of the Company at the lesser of $1.25 per share or the price per share offered by the Company if the Company has a future capital raise.

In April 2021, the Company’s Board of Directors approved a resolution granting non-employee directors’ compensation in the amount of $48,000 per year. The Company has two non-employee directors.

In April and May 2021, warrants to purchase 1,845,714 shares of the Company’s common stock were exercised. The Company realized $823,857 from the exercise.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL TO ALL PERIODS

RESULTS OF OPERATIONS

The Company's primary business is the exploration and development of oil and natural gas interests. The Company has incurred significant losses from operations, and there is no assurance that it will achieve profitability or obtain the funds necessary to finance its operations. For all periods presented, the Company's effective tax rate is 0%. The Company has generated net operating losses since inception, which would normally reflect a tax benefit in the condensed consolidated statement of operations and a deferred asset on the condensed consolidated balance sheet. However, because of the current uncertainty as to the Company's ability to achieve profitability, a valuation reserve has been established that offsets the amount of any tax benefit available for each period presented in the condensed consolidated statements of operations.

The following table sets forth a summary of our production and operating data for the three month periods ended March 31, 2021 and 2020. Because of normal production declines, increased or decreased drilling activities, fluctuations in commodity prices and the effects of acquisitions or divestitures, the historical information presented below should not be interpreted as being indicative of future results.

	Three months ended March 31,
	2021	2020
Production and operating data:
Net Production volumes:
Oil (Bbl) (a)	39,926	35,844
Natural gas (Mcf) (b)	41,004	12,440
Total (Boe) (c)	46,760	37,957

Average price per unit:
Oil (Bbl) (a)	48.35	50.56
Natural gas (Mcf) (b)	6.27	1.87
Total (Boe) (c)	46.78	48.41

(a)	Bbl - One stock tank barrel, of 42 U.S. gallons liquid volume, used herein in reference to oil, condensate or natural gas liquids.

(b)	Mcf – One thousand cubic feet of natural gas.

(c)	c. Boe - One barrel of oil equivalent, a standard convention used to express oil and natural gas volumes on a comparable oil equivalent basis. Natural gas equivalents are determined under the relative energy content method by using the ratio of 6.0 Mcf of natural gas to 1.0 Bbl of oil or condensate.

	Three months ended March 31,
	2021	2020
Operating costs and expenses per Boe:
Oil and natural gas production	$30.32	$38.62
Production taxes	$3.63	$2.21
Depreciation, depletion, amortization and accretion	$9.94	$9.67
Impairment of oil and natural gas properties	$—	$21.09
General and administrative	$19.38	$13.94

THREE-MONTH PERIOD ENDED MARCH 31, 2021 COMPARED TO THREE-MONTH PERIOD ENDED MARCH 31, 2020.

For the three months ended March 31, 2021 and 2020, revenues from oil and natural gas sales were $ 2,456,458 and $1,314,399 respectively. In 2020, due to COVID and other economic factors, prices of oil and natural gas declined, resulting in the Company reducing volumes produced. In 2021, the Company included revenue from the Pardus properties of approximately $960,000, which were not owned in the first quarter of 2020.

Operating expenses, production taxes, depreciation and depletion and amortization and accretion increased to $2,052,847 cumulatively for the three months ended March 31, 2021 from $1,916,885 for the same period in 2020. The increase was primarily due to increased production taxes due to higher prices for oil and natural gas sold and higher accretion of asset retirement obligation due to the addition of the Pardus properties in 2021.

Net realized and unrealized gain (loss) on derivatives decreased to $(357,915) for the three months ended March 31, 2021, from $2,509,045 in the same period 2020 due primarily to increases in oil prices in 2021 and decreases in oil prices during the same period in 2020, respectively, for those contracts in existence at that date.

General and administrative expenses increased by $377,065 to $906,048 for the three months ended March 31, 2021, from $528,983 for the same period in 2020. The increase was primarily due to an increased number of employees and professional fees related to the XTO and 31 Group acquisitions in 2021.

Interest expense was $136,828 and $132,869 for the three months ended March 31, 2021 and 2020, respectively. The increase in interest expense of $3,959 resulted primarily from higher debt levels in 2021.

For the reasons discussed above, the previous period net income decreased by $2,585,195 from $1,588,015 for the three months ended March 31, 2020 to net loss of $(997,180) for the three months ended March 31, 2021.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

As of March 31, 2021, the Company had $3,914,678 of cash.  The Company has proved reserves which have been acquired within the last two years. The Company plans to continue to look for oil and natural gas investments and will use a combination of debt and equity financing to fund the acquisitions. The Company expects to incur costs related to future oil and natural gas acquisitions for the foreseeable future. It is expected that management will attempt to raise additional capital for future investment and working capital opportunities.

OUTLOOK

See Notes 5, 6, 10 and 13 to the financial statements for information regarding the purchase and development agreements the Company entered into in 2020 and 2021 to purchase and develop existing oil and natural gas properties and mineral interests. The Company is also actively pursuing the acquisition of other operated and non-operated oil and natural gas properties. It is anticipated that such acquisitions will be financed through equity or debt transactions.

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

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q, including this section, includes certain statements that may be deemed "forward-looking statements" within the meaning of federal securities laws. All statements, other than statements of historical facts, that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including future sources of financing and other possible business developments, are forward-looking statements. Such statements are subject to a number of assumptions, risks and uncertainties and could be affected by a number of different factors, including the Company's failure to secure short and long-term financing necessary to sustain and grow its operations, increased competition, changes in the markets in which the Company participates and the technology utilized by the Company and new legislation regarding environmental matters. These risks and other risks that could affect the Company's business are more fully described in reports the Company files with the SEC, including its Form 10-K for the year ended December 31, 2020. Actual results may vary materially from the forward-looking statements.

The Company undertakes no duty to update any of the forward-looking statements in this Form 10-Q.

MATERIAL RISKS

The Company has incurred significant losses from operations and there is no assurance that it will achieve profitability or obtain the funds necessary to finance continued operations. For other material risks, see the Company's Form 10-K for the year ended December 31, 2020, which was filed on March 31, 2021.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation under the supervision of the Company's President (and principal financial officer) of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rules 13a - 15(e) and 15d - 15(e). Based on this evaluation, the Company's President (and principal financial officer) has concluded that the disclosure controls and procedures as of the end of the period covered by this report are not effective. As described in the Company‘s Annual Report on Form 10-K filed with the Securities and Exchange commission (the “SEC”) on March 31, 2021, our Chief Executive Officer and President (principal financial officer) concluded that, as of December 31, 2020, our reporting and disclosure controls and procedures were not effective at a reasonable assurance level as we do not have sufficient resources in our accounting function, which restricts the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner. In addition, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. The Company engaged a financial consultant during the quarter to assist with the evaluation of its disclosure controls and procedures and will continue to perform additional analysis and procedures to implement appropriate disclosure controls and procedures. Notwithstanding the assessment that our disclosure controls and procedures were not effective, we believe that our condensed consolidated financial statements fairly present our consolidated financial position, results of operations and cash flows for the periods thereby covered in all material respects.

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

Empire Petroleum Corporation

Date: May 17, 2021	By:	/s/ Michael R. Morrisett
Michael R. Morrisett
President
(principal financial officer)

Date: May 17, 2021	By:	/s/ Thomas Pritchard
Thomas Pritchard
Chief Executive Officer

EXHIBIT INDEX

NO.	DESCRIPTION

31.1	Certification of Thomas Pritchard, Chief Executive Officer, pursuant to Rules 13a - 14 (a) and 15(d) - 14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(1) (31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

31.2	Certification of Michael R. Morrisett, President (principal financial officer), pursuant to Rules 13a - 14 (a) and 15(d) - 14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(1) (31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.1	Certification of Thomas Pritchard, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.2	Certification of Michael R. Morrisett, President (principal financial officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

101	Financial Statements for XBRL format (submitted herewith).