Form 10-Q
period 2021-06-30
EMPIRE PETROLEUM CORP
filed 2021-08-23
CIK 887396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: June 30, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from: ____________to ____________

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

The number of shares of the registrant's common stock, $0.001 par value, outstanding as of June 30, 2021 was 65,661,634.

EMPIRE PETROLEUM CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

EMPIRE PETROLEUM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2021	December 31, 2020

ASSETS
Current Assets:
Cash	$1,016,877	$157,695
Accounts Receivable	3,600,234	1,251,634
Oil Inventory	1,690,674	531,309
Prepaids	191,839	281,895
Total Current Assets	6,499,624	2,222,533

Property and equipment:
Oil and Natural Gas Properties, Successful Efforts	44,967,979	22,711,445
Less: Accumulated Depreciation, Depletion and Impairment	(15,880,231)	(15,148,444)
	29,087,748	7,563,001
Other Property and Equipment, net	1,245,715	662,017
Total Property and Equipment, net	30,333,463	8,225,018

Investment in Related Party	1,250,000	—
Sinking Fund (Note 7)	3,850,000	—
Other Assets	1,156,642	802,050

Total Assets	$43,089,729	$11,249,601

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable	$2,363,312	$1,937,743
Accrued Expenses	3,712,549	2,697,831
Unrealized Loss on Oil and Natural Gas Derivatives	187,474	5,749
Embedded Conversion Option	6,126,961	—
Contingent Payment (see Note 6)	—	40,000
Current Portion of Lease Liability	145,433	89,769
Notes Payable to Related Party, net of discount	5,614,789	—
Current Portion of Long-term Notes Payable, net of discount	1,526,404	1,301,618
Total Current Liabilities	19,676,922	6,072,710

Long-Term Notes Payable	8,443,407	7,719,703
Long Term Lease Liability	684,426	534,009
Asset Retirement Obligations	20,488,906	15,364,217
Total Liabilities	49,293,661	29,690,639

Commitments and Contingencies (Note 16)

Stockholders' Deficit:
Common Stock - $.001 Par Value 150,000,000 Shares Authorized,
65,661,634 and 24,892,277 Shares Issued and Outstanding, Respectively	65,661	24,892
Common Stock Subscribed	—	—
Additional Paid-in Capital	40,617,930	22,152,451
Accumulated Deficit	(46,887,523)	(40,618,381)
Total Stockholders' Deficit	(6,203,932)	(18,441,038)

Total Liabilities and Stockholders' Deficit	$43,089,729	$11,249,601

See accompanying notes to unaudited condensed consolidated financial statements

EMPIRE PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2021	2020	2021	2020
Revenue:
Oil Sales	$4,058,449	$887,901	$6,120,493	$2,174,288
Natural Gas Sales	372,178	67,558	681,062	85,532
Natural Gas Liquids Sales	425,480	—	473,392	—
Other Revenue	45,357	39,070	82,975	49,109
Net Realized and Unrealized Gain (Loss) on Derivatives	(182,034)	(402,374)	(539,949)	2,106,671
Total Revenue	4,719,430	592,155	6,817,973	4,415,600

Costs and Expenses:
Operating	2,312,932	723,535	3,730,942	2,189,490
Taxes - Production	418,681	60,569	588,513	144,528
Depletion, Depreciation & Amortization	565,333	486,568	745,873	754,585
Impairment of Oil and Natural Gas Properties	—	—	—	800,452
Accretion of Asset Retirement Obligation	270,155	257,043	554,620	355,997
General and Administrative	3,220,101	1,914,406	4,126,149	2,443,390

Total Cost and Expenses	6,787,202	3,442,121	9,746,097	6,688,442

Operating Loss	(2,067,772)	(2,849,966)	(2,928,124)	(2,272,842)

Other Income and (Expense):
Gain on Sale of Assets	—	—	—	1,143,760
Other Expense	(435,584)	—	(435,584)	—
Interest Expense	(2,768,606)	(123,219)	(2,905,434)	(256,088)

Net Loss	$(5,271,962)	$(2,973,185)	$(6,269,142)	$(1,385,170)

Net Loss per Common Share, Basic & Diluted	$(0.09)	$(0.14)	$(0.14)	$(0.07)
Weighted Average Number of Common Shares Outstanding,
Basic & Diluted	60,707,380	21,392,277	46,405,985	21,222,387

See accompanying notes to unaudited condensed consolidated financial statements

EMPIRE PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

For the Six Months Ended September 30, 2021 and 2020

(UNAUDITED)

			Common	Additional
	Common Stock		Stock	Paid-In	Accumulated
	Shares	Par Value	Subscribed	Capital	Deficit	Total

Balances, December 31, 2020	24,892,277	$24,892	$—	$22,152,451	$(40,618,381)	$(18,441,038)

Net Loss	—	—	—	—	(997,180)	(997,180)

Warrants Exercised	23,628,185	23,628	—	3,325,424	—	3,349,052

Issuance of Common Stock and Warrants	8,995,458	8,995	(13,000)	3,139,655	—	3,135,650

Balances, March 31, 2021	57,515,920	57,515	(13,000)	28,617,530	(41,615,561)	(12,953,516)

Net Loss	—	—	—	—	(5,271,962)	(5,271,962)

Stock Compensation Expense	—	—	—	406,250	—	406,250

Warrants Exercised	5,445,714	5,446	13,000	3,968,411	—	3,986,857

Warrants Issued with Unsecured Convertible Notes	—	—	—	544,824	—	544,824

Unsecured Convertible Note Conversion	1,200,000	1,200	—	1,498,800	—	1,500,000

Right to Buy Issued with Unsecured Convertible Notes	—	—	—	989,115	—	989,115

Shares and Warrants Issued for Secured Convertible Note	1,500,000	1,500	—	4,593,000	—	4,594,500

Balances, June 30, 2021	65,661,634	65,661	—	40,617,930	(46,887,523)	(6,203,932)

			Common	Additional
	Common Stock		Stock	Paid-In	Accumulated
	Shares	Par Value	Subscribed	Capital	Deficit	Total

Balances, December 31, 2019	20,367,277	$20,367	$—	$18,823,926	$(23,782,948)	$(4,938,655)

Net Income	—	—	—	—	1,588,015	1,588,015

Conversion of Convertible Notes	1,025,000	1,025	—	101,475	—	102,500

Balances, March 31, 2020	21,392,277	$21,392	$—	$18,925,401	$(22,194,933)	$(3,248,140)

Net Loss	—	—	—	—	(2,973,185)	(2,973,185)

Stock Compensation Expense	—	—	—	406,250	—	406,250

Balances, June 30, 2020	$21,392,277	$21,392	$—	$19,331,651	$(25,168,118)	$(5,815,075)

See accompanying notes to unaudited condensed consolidated financial statements

EMPIRE PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2021	2020
Cash Flows From Operating Activities:
Net Loss	$(6,269,142)	$(1,385,170)

Adjustments to Reconcile Net Loss to Net Cash
Provided by (used in) Operating Activities:
Gain on Sales of Assets	—	(1,143,760)
Stock Compensation Expense	406,250	406,250
Right to Buy Issuance Costs	989,115	—
Unrealized Loss on Embedded Conversion Option	596,284	—
Amortization of Discount on Convertible Notes	2,579,915	—
Amortization of Loan Issue Costs	14,587	29,172
Changes in Right of Use Assets, net	6,428	—
Depreciation, Depletion and Amortization	745,873	754,585
Impairment of Oil and Natural Gas Properties	—	800,452
Accretion of Asset Retirement Obligation	554,620	355,997
Cash paid to Ovintiv (see Note 4)	—	(850,000)
Loss relating to Ovintiv Purchase Deposit (see Note 4)	—	725,000
Forgiveness of Payroll Protection Plan loan	(160,700)	—
Change in Operating Assets and Liabilities:
Accounts Receivable	(2,348,605)	54,662
Unrealized Loss (Gain) on Oil and Natural Gas Derivative Instruments	181,725	(1,062,775)
Inventory	(840,819)	56,124
Prepaids	90,056	46,294
Other Assets	(206,907)	8,366
Accounts Payable	425,567	(6,005)
Accrued Expenses	724,402	66,521
Net Cash Used In Operating Activities	(2,511,351)	(1,144,287)

Cash Flows from Investing Activities:
Acquisition of Oil and Natural Gas Properties	(17,869,779)	(506,000)
Purchase of Other Fixed Assets	(83,811)	—
Investment in Related Party	(1,250,000)	—
Sinking Fund Deposit	(3,850,000)	—
Proceeds From Sale of Oil and Natural Gas Properties	—	1,160,400
Net Cash Provided by (Used in) Investing Activities	(23,053,590)	654,400

Cash Flows from Financing Activities:
Proceeds from Debt Issued	19,599,850	925,700
Principal Payments of Debt	(3,647,286)	(150,000)
Proceeds from Stock and Warrant Issuance	10,471,559	—
Net Cash Provided by Financing Activities	26,424,123	775,700

Net Change in Cash	859,182	285,813

Cash - Beginning of Period	157,695	—

Cash - End of Period	$1,016,877	$285,813

See accompanying notes to unaudited condensed consolidated financial statements

EMPIRE PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

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

As of June 30, 2021, the Company had $1,016,877 of cash and working capital deficit of $13,177,298. The Company has proved reserves which have been acquired within the last two years. The Company plans to continue to look for oil and natural gas investments and will use a combination of debt and equity financing to fund potential acquisitions. The Company expects to also incur costs related to evaluating and acquiring oil and natural gas acquisitions for the foreseeable future. It is expected that management will attempt to raise additional capital for future investment and working capital opportunities.

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

The Company’s impairment assessment of proved and unproved mineral properties is based on several factors including oil and gas spot market prices and estimated futures prices that existed at June 30, 2021. In2020, crude oil prices in both the spot market and futures market experienced significant volatility. For the year ended December 31, 2020 the Company recorded an impairment expense of $8,671,303 as a result of the decline in oil prices. Further, the effect of lower crude oil prices on the Company’s future financial position or results of operations is not currently determinable due to broader economic and industry uncertainties, including the impact to the operators and other working interest owners of the properties in which the Company owns mineral interests.

In the event crude oil or natural gas prices decline significantly, there is the risk that, among other things:

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

As of June 30, 2021, the Company had twenty nine employees. No independent Board members received compensation from the Company in the first six months of 2020; in 2021 independent Board members were compensated $33,000 and $84,000 was accrued but unpaid as of June 30, 2021. For the six months ended June 30, 2021, the Company paid its officers, Mr. Morrisett and Mr. Pritchard, $227,000 each for services rendered. For the six months ended June 30, 2020, the Company paid Mr. Morrisett and Mr. Pritchard $116,000 each for services rendered excluding the value of options awarded.

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

Use of estimates in the preparation of financial statements. Preparation of financial statements in conformity with generally accepted accounting principles in the United States of America ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. Depletion of oil and natural gas properties is determined using estimates of proved oil and natural gas reserves. There are numerous uncertainties inherent in the estimation of quantities of proved reserves and in the projection of future rates of production and the timing of development expenditures. Similarly, evaluations for impairment of proved and unproved oil and natural gas properties are subject to numerous uncertainties including, among others, estimates of future recoverable reserves, commodity price outlooks and prevailing market rates of other sources of income and costs. Other significant estimates include, but are not limited to, asset retirement obligations, fair value of assets purchased in business combinations, embedded derivatives (conversion features), commodity derivatives, and taxes.

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

Convertible Debt. The Company accounts for conversion options embedded in a host instrument in accordance with ASC 815, Derivatives and Hedging ("ASC 815). ASC 815 requires a reporting entity to bifurcate conversion options embedded in convertible debt and to account for them as a free standing derivative when the embedded feature is not clearly and closely related to the host instrument and meets the definition of a derivative and does not qualify for the scope exception from derivative accounting.

The Company reviews the terms of convertible debt issued to determine whether there are embedded features, including embedded conversion options, which are required to be bifurcated and accounted for separately as a derivative. In circumstances where the host instrument contains more than one embedded derivative, including the conversion option, that is required to be bifurcated, the derivative instruments are accounted for as a single, compound derivative instrument.

The separated derivative is initially recorded at fair value and subsequently revalued at each reporting date with changes in the fair value reported as other income or expense. When the convertible debt instrument contains embedded derivatives that are bifurcated and accounted for separately as a derivative liability, the total proceeds received are first allocated to the fair value of derivative liability. The remaining proceeds, if any, are then allocated to the debt, resulting in an initial discount on the debt. The debt discount is subsequently amortized under the interest method through periodic charges to interest expense.

For conversion options embedded in a host instrument which are required to be bifurcated and qualify for the scope exception from derivative accounting are accounted for under other models as required by ASC 470-20, Debt with Conversion and Other Options.

Revenue recognition. The Company recognizes revenues from the sales of oil and natural gas to its customers and presents them aggregated on the Company's condensed consolidated statements of operations. The Company enters into contracts with customers to sell its oil and natural gas production. Revenue on these contracts is recognized in accordance with the five-step revenue recognition model prescribed in ASC 606. Specifically, revenue is recognized when the Company's performance obligations under these contracts are satisfied, which generally occurs with the transfer of control of the oil and natural gas to the purchaser. Control is generally considered transferred when the following criteria are met: (i) transfer of physical custody, (ii) transfer of title, (iii) transfer of risk of loss and (iv) relinquishment of any repurchase rights or other similar rights. Given the nature of the products sold, revenue is recognized at a point in time based on the amount of consideration the Company expects to receive in accordance with the price specified in the contract. Consideration under the oil and natural gas marketing contracts is typically received from the purchaser one to two months after production. At June 30, 2021, the Company had receivables related to contracts with customers of approximately $2,800,000 and joint interest billings of approximately $800,000.

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

Embedded conversion feature – The conversion features of the Secured Convertible Note have been accounted for as a separated derivative and recorded at fair value using a binomial pricing model. The inputs used to value the derivative conversion feature require significant judgment and estimates made by management and represent Level 3 inputs.

Investment in related party – The value of the investment in related party is based on the cost of the investment due to its nature.

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

3.       INVESTMENT IN RELATED PARTY

Concurrent with the acquisition and financing of the XTO properties (See Notes 7 and 11), the Company made an investment in Energy Evolution Fund LP, an affiliate of Energy Evolution Ltd, a related party, in the amount of $1,250,000. The Energy Evolution Fund, LP is a hedge fund focused on global petroleum and sustainable energy. The investment in related party is accounted for as an investment in an equity security and recorded at historical cost. The investment was mutually terminated on August 19, 2021 (See Note 17).

4.       PROPERTY AND EQUIPMENT

On January 27, 2020, the Company purchased lease interests in approximately 4,936 acres in Montana for $500,000.

In February, 2020, the Company in two transactions sold all of its interest in leases of approximately 337 acres in Montana for $1,160,400. The Company recognized a gain on the transactions of $1,143,760.

On April 6, 2020 the Company purchased oil and natural gas properties in Texas (see Note 6).

In May, 2021 the Company purchased oil and natural gas properties in New Mexico (see Note 7).

NYMEX strip prices experienced significant volatility in 2020, resulting in a significant decrease in value of the Company’s economically recoverable proved oil and natural gas reserves. As such, the carrying amount of the Company’s proved oil and natural gas properties exceeded the expected undiscounted future net cash flows for certain leases, resulting in impairment charges against earnings of $800,452 for the six months ended June 30, 2020. The Company did not recognize an impairment of proved oil and natural gas properties during the six months ended June 30, 2021.

The aggregate capitalized costs of oil and natural gas properties as of June 30, 2021, are as follows:

Proved producing wells	$18,632,940
Proved undeveloped	2,232,358
Lease, well and gathering equipment	4,913,874
Asset retirement obligation	18,696,199
Unproved leasehold costs	492,608
Gross capitalized costs	44,967,979
Less: accumulated depreciation, depletion and impairment	(15,880,231)
$29,087,748

Other property and equipment consists of operating lease asset (See Note 11), vehicles, office furniture and equipment.

Other property and equipment, at cost	$1,347,631
Less: accumulated depreciation	(101,916)
Oher property and equipment, net	$1,245,715

5.       OVINTIV OIL AND NATURAL GAS PROPERTIES

On March 3, 2020 the Company entered into a Purchase and Sale Agreement (“the Ovintiv Agreement”) with Ovintiv USA, Inc. and several related companies to purchase certain oil and natural gas properties in Montana and North Dakota. The purchase price was $8,500,000, subject to adjustments with an effective date of January 1, 2020 and a closing date of April 30, 2020.

The Company made an $850,000 deposit relating to the purchase. Due to the COVID-19 pandemic and governmental state of emergency orders related thereto, the Company was unable to meet with and obtain financing to complete the purchase from its lenders. The Ovintiv Agreement was terminated and the parties agreed to settle with the Company receiving a $50,000 return of its deposit. The Company estimated a loss on the deposit of $725,000 in the quarter ending June 30, 2020 which is included in general and administrative expense, with the remainder recorded in the quarter ending September 30, 2020. No amounts were outstanding as of December 31, 2020.

6.       ACQUISITION OF PARDUS OIL AND NATURAL GAS PROPERTIES

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

7.       ACQUISITION OF XTO OIL AND NATURAL GAS PROPERTIES

On March 12, 2021 the Company, through its wholly owned subsidiary Empire New Mexico, entered into a purchase and sale agreement with XTO Holdings, LLC (a subsidiary of ExxonMobil) (the “Seller’) to acquire, among other things, certain oil and natural gas properties in New Mexico. The purchase price was $17,800,000 subject to customary adjustments. The Company wired a deposit of $1,780,000 to the Seller on March 12, 2021. The transaction closed on May 14, 2021 with an effective date of January 1, 2021.

The XTO acquisition has been accounted for as an asset acquisition using the acquisition method of accounting under FASB ASC 805, Business Combinations (“ASC 805”). Under the accounting for asset acquisitions, the acquisition is recorded using a cost accumulation and allocation model under which the cost of the acquisition is allocated on a relative fair value basis to the assets acquired and liabilities assumed. For asset acquisitions under ASC 805, acquisition-related transaction costs are capitalized as a component of the cost of the assets acquired.

As a condition of the sale, the Company purchased a $5,000,000 performance bond for the benefit of the seller for proper plugging, abandonment and restoration of the purchased properties. The performance bond is collateralized with a letter of credit in the amount of $3,750,000. To effect the letter of credit, the Company entered into a Promissory Note Agreement with Bank of Oklahoma, NA in the amount of $3,750,000 which is due on demand with an interest rate established by the Bank, currently at 4 percent. The Promissory Note, and associated letter of credit, is collateralized with a bank certificate of deposit in a corresponding amount. In addition, the Company is required to deposit $100,000 per month, up to $1,250,000, into a sinking fund to be held by the surety.

The following table sets forth the Company's preliminary purchase price allocation:

Preliminary Fair Value of Assets Acquired
Inventory of oil in tanks	318,546
Vehicles	179,156
Asset retirement obligation	6,117,709
Oil and natural gas properties	17,662,402

Total Preliminary Assets Acquired	$24,277,813

Preliminary Fair Value of Liabilities Assumed
Royalty suspense	290,325
Asset retirement obligations	6,117,709

Total Preliminary Liabilities Assumed	$6,408,034

Purchase Price	$17,869,779

The value of oil and gas properties was based on an allocation of the purchase price which included assignment of values to the other identifiable assets acquired and liabilities assumed. The value of inventory, vehicles, and royalty suspense was based on carrying value at the time of the acquisition.

The fair value of asset retirement obligations are included in proved oil and natural gas properties with a corresponding liability in the table above. The fair value was determined based on a discounted cash flow model, which included assumptions of the estimated current abandonment costs, discount rate, inflation rate and timing associated with the incurrence of these costs.

8.       JOINT DEVELOPMENT AGREEMENT

On August 6, 2020 the Company, through its wholly owned subsidiary, Empire Texas, entered into a joint development agreement (the “JDA”) with Petroleum & Independent Exploration, LLC and related entities (“PIE”), a related party (See Note 14), dated August 1, 2020. Under the terms of the JDA, PIE will perform recompletion or workover on specified mutually agreed upon wells (“Workover Wells”) owned by Empire Texas. To fund the work, PIE entered into a term loan agreement with Empire Texas dated August 1, 2020, whereby PIE will loan up to $2,000,000, at an interest rate of 6% per annum, maturing August 7, 2024 unless terminated earlier by PIE. Proceeds of the loan will be used for recompletion or workover of the Workover Wells. As of June 30, 2021 approximately $446,000 has been advanced from the loan and is included in Long Term Notes Payable on the Condensed Consolidated Balance Sheet. As part of the JDA, Empire Texas will assign to PIE a combined 85% working and revenue interest in the Workover Wells; an assignment was completed in October 2020 for the initial three Workover Wells. Of the assigned interest, 70% working and revenue interest will be used to repay the obligations under the term loan agreement. Once the term loan is repaid, PIE will reassign a 35% working and revenue interest to Empire Texas in each of the Workover Wells and retain a 50% working and revenue interest (See Note 10). Activity resulting from the JDA is being treated as a conveyance.

In addition, PIE and Empire entered into a Securities Purchase Agreement (“Securities Agreement”) whereby PIE purchased for $525,000 (a) 3,500,000 shares of Empire common stock, (b) warrants to purchase 2,625,000 shares of Empire common stock at an exercise price of $0.20 per share, (c) warrants to purchase 1,800,000 shares of Empire common stock at an exercise price of $0.25 per share, (d) warrants to purchase 8,136,518 shares of Empire common stock at an exercise price of $0.10 per share, and (e) warrants to purchase up to 11,066,667 shares of Empire common stock at an exercise price of $0.141 per share, pursuant to various vesting provisions as detailed in the Securities Agreement. On March 11, 2021 the Company amended the Securities Agreement to remove the vesting provisions for the warrants and PIE exercised all of its warrants for an aggregate exercise price of $3,349,052 (See Note 13).

9.       COMMODITY DERIVATIVE FINANCIAL INSTRUMENTS

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

The following table summarizes the net realized and unrealized amounts reported in earnings related to the commodity derivative instruments for the three and six months ended June 30, 2021 and 2020:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Gain (loss) on derivatives:
Oil derivatives	$(182,034)	(402,374)	$(539,949)	$2,106,671
Natural gas derivatives	—	—	—	—
Total	$(182,034)	(402,374)	$(539,949)	$2,106,671

The following represents the Company’s net cash receipts from (payments on) derivatives for the three and six months ended June 30, 2021 and 2020:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net cash received from payments on derivatives
Oil derivatives	$(230,279)	$510,609	$(358,224)	$1,043,894
Natural gas derivatives	—	—	—	—
Total	$(230,279)	$510,609	$(358,224)	$1,043,894

The following table sets forth the Company’s outstanding derivative contracts at June 30, 2021. The Company has no outstanding natural gas derivatives.

	3rd Quarter	4th Quarter
2021
Oil Swaps:
Quarterly volume (MBbl)	5.20	—
Price per Bbl	$38.25	—

10.     DEBT

The following table represents the Company’s outstanding debt.

	June 30, 2021	December 31, 2020

Senior Revolver Loan Agreement	$7,669,500	$8,124,000

2020 SBA Payroll Protection Plan loan	—	160,700

2021 SBA Payroll Protection Plan loan	106,850	—

Unsecured Promissory Note – Pardus	—	378,000

PIE Joint Development Agreement loan, related party	462,959	315,273

Various Vehicle and Equipment notes	242,379	57,935

Secured Convertible Note, related party (see Note 11)	13,450,000	—

Unsecured Convertible Notes (see Note 11)	1,743,000	—

Total Debt	23,674,688	9,035,908

Unamortized Debt Issue Costs	—	(14,587)

Unamortized Discount	(8,090,088)	—

Total Debt net of Debt Issue Costs and Discount	15,584,600	9,021,321

Less current maturities	7,141,193	1,301,618

Total Long-Term Debt	$8,443,407	$7,719,703

On March 10, 2021 the Company entered into the Third Amendment to its Senior Revolver Loan Agreement (“the Amended Agreement”) with CrossFirst Bank (“CrossFirst”). The Amended Agreement commitment amount is $8,520,000 which is reduced by $180,000 per calendar quarter beginning June 30, 2021 and the maximum amount that can be advanced under the Agreement is $20,000,000 and includes interest at Wall Street Journal Prime plus 150 basis points (4.75% as of June 30, 2021). The Amended Agreement matures on March 27, 2022. Collateral for the loan is a lien on all of the assets of the Company’s wholly owned subsidiaries, Empire Louisiana and Empire North Dakota, and a first priority mortgage lien, pledge of and security interest in not less than 80% of Empire Louisiana’s and Empire North Dakota’s producing oil, gas and other leasehold and mineral interests. The Amended Agreement requires the Company maintain commodity derivatives at certain thresholds based on projected production and, beginning March 31, 2021, to maintain certain covenants including an EBITDAX to interest expense of at least 3:1 and funded debt to EBITDAX of 6:1 on a trailing twelve-month basis and reducing quarterly to 4:1 as of March 31, 2022 and thereafter. As of June 30, 2021, the Company has an outstanding loan balance of $7,669,500 under the Amended Agreement. The Company was not in compliance with the commodity derivative requirement as of June 30, 2021. The Company was in compliance with the other covenants at June 30, 2021. On July 7, 2021 the Company entered into the Fourth Amendment to its Senior Revolver Loan Agreement, which among other things waived the Company's non-compliance with the commodity derivative requirement and extended the maturity to March 27, 2024. Accordingly, the Company's outstanding loan balance is presented as long-term as of June 30, 2021 (See Note 17).

During 2016 and 2017, the Company issued $260,000 of Senior Unsecured Promissory Notes which contained a conversion feature allowing the investors to convert the Notes into shares of the Company’s common stock. In 2019, all but three of the Note holders converted their notes with a balance of $157,500 into 1,575,000 shares of the Company’s common stock. In January 2020, three of the Senior Unsecured Promissory Note investors exercised the conversion feature and converted their $102,500 notes for 1,025,000 shares of the Company's common stock. All of the Senior Unsecured Promissory Notes have been converted to common stock of the Company as of June 30, 2020.

On April 1, 2020, in conjunction with the purchase of assets from Pardus Oil & Gas, LLC (see Note 5), the Company entered into a unsecured promissory note agreement with the seller in the amount of $378,000. The note was payable in one installment on April 1, 2021 and bears interest at the one-year LIBOR rate (1% as of June 30, 2021). The note was paid on April 1, 2021 (See Note 6).

On May 5, 2020, the Company received an SBA Payroll Protection Plan (“PPP”) loan for $160,700. The loan matured on May 5, 2022 and had an interest rate of 1%. In June, 2021 the Company was informed that the SBA had forgiven the entire loan balance.

In August 2020, concurrent with the Joint Development Agreement with Petroleum and Independent Exploration, LLC (“PIE”), a related party, the Company entered into a term loan agreement dated August 1, 2020, whereby PIE will loan up to $2,000,000, at an interest rate of 6% per annum, maturing August 7, 2024 unless terminated earlier by PIE. The loan proceeds will be used for recompletion or workover of certain designated wells. In addition, the Company assigned a 70% working and revenue interest to PIE in the designated wells which will be applied to repayment of the loan. As of June 30, 2021, $462,959 has been advanced from the loan (See Note 8).

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

The Company has an outstanding Letter of Credit in the amount of $3,750,000 which was issued in conjunction with the purchase of oil and natural gas properties from XTO (See Note 7). To effect the letter of credit, the Company entered into a Promissory Note Agreement with Bank of Oklahoma, NA in the amount of $3,750,000 which is due on demand with an interest rate established by the Bank, currently at 4 percent. The Promissory Note, and associated letter of credit, is collateralized with a bank certificate of deposit in a corresponding amount.

11.     CONVERTIBLE NOTES PAYABLE

On May 14, 2021 Empire New Mexico entered into a Senior Secured Convertible Note Agreement (the “Secured Note”) in the amount of $16,250,000 with Energy Evolution Master Fund, Ltd., a related party (“Energy Evolution”) (See Note 14). The Secured Note is collateralized by all assets of Empire New Mexico, matures on December 31, 2021 and bears an interest rate of 3.8%. The Secured Note provides that up to 40% of the balance, together with accrued interest, can be converted into the Company’s common stock at the lesser of $1.25 per share or the offering price if the Company has a subsequent capital raise or an aggregate of 5,200,000 shares of common stock (without giving effect to any interest that may be converted). Additionally, the conversion price is reduced by $0.25 per share if any amount is due on the Secured Note as of October 1, 2021 or the Company has not filed a registration statement with the United States Securities and Exchange Commission within 120 days of the Secured Note. If the registration statement described above is not filed within 120 days of the date of the Secured Note, Energy Evolution has the option to convert 50% of the Secured Note amount into common stock of the Company at a rate of $1.00 per share. In such event, the maximum number of shares into which the Secured Note may be converted increases to 8,125,000 shares of the Company’s common stock (without giving effect to any interest that may be converted). In addition, if any principal amount of the Secured Note remains outstanding on October 1, 2021, the conversion price shall be reduced by $0.25, provided the conversion price cannot be reduced by more than $0.25.  The Company agreed to use commercially reasonable best efforts to (i) cause the number of members serving on the Company’s Board of Directors to be increased to six, (ii) cause an additional designee of Energy Evolution or its affiliate to be appointed to the Company’s Board of Directors, and (c) cause one of the designated directors of Energy Evolution or its affiliate to be appointed the Chairman of Empire Petroleum’s Board of Directors with the power to cast the deciding vote in case of a deadlocked board vote. The Secured Note may be prepaid without penalty, but Empire New Mexico must provide at least 30 days’ prior written notice so the holders thereof may exercise their conversion rights. As of June 30, 2021, there were no conversions of the Secured Note to shares of the Company’s common stock. The Company made prepayments of $2,800,000 on the Secured Note through June 30, 2021.

The embedded conversion option has been bifurcated and accounted for separately as a derivative financial instrument. The separated derivative was initially recorded at fair value at the inception date and revalued as of June 30, 2021 resulting in a fair value of $5,530,677 and $6,126,961, respectively. The change in fair value for the three months ended June 30, 2021 of $596,284 and recorded in Other Income.

As partial consideration for the issuance of the Secured Note, Energy Evolution received a closing fee of 1,500,000 shares of the Company’s common stock and warrants to purchase 3,000,000 shares of common stock for $1.00 per share which expire on May 14, 2022. The Company determined these were equity-classified financing instruments and the proceeds are allocated on a relative fair value basis between the debt, warrants, and common shares at issuance. At issuance, the discount associated with the Secured Note was $10,125,177; consisting of $5,530,677 relating to the embedded derivative liability, $1,500 and $2,773,500 in common stock and paid in capital, respectively, relating to the issuance of shares of the Company's common stock, and $1,819,500 in paid in capital relating to the issuance of warrants to purchase common stock. The fair value of the warrants was determined using a Black-Scholes model. The warrants were exercised during the three months ended June 30, 2021 and the Company received cash proceeds of $3,000,000. The discount associated with the Secured Note related to the embedded conversion liability and the issuance of the equity-classified financing instruments is amortized under the interest method and resulted in interest expense of $2,289,966 for the three months ended June 30, 2021.

In May, 2021 the Empire New Mexico entered into $3,243,000 of Unsecured Convertible Notes (the “Unsecured Notes”) with a group of accredited investors, including the Company's related party Energy Evolution, constituting $1,500,000 of the total Unsecured Convertible Notes. The Unsecured Notes mature on May 9, 2022 with a single payment and bear interest at 5%. The Unsecured Note holders may convert their notes to common stock of the Company at the lesser of $1.25 per share or the price per share offered by the Company if the Company has a future capital raise for an aggregate 2,594,400 shares of common stock (without giving effect to any interest that may be converted). Pursuant to the Unsecured Notes, the Company agreed to use commercially reasonable best efforts to cause a registration statement on Form S-3 to be filed with Securities Exchange Commission within 90 days for all Common Stock underlying the Unsecured Notes. Empire New Mexico has the right to force conversion in the event that (a) the 20-day weighted average price of the Common Stock trades above $3.50 per share on the OTCQB or any exchange and (b) the Registration Statement has become effective. The Unsecured Notes may be prepaid without penalty, but Empire New Mexico must provide at least 30 days’ prior written notice so the holders thereof may exercise their conversion rights. As of June 30, 2021 Energy Evolution had converted their $1,500,000 Unsecured Note to 1,200,000 shares of the Company’s common stock (See Note 13).

The Company determined the embedded conversion features of the Unsecured Notes were equity-classified financing instrument. The fair value of the conversion feature was determined using a beneficial conversion model based on the a 60-day weighted average stock price and the maximum number of shares to be received if converted. As issuance, the amount recorded to additional paid in capital was $544,824. The discount associated with these transactions is amortized under the interest method and resulted in interest expense of $289,949 for the three months ended June 30, 2021.

As an inducement for investors to enter into the Unsecured Convertible Notes, the Company’s Chief Executive Officer and President collectively offered to each investor the right to purchase a number of shares of common stock equal to 40% of such investor’s principal balance under its Unsecured Convertible Note at $0.75 per share (the “right to buy”). Energy Evolution exercised its right to buy 600,000 shares of the Company’s common stock. In conjunction with this transaction, each of the Company’s Chief Executive Officer and President partially exercised a warrant to purchase 300,000 shares at an exercise price of $0.25. The Company determined that offering the “right to buy” shares resulted in an expense of $989,155 of the Company based on the fair value of contributions made by the Company’s Chief Executive Officer and President on its behalf. The fair value of the “right to buy” shares was determined using a Black-Scholes model. The expense is including in General and Administrative in the Condensed Consolidated Statement of Operations.

12.     LEASES

As a lessee, the Company leases its corporate office headquarters in Tulsa, Oklahoma and three field offices. The leases expire between 2024 and 2027. The corporate office has an option to renew for an additional five-year term. The option to renew the lease is generally not considered reasonably certain to be exercised. Therefore, the period covered by such optional period is not included in the determination of the term of the lease and the lease payments during these periods are similarly excluded from the calculation of right-of-use lease asset and lease liability balances.

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

Right of use lease expense was $78,712 for the six months ended June 30, 2021. Cash paid for right of use lease was $72,045 for the period.

Supplemental balance sheet information related to the right of use leases as of June 30, 2021:

Operating lease asset (included in Other Property and Equipment	$796,940

Current portion of lease liability	$145,433
Long term lease liability	684,426

Total right of use lease liabilities	$829,859

The weighted average remaining term for the Company’s right of use leases is 4.7 years.

Maturities of lease liabilities as of June 30, 2021:

2021	$95,920
2022	212,175
2023	215,124
2024	215,837
2025	243,260
Total lease payments	982,316
Less imputed interest	(153,748)
Total lease obligation	$828,568

13.     EQUITY

Diluted Earnings per Share ("EPS") gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses. As a result, if there is a loss from continuing operations, Diluted EPS is computed in the same manner as Basic EPS. At June 30, 2021 and 2020, the Company had 10,000,000 and 5,004,167 respectively, options outstanding that were not included in the calculation of earnings per share for the periods then ended. Such financial instruments may become dilutive and would then need to be included in future calculations of Diluted EPS. At June 30, 2021 and 2020, the outstanding options and convertible notes were considered anti-dilutive because the strike prices were above the market price and the Company has incurred operating losses year to date.

On April 3, 2019, the Board of Directors of the Company adopted the Empire Petroleum Corporation 2019 Stock Option Plan (the "Stock Option Plan"). The total number of shares of common stock that may be issued pursuant to stock options under the Stock Option Plan is 10,000,000. Further, on April 3, 2019 the Company granted Mr. Pritchard and Mr. Morrissett each, options to purchase 2,500,000 shares of common stock of the Company at an exercise price of $0.33 per share. The options vested in three installments with 1,250,000 vesting immediately and 625,000 vesting each in April 2020 and April 2021. All of the options expire in April, 2029. The value allocated to the vested options was the fair value determined using the Black-Scholes option valuation with the following assumptions:  no dividend yield, expected annual volatility of 213%, risk free interest rate of 2.32% and an expected useful life of 5.375 years. The fair value of the vested options of $812,500 was recorded as compensation expense and allocated to Paid in Capital in 2019. In 2021 and 2020, the fair value of the options which vested in April of the respective year of $406,250 was recorded as compensation expense and allocated to Paid in Capital. All of the options were vested as of June 30, 2021.

On August 7, 2020 concurrently with the Joint Development Agreement with Petroleum & Independent Exploration, LLC and related entities (“PIE”), the companies entered into a Securities Purchase Agreement (“Securities Agreement”) whereby PIE purchased for $525,000 (a) 3,500,000 shares of Empire common stock, (b) warrants to purchase 2,625,000 shares of Empire common stock at an exercise price of $0.20 per share, (c) warrants to purchase 1,800,000 shares of Empire common stock at an exercise price of $0.25 per share, (d) warrants to purchase 8,136,518 shares of Empire common stock at an exercise price of $0.10 per share, and (e) warrants to purchase up to 11,066,667 shares of Empire common stock at an exercise price of $0.141 per share pursuant to various vesting provisions as detailed in the Securities Agreement. The value allocated to the warrants was the fair value determined using the Black-Scholes option valuation with the following assumptions:  no dividend yield, expected annual volatility of 147%, risk free interest rate of .19% and an expected useful life of 4 years. The fair value of the warrants of $450,848 was allocated to paid in capital (See Note 8). On March 11, 2021 the Company amended the Securities Agreement to remove the vesting provisions for the warrants and PIE exercised the warrants for an aggregate exercise price of $3,349,052 (See Note 8).

During February and March 2021, the Company issued to a group of accredited investors 8,993,858 shares of its common stock and warrants to purchase 8,993,858 shares of its common stock for $.50 per share which expires on December 31, 2022. Proceeds from the sale were $3,147,850. The value allocated to the warrants was the fair value determined using the Black-Scholes option valuation with the following assumptions:  no dividend yield, expected annual volatility of 180%, risk free interest rate of .14% and an expected useful life of 21 months. The fair value of the warrants of $2,350,407 was allocated to Paid in Capital. For the six months ended June 30, 2021, warrants for 1,547,314 shares of common stock have been exercised.

In connection with the purchase of XTO assets (See Note 7) the Company issued a Senior Secured Convertible Note due December 31, 2021, in the aggregate principal amount $16,250,000 (the “Secured Convertible Note”) to Energy Evolution Fund Ltd, a related party (See Note 11). As partial consideration for the issuance of the Secured Convertible Note, Empire issued to Energy Evolution Ltd (i) 1,500,000 shares of common stock along with (ii) a warrant certificate to purchase up to 3,000,000 shares of common stock at an exercise price of $1.00 per Warrant Share until May 14, 2022. Under the warrant certificate, the exercise price is subject to customary downward adjustments. The value allocated to the common stock, conversion feature, and warrants was $10,125,177.

Additionally, in conjunction with the purchase of XTO assets (See Note 7), the Company entered into $3,243,000 of Unsecured Convertible Notes (the “Unsecured Notes”) with a group of accredited investors. The Unsecured Notes mature on May 9, 2022 with a single payment and bear interest at 5% (See Note 11). The Unsecured Note holders may convert their notes to common stock of the Company at the lesser of $1.25 per share or the price per share offered by the Company if the Company has a future capital raise. At June 30, 2021 $1,500,000 of the Unsecured Notes have been converted into 1,200,000 shares of common stock of the Company. The value allocated to the conversion feature was $544,824.

14.     RELATED PARTY TRANSACTIONS

The Energy Evolution Master Fund, Ltd. (“Energy Evolution”) is a related party of the Company as it beneficially owns approximately 21.4% of the Company’s outstanding shares of common stock as of June 30, 2021. Additionally, a board member of Energy Evolution is a related party of the Company as he separately beneficially owns approximately 23.58% of the Company’s outstanding shares of common stock as of June 30, 2021. The board member also is a majority owner of Petroleum & Independent Exploration, LLC and related entities (“PIE ”).

In March 2021, the majority owner of PIE, through the exercise of warrants, became a significant shareholder of the Company’s outstanding shares of stock (See Note 12). The Company has a joint development agreement with PIE to perform recompletion or workover on specified mutually agreed upon wells (See Note 8). As of June 30, 2021, the Company has incurred obligations of $462,959 as a part of the joint development agreement (See Note 10).

In connection with the purchase of XTO assets (See Note 7) the Company issued a Senior Secured Convertible Note due December 31, 2021, in the aggregate principal amount $16,250,000 (the “Secured Note”) to Energy Evolution Ltd (See Note 11). As partial consideration for the issuance of the Secured Note, Empire issued to Energy Evolution Ltd (i) 1,500,000 shares of common stock along with (ii) a warrant certificate to purchase up to 3,000,000 shares of common stock at an exercise price of $1.00 per warrant share until May 14, 2022. Under the warrant certificate, the exercise price is subject to customary downward adjustments. As of June 30, 2021 the Company has repaid principal $2,800,000 plus interest of $56,472 on the Secured Note.

Additionally, Energy Evolution Ltd, provided an Unsecured Convertible Note in the principal balance of $1,500,000 (See Note 11). The funds received by the Company in connection with the issuance of the Unsecured Convertible Notes were used to pay a performance bond required in connection with the XTO acquisition. Energy Evolution Ltd. has converted its Unsecured Convertible Note to 1,200,000 shares of the Company’s common stock as of June 30, 2021.

Energy Evolution, Ltd also purchased 600,000 shares of the Company’s common stock in May, 2021 which had been offered as an inducement to purchase the Unsecured Convertible Notes (See Note 10).

Concurrent with the acquisition and financing of the XTO assets (See Note 7), the Company made an investment in Energy Evolution Fund LP, an affiliate of Energy Evolution Ltd, a related party, in the amount of $1,250,000 (See Note 3). The investment was mutually terminated on August 19, 2021 (See Note 17).

15.     SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental Cash Flow Information for the six months ended June 30, 2021 and 2020:

	2021	2020

Cash Paid for Interest	$469,638	$306,333

Non-cash Investing and Financing Activities:
Non-cash Additions to Asset Retirement Obligations	$6,117,709	$9,508,484

Unsecured Convertible Note conversion	$1,500,000	$—

Purchases of oil and natural gas properties and deposits in accounts and notes payable, royalty suspense, and contingent payable to seller	$290,325	$2,569,863

Note payable issued - PIE Agreement (see Note 8)	$147,686	$—

Equipment purchased utilizing notes payable	$199,226	$—

Forgiveness of PPP loan	$160,700	$—

Shares and warrants issued for Secured Convertible Note	$4,594,500	$—

16.     COMMITMENTS AND CONTINGENCIES

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

The Company is subject to extensive federal, state and local environmental laws and regulations. These laws, among other things, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites.  Management believes no materially significant liabilities of this nature existed as of June 30, 2021.

On March 22, 2021 the Company, through its wholly owned subsidiary, Empire ND Acquisitions, LLC, entered into a purchase and sale agreement with 31 Group, LLC to acquire among other things, certain oil and gas properties in North Dakota. The purchase price was $900,000, payable one year from the closing date, and is reduced by certain expenses which the Company might incur relating to the properties or assessment of certain wells as uneconomic for up to one year from the closing date. Prior to filing the assignment and the transfer of operatorship of the wells, Empire received notice of a temporary restraining order issued by the District Court in Rockwall County, Texas enjoining 31 Group from transferring any assets to Empire. The Company and 31 Group, LLC negotiated a termination agreement which was signed July 22, 2021 which returned both parties to their pre-Agreement position.

17.     SUBSEQUENT EVENTS

On July 7, 2021 the Company entered into the Fourth Amendment to its Senior Revolver Loan Agreement (“the Amended Agreement”) with CrossFirst Bank (“CrossFirst”). The Amended Agreement revolver extends the maturity of the loan to March 27, 2024 and provides a commitment amount of $7,980,000 which is reduced by $300,000 each calendar quarter beginning September 30, 2021. Beginning September 30, 2021, the Amended Agreement requires the Company maintain commodity derivatives at certain thresholds based on projected production and to maintain certain covenants including an EBITDAX to interest expense of at least 3:1 and funded debt to EBITDAX of 5:1 on a trailing twelve-month basis.

On July 22, 2021 the Company and 31 Group, LLC entered into a Mutual Termination Agreement which terminated the purchase and sale agreement of March 22, 2021 between the companies. (See Note 16).

On August 19, 2021 the Company entered into a Mutual Termination Agreement with the Energy Evolution Fund, LP to terminate and rescind the Company’s $1,250,000 investment in the Energy Evolution Fund, LP (See Note 3). The proceeds from the recission were applied to the outstanding balance of the Secured Convertible Note Payable (See Note 11).

Between July 1, 2021 and August 23, 2021 warrants to purchase 571,429 shares of the Company’s common stock were exercised. The Company realized $285,714 from the exercise. In addition, options to purchase 700,000 shares of the Company’s common stock were exercised.

On August 18, 2021 the Board of Directors of the Company approved the compensation plan for non-employee members of the Company’s Board of Directors. Under the plan, each non-employee Director will receive a Board fee of $80,000 and 120,000 shares of the Company’s common stock, which vests on December 31, 2021.

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

The following table sets forth a summary of our production and operating data for the three month periods ended June 30, 2021 and 2020. Because of normal production declines, increased or decreased drilling activities, fluctuations in commodity prices and the effects of acquisitions or divestitures, the historical information presented below should not be interpreted as being indicative of future results.

	Three months ended June 30,		Six months ended June 30,

	2021	2020	2021	2020
Production and operating data:
Net Production volumes:
Oil (Bbl) (a)	66,358	38,176	106,285	74,060
Natural gas (Mcf) (b)	114,477	45,423	155,482	57,863
Natural gas liquids (Gal) (c)	775,951	—	899,543
Total (Boe) (d)	103,913	45,747	153,616	83,704

Average price per unit:
Oil (Bbl) (a)	$58.54	$36.63	$54.71	$43.45
Natural gas (Mcf) (b)	2.60	1.95	3.57	1.84
Natural gas liquids (Gal) (c)	0.55	—	0.53	—
Total (Boe) (d)	$44.34	$32.51	$44.54	$39.72

(a)	Bbl - One stock tank barrel, of 42 U.S. gallons liquid volume, used herein in reference to oil, condensate or natural gas liquids.
(b)	Mcf - One thousand cubic feet of natural gas.
(c)	Gal - One gallon of natural gas liquids.

(d)	Boe - One barrel of oil equivalent, a standard convention used to express oil and natural gas volumes on a comparable oil equivalent basis. Natural gas equivalents are determined under the relative energy content method by using the ratio of 6.0 Mcf of natural gas to 1.0 Bbl of oil or condensate.

	Three months ended June 30,		Six months ended June 30,

	2021	2020	2021
Operating costs and expenses per Boe:
Oil and natural gas production	$22.26	$15.82	$24.29	$26.16
Production taxes	$4.03	$1.32	$3.83	$1.73
Depreciation, depletion, amortization and accretion	$8.04	$16.26	$8.47	$13.27
Impairment of oil and natural gas properties	$—	$—	$—	$9.56
General and administrative	$30.99	$41.85	$26.86	$29.19

THREE-MONTH PERIOD ENDED JUNE 30, 2021 COMPARED TO THREE-MONTH PERIOD ENDED JUNE 30, 2020.

For the three months ended June 30, 2021 and 2020, revenues from oil, natural gas, and other products sales were $ 4,901,464 and $994,529 respectively. In 2020, due to COVID and other economic factors, prices of oil and natural gas declined, resulting in the Company reducing volumes produced. In 2021, the Company included revenue from the XTO properties for a portion of the period, which were not owned in 2020.

Operating expenses, production taxes, depreciation and depletion and amortization and accretion increased to $3,567,101 cumulatively for the three months ended June 30, 2021 from $1,527,715 for the same period in 2020. The increase was primarily due to increased production due to the addition of the XTO properties for a portion of the period in 2021.

Net realized and unrealized gain (loss) on derivatives decreased to $(182,034) for the three months ended June 30, 2021, from $(402,374) in the same period 2020 due primarily to increases in oil prices in 2021 and decreases in oil prices during the same period in 2020, respectively, for those contracts in existence at that date.

General and administrative expenses increased by $1,305,698 to $3,220,104 for the three months ended June 30, 2021, from $1,914,406 for the same period in 2020. The increase was primarily due to an increased number of employees and professional fees related to the XTO asset acquisitions in 2021 and the $989,115 “right to buy” expense in conjunction with the issuance of the unsecured convertible notes.

Interest expense was $2,768,606 and $123,219 for the three months ended June 30, 2021 and 2020, respectively. The increase in interest expense of $2,645,387 resulted primarily from interest and amortization of debt issue costs for the convertible notes issued in 2021 ($2,611,221 for the three months ended June 30, 2021).

For the reasons discussed above, the previous period net loss increased by $2,298,780 from $(2,973,185) for the three months ended June 30, 2020 to net loss of $(5,271,965) for the three months ended June 30, 2021.

SIX-MONTH PERIOD ENDED JUNE 30, 2021 COMPARED TO SIX-MONTH PERIOD ENDED JUNE 30, 2020

For the six months ended June 30, 2021 and 2020, revenues from oil, natural gas, and other products sales were $ 7,357,922 and $2,308,929 respectively.  In the second quarter of 2020, due to COVID and other economic factors, prices of oil and natural gas declined, resulting in the Company reducing volumes produced. In 2021, the Company included revenue from the XTO properties for a portion of the period, which were not owned in 2020 and the Pardus assets for all of 2021 which were only owned for a portion of the 2020 period.

Operating expenses, production taxes, depreciation and depletion and amortization and accretion increased to $5,619,948 for the six months ended June 30, 2021 from $3,444,600 for the same period in 2020. The increase was primarily due to increased production due to the addition of the XTO properties for a portion of the period in 2021 which were not owned in 2020 and the production from the Pardus assets for the full period in 2021 compared to only a portion of the same period in 2020.

Impairment of oil and natural gas properties expense decreased to $-0- for the six months ended June 30, 2021 from $800,452 for the same period in 2020. The decrease was due to the change in market prices for oil and natural gas in 2021.

Loss on derivatives increased to $(539,949) for the six months ended June 30, 2021, from a gain of $2,106,671 in the same period 2020 due to an increase in oil prices since the agreements were entered into, or since December 31, 2020 and 2019 respectively, for those contracts in existence at that date, to the date of maturity or the balance sheet date. Additionally, the Company had fewer derivative contracts in 2021.

General and administrative expenses increased by $1,682,759 to $4,126,149 for the six months ended June 30, 2021, from $2,443,390 for the same period in 2020. The increase was primarily due to an increased number of employees and professional fees related to the XTO asset acquisitions in 2021 and the $989,115 “right to buy” expense in conjunction with the issuance of the unsecured convertible notes. In 2020, expenses included the $725,000 allowance for the acquisition deposit on the Ovintiv properties.

Interest expense was $2,905,434 and $256,088 for the six months ended June 30, 2021 and 2020, respectively. The increase in interest expense of $2,649,346 resulted primarily from interest and amortization of debt issue costs for the convertible notes in 2021 ($2,611,221 for the six months ended June 30, 2021).

For the reasons discussed above, the previous period net loss increased by $4,883,972 from $(1,385,170) for the six months ended June 30, 2020 to net loss of $(6,269,142) for the six months ended June 30, 2021.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

As of June 30, 2021, the Company had $1,016,877 of cash. The Company expects to incur costs related to future oil and natural gas acquisitions for the foreseeable future. It is expected that management will attempt to raise additional capital for future investment opportunities and working capital (See Note 1).

OUTLOOK

See Notes 5, 6 and 9 to the financial statements for information regarding the purchase and development agreements the Company entered into in 2020 and 2021 to purchase and develop existing oil and natural gas properties and mineral interests. The Company is also actively pursuing the acquisition of other operated and non-operated oil and natural gas properties. It is anticipated that such acquisitions will be financed through equity or debt transactions.

Lower oil and natural gas prices present challenges to our industry and our Company. The economic impact of the COVID-19 pandemic have caused oil price volatility in 2020. In the first three quarters of 2020, gains on settled derivatives offset a large portion of the impact of the recent decline in prices and slower production, and we currently have derivative positions in place for a portion of our expected remaining 2021 production. There can be no assurance that we will be able to add derivative positions to cover the remainder of our expected production at favorable prices.

The Impact of COVID-19 on Our Business

In 2020, there was a global outbreak of COVID-19 which has resulted in changes in global supply and demand of certain mineral and energy products.

Decreased transportation, manufacturing and general economic activity levels prompted by COVID-19 and related governmental and societal actions reduced the demand for oil-based products such as gasoline, jet fuel and other refined products, which prompted purchasers of oil and condensate to reduce purchase levels. These situations led to production greater than storage capacity at some points during the year. To the extent that this decreased demand for our commodities continues and our margins are not at acceptable levels or storage for our production is not available, we may have to reduce production from or completely shut-in portions of our currently producing wells. The inability to sell our production or the decision to potentially reduce or shut in our production could materially and adversely affect our operating results and our ability to comply with the financial covenants under our Credit Facility.

There is uncertainty around the continuing extent and duration of the disruption. The degree to which the COVID-19 pandemic or any other public health crisis adversely impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, its impact on the economy and market conditions, and how quickly and to what extent normal economic and operating conditions can resume. Therefore, while we expect this matter will likely continue to disrupt our operations, the degree of the adverse financial impact cannot be reasonably estimated at this time

FORWARD-LOOKING INFORMATION

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

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4.   CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation under the supervision of the Company's President (and principal financial officer) of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rules 13a - 15(e) and 15d - 15(e). Based on this evaluation, the Company's President (and principal financial officer) has concluded that the disclosure controls and procedures as of the end of the period covered by this report are not effective. As described in the Company‘s Annual Report on Form 10-K filed with the Securities and Exchange commission (the “SEC”) on March 31, 2021, our Chief Executive Officer and President (principal financial officer) concluded that, as of December 31, 2020, our reporting and disclosure controls and procedures were not effective at a reasonable assurance level as we do not have sufficient resources in our accounting function, which restricts the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner. In addition, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. The Company engaged a financial consultant during the first quarter to assist with the evaluation of its disclosure controls and procedures and will continue to perform additional analysis and procedures to implement appropriate disclosure controls and procedures. Notwithstanding the assessment that our disclosure controls and procedures were not effective, we believe that our condensed consolidated financial statements fairly present our consolidated financial position, results of operations and cash flows for the periods thereby covered in all material respects.

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

101	Financial Statements for Inline XBRL format (submitted herewith).

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Empire Petroleum Corporation

Date: August 23, 2021	By:	/s/ Michael R. Morrisett
Michael R. Morrisett
President
(principal financial officer)

Date: August 23, 2021	By:	/s/ Thomas Pritchard
Thomas Pritchard
Chief Executive Officer

EXHIBIT INDEX

NO.	DESCRIPTION

31.1	Certification of Thomas Pritchard, Chief Executive Officer, pursuant to Rules 13a - 14 (a) and 15(d) - 14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(1) (31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

31.2	Certification of Michael R. Morrisett, President (principal financial officer), pursuant to Rules 13a - 14 (a) and 15(d) - 14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(1) (31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.1	Certification of Thomas Pritchard, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.2	Certification of Michael R. Morrisett, President (principal financial officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

101	Financial Statements for Inline XBRL format (submitted herewith).

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)