Form 10-Q
period 2021-09-30
EMPIRE PETROLEUM CORP
filed 2021-11-15
CIK 887396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: September 30, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from: ____________to ____________

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

The number of shares of the registrant's common stock, $0.001 par value, outstanding as of September 30, 2021 was 74,323,764.

EMPIRE PETROLEUM CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

EMPIRE PETROLEUM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2021	December 31, 2020

ASSETS
Current Assets:
Cash	$3,187,509	$157,695
Accounts Receivable	6,817,718	1,251,634
Unrealized Gain on Oil and Natural Gas Derivatives, Current	41,558	—
Oil Inventory	1,531,063	531,309
Prepaids	166,225	281,895
Total Current Assets	11,744,073	2,222,533

Property and equipment:
Oil and Natural Gas Properties, Successful Efforts	45,340,347	22,711,445
Less: Accumulated Depreciation, Depletion and Impairment	(17,081,053)	(15,148,444)
	28,259,294	7,563,001
Other Property and Equipment, Net	1,285,759	662,017
Total Property and Equipment, Net	29,545,053	8,225,018

Unrealized Gain on Oil and Natural Gas Derivatives, Noncurrent	66,636	—
Sinking Fund (Note 5)	4,330,000	—
Other Assets	956,542	802,050

Total Assets	$46,642,304	$11,249,601

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$4,264,495	$1,937,743
Accrued Expenses	4,233,800	2,697,831
Unrealized Loss on Oil and Natural Gas Derivatives	—	5,749
Contingent Payment	—	40,000
Current Portion of Lease Liability	166,453	89,769
Current Portion of Long-term Notes Payable, Net of Discount	1,253,038	1,301,618
Total Current Liabilities	9,917,786	6,072,710

Long-Term Notes Payable	6,515,455	7,719,703
Long Term Notes Payable to Related Party, Net of Discount	2,964,930	—
Embedded Conversion Option	2,017,287	—
Long Term Lease Liability	680,784	534,009
Asset Retirement Obligations	20,815,924	15,364,217
Total Liabilities	42,912,166	29,690,639

Commitments and Contingencies (Note 14)

Stockholders' Equity (Deficit):
Common Stock - $.001 Par Value 150,000,000 Shares Authorized,
74,323,764 and 24,892,277 Shares Issued and Outstanding, Respectively	74,323	24,892
Common Stock Subscribed	(97,388)	—
Additional Paid-in Capital	54,366,951	22,152,451
Accumulated Deficit	(50,613,748)	(40,618,381)
Total Stockholders' Equity (Deficit)	3,730,138	(18,441,038)

Total Liabilities and Stockholders' Equity (Deficit)	$46,642,304	$11,249,601

See accompanying notes to unaudited condensed consolidated financial statements

EMPIRE PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue:
Oil Sales	$7,761,584	$1,470,345	$13,882,077	$3,644,634
Natural Gas Sales	855,507	81,562	1,536,569	167,095
Natural Gas Liquids Sales	1,439,799	—	1,913,191	—
Other Revenue	71,043	93,496	154,018	142,603
Net Realized and Unrealized Gain (Loss) on Derivatives	(32,271)	(103,166)	(572,220)	2,003,505
Total Revenue	10,095,662	1,542,237	16,913,635	5,957,837

Costs and Expenses:
Operating	3,597,124	1,286,598	7,328,066	3,476,088
Taxes - Production	678,295	88,630	1,266,808	233,158
Depletion, Depreciation & Amortization	1,279,534	254,114	2,025,407	1,008,699
Impairment of Oil and Natural Gas Properties	—	—	—	800,452
Accretion of Asset Retirement Obligation	327,018	275,713	881,638	631,710
General and Administrative	1,914,326	1,278,667	6,040,475	3,722,057

Total Cost and Expenses	7,796,297	3,183,722	17,542,394	9,872,164

Operating Income (Loss)	2,299,365	(1,641,485)	(628,759)	(3,914,327)

Other Income and (Expense):
Convertible Debt Modification Inducement Expense (Note 9)	(2,276,813)	—	(2,276,813)	—
Unrealized Gain on Embedded Conversion Option (Note 9)	689,215	—	92,931	—
Gain on Sale of Assets	—	125,000	—	1,268,760
Other Income	29,687	—	190,387	—
Interest Expense	(4,467,679)	(124,887)	(7,373,113)	(380,975)

Net Loss	$(3,726,225)	$(1,641,372)	$(9,995,367)	$(3,026,542)

Net Loss per Common Share, Basic & Diluted	$(0.06)	$(0.07)	$(0.19)	$(0.14)
Weighted Average Number of Common Shares Outstanding,
Basic & Diluted	66,242,822	23,469,200	53,113,367	21,971,947

See accompanying notes to unaudited condensed consolidated financial statements

EMPIRE PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

For the nine months ended September 30, 2021 and 2020

(UNAUDITED)

			Common	Additional
	Common Stock		Stock	Paid-In	Accumulated
	Shares	Par Value	Subscribed	Capital	Deficit	Total

Balances, December 31, 2020	24,892,277	$24,892	$—	$22,152,451	$(40,618,381)	$(18,441,038)

Net Loss	—	—	—	—	(997,180)	(997,180)

Warrants Exercised	23,628,185	23,628	—	3,325,424	—	3,349,052

Issuance of Common Stock and Warrants	8,995,458	8,995	(13,000)	3,139,655	—	3,135,650

Balances, March 31, 2021	57,515,920	57,515	(13,000)	28,617,530	(41,615,561)	(12,953,516)

Net Loss	—	—	—	—	(5,271,962)	(5,271,962)

Stock Compensation Expense	—	—	—	406,250	—	406,250

Warrants Exercised	5,445,714	5,446	13,000	3,968,411	—	3,986,857

Warrants Issued with Unsecured Convertible Notes	—	—	—	544,824	—	544,824

Unsecured Convertible Note Conversion	1,200,000	1,200	—	1,498,800	—	1,500,000

Right to Buy Issued with Unsecured Convertible Notes	—	—	—	989,115	—	989,115

Shares and Warrants Issued for Secured Convertible Note	1,500,000	1,500	—	4,593,000	—	4,594,500

Balances, June 30, 2021	65,661,634	65,661	—	40,617,930	(46,887,523)	(6,203,932)

Net Loss	—	—	—	—	(3,726,225)	(3,726,225)

Stock Options Exercised	838,715	839	(47,388)	93,936	—	47,387

Warrants Exercised	1,371,429	1,371	(50,000)	584,343	—	535,714

Shares and Warrants Issued with Amended Secured Convertible Notes	5,200,000	5,200	—	11,412,940	—	11,418,140

Unsecured Convertible Note Conversion	1,134,400	1,134	—	1,416,866	—	1,418,000

Shares Issued for Convertible Note Interest	117,586	118	—	240,936	—	241,054

Balances, September 30, 2021	74,323,764	74,323	(97,388)	54,366,951	(50,613,748)	3,730,138

See accompanying notes to unaudited condensed consolidated financial statements

			Common	Additional
	Common Stock		Stock	Paid-In	Accumulated
	Shares	Par Value	Subscribed	Capital	Deficit	Total

Balances, December 31, 2019	20,367,277	$20,367	$—	$18,823,926	$(23,782,948)	$(4,938,655)

Net Income	—	—	—	—	1,588,015	1,588,015

Conversion of Convertible Notes	1,025,000	1,025	—	101,475	—	102,500

Balances, March 31, 2020	21,392,277	$21,392	$—	$18,925,401	$(22,194,933)	$(3,248,140)

Net Loss	—	—	—	—	(2,973,185)	(2,973,185)

Stock Compensation Expense	—	—	—	406,250	—	406,250

Balances, June 30, 2020	$21,392,277	$21,392	$—	$19,331,651	$(25,168,118)	$(5,815,075)

Net Loss	—	—	—	—	(1,641,372)	(1,641,372)

Shares and Warrants Issued	3,500,000	3,500	—	521,500	—	525,000

Balances, September 30, 2020	$24,892,277	$24,892	$—	$19,853,151	$(26,809,490)	$(6,931,447)

See accompanying notes to unaudited condensed consolidated financial statements

EMPIRE PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2021	2020
Cash Flows From Operating Activities:
Net Loss	$(9,995,367)	$(3,026,542)

Adjustments to Reconcile Net Loss to Net Cash
Provided by (used in) Operating Activities:
Gain on Sales of Assets	—	(1,268,760)
Stock Compensation Expense	406,250	406,250
Stock Issued for Interest Expense Payment	241,054
Right to Buy Issuance Costs	989,115	—
Unrealized Gain on Embedded Conversion Option	(92,931)	—
Amortization of Discount on Convertible Notes	6,670,129	—
Convertible Debt Modification Inducement Expense	2,276,813	—
Amortization of Loan Issue Costs	14,587	43,758
Changes in Right of Use Assets, net	54,363	—
Depreciation, Depletion and Amortization	2,025,407	1,008,699
Impairment of Oil and Natural Gas Properties	—	800,452
Accretion of Asset Retirement Obligation	881,638	631,710
Cash paid to Ovintiv	—	(850,000)
Loss relating to Ovintiv Purchase Deposit	—	800,000
Forgiveness of Paycheck Protection Program Loan	(160,700)	—
Change in Operating Assets and Liabilities:
Accounts Receivable	(5,566,084)	(64,278)
Unrealized Gain on Oil and Natural Gas Derivative Instruments	(113,943)	(680,079)
Inventory	(681,208)	34,954
Prepaids	115,670	(88,474)
Other Assets	(6,807)	(181,600)
Accounts Payable	2,326,752	490,443
Accrued Expenses	1,245,653	(26,659)
Net Cash Provided By (Used In) Operating Activities	630,391	(1,970,126)

Cash Flows from Investing Activities:
Acquisition of Oil and Natural Gas Properties	(17,869,779)	(506,000)
Purchase of Other Fixed Assets	(508,571)	—
Sinking Fund Deposit	(4,330,000)	—
Proceeds From Sale of Oil and Natural Gas Properties	—	1,309,800
Net Cash Provided by (Used in) Investing Activities	(22,708,350)	803,800

Cash Flows from Financing Activities:
Proceeds from Debt Issued	19,599,850	925,700
Principal Payments of Debt	(5,546,738)	(150,000)
Proceeds from Stock and Warrant Issuance	11,054,661	525,000
Net Cash Provided by Financing Activities	25,107,773	1,300,700

Net Change in Cash	3,029,814	134,374

Cash - Beginning of Period	157,695	—

Cash - End of Period	$3,187,509	$134,374

See accompanying notes to unaudited condensed consolidated financial statements

EMPIRE PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

1.       BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Empire Petroleum Corporation ("Empire" or the "Company") have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, the results of operations, and the cash flows for the interim period are included. All adjustments are of a normal, recurring nature. Operating results for the interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

The information contained in this Form 10-Q should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2020 which are contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on March 31, 2021.

As of September 30, 2021, the Company had thirty-three employees. No independent Board members received compensation from the Company in the first nine months of 2020; in 2021 independent Board members were compensated $116,000 through September 30, 2021. Independent directors that remain seated at December 31, 2021 will receive 120,000 shares each of common stock, prorated for the portion of the year served. Beginning in calendar year 2022, Mssrs. Morrisett and Pritchard will each receive annual awards of 100,000 shares of common stock pursuant to their employment agreements.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation. The condensed consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries, Empire Louisiana, LLC ("Empire Louisiana"), Empire North Dakota, LLC ("Empire North Dakota"), Empire New Mexico, LLC (“Empire New Mexico”) d/b/a Green Tree New Mexico (“Green Tree”), Empire ND Acquisitions, LLC (“Empire ND Acquisitions”), Empire Texas, LLC (“Empire Texas”), and Pardus Oil & Gas Operating, LP (“Pardus”). All material intercompany balances and transactions have been eliminated.

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

Interim financial statements. The accompanying condensed consolidated financial statements of the Company have not been audited by the Company’s independent registered public accounting firm. In preparing the accompanying condensed consolidated financial statements, management has made certain estimates and assumptions that affect reported amounts in the condensed consolidated financial statements and disclosures of contingencies. Actual results may differ from those estimates. The results for interim periods are not necessarily indicative of annual results.

Certain disclosures have been condensed in or omitted from these condensed consolidated financial statements. Accordingly, these condensed notes to the condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Inventory. Inventory consists of oil in tanks which has not been delivered and is valued at the contract price to the buyer.

Convertible Debt. The Company accounts for conversion options embedded in a host instrument in accordance with ASC 815, Derivatives and Hedging (“ASC 815”). ASC 815 requires a reporting entity to bifurcate conversion options embedded in convertible debt and to account for them as a free-standing derivative when the embedded feature is not clearly and closely related to the host instrument and meets the definition of a derivative and does not qualify for the scope exception from derivative accounting.

The Company reviews the terms of convertible debt issued to determine whether there are embedded features, including embedded conversion options, which are required to be bifurcated and accounted for separately as a derivative. In circumstances where the host instrument contains more than one embedded derivative, including the conversion option, which is required to be bifurcated, the derivative instruments are accounted for as a single, compound derivative instrument.

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

Revenue recognition. The Company recognizes revenues from the sales of oil and natural gas to its customers and presents them aggregated on the Company’s condensed consolidated statements of operations. The Company enters into contracts with customers to sell its oil and natural gas production. Revenue on these contracts is recognized in accordance with the five-step revenue recognition model prescribed in ASC 606. Specifically, revenue is recognized when the Company’s performance obligations under these contracts are satisfied, which generally occurs with the transfer of control of the oil and natural gas to the purchaser. Control is generally considered transferred when the following criteria are met: (i) transfer of physical custody, (ii) transfer of title, (iii) transfer of risk of loss and (iv) relinquishment of any repurchase rights or other similar rights. Given the nature of the products sold, revenue is recognized at a point in time based on the amount of consideration the Company expects to receive in accordance with the price specified in the contract. Consideration under the oil and natural gas marketing contracts is typically received from the purchaser one to two months after production. At September 30, 2021, the Company had receivables related to contracts with customers of approximately $3,900,000 and joint interest billings of approximately $2,400,000.

Fair value measurements. The Financial Accounting Standards Board ("FASB") fair value measurement standards define fair value, establish a consistent framework for measuring fair value and establish a fair value hierarchy based on the observability of inputs used to measure fair value.

Impairment of oil and natural gas properties – The fair value of proved and unproved oil and natural gas properties was measured using valuation techniques that convert the future cash flows to a single discounted amount. Significant inputs to the valuation of proved and unproved oil and natural gas properties include estimates of: (i) recoverable reserves; (ii) production rates; (iii) future operating and development costs; (iv) future commodity prices; and (v) a market-based weighted average costs of capital. The Company utilized a combination of the New York Mercantile Exchange ("NYMEX") strip pricing and consensus pricing to value the reserves, then applied various discount rates depending on the classification of reserves and other risk characteristics. For significant acquisitions, management utilized the assistance of a third-party valuation expert to estimate the value of the oil and natural gas properties acquired.

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

Financial instruments and other – The fair values determined for accounts receivable, accrued expenses and other current liabilities were equivalent to the carrying value due to their short-term nature.

Related Party Transactions. Transactions between related parties are considered to be related party transactions even though they may not be given accounting recognition. FASB ASC 850, Related Party Disclosures (“FASB ASC 850”) requires that transactions with related parties that would have influence in decision making shall be disclosed so that users of the financial statements can evaluate their significance. Related party transactions typically occur within the context of the following relationships: affiliates of the entity; entities for which investments in their equity securities is typically accounted for under the equity method by the investing entity; trusts for the benefit of employees; principal owners of the entity and members of their immediate families; management of the entity and members of their immediate families; and other parties that can significantly influence the management or operating policies of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

Risk Factors. In the event crude oil or natural gas prices decline significantly, there is the risk that, among other things:

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

The Company has a concentration of purchasers; however, should any of these relationships be extinguished, management believes that the Company could easily replace those purchasers with others in the areas in which the Company operates.

3.       INVESTMENT IN RELATED PARTY

Concurrent with the acquisition and financing of the XTO properties (See Notes 5 and 9), the Company made an investment in Energy Evolution Fund LP, an affiliate of Energy Evolution Ltd, a related party, in the amount of $1,250,000. The Energy Evolution Fund LP is a hedge fund focused on global petroleum and sustainable energy and is the lender under the Company’s Senior Secured Convertible Note Agreement, as well as the lender of a portion of the Unsecured Convertible Notes issued by the Company (See Note 9). The investment was mutually terminated on August 19, 2021. The proceeds from the termination were applied to the outstanding balance of the Senior Secured Convertible Note Payable.

4.       PROPERTY AND EQUIPMENT

On January 27, 2020, the Company purchased lease interests in approximately 4,936 acres in Montana for $500,000.

In February 2020, the Company in two transactions sold all of its interest in leases of approximately 337 acres in Montana for $1,160,400. The Company recognized a gain on the transactions of $1,143,760.

On April 6, 2020 the Company purchased oil and natural gas properties in Texas.

In May 2021 the Company purchased oil and natural gas properties in New Mexico (See Note 5).

NYMEX strip prices experienced significant volatility in 2020, resulting in a significant decrease in value of the Company’s economically recoverable proved oil and natural gas reserves. As such, the carrying amount of the Company’s proved oil and natural gas properties exceeded the expected undiscounted future net cash flows for certain leases, resulting in impairment charges against earnings of $800,452 for the nine months ended September 30, 2020. The Company did not recognize an impairment of proved oil and natural gas properties during the nine months ended September 30, 2021.

The aggregate capitalized costs of oil and natural gas properties as of September 30, 2021, are as follows:

Proved producing wells	$18,865,150
Proved undeveloped	2,232,358
Lease, well and gathering equipment	5,054,033
Asset retirement obligation	18,696,199
Unproved leasehold costs	492,607
Gross capitalized costs	45,340,347
Less: accumulated depreciation, depletion and impairment	(17,081,053)
$28,259,294

Other property and equipment consists of operating lease assets (See Note 10), vehicles, office furniture and equipment.

Other property and equipment, at cost	$1,514,322
Less: accumulated depreciation	(228,563)
Oher property and equipment, net	$1,285,759

5.       ACQUISITION OF XTO OIL AND NATURAL GAS PROPERTIES

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

The XTO acquisition has been assessed under the screen test for business combinations under FASB ASC 805, Business Combinations (“ASC 805”). The XTO acquisition met the screen test and has been accounted for as an asset acquisition using the acquisition method of accounting. Under the accounting for asset acquisitions, the acquisition is recorded using a cost accumulation and allocation model under which the cost of the acquisition is allocated on a relative fair value basis to the assets acquired and liabilities assumed. Acquisition-related transaction costs are capitalized as a component of the cost of the assets acquired.

As a condition of the sale, the Company purchased a $5,000,000 performance bond for the benefit of the seller for proper plugging, abandonment and restoration of the purchased properties. The performance bond is collateralized with a letter of credit in the amount of $3,750,000. To effect the letter of credit, the Company entered into a Promissory Note Agreement with Bank of Oklahoma, NA in the amount of $3,750,000 which is due on demand with an interest rate established by the Bank, currently at 4%. The Promissory Note, and associated letter of credit, is collateralized with a bank certificate of deposit in a corresponding amount. In addition, the Company is required to deposit $100,000 per month, up to $1,250,000, into a sinking fund to be held by the surety.  Subsequent amendments increased the monthly payment amounts to $160,000 in response to additional bonding requested by the State of New Mexico.

The following table sets forth the Company’s preliminary purchase price allocation:

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

The value of oil and gas properties was based on an allocation of the purchase price which included assignment of values to the other identifiable assets acquired and liabilities assumed. The value of inventory, vehicles, and royalty suspense was based on their relative fair values as described above.

The fair value of asset retirement obligations are included in proved oil and natural gas properties with a corresponding liability in the table above. The fair value was determined based on a discounted cash flow model, which included assumptions of the estimated current abandonment costs, discount rate, inflation rate and timing associated with the incurrence of these costs.

6.       JOINT DEVELOPMENT AGREEMENT

On August 6, 2020 the Company, through its wholly owned subsidiary, Empire Texas, entered into a joint development agreement (the “JDA”) with Petroleum & Independent Exploration, LLC and related entities (“PIE”), a related party (See Note 12), dated August 1, 2020. Under the terms of the JDA, PIE will perform recompletion or workover on specified mutually agreed upon wells (“Workover Wells”) owned by Empire Texas. To fund the work, PIE entered into a term loan agreement with Empire Texas dated August 1, 2020, whereby PIE will loan up to $2,000,000, at an interest rate of 6% per annum, maturing August 7, 2024 unless terminated earlier by PIE. Proceeds of the loan will be used for recompletion or workover of the Workover Wells. As of September 30, 2021 approximately $464,000 has been advanced from the loan and is included in Long Term Notes Payable on the Condensed Consolidated Balance Sheet. As part of the JDA, Empire Texas will assign to PIE a combined 85% working and revenue interest in the Workover Wells; an assignment was completed in October 2020 for the initial three Workover Wells. Of the assigned interest, 70% working and revenue interest will be used to repay the obligations under the term loan agreement. Once the term loan is repaid, PIE will reassign a 35% working and revenue interest to Empire Texas in each of the Workover Wells and retain a 50% working and revenue interest (See Note 8). Activity resulting from the JDA is being treated as a conveyance.

In addition, PIE and Empire entered into a Securities Purchase Agreement (“Securities Agreement”) whereby PIE purchased for $525,000 (a) 3,500,000 shares of Empire common stock, (b) warrants to purchase 2,625,000 shares of Empire common stock at an exercise price of $0.20 per share, (c) warrants to purchase 1,800,000 shares of Empire common stock at an exercise price of $0.25 per share, (d) warrants to purchase 8,136,518 shares of Empire common stock at an exercise price of $0.10 per share, and (e) warrants to purchase up to 11,066,667 shares of Empire common stock at an exercise price of $0.141 per share, pursuant to various vesting provisions as detailed in the Securities Agreement. On March 11, 2021 the Company amended the Securities Agreement to remove the vesting provisions for the warrants and PIE exercised all of its warrants for an aggregate exercise price of $3,349,052 (See Note 11).

7.       COMMODITY DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses derivative financial instruments to manage its exposure to commodity price fluctuations. Commodity derivative instruments are used to reduce the effect of volatility of price changes on the oil and natural gas the Company produces and sells. The Company does not enter into derivative financial instruments for speculative or trading purposes. The Company’s derivative financial instruments consist of put options.

The Company does not designate its derivative instruments to qualify for hedge accounting. Accordingly, the Company reflects changes in the fair value of its derivative instruments in its condensed consolidated statements of operations as they occur. Unrealized gains and losses related to the contracts are recognized and recorded as an asset or liability on the Company’s condensed consolidated balance sheets.

The following table summarizes the net realized and unrealized amounts reported in earnings related to the commodity derivative instruments for the three and nine months ended September 30, 2021 and 2020:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Gain (loss) on derivatives:
Oil derivatives	$112,183	$(103,166)	$(427,766)	$2,003,505
Natural gas derivatives	(144,454)	—	(144,454)	—
Total	$(32,271)	$(103,166)	$(572,220)	$2,003,505

The following represents the Company’s net cash receipts from (payments on) derivatives for the three and nine months ended September 30, 2021 and 2020:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net cash received (payments made) on derivatives
Oil derivatives	$(177,736)	$279,533	$(541,709)	$1,323,426
Natural gas derivatives	(144,454)	—	(144,454)	—
Total	$(322,190)	$279,533	$(686,163)	$1,323,426

The following table sets forth the Company’s outstanding derivative contracts at September 30, 2021.

4th Quarter
2021
WTI Index Put Options:
Quarterly volume (MBbl)	20.68
Floor Price (Bbl)	$40.00

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2022
WTI Index Put Options:
Quarterly volume (MBbl)	20.56	20.43	20.32	15.72
Floor Price (Bbl)	$40.00	$40.00	$40.00	$40.00

	1st Quarter	2nd Quarter
2023
WTI Index Put Options:
Quarterly volume (MBbl)	13.40	4.45
Floor Price (Bbl)	$40.00	$40.00

8.       DEBT

The following table represents the Company’s outstanding debt.

	September 30, 2021	December 31, 2020

Senior Revolver Loan Agreement	$7,369,500	$8,124,000

2020 SBA Paycheck Protection Program Loan	—	160,700

2021 SBA Paycheck Protection Program Loan	106,850	—

Unsecured Promissory Note – Pardus	—	378,000

PIE Joint Development Agreement Loan, Related Party	463,569	315,273

Various Vehicle and Equipment Loans	295,567	57,935

Secured Convertible Note, Related Party (See Note 9)	5,700,000	—

Total Debt	13,935,486	9,035,908

Unamortized Debt Issue Costs	—	(14,587)

Unamortized Discount	(3,202,063)	—

Total Debt, Net of Debt Issue Costs and Unamortized Discount	10,733,423	9,021,321

Less current maturities	1,253,038	1,301,618

Total Long-Term Debt	$9,480,385	$7,719,703

On July 7, 2021 the Company entered into the Fourth Amendment to its Senior Revolver Loan Agreement (“the Amended Agreement”) with CrossFirst Bank (“CrossFirst”). The maximum amount that can be advanced under the Agreement is $20,000,000 and the existing commitment amount is $7,980,000 which is reduced by $300,000 per calendar quarter beginning September 30, 2021 and includes interest at Wall Street Journal Prime plus 150 basis points (4.75% as of September 30, 2021). The Amended Agreement matures on March 27, 2024. Collateral for the loan is a lien on all of the assets of Empire Louisiana and Empire North Dakota, wholly owned subsidiaries of the Company, Empire Louisiana and Empire North Dakota, and a first priority mortgage lien, pledge of and security interest in not less than 80% of Empire Louisiana’s and Empire North Dakota’s producing oil, gas and other leasehold and mineral interests. The Amended Agreement requires the Company maintain commodity derivatives at certain thresholds based on projected production and, beginning March 31, 2021, to maintain certain covenants including an EBITDAX to interest expense of at least 3:1 and funded debt to EBITDAX of 6:1 on a trailing twelve-month basis and reducing quarterly to 4:1 as of March 31, 2022 and thereafter. As of September 30, 2021, the Company has an outstanding loan balance of $7,369,500 under the Amended Agreement. The current maturities of the Amended Agreement is $1,200,000. The Company was in compliance with the loan covenants at September 30, 2021.

On April 1, 2020, in conjunction with the purchase of assets from Pardus Oil & Gas, LLC, the Company entered into an unsecured promissory note agreement with the seller in the amount of $378,000. The note was payable in one installment on April 1, 2021 and bore interest at the one-year LIBOR rate. The note was paid on April 1, 2021.

On May 5, 2020, the Company received an SBA Payroll Protection Plan (“PPP”) loan for $160,700. The loan was scheduled to mature on May 5, 2022 and had an interest rate of 1%. In June, 2021 the Company was informed that the SBA had forgiven the entire loan balance.

In August 2020, concurrent with the Joint Development Agreement with Petroleum and Independent Exploration, LLC (“PIE”), a related party, the Company entered into a term loan agreement dated August 1, 2020, whereby PIE will loan up to $2,000,000, at an interest rate of 6% per annum, maturing August 7, 2024 unless terminated earlier by PIE. The loan proceeds will be used for recompletion or workover of certain designated wells. In addition, the Company assigned a 70% working and revenue interest to PIE in the designated wells which will be applied to repayment of the loan. As of September 30, 2021, $463,569 has been advanced from the PIE loan (See Note 6).

On April 30, 2021 the Company received a Second Draw SBA Payroll Protection Plan (“PPP”) loan for $106,850. The loan was scheduled to mature on April 30, 2026 and has an interest rate of 1%. In October 2021 the Company was informed that the SBA had forgiven the entire loan balance (See Note 15).

9.       CONVERTIBLE NOTES PAYABLE

On May 14, 2021, the Company’s wholly owned subsidiary, Empire New Mexico entered into a Senior Secured Convertible Note Agreement (the “Secured Note”) in the amount of $16,250,000 with Energy Evolution Master Fund, Ltd., a related party (“Energy Evolution”) (See Note 12). The Secured Note is collateralized by all assets of Empire New Mexico, matures on December 31, 2021 and bears an interest rate of 3.8%. The Secured Note provides that up to 40% of the balance, together with accrued interest, can be converted into the Company’s common stock at the lesser of $1.25 per share or the offering price if the Company has a subsequent capital raise or an aggregate of 5,200,000 shares of common stock (without giving effect to any interest that may be converted). The conversion terms of the Secured Note were subject to further adjustments as defined in that agreement. The embedded conversion option has been bifurcated and accounted for separately as a derivative financial instrument. The separated derivative was initially recorded at fair value at the inception date and revalued as of September 30, 2021 resulting in a fair value of $5,530,677 and $5,437,746, respectively. On September 30, 2021, the existing bifurcated derivative liability was removed in connection with the Amended Secured Note as further discussed. The change in fair value for the three and nine months ended September 31, 2021 of $689,215 and $92,931 is recorded as Unrealized Gain on the Embedded Conversion Option in the Statements of Operations.

As partial consideration for the issuance of the Secured Note, Energy Evolution received a closing fee of 1,500,000 shares of the Company’s common stock and warrants to purchase three million shares of common stock for $1.00 per share which expire on May 14, 2022. The Company determined these were equity-classified financing instruments and the proceeds are allocated on a relative fair value basis between the debt, warrants, and common shares at issuance. At issuance, the discount associated with the Secured Note was $10,125,177; consisting of $5,530,677 relating to the embedded derivative liability, $1,500 and $2,773,500 in common stock and paid in capital, respectively, relating to the issuance of shares of the Company’s common stock, and $1,819,500 in paid in capital relating to the issuance of warrants to purchase common stock. The fair value of the warrants was determined using a Black-Scholes model. The warrants were exercised in 2021 and the Company received cash proceeds of $3,000,000. The discount associated with the Secured Note related to the embedded conversion liability and the issuance of the equity-classified financing instruments is amortized under the interest method and resulted in interest expense of $3,832,440 and $6,125,306 for the three and nine months ended September 30, 2021. Prior to amending the Secured Note in September 2021, the Company made principal payments totaling $4,050,000, inclusive of the application of the $1,250,000 proceeds from the termination of the investment in the Energy Evolution Fund LP (See Note 3).

On September 29, 2021 the parties entered into a Loan Modification Agreement (the “Amended Secured Note”) pursuant to which Energy Evolution exchanged $6,500,000 in principal under the Secured Note in exchange for 5,305,208 shares of common stock, warrants to purchase 2,000,000 shares of the Company’s common stock at $1.25 per share and amended certain terms of the remaining $5,700,000 of principal under the Secured Note. As amended, the remaining principal balance matures and becomes due on June 30, 2023 and upon maturity of the Amended Secured Note, Energy Evolution has the sole discretion to require cash settlement or to redeem the principal balance, together with accrued interest, in exchange for the Company’s common stock at $2 per share. Prior to maturity, interest accrues quarterly at 3.8% and Energy Evolution has the option to receive interest in common stock at $1.25 per share in lieu of cash.

Pursuant to the Amended Secured Note, the Company’s obligations with respect to a registration statement under the Secured Note were extended, the Company executed and delivered a Pledge and Security Agreement granting Energy Evolution a first priority perfected security interest in the Company’s membership interest in Empire New Mexico, d/b/a Green Tree New Mexico, the Company and Green Tree New Mexico agreed to use commercial reasonable best efforts to separate Green Tree New Mexico from the Company as an independent business on or before December 31, 2022 in a spin-off to stockholders of the Company. In accordance with ASC 470-20, the Company accounted for this exchange as an induced conversion based on the short period time of the offer was open and the substantive conversion feature offer. The Company accounted for the conversion of the debt instruments as an inducement by expensing the fair value of the instruments that were issued in excess of the original terms of the Secured Notes. The Company reduced the outstanding debt by $9,141,327, representing the face amount of the Secured Notes converted of $6,500,000, net of unamortized discount costs of $2,796,419, and the embedded conversion liability of $5,437,746. The Company recorded induced conversion expense of $2,276,813 representing the difference in fair value of the instruments exchanged, including the fair value of the warrants to purchase 2,000,000 shares of common stock at $1.25 per share. The embedded conversion option of the principal balance outstanding after the conversion and amendment, has been bifurcated and accounted for separately as a derivative financial instrument. The separated derivative was initially recorded at fair value of $2,017,287, with the amount recorded as a discount against the surviving Amended Secured Note balance and the derivative liability will be revalued on a quarterly basis. On September 30, 2021, 95,208 shares of common stock were issued as payment for the outstanding accrued interest on the Secured Note.

In May 2021 the Empire New Mexico entered into $3,243,000 of Unsecured Convertible Notes (the “Unsecured Notes”) with a group of accredited investors, including the Company’s related party Energy Evolution, constituting $1,500,000 of the total Unsecured Convertible Notes. The Unsecured Notes had a maturity of May 9, 2022 with a single payment and interest at 5%. The Unsecured Note holders had the ability to convert their notes to common stock of the Company at the lesser of $1.25 per share or the price per share offered by the Company if the Company has a future capital raise for an aggregate 2,594,400 shares of common stock (without giving effect to any interest that may be converted). At September 30, 2021 $2,918,000 of the Unsecured Notes have been converted into 2,334,400 shares of common stock of the Company and 22,378 shares of common stock have been issued as payment for accrued interest on the Unsecured Note. The remaining Unsecured Notes in the amount of $325,000 were repaid in September 2021.

The Company determined the embedded conversion features of the Unsecured Notes were equity-classified financing instruments. The fair value of the conversion feature was determined using a beneficial conversion model based on a 60-day weighted average stock price and the maximum number of shares to be received if converted. As issuance, the amount recorded to additional paid in capital was $544,824. The discount associated with these transactions is amortized under the interest method and resulted in interest expense of $254,876 and $544,824 for the three and nine months ended September 30, 2021, respectively.

As an inducement for investors to enter into the Unsecured Convertible Notes, the Company’s Chief Executive Officer and President collectively offered to each investor the right to purchase a number of shares of common stock equal to 40% of such investor’s principal balance under its Unsecured Convertible Note at $0.75 per share (the “right to buy”). Energy Evolution exercised its right to buy 600,000 shares of the Company’s common stock. In conjunction with the conversion of the Unsecured Notes, each of the Company’s Chief Executive Officer and President partially exercised a warrant and options to purchase 643,600 shares at an exercise price of $0.25 and $0.33 respectively. The Company determined that offering the “right to buy” shares resulted in an expense of $989,155 of the Company based on the fair value of contributions made by the Company’s Chief Executive Officer and President on its behalf. The fair value of the “right to buy” shares was determined using a Black-Scholes model. The expense is including in General and Administrative in the Condensed Consolidated Statement of Operations.

At September 30, 2021, there was a subscription receivable balance for stock purchased on September 29, 2021 by the Company’s Chief Executive Officer for which payment was not received until October 2021.

10.    LEASES

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

Right of use lease expense was $135,061 for the nine months ended September 30, 2021. Cash paid for right of use lease was $123,973 for the period.

Supplemental balance sheet information related to the right of use leases as of September 30, 2021:

Operating lease asset (included in Other Property and Equipment)	$820,755

Current portion of lease liability	$166,453
Long term lease liability	680,784

Total right of use lease liabilities	$847,237

The weighted average remaining term for the Company’s right of use leases is 3.8 years.

Maturities of lease liabilities as of September 30, 2021:

2021	$53,912
2022	235,983
2023	238,931
2024	239,644
2025	193,660
Thereafter	49,600
Total lease payments	1,011,730
Less imputed interest	(164,493)
Total lease obligation	$847,237

11.     EQUITY

Diluted Earnings per Share (“EPS”) gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses. As a result, if there is a loss from continuing operations, Diluted EPS is computed in the same manner as Basic EPS. At September 30, 2021 and 2020, the Company had 9,012,800 and 5,004,167 respectively, options outstanding that were not included in the calculation of earnings per share for the periods then ended. Such financial instruments may become dilutive and would then need to be included in future calculations of Diluted EPS. At September 30, 2021 and 2020, the outstanding options and convertible notes were considered anti-dilutive because the strike prices were above the market price and the Company has incurred operating losses year to date.

On April 3, 2019, the Board of Directors of the Company adopted the Empire Petroleum Corporation 2019 Stock Option Plan (the “Stock Option Plan”). The total number of shares of common stock that may be issued pursuant to stock options under the Stock Option Plan is ten million. Further, on April 3, 2019 the Company granted Mr. Pritchard and Mr. Morrissett each, options to purchase 2,500,000 shares of common stock of the Company at an exercise price of $0.33 per share. The options vested in three installments with 1,250,000 vesting immediately and 625,000 vesting each in April 2020 and April 2021. All of the options expire in April, 2029. The value allocated to the vested options was the fair value determined using the Black-Scholes option valuation with the following assumptions:  no dividend yield, expected annual volatility of 213%, risk free interest rate of 2.32% and an expected useful life of 5.375 years. The fair value of the vested options of $812,500 was recorded as compensation expense and allocated to Paid in Capital in 2019. In 2021 and 2020, the fair value of the options which vested in April of the respective year of $406,250 was recorded as compensation expense and allocated to Paid in Capital. All of the options were vested as of September 30, 2021.

On August 27, 2021, the Board of Directors of the Company adopted the Empire Petroleum Corporation 2021 Incentive Plan (the “Incentive Plan”). The total number of shares of common stock that may be issued pursuant to the Incentive Plan is three million. As of September 30, 2021 no grants have been made.

On August 7, 2020 concurrently with the Joint Development Agreement with Petroleum & Independent Exploration, LLC and related entities (“PIE”), the companies entered into a Securities Purchase Agreement (“Securities Agreement”) whereby PIE purchased for $525,000 (a) 3,500,000 shares of Empire common stock, (b) warrants to purchase 2,625,000 shares of Empire common stock at an exercise price of $0.20 per share, (c) warrants to purchase 1,800,000 shares of Empire common stock at an exercise price of $0.25 per share, (d) warrants to purchase 8,136,518 shares of Empire common stock at an exercise price of $0.10 per share, and (e) warrants to purchase up to 11,066,667 shares of Empire common stock at an exercise price of $0.141 per share pursuant to various vesting provisions as detailed in the Securities Agreement. The value allocated to the warrants was the fair value determined using the Black-Scholes option valuation with the following assumptions:  no dividend yield, expected annual volatility of 147%, risk free interest rate of .19% and an expected useful life of 4 years. The fair value of the warrants of $450,848 was allocated to paid in capital (See Note 6). On March 11, 2021 the Company amended the Securities Agreement to remove the vesting provisions for the warrants and PIE exercised the warrants for an aggregate exercise price of $3,349,052 (See Note 6).

During February and March 2021, the Company issued to a group of accredited investors 8,993,858 shares of its common stock and warrants to purchase 8,993,858 shares of its common stock for $.50 per share which expires on December 31, 2022. Proceeds from the sale were $3,147,850. The value allocated to the warrants was the fair value determined using the Black-Scholes option valuation with the following assumptions:  no dividend yield, expected annual volatility of 180%, risk free interest rate of .14% and an expected useful life of 21 months. The fair value of the warrants of $2,350,407 was allocated to Paid in Capital. For the nine months ended September 30, 2021, warrants for 2,518,743 shares of common stock have been exercised.

In connection with the purchase of XTO assets (See Note 5) the Company issued a Senior Secured Convertible Note due December 31, 2021, in the aggregate principal amount $16,250,000 (the “Secured Convertible Note”) to Energy Evolution Fund Ltd, a related party (See Note 9). As partial consideration for the issuance of the Secured Convertible Note, Empire issued to Energy Evolution Ltd (i) 1,500,000 shares of common stock along with (ii) a warrant certificate to purchase up to three million shares of common stock at an exercise price of $1.00 per Warrant Share until May 14, 2022. Under the warrant certificate, the exercise price is subject to customary downward adjustments. The value allocated to the common stock, conversion feature, and warrants was $10,125,177. In September, 2021 the Company and the Energy Evolution Master Fund, Ltd. entered into a Loan Modification Agreement (the “Amended Secured Notes”) (See Note 9). Under the Amended Secured Notes, among other terms the Company issued a warrant certificate to purchase up to two million shares of common stock at an exercise price of $1.25 per Warrant Share until December 31, 2023. The exercise price is subject to customary downward adjustments.

Additionally, in conjunction with the purchase of XTO assets (See Note 5), the Company entered into $3,243,000 of Unsecured Convertible Notes (the “Unsecured Notes”) with a group of accredited investors. The Unsecured Notes had a maturity date of May 9, 2022 with a single payment and interest at 5% (See Note 7). The Unsecured Note holders had the ability to convert their notes to common stock of the Company at the lesser of $1.25 per share or the price per share offered by the Company if the Company has a future capital raise. At September 30, 2021 $2,918,000 of the Unsecured Notes have been converted into 2,334,400 shares of common stock of the Company. The remaining Unsecured Notes in the amount of $325,000 were repaid in September 2021 and no amounts remain outstanding or convertible. The fair value of the warrants of $544,824 was allocated to Paid in Capital.

On August 27, 2021 the Company’s Board of Directors recommended a one for four reverse stock split such that every holder of the Company’s common stock shall receive one share of Common Stock for every four shares owned. In addition, the Board recommended the Company to issue ten million shares of no-par value Preferred Stock. The majority of the stockholders, and the majority of the minority stockholders approved the recommendations. As of September 30, 2021 the Company has not made the reverse stock split effective, nor has it issued any Preferred Stock.

12.    RELATED PARTY TRANSACTIONS

The Energy Evolution Master Fund, Ltd. (“Energy Evolution”) is a related party of the Company as it beneficially owns approximately 23% of the Company’s outstanding shares of common stock as of September 30, 2021. Additionally, a board member of Energy Evolution was appointed to the Company’s board in October 2021. This board member separately beneficially owns approximately 18% of the Company’s outstanding shares of common stock as of September 30, 2021. The board member also is a majority owner of Petroleum & Independent Exploration, LLC and related entities (“PIE”). In October 2021 another Energy Evolution member was appointed to the Company’s board of directors.

In March 2021, the majority owner of PIE, through the exercise of warrants, became a significant shareholder of the Company’s outstanding shares of stock (See Note 9). The Company has a joint development agreement with PIE to perform recompletion or workover on specified mutually agreed upon wells (See Note 6). As of September 30, 2021, the Company has incurred obligations of $463,569 as a part of the joint development agreement (See Note 8).

The Company is a borrower from Energy Evolution under the secured and unsecured notes that were amended in the third quarter of 2021. These notes and the associated amendment resulted in the issuance of warrants and common stock to Energy Evolution (See Note 9).

13.    SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental Cash Flow Information for the nine months ended September 30, 2021 and 2020:

	2021	2020

Cash Paid for Interest	$975,944	$442,299

Non-cash Investing and Financing Activities:

Non-cash Additions to Asset Retirement Obligations	$6,117,709	$9,508,483

Unsecured Convertible Note conversion	$2,918,000	$102,500

Purchases of oil and natural gas properties and deposits in accounts and notes payable, royalty suspense, and contingent payable to seller	$290,325	$2,569,863

Note payable issued - PIE Agreement (See Note 8)	$148,296	$69,962

Equipment purchased utilizing notes payable	$259,945	$—

Forgiveness of PPP loan	$160,700	$—

Shares and warrants issued for Secured Convertible Note	$16,131,650	$—

14.    COMMITMENTS AND CONTINGENCIES

From time to time, the Company is subject to various legal proceedings arising in the ordinary course of business, including proceedings for which the Company may not have insurance coverage. While many of these matters involve inherent uncertainty, as of the date hereof, the Company does not currently believe that any such legal proceedings will have a material adverse effect on the Company’s business, financial position, results of operations or liquidity.

The Company is subject to extensive federal, state, and local environmental laws and regulations. These laws, among other things, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Management believes no materially significant liabilities of this nature existed as of September 30, 2021.

On March 22, 2021 the Company, through its wholly owned subsidiary, Empire ND Acquisitions, LLC, entered into a purchase and sale agreement with 31 Group, LLC to acquire among other things, certain oil and gas properties in North Dakota. The purchase price was $900,000, payable one year from the closing date, and is reduced by certain expenses which the Company might incur relating to the properties or assessment of certain wells as uneconomic for up to one year from the closing date. Prior to filing the assignment and the transfer of operatorship of the wells, Empire received notice of a temporary restraining order issued by the District Court in Rockwall County, Texas enjoining 31 Group from transferring any assets to Empire. The Company and 31 Group, LLC negotiated a termination agreement that was signed July 22, 2021 which returned both parties to their pre-Agreement position.

15.    SUBSEQUENT EVENTS

In October 2021 the Company was informed that the SBA had forgiven the entire loan balance of its $106,850 SBA Paycheck Protection Program (“PPP”) loan (See Note 8).

On October 29, 2021, the Company, through its newly formed wholly owned subsidiary Empire Northwest Shelf LLC entered into a Purchase and Sale Agreement dated October 22, 2021 with Rover Operating LLC and Rover Petroleum Properties, LLC (collectively, “Rover”) to purchase certain oil and gas leasehold and other property interests in the state of New Mexico for an initial purchase price of $1.1 million. The Company paid $110,000 in escrow fees on October 29, 2021. Closing is scheduled for December 8, 2021.

Effective October 8, 2021, the Board of Directors of the Company appointed Angela Baker as Chief Accounting Officer of the Company. As a condition of employment, Ms. Baker was issued 60,000 shares of common stock of the Company under the Company’s 2021 Stock and Incentive Compensation Plan which will vest over a period of three years in one-third increments on each anniversary of October 18, 2021.

On October 28, 2021, the Company filed a Form S-3 Registration Statement with the SEC utilizing a “shelf” registration process, which registration statement was declared effective by the SEC on November 5, 2021.  This registration statement provides the Company the ability to offer and sell from time to time up to $350.0 million of various equity securities of the Company, subject to market conditions and the Company’s capital needs.  This registration statement also registered the offer and resale from time to time by certain selling stockholders of the Company of up to 21,360,165 shares of common stock of the Company.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL TO ALL PERIODS

RESULTS OF OPERATIONS

The Company’s primary business is the exploration and development of oil and natural gas interests. The Company has incurred significant losses from operations, and there is no assurance that it will achieve profitability or obtain the funds necessary to finance its operations. For all periods presented, the Company’s effective tax rate is 0%. The Company has generated net operating losses since inception, which would normally reflect a tax benefit in the condensed consolidated statement of operations and a deferred asset on the condensed consolidated balance sheet. However, because of the current uncertainty as to the Company’s ability to achieve profitability, a valuation reserve has been established that offsets the amount of any tax benefit available for each period presented in the condensed consolidated statements of operations.

The following table sets forth a summary of our production and operating data for the three-and nine-month periods ended September 30, 2021 and 2020. Because of normal production declines, increased or decreased drilling activities, fluctuations in commodity prices and the effects of acquisitions or divestitures, the historical information presented below should not be interpreted as being indicative of future results.

	Three months ended September 30,		Nine months ended September 30,

	2021	2020	2021	2020
Production and operating data:
Net Production volumes:
Oil (Bbl) (a)	114,495	43,126	220,780	117,186
Natural gas (Mcf) (b)	224,118	70,875	379,600	128,738
Natural gas liquids (Gal) (c)	1,699,112	—	2,598,655	—
Total (Boe) (d)	192,303	54,938	345,920	138,648

Average price per unit:
Oil (Bbl) (a)	$64.98	$40.58	$59.80	$42.39
Natural gas (Mcf) (b)	3.82	1.44	4.05	1.62
Natural gas liquids (Gal) (c)	0.85	—	0.74	—
Total (Boe) (d)	$50.11	$33.72	$50.10	$37.34

(a)	Bbl - One stock tank barrel, of 42 U.S. gallons liquid volume, used herein in reference to oil, condensate, or natural gas liquids.
(b)	Mcf – One thousand cubic feet of natural gas
(c)	Gal – One gallon of natural gas liquid
(d)	c. Boe - One barrel of oil equivalent, a standard convention used to express oil and natural gas volumes on a comparable oil equivalent basis. Natural gas equivalents are determined under the relative energy content method by using the ratio of 6.0 Mcf of natural gas to 1.0 Bbl of oil or condensate.

	Three months ended September 30,		Nine months ended September 30,

	2021	2020	2021	2020
Operating costs and expenses per Boe:
Oil and natural gas production	$18.75	$23.42	$21.18	$25.07
Production taxes	$3.53	$1.61	$3.66	$1.68
Depreciation, depletion, amortization and accretion	$8.35	$4.63	$8.41	$7.28
Impairment of oil and natural gas properties	$—	$—	$—	$5.77
General and administrative	$9.95	$23.27	$17.46	$26.85

THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2021 COMPARED TO THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2020.

For the three months ended September 30, 2021 and 2020, revenues from oil, natural gas, and other products sales were $10,127,933 and $1,645,403 respectively. In 2020, due to COVID and other economic factors, prices of oil and natural gas declined, resulting in the Company reducing volumes produced. In 2021, the Company included revenue from the XTO properties for a portion of the period, which were not owned in 2020.

Operating expenses, production taxes, depreciation and depletion and amortization and accretion increased to $5,881,971 cumulatively for the three months ended September 30, 2021 from $1,905,055 for the same period in 2020. The increase was primarily due to increased production attributable to the addition of the XTO properties for a portion of the period in 2021.

Net realized and unrealized gain (loss) on derivatives decreased to $(32,271) for the three months ended September 30, 2021, from $(103,166) in the same period 2020 due primarily to the timing and type of contracts in existence at each quarter-end.

General and administrative expenses increased by $635,659 to $1,914,326 for the three months ended September 30, 2021, from $1,278,667 for the same period in 2020. The increase was primarily due to an increased number of employees and related to the XTO asset acquisition in 2021 and professional fees incurred as a result of filings in the third quarter.

Interest expense was $4,467,679 and $124,887 for the three months ended September 30, 2021 and 2020, respectively. The increase in interest expense of $4,342,792 resulted from interest and amortization of debt issue costs for the convertible notes issued in 2021.

For the reasons discussed above, the previous period net loss increased by $2,084,853 from $(1,641,372) for the three months ended September 30, 2020 to net loss of $(3,726,225) for the three months ended September 30, 2021.

NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2021 COMPARED TO NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2020

For the nine months ended September 30, 2021 and 2020, revenues from oil, natural gas, and other products sales were $17,485,855 and $3,954,332 respectively. In the second quarter of 2020, due to COVID and other economic factors, prices of oil and natural gas declined, resulting in the Company reducing volumes produced. In 2021, the Company included revenue from the XTO properties for the period from close (May 2021) through September 30, 2021and the Pardus assets for all of 2021 which were only owned for a portion of the 2020 period.

Operating expenses, production taxes, depreciation and depletion and amortization and accretion increased to $11,501,919 for the nine months ended September 30, 2021 from $5,349,655 for the same period in 2020. The increase was primarily due to increased production attributable to the XTO properties for the period from close (May 2021) through September 30, 2021and the Pardus assets for all of 2021 which were only owned for a portion of the 2020 period.

Impairment of oil and natural gas properties expense decreased to $-0- for the nine months ended September 30, 2021 from $800,452 for the same period in 2020. This change was primarily attributable to the change in market prices for oil and natural gas in 2021.

Loss on derivatives increased to $(572,220) for the nine months ended September 30, 2021, from a gain of $2,003,505 in the same period 2020 due to an increase in oil prices since the agreements were entered into, the types of contracts in existence at each period-end, and the time to the date of maturity or the balance sheet date.

General and administrative expenses increased by $2,318,418 to $6,040,475 for the nine months ended September 30, 2021, from $3,722,057 for the same period in 2020. The increase was primarily due to an increased number of employees and professional fees related to the XTO asset acquisitions in 2021 and the $989,115 “right to buy” expense in conjunction with the issuance of the unsecured convertible notes. In 2020, expenses included the $725,000 allowance for the acquisition deposit on the Ovintiv properties.

Interest expense was $7,373,113 and $380,975 for the nine months ended September 30, 2021 and 2020, respectively. The increase in interest expense of $6,992,138 resulted primarily from interest and amortization of debt issue costs for the convertible notes in 2021.

For the reasons discussed above, the previous period net loss increased by $6,968,825 from $(3,026,542) for the nine months ended September 30, 2020 to net loss of $(9,995,367) for the nine months ended September 30, 2021.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

The Company’s primary sources of short-term liquidity are cash and cash equivalents, net cash provided by operating activities, and issuance of debt and equity securities. The Company’s short- and long-term liquidity requirements consist primarily of capital expenditures, acquisitions of oil and natural gas properties, payments of contractual obligations, and working capital obligations. Funding for these requirements may be provided by any combination of the Company’s sources of liquidity. Although the Company expects that its sources of funding will be adequate to fund its 2021 liquidity requirements, no assurance can be given that such funding sources will be adequate to meet the Company’s future needs.

During the nine months ended September 31, 2021, the Company enhanced its liquidity position by modifying its senior secured notes and extending the maturity of these notes to June 30, 2023, with the combined objective of increasing liquidity, extending the Company’s debt maturities, and lowering the Company’s future cash interest expense on long-term debt.

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

Lower oil and natural gas prices present challenges to our industry and our Company. The economic impact of the COVID-19 pandemic has caused oil price volatility in 2020. In the first three quarters of 2020, gains on settled derivatives offset a substantial portion of the impact of the recent decline in prices and slower production, and we currently have derivative positions in place for a portion of our expected remaining 2021 production. Oil and gas prices have improved in 2021; there can be no assurance that these higher prices will remain at current levels in the future. There can be no assurance that we will be able to add derivative positions to cover the remainder of our expected production at favorable prices.

The Impact of COVID-19 on Our Business

In 2020, there was a global outbreak of COVID-19 which has resulted in changes in global supply and demand of certain mineral and energy products.

Decreased transportation, manufacturing and general economic activity levels prompted by COVID-19 and related governmental and societal actions reduced the demand for oil-based products such as gasoline, jet fuel and other refined products, which prompted purchasers of oil and condensate to reduce purchase levels. These situations led to production greater than storage capacity at certain points during the year. To the extent that this decreased demand for our commodities continues and our margins are not at acceptable levels or storage for our production is not available, we may have to reduce production from or completely shut-in portions of our currently producing wells. The inability to sell our production or the decision to potentially reduce or shut in our production could materially and adversely affect our operating results and our ability to comply with the financial covenants under our Credit Facility.

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

This Quarterly Report on Form 10-Q, including this section, includes certain statements that may be deemed "forward-looking statements" within the meaning of federal securities laws. All statements, other than statements of historical facts, which address activities, events, or developments that the Company expects, believes or anticipates will or may occur in the future, including future sources of financing and other possible business developments, are forward-looking statements. Such statements are subject to a number of assumptions, risks and uncertainties and could be affected by a number of distinct factors, including the Company’s failure to secure short and long-term financing necessary to sustain and grow its operations, increased competition, changes in the markets in which the Company participates and the technology utilized by the Company and new legislation regarding environmental matters. These risks and other risks that could affect the Company’s business are more fully described in reports the Company files with the SEC, including its Form 10-K for the year ended December 31, 2020. Actual results may vary materially from the forward-looking statements.

The Company undertakes no duty to update any of the forward-looking statements in this Form 10-Q.

MATERIAL RISKS

The Company has incurred significant losses from operations and there is no assurance that it will achieve profitability or obtain the funds necessary to finance continued operations.

Related Party Shareholder Concentration

Certain material related party transactions have resulted in concentrated ownership of the Company and could impact future operations.

Green Tree New Mexico Spin-off

One such instance of a potential future impact relates to the Company’s best efforts to spin-off to stockholders Green Tree New Mexico on or before December 31, 2022 (See Note 9). It is unknown how this would affect the Company’s liquidity should such a spin-off occur.

For other material risks, see the Company's Form 10-K for the year ended December 31, 2020, which was filed on March 31, 2021.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company conducted an evaluation under the supervision of the Company’s President (and principal financial officer) of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rules 13a - 15(e) and 15d - 15(e). Based on this evaluation, the Company’s President (and principal financial officer) has concluded that the disclosure controls and procedures as of the end of the period covered by this report are not effective. As described in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange commission (the “SEC”) on March 31, 2021, our Chief Executive Officer and President (principal financial officer) concluded that, as of December 31, 2020, our reporting and disclosure controls and procedures were not effective at a reasonable assurance level as we do not have sufficient resources in our accounting function, which restricts the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner. In addition, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. The Company engaged a financial consultant during the quarter to assist with the evaluation of its disclosure controls and procedures and will continue to perform additional analysis and procedures to implement appropriate disclosure controls and procedures. Notwithstanding the assessment that our disclosure controls and procedures were not effective, we believe that our condensed consolidated financial statements fairly present our consolidated financial position, results of operations and cash flows for the periods thereby covered in all material respects.

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

Empire Petroleum Corporation

Date: November 15, 2021	By:	/s/ Michael R. Morrisett
Michael R. Morrisett
President
(principal financial officer)

Date: November 15, 2021	By:	/s/ Thomas Pritchard
Thomas Pritchard
Chief Executive Officer

EXHIBIT INDEX

NO.	DESCRIPTION

31.1	Certification of Thomas Pritchard, Chief Executive Officer, pursuant to Rules 13a - 14 (a) and 15(d) - 14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(1) (31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

31.2	Certification of Michael R. Morrisett, President (principal financial officer), pursuant to Rules 13a - 14 (a) and 15(d) - 14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(1) (31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.1	Certification of Thomas Pritchard, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).
32.2

Certification of Michael R. Morrisett, President (principal financial officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

101	Financial Statements for XBRL format (submitted herewith).

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).