Form 10-K
period 2021-12-31
EMPIRE PETROLEUM CORP
filed 2022-03-31
CIK 887396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-K

_________________

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

 OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

_________________

Commission File Number 001-16653

EMPIRE PETROLEUM CORPORATION

(Exact name of registrant as specified in its charter)

_________________

delaware	73-1238709
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

2200 S. Utica Place, Suite 150   Tulsa, OK 74114
(Address of Principal Executive Offices)    (Zip Code)

Registrant's telephone number, including area code:  (539) 444-8002

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock $.001 par value	EP	NYSE American

Securities registered pursuant to 12(g) of the Act:

None

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

☐ Yes  ☑ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference by the average bid and asked price of such common equity as of the last business day of the registrant's most recently completed second fiscal quarter, was $78,937,171.

The number of shares of the registrant's common stock, $0.001 par value, outstanding as of March 15, 2022 was 19,855,107.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EMPIRE PETROLEUM CORPORATION

FORM 10-K

FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Additionally, forward-looking statements may be made orally or in press releases, conferences, reports, on the Company’s website or otherwise, in the future by us or on our behalf. Such statements are generally identifiable by the terminology used such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecasted,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “would” or other similar words, although not all forward-looking statements contain such identifying words.

By their very nature, forward-looking statements require management to make assumptions that may not materialize or that may not be accurate. Forward-looking statements are subject to known and unknown risks and uncertainties and other factors that may cause actual results, levels of activity and achievements to differ materially from those expressed or implied by such statements. Such factors include, among others: general economic conditions; management’s ability to execute the Company’s business plan; changes in oil, natural gas and natural gas liquids prices and the demand for oil, natural gas and natural gas liquids; the Company’s ability to replace reserves and efficiently develop current reserves; costs of operations; delays and other difficulties related to producing oil, natural gas and natural gas liquids; delays and other difficulties related to regulatory and governmental approvals and restrictions; availability of sufficient capital to execute management’s business plan, including from future cash flows, available borrowing capacity under revolving credit facilities and otherwise; management’s ability to make acquisitions on economically acceptable terms; management’s ability to integrate acquisitions; weather and environmental conditions; and the other factors discussed below and elsewhere in this Form 10-K and in other documents that we file with or furnish to the United States Securities and Exchange Commission (the “SEC”), all of which are difficult to predict. Factors that could cause results to differ materially from the results discussed in such forward-looking statements include:

-	the need for additional capital,
-	unforeseen engineering, mechanical or technological difficulties in working over wells,
-	operating hazards,
-	competition from other natural resource companies,
-	the fluctuations of prices for oil, natural gas, and natural gas liquids,
-	unanticipated reductions in the borrowing base under the credit agreement we are party to,
-	the availability of sufficient pipeline and other transportation facilities and equipment to carry our production to market and the impact of these facilities on our realized prices,
-	our ability to retain key members of senior management and key technical and financial employees,
-	the identification of and severity of adverse events and governmental responses to these or other environmental events,
-	future ESG compliance developments and increased attention to such matters which could adversely affect our ability to raise equity and debt capital,
-	the effect of our derivative activities,
-	impacts of world health events, including the coronavirus pandemic (“COVID-19”),
-	the effects of governmental and environmental regulation, and
-	general economic conditions and other risks described in the Company's filings with the Securities and Exchange Commission (the "SEC").

All forward-looking statements are expressly qualified in their entirety by the cautionary statements in this section and elsewhere in this Annual Report on Form 10-K. Other than as required by applicable securities laws, we do not assume a duty to update these forward-looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations, or otherwise. Readers should not pace undue reliance on these forward-looking statements. All forward-looking statements speak only as of the date of this report or, if earlier, as of the date they were made.

GLOSSARY OF CERTAIN OIL AND NATURAL GAS TERMS

The following are abbreviations and definitions of terms commonly used in the oil and natural gas industry and within this report.

Bbl – One barrel or 42 U.S. gallons liquid volume of oil or other liquid hydrocarbons.

Bcf – One billion cubic feet of natural gas.

Boe – Barrel of oil equivalent, determined using a ratio of six Mcf of natural gas equal to one barrel of oil equivalent. The ratio does not assume price equivalency and, given price differentials, the price for a barrel of oil equivalent for natural gas differs significantly from the price for a barrel of oil. A barrel of NGLs also differs significantly in price from a barrel of oil.

CG&A – Cawley, Gillespie & Associates, Inc.

DD&A – Depreciation, depletion and amortization.

ESG – Environmental, Social and Governance.

Field – An area consisting of a single reservoir or multiple reservoirs all grouped on or related to the same individual geological structural feature and/or stratigraphic condition.

LOE – Lease Operating Expense, a current period expense incurred to operate a well.

MBbls – One thousand barrels of crude oil or other liquid hydrocarbons.

MBoe – One thousand barrels of oil equivalent, determined using a ratio of six Mcf of natural gas equal to one barrel of oil equivalent.

MMBoe – One million barrels of oil equivalent, determined using a ratio of six Mcf of natural gas equal to one barrel of oil equivalent.

Mcf – One thousand cubic feet.

MMcf – One million cubic feet.

Net acres or net wells – The sum of the fractional working interests owned in gross acres or gross wells.

NGLs – Natural gas liquids measured in barrels. NGLs are made up of ethane, propane, isobutane, normal butane and natural gasoline, each of which have different uses and different pricing characteristics.

Operator – An oil and gas joint venture participant that manages the joint venture, pays venture costs, and bills the venture’s non-operators for their share of venture costs. The operator is also responsible to market all oil, gas, and NGL production, except for those non-operators who take their production in-kind.

OTCQB – The over-the-counter (OTC) market exchange for the middle tier of three marketplaces for trading OTC stocks.

Overriding Royalty Interest or ORRI – A royalty interest that is created out of the operating or working interest. Unlike a royalty interest, an overriding royalty interest terminates with the operating interest from which it was created or carved out of.

Plugging and abandonment or P&A – Refers to the sealing off of fluids in the strata penetrated by a well so that the fluids from one stratum will not escape into another stratum or to the surface.

Proved developed producing reserves or PDP – Reserves that can be expected to be recovered from existing wells and completions with existing equipment and operating methods.

PV-10 – The present value, discounted at 10% per annum, of future net revenues (estimated future gross revenues less estimated future costs of production, development, and asset retirement costs) associated with reserves and is not necessarily the same as market value. PV-10 does not include estimated future income taxes. Unless otherwise noted, PV-10 is calculated using the pricing scheme required by the SEC. PV-10 of proved reserves is calculated the same as the standardized measure of discounted future net cash flows, except that the standardized measure of discounted future net cash flows includes future estimated income taxes discounted at 10% per annum.

Royalty Interest or RI – The mineral owner’s share of production, free of costs, but subject to severance taxes unless the lessor is a government.

SEC – United States Securities and Exchange Commission.

Standardized Measure – The present value of estimated future net revenue to be generated from the production of proved reserves, determined in accordance with the rules and regulations of the SEC (using prices and costs in effect as of the date of estimation), less future development, production and income tax expenses, and discounted at 10% per annum to reflect the timing of future net revenue.

Undeveloped acreage – Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas regardless of whether such acreage contains proved reserves.

Working interest or WI – The ownership interest, generally defined in a JOA, that gives the owner the right to drill, produce and/or conduct operating activities on the property and share in the sale of production, subject to all royalties, overriding royalties and other burdens and obligates the owner of the interest to share in all costs of exploration, development operations and all risks in connection therewith.

Workover – Operations on a producing well to restore or increase production.

PART I

ITEM 1. BUSINESS.

In this Form 10-K, references to “Empire”, the “Company”, “we”, and “our” refer to Empire Petroleum Corporation and its wholly-owned subsidiaries, unless context indicates otherwise.

The Company uplisted from the OTCQB to the NYSE American effective March 8, 2022. Immediately prior to the listing, a reverse stock split of 1 for 4 occurred. All pricing and share amounts have been stated at post-reverse split amounts.

On March 8, 2022, the Company’s common stock began trading on the New York Stock Exchange American (“NYSE American”) under the symbol “EP” and CUSIP 292034303. Prior to trading on the NYSE American, the Company’s common stock was accessible on the OTCQB.

Overview

Empire Petroleum Corporation is an independent energy company owner-operator engaged in optimizing developed production by employing field management methods to maximize reserve recovery while minimizing costs. Empire operates the following wholly-owned subsidiaries in its areas of operations:

•	Empire North Dakota LLC (“Empire North Dakota”)
•	Empire New Mexico LLC d/b/a Green Tree New Mexico (“Empire New Mexico”)
•	Empire Texas (“Empire Texas”), consisting of the following entities:
o	Empire Texas LLC
o	Empire Texas GP LLC
o	Pardus Oil & Gas Operating, LP (owned 1% by Empire Texas GP LLC and 99% by Empire Texas LLC)
•	Empire Louisiana LLC (“Empire Louisiana”)

Empire was incorporated in the State of Utah in August 1983 and subsequently incorporated in the state of Delaware in 1985. The consolidated financial statements of Empire Petroleum Corporation and subsidiaries include the accounts of the Company and its wholly-owned subsidiaries.

The Company’s mission is to increase shareholder value by building oil and natural gas reserves in strategic plays in the United States. To accomplish its mission, the Company plans on executing the following business strategies:

•	Target proved developed producing acquisitions in predictable, fields that have historically had low decline and long lives
•	Focus on high-quality assets that add scale and provide synergies to the Company’s existing portfolio and core areas of operation
•	Cost-effectively optimize well production by deploying rigorous field management programs
•	Reduce unit operating costs and improve margins by utilizing experienced field personnel

The Company operates as a single segment as each of its operating areas has similar economic characteristics and each meet the criteria for aggregation as defied by accounting standards related to disclosures about segments of an enterprise.

The Company has progressed through several leadership teams since its inception in 1983 and the most recent management team was installed in 2017 and its first PDP operating assets were purchased in 2018.

Properties

The Company is an independent operator in four geographic areas in the United States. As operator, the Company manages and influences production on operated properties. The Company uses a combination of experienced field personnel and third-party service providers to execute its mission. The Company’s properties have reasonably predictable production profiles and cash flows, subject to commodity price and cost fluctuations.

As is common in the industry in which the Company operates, the Company selectively participates in drilling and developmental activities in non-operated properties. Decisions to participate in non-operated properties are dependent upon the technical and economic nature of the projects and the operating expertise and historical track record of the operators.

Empire Louisiana

Empire Louisiana acquired its assets in late 2018 and has 11 producing properties and three saltwater disposal wells in the following formations:

•	Miocene
•	Frio
•	Cockfield
•	Wilcox

Empire Louisiana’s assets primarily produce oil from properties with average WI of 58% and NRI of average operated NRI of 47%.

Empire New Mexico

Empire New Mexico was formed when the Company purchased producing assets from XTO in May 2021. These assets are located in Lea County, New Mexico and consist of a contiguous and consolidated acreage position consisting of 48,000 gross (40,000 net) acres held by production from approximately 730 wells with an average WI of 72% and average NRI of 61% and 14 RI wells with an average ORRI of 11% Empire New Mexico’s assets primarily produce oil with natural gas and NGLs accompanying oil production. Empire New Mexico’s properties are in the following formations:

•	Grayburg/San Andres (primary source of production)
•	Queen-Seven Rivers-Yates
•	Devonian
•	Abo
•	Blinebry
•	Tubb
•	Drinkard

Empire North Dakota

Empire North Dakota operates approximately 230 producing properties with an average WI of 89% and NRI of 61% in North Dakota and western Montana that were acquired in April 2019. These properties primarily produce oil with some related gas production. Assets are located in the following formations:

•	Madison (primary source of production)
•	Bakken
•	Duperow
•	Red River
•	Ratcliffe/Mission Canyon

Presence in these formations allows the Company to execute its mission in areas with sustained impressive, near-flat production rates over the last five years and capitalize on operational improvements to allow more immediate recovery of reserves.

Empire Texas

In April 2020, Empire Texas acquired 139 gross wells and approximately 30,000 net acres with an average operated WI of 96% and an average operated NRI of 79% as well as 77 miles of gathering lines and pipelines with related facilities and equipment. Empire Texas owns concentrated acreage and stacked pay in the historically prolific East Texas Basin. Assets are concentrated in the Fort Trinidad Field in Houston and Madison Counties with high working interest and historical production from eight separate formations.

In August 2020, Empire Texas entered into a joint development agreement with Petroleum & Independent Exploration, LLC and related entities (“PIE”). Under the terms of this agreement, PIE will perform recompletion or workover on specified mutually agreed upon wells (“Workover Wells”) owned by Empire Texas. To fund the work, PIE entered into a term loan agreement with the Company dated August 1, 2020, whereby PIE will loan up to $2,000,000, at an interest rate of 6% per annum, maturing August 7, 2024 unless terminated earlier by PIE. Proceeds of the loan will be used for recompletion or workover of the Workover Wells. Empire Texas will assign a combined 85% working and revenue interest in the Workover Wells to PIE when work commences on a property. Of the assigned interest, 70% working and revenue interest will be used to repay the obligations under the term loan agreement. Once the term loan is repaid, PIE will reassign a 35% working and revenue interest to Empire Texas in each of the Workover Wells and retain a 50% working and revenue interest.

Production and Operating Data

The following table sets forth a summary of our production and operating data for the years ended December 31, 2021 and 2020. Because of normal production declines, increased or decreased production due to future acquisitions, divestitures, and development, fluctuations in commodity prices and the effects of acquisitions or divestitures, the historical information presented below should not be interpreted as being indicative of future results.

	Year ended December 31, 2021	Year ended December 31, 2020
Production and operating data:
Net production volumes:
Oil (Bbl)	333,158	164,869
Natural gas (Mcf)	622,474	139,412
Natural gas liquids (gal)	4,321,497	—
Total (Boe)	539,796	188,104

Average price per unit:
Oil (a)	$64.52	$42.00
Natural gas (a)	$3.90	$2.53
Natural gas liquids	$0.79	$—
Total (Boe)	$50.61	$38.68

Operating costs and expenses per Boe:
Oil and natural gas production	$26.11	$25.90
Production and ad valorem taxes	$3.90	$1.84
Depreciation, depletion, amortization and accretion	$6.89	$21.52
Impairment	$—	$46.10
General & administrative	$15.68	$39.20

(a)	Includes the effect of net cash receipts (payments on) derivatives, as applicable contracts are in place.

At December 31, 2021, the Company has approximately 1,100 operated wells. At December 31, 2020, the Company had 190 producing wells of which it operated 156.

The Company has no operated wells in process as of December 31, 2021, or 2020 and had no drilling activity during the year with the exception of four non-operated wells.

The Company has no delivery commitments for oil or natural gas.

Oil and Natural Gas Reserves

The Company engaged an independent petroleum engineering firm, CG&A, to prepare its annual reserve estimates and has relied on CG&A’s expertise to ensure that reserve estimates are prepared in accordance with SEC guidelines.

The technical person primarily responsible for the preparation of the reserve report is Zane Meekins, Executive Vice President. Mr. Meekins has been with CG&A since 1989 and graduated from Texas A&M University in 1987 with a bachelor's degree in Petroleum Engineering. He is a registered professional engineer in Texas and has more than 30 years of experience in the estimation and evaluation of oil and natural gas reserves. He is also a member of the Society of Petroleum and The Society of Petroleum Evaluation Engineers.

Brian Weatherl, Vice President of Engineering, is responsible for reservoir engineering, and is a qualified reserve estimator and is responsible for overseeing CG&A during the preparation of the annual reserve estimates. His professional qualifications meet or exceed the qualifications of reserve estimators set forth in the “Standards Pertaining to Estimation and Auditing of Oil and Natural Gas Reserve Information” promulgated by the Society of Petroleum Engineers. His qualifications include a Bachelor of Science degree in Petroleum Engineering from the University of Tulsa in 1984 and he is a member of the Society of Petroleum Engineers. Mr. Weatherl has been estimating and evaluating reserves for over 35 years.

The Company maintains adequate and effective internal controls over the reserves estimation process as well as the underlying data upon which reserve estimates are based. The primary inputs to the reserve estimation process are technical information, financial data, ownership interest and production data. The relevant field and reservoir technical information, which is updated at least annually, is assessed for validity when CG&A has technical meetings with Company personnel. Current revenue and expense information is obtained from accounting records, which are subject to external quarterly reviews, annual audits, and internal controls over financial reporting. Internal controls over financial reporting are assessed for effectiveness annually using criteria set forth in “Internal Control – Integrated Framework” (2013 version) issued by the Committee of Sponsoring Organizations of the Treadway Commission. All current financial data such as commodity prices, lease operating expenses, production taxes and field level commodity price differentials are updated in the reserve database and then analyzed to ensure that they have been entered accurately and that all updates are complete. The Company’s ownership in mineral interests and well production data are subject to internal controls and are incorporated into the reserve database as well as verified internally by Company personnel to ensure accuracy and completeness. Once the reserve database has been updated with current information, and the relevant technical support material has been assembled, CG&A meets with technical personnel to review field performance and future development plans in order to verify the validity of estimates. Following these reviews, the reserve database is furnished to CG&A so that it can prepare its independent reserve estimate and final report. The reserve estimates prepared by CG&A are reviewed and compared to internal estimates by Mr. Weatherl. Material reserve estimation differences are reviewed between CG&A and Company personnel and additional data is provided to address any variances. If the supporting documentation does not justify additional changes, CG&A reserves are accepted. In the event that additional data supports a reserve estimation adjustment, CG&A will analyze the additional data and may make changes it solely deems necessary. Additional data is usually comprised of updated production information on new wells. Once the review is completed and all material differences are reconciled the reserve report is finalized and our reserve database is updated with the final estimates provided by CG&A.

Net proved reserves were calculated using flat, twelve-month average commodity index prices for each month within the 12-month period for the year. All prices and costs associated with operating wells were held constant in accordance with SEC guidelines. Prices of $64.31 per barrel and $7.34 per Mcf were utilized at December 31, 2021. Natural gas pricing includes prices received for NGLs during the year. Due to the inherent uncertainty associated with estimating NGLs, no NGL volumes were included in the reserve report.

The following table represents the Company’s oil and natural gas reserves at December 31, 2021.

	Oil	Natural Gas
	(Mbbl)	(MMcf)
Proved developed	8,448	11,205

The following table represents the Company’s oil and natural gas reserves at December 31, 2020. Pricing was in accordance with SEC guidelines and was $32.94 per barrel and $1.41 per Mcf.

	Oil	Natural Gas
	(Mbbl)	(MMcf)
Proved developed	3,331	940

The Company’s primary mission is to optimize existing producing properties; as such, there are no reserves estimated for undeveloped properties, though the Company owns acreage that can be drilled in the future and is also a non-operator WI owner on acreage subject to future drilling activities.

Reserve engineering is a subjective process of estimating underground accumulations of crude oil and natural gas that cannot be measured in an exact manner, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. The quantities of oil and natural gas that are ultimately recovered, production and operating costs, and future oil and natural gas prices may differ from those assumed in these estimates. Our internal professionals work closely with the Company’s external engineers to ensure the integrity, accuracy, and timeliness of data that is furnished to them for their reserve estimation process.

COVID-19

Despite recoveries in commodity prices, recent surges from COVID-19 variants continue to impact the global economy, disrupt global supply chains, and have the potential to create significant volatility and disruption of financial and commodity markets. The extent of the impact of the COVID-19 pandemic on the Company’s operational and financial performance, including its ability to execute business strategies and initiatives in the expected timeframes, is uncertain and depends on various factors, including how the pandemic and measures taken in response to its effects impact the demand for oil and natural gas, the availability of personnel, equipment, and services critical the Company’s ability to operate its properties and the impact of potential governmental restrictions. There is uncertainty regarding the extent and duration of any disruption.

As a producer of oil, natural gas, and NGLs, the Company is recognized as an essential business under various federal, state, and local regulations related to the COVID-19 pandemic. The Company has continued to operate as permitted while working to protect the health and safety of employees.

Marketing Arrangements

We market our oil and natural gas in accordance with standard energy industry practices. This marketing effort endeavors to obtain the combined highest netback and most secure market available at that time.

We sell oil production at the lease locations to third-party purchasers via truck transport or pipeline. We do not transport, refine or process the oil we produce. We sell our produced oil under contracts using market-based pricing, which is adjusted for differentials based upon oil quality.

We sell our natural gas and natural gas liquids under purchase contracts using market-based pricing, which is sold at the lease location.

Principal Customers

We sell our oil, natural gas, and NGL production to marketers which is transported by truck or pipeline to storage facilities arranged by the marketers. Our marketing of oil and natural gas can be affected by factors beyond our control, the effects of which cannot be accurately predicted.

For 2021, 63% revenues from oil, natural gas, and NGL sales were to four customers. For 2020, revenues from oil and natural gas sales to four customers accounted for 95% of our total operating revenues. While the loss of these purchasers may result in a temporary interruption in sales of, or a lower price for, our production, we believe that the loss of these purchasers would not have a material adverse effect on our operations, as there are alternative purchasers in our producing region.

Competition

The oil and natural gas industry in the areas in which we operate is highly competitive. We encounter strong competition from numerous parties, ranging generally from small independent producers to major integrated companies. We primarily encounter significant competition in acquiring properties. At higher commodity prices, we also face competition in contracting for rigs, pressure pumping and workover equipment and securing trained personnel. Many of these competitors have financial, technical and personnel resources substantially larger than ours. As a result, our competitors may be able to pay more for desirable properties, or to evaluate, bid for and purchase a greater number of properties or prospects than our financial or personnel resources will permit.

In addition to competition for drilling, pressure pumping and workover equipment, we are also affected by the availability of related equipment and materials. The oil and natural gas industry periodically experiences shortages of drilling and workover rigs, equipment, pipe, materials and personnel, which can delay workover and exploration activities and cause significant price increases. We are unable to predict the timing or duration of any such shortages.

Seasonality of Business

Weather conditions often affect the demand for, and prices of, natural gas and can also delay oil and natural gas production. Demand for natural gas is traditionally higher in the winter, resulting in higher natural gas prices during the first and fourth quarters. Due to these seasonal fluctuation, results of operations for individual quarterly periods may not be indicative of the results realized on an annual basis.

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

Employees

At December 31, 2021, the Company had thirty-one full-time employees, not including contract personnel and outsourced service providers. The Company’s team is broadly experienced in oil and natural gas operations and follows a strategy of outsourcing most accounting, human resources, and other non-core functions.

Office Locations

Our corporate headquarters are at 2200 South Utica Place, Suite 150, Tulsa, OK, with field offices in North Dakota, Texas, and New Mexico.

ITEM 1A. RISK FACTORS.

The Company’s operations are subject to various risks and uncertainties in the ordinary course of business. The following summarizes significant risks and uncertainties that may adversely affect operations or financial position. Risks and uncertainties discussed below are not a comprehensive listing of those faced by the Company. Additional risks not presently known or that are deemed immaterial may also affect the Company. Readers should carefully consider the risk factors included below and other information included and incorporated by reference into this Annual Report on Form 10-K.

Reserves

The Standardized Measure and PV-10 of estimated reserves may not be accurate estimates of the current fair value of estimated proved oil and natural gas reserves.

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

Therefore, Standardized Measure and PV-10 included in this report should not be construed as accurate estimates of the current fair value of proved reserves.

Estimates of proved reserves and future net cash flows are not precise. The actual quantities of proved reserves and future net cash flows may prove to be lower than estimated.

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

Unless reserves are replaced, production and estimated reserves will decline, which may adversely affect the Company’s financial condition, results of operations and/or cash flows.

Producing oil and natural gas reservoirs are generally characterized by declining production rates that may vary depending upon reservoir characteristics and other factors. Estimates of the decline rate of an oil or natural gas well are inherently imprecise and may be less precise with respect to new or emerging oil and natural gas formations with limited production histories than for more developed formations with established production histories. Estimated future oil and natural gas reserves and production and, therefore, cash flows and results of operations are highly dependent upon the Company’s success in efficiently developing and exploiting current properties and economically finding or acquiring additional recoverable reserves. The Company may not be able to develop, find or acquire additional reserves to replace its current and future production at acceptable costs. If the Company is unable to replace our current and future production, cash flows and the value of reserves may decrease, adversely affecting the Company’s business, financial condition and results of operations.

Financing

The Company has indebtedness and may incur substantially more debt. Higher levels of indebtedness make the Company more vulnerable to economic downturn and adverse business developments.

The Company’s subsidiaries Empire Louisiana and Empire North Dakota had approximately $7.1 million of outstanding aggregate principal indebtedness at December 31, 2021. At December 31, 2021, commitments from our financial institution (as amended) were $7.4 million, of which approximately $300,000 was unused commitments. Management continues to review existing indebtedness, and may seek to repay, refinance, repurchase, redeem, exchange or otherwise terminate our indebtedness. If the Company does seek to refinance existing indebtedness, there can be no guarantee that we would be able to execute the refinancing on favorable terms or at all.

As a result of indebtedness, the Company uses a portion of its cash flow to pay interest, which reduces the amount available to fund operations and other business activities and could limit flexibility in planning for or reacting to changes in the business and the industry in which the Company operates. Indebtedness under the Credit Facility is at a variable interest rate, and so a rise in interest rates will generate greater interest expense.

The Company may incur substantially more debt in the future. The Credit Facility contains restrictions on incurrence of additional indebtedness.

Increases in the level of indebtedness could have adverse effects on the Company’s financial condition and results of operations, including:

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

The Company’s ability to meet its debt obligations and reduce its level of indebtedness depends on future performance, which is affected by general economic conditions and financial, business and other factors, many of which are outside of the scope of management’s control.

The business requires substantial capital expenditures. Management may be unable to obtain needed capital or financing on satisfactory terms or at all, which could lead to a decline in oil and natural gas reserves.

The oil and natural gas industry is capital intensive. Management makes and expects to continue to make substantial capital expenditures for the acquisition, and development of reserves. We intend to finance future capital expenditures partially through borrowings under the Credit Facility. However, cash flow from operations and access to capital are subject to a number of variables, including:

-	the volume of oil, natural gas, and NGLs the Company is able to produce from existing wells;
-	ability to transport oil and natural gas to market;
-	the prices at which commodities are sold;
-	the costs of producing oil and natural gas;
-	global and domestic demand for oil and natural gas
-	global credit and securities markets;

-	the ability and willingness of lenders and investors to provide capital and the cost of the capital;
-	ability to acquire, locate and produce new reserves;
-	the impact of potential changes in the Company’s credit ratings; and
-	proved reserves.

The Company may not generate expected cash flows and obtain the capital necessary to sustain our operations at current or anticipated levels. A decline in cash flow from operations or our financing needs may require management to revise the Company’s capital program or alter or increase capitalization substantially through the issuance of debt or equity securities. The issuance of additional equity securities could have a dilutive effect on the value of the Company’s common stock. Additional borrowings under the Credit Facility or the issuance of additional debt securities will require that a greater portion of cash flow from operations be used for the payment of interest and principal on debt, thereby reducing the Company’s ability to use cash flow to fund working capital, capital expenditures and acquisitions. Additional financing also may not be available on acceptable terms or at all. In the event additional capital resources are unavailable, management may curtail activities or be forced to sell some assets on an untimely or unfavorable basis.

If the Company is unable to comply with the covenants in its debt agreement, there could be a default under the terms of the agreement, which could result in an acceleration of payment of funds that we have borrowed.

The Company’s ability to meet its debt obligations and other expenses will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors, many of which management is unable to control. If our cash flow is not sufficient to service our debt, we may be required to refinance debt, sell assets or sell additional equity on terms that we may not find attractive if it may be done at all. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest, if any, on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the agreements governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default:

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

A negative shift in stakeholder sentiment towards the oil and gas industry and increased attention to ESG matters and conservation matters could adversely affect our ability to raise equity and debt capital.

Much of the investor community has developed negative sentiment towards investing in our industry over the past few years. Recent equity returns in the sector versus other industry sectors have led to lower oil and gas representation in certain key equity market indices. Some investors, including certain public and private fund management firms, pension funds, university endowments and family foundations, have stated policies to reduce or eliminate their investments in the oil and gas sector based on environmental, social and governance considerations. Certain other stakeholders have pressured private equity firms and commercial and investment banks to stop funding oil and gas projects. Such developments have resulted and could continue to result in downward pressure on the stock prices of oil and gas companies, including ours. This may also result in a reduction of available capital funding for potential development projects, further impacting our future financial results.

Increasing attention to climate change, societal expectations on companies to address climate change, investor and societal expectations regarding voluntary ESG disclosures, and consumer demand for alternative forms of energy may result in increased costs, reduced demand for our products, reduced profits, increased investigations and litigation, and negative impacts on our stock price and access to capital markets. Increasing attention to climate change and environmental conservation, for example, may result in demand shifts for oil and natural gas products and additional governmental investigations and private litigation against us or our operators. To the extent that societal pressures or political or other factors are involved, it is possible that such liability could be imposed without regard to our causation of or contribution to the asserted damage, or to other mitigating factors.

Moreover, while we may create and publish voluntary disclosures regarding ESG matters from time to time, many of the statements in those voluntary disclosures are based on hypothetical expectations and assumptions that may or may not be representative of current or actual risks or events or forecasts of expected risks or events, including the costs associated therewith. Such expectations and assumptions are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved and the lack of an established single approach to identifying, measuring and reporting on many ESG matters.

In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Such ratings are used by some investors to inform their investment and voting decisions. Unfavorable ESG ratings and recent activism directed at shifting funding away from companies with energy-related assets could lead to increased negative investor sentiment toward us and our industry and to the diversion of investment to other industries, which could have a negative impact on our access to and costs of capital. Also, institutional lenders may decide not to provide funding for fossil fuel energy companies based on climate change related concerns, which could affect our access to capital for potential growth projects.

General Operations

The oil and natural gas industry is highly competitive, and our size may put us at a disadvantage in competing for resources.

The oil and natural gas industry is highly competitive where our properties and operations are concentrated. We compete with major integrated and larger independent oil and natural gas companies in seeking to acquire desirable oil and natural gas properties and leases and for the equipment and services required to develop and operate properties. Many of our competitors have financial and other resources that are substantially greater than ours, which makes acquisitions of acreage or producing properties at economic prices difficult. Significant competition also exists in attracting and retaining technical personnel, including geologists, geophysicists, engineers, landmen and other specialists, as well as financial and administrative personnel hence we may be at a competitive disadvantage to companies with larger financial resources than ours.

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

The price we receive for our oil and natural gas production heavily influences our revenue, profitability, access to capital and future rate of growth. Oil and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the markets for oil and natural gas have been volatile. These markets will likely continue to be volatile in the future. The prices we receive for our production, and the levels of our production, depend on numerous factors beyond our control. These factors include, but are not limited to, the following:

-	changes in global supply and demand for oil and natural gas, which could be negatively affected by concerns about the ongoing impact of COVID-19;
-	the price and quantity of imports of foreign oil and natural gas;
-	political conditions, including embargoes, in or affecting other oil-producing activity;
-	the level of global oil and natural gas exploration and production activity;
-	the level of global oil and natural gas inventories;
-	weather conditions;
-	technological advances affecting energy consumption; and
-	the price and availability of alternative fuels.

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

Our producing properties and proved reserves are concentrated in New Mexico, North Dakota, Montana, Texas, and Louisiana, making us vulnerable to risks associated with operating in limited major geographic areas.

Our producing properties are geographically concentrated in New Mexico, North Dakota, Montana, Texas, and Louisiana. At December 31, 2021, all of our total estimated proved reserves were attributable to properties located in these areas. As a result of this concentration, we are exposed to the impact of regional supply and demand factors, delays or interruptions of production from wells in this area caused by governmental regulation, processing or transportation capacity constraints, market limitations, severe weather events, water shortages or other drought related conditions or interruption of the processing or transportation of oil or natural gas.

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

As a result of previous low prices for oil, natural gas and NGL, we may be required to take significant future write-downs of the financial carrying values of our properties in the future.

Accounting rules require that we periodically review the carrying value of our proved and unproved properties for possible impairment. Based on prevailing commodity prices and specific market factors and circumstances at the time of prospective impairment reviews, and the continuing evaluation of development plans, production data, economics and other factors, we may be required to significantly write-down the financial carrying value of our oil and natural gas properties, which constitutes a non-cash charge to earnings. We may incur impairment charges in the future, which could have a material adverse effect on our results of operations for the periods in which such charges are recorded.

A write-down could occur when oil and natural gas prices are low or if we have substantial downward adjustments to our estimated proved oil and natural gas reserves, or if operating costs or development costs increase over prior estimates.

The capitalized costs of our oil and natural gas properties, on a field-by-field basis, may exceed the estimated future net cash flows of that field. If so, we would record impairment charges to reduce the capitalized costs of such field to our estimate of the field’s fair market value. Unproved properties are evaluated at the lower of cost or fair market value. These types of charges will reduce our earnings and stockholders’ equity and could adversely affect our stock price.

We periodically assess our properties for impairment based on future estimates of proved and non-proved reserves, oil and natural gas prices, production rates and operating, development and reclamation costs based on operating budget forecasts. Once incurred, an impairment charge cannot be reversed at a later date even if price increases of oil and/or natural gas occur and in the event of increases in the quantity of our estimated proved reserves.

If oil, natural gas and NGL prices fall below current levels for an extended period of time and all other factors remain equal, we may incur impairment charges in the future. Such charges could have a material adverse effect on our results of operations for the periods in which they are recorded.

Properties we acquire may not produce as projected and we may be unable to determine reserve potential, identify liabilities associated with the properties that we acquire or obtain protection from sellers against such liabilities.

Acquiring oil and natural gas properties requires us to assess reservoir and infrastructure characteristics, including recoverable reserves, development and operating costs and potential environmental and other liabilities. Such assessments are inexact and inherently uncertain and include properties with which we do not have a long operational history. In connection with the assessments, we perform a review of the subject properties, but such a review will not reveal all existing or potential problems. In the course of our due diligence, we may not inspect every well or pipeline. We cannot necessarily observe structural and environmental problems, such as pipe corrosion, when an inspection is made. We may not be able to obtain contractual indemnities from the seller for liabilities created prior to our purchase of a property. We may be required to assume the risk of the physical condition of properties in addition to the risk that they may not perform in accordance with our expectations. If properties we acquire do not produce as projected or have liabilities we were unable to identify, we could experience a decline in our reserves and production, which could adversely affect our business, financial condition and results of operations.

Many of our properties are in areas that may have been partially depleted or drained by offset wells and certain of our wells may be adversely affected by actions we or other operators may take when drilling, completing, or operating wells that we or they own.

Many of our properties are in reservoirs that may have already been partially depleted or drained by earlier offset drilling. The owners of leasehold interests adjoining any of our properties could take actions, such as drilling and completing additional wells, which could adversely affect our operations. When a new well is completed and produced, the pressure differential in the vicinity of the well causes the migration of reservoir fluids toward the new wellbore (and potentially away from existing wellbores). As a result, the drilling and production of these potential locations by us or other operators could cause depletion of our proved reserves and may inhibit our ability to further develop our proved reserves. In addition, completion operations and other activities conducted on adjacent or nearby wells could cause production from our wells to be shut in for indefinite periods of time, could result in increased lease operating expenses and could adversely affect the production and reserves from our wells after they re-commence production. We have no control over the operations or activities of offsetting operators.

Acquisitions involve a number of risks, including the risk that we will discover unanticipated liabilities or other problems associated with the acquired business or property.

In assessing potential acquisitions, we consider information available in the public domain and information provided by the seller. In the event publicly available data is limited, then, by necessity, we may rely to a large extent on information that may only be available from the seller, particularly with respect to drilling and completion costs and practices, geological, geophysical and petrophysical data, detailed production data on existing wells, and other technical and cost data not available in the public domain. Accordingly, the review and evaluation of businesses or properties to be acquired may not uncover all existing or relevant data, obligations or actual or contingent liabilities that could adversely impact any business or property to be acquired and, hence, could adversely affect us as a result of the acquisition. These issues may be material and could include, among other things, unexpected environmental liabilities, title defects, unpaid royalties, taxes or other liabilities.

The success of any acquisition that we complete will depend on a variety of factors, including our ability to accurately assess the reserves associated with the acquired properties, assumptions related to future oil and natural gas prices and operating costs, potential environmental and other liabilities and other factors. These assessments are often inexact and subjective. As a result, we may not recover the purchase price of a property from the sale of production from the property or recognize an acceptable return from such sales or operations.

Our ability to achieve the benefits that we expect from an acquisition will also depend on our ability to efficiently integrate the acquired operations. Management may be required to dedicate significant time and effort to the integration process, which could divert its attention from other business opportunities and concerns. The challenges involved in the integration process may include retaining key employees and maintaining employee morale, addressing differences in business cultures, processes and systems and developing internal expertise regarding acquired properties.

Our operations are subject to a series of risks arising out of the threat of climate change that could result in increased operating costs, limit the areas in which we may conduct oil, natural gas and NGL exploration and production activities, and reduce demand for the oil, natural gas and NGL we produce.

In the United States, no comprehensive climate change legislation has been implemented at the federal level. However, following the U.S. Supreme Court finding that GHG emissions constitute a pollutant under the CAA, the EPA has adopted regulations that, among other things, establish construction and operating permit reviews for emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the United States, and together with the DOT, implement GHG emissions limits on vehicles manufactured for operation in the United States. The federal regulation of methane from oil and gas facilities has been subject to uncertainty in recent years. In November 2021, the EPA proposed new regulations to establish comprehensive standards of performance and emission guidelines for methane and volatile organic compound emissions from existing operations in the oil and gas sector, including the exploration and production, transmission, processing, and storage segments. The EPA is currently seeking public comments on its proposal, which the EPA hopes to finalize by the end of 2022. Once finalized, the regulations will also need to be incorporated in state implementation plans and approved by EPA. However, all of these regulatory actions will likely be subject to legal challenges. As a result, we cannot predict the scope of any final methane regulatory requirements or the cost to comply with such requirements. However, given the long-term trend toward increasing regulation, future federal GHG regulations of the oil and gas industry remain a significant possibility.

Governmental, scientific, and public concern over the threat of climate change arising from GHG emissions has resulted in increasing political risks in the United States, including climate change related pledges made by certain candidates elected to public office. There are also increasing financial risks for fossil fuel producers as shareholders currently invested in fossil-fuel energy companies may elect in the future to shift some or all of their investments into other sectors. Institutional lenders who provide financing to fossil-fuel energy companies also have become more attentive to sustainable lending practices and some of them may elect not to provide funding for fossil fuel energy companies. For example, at COP26, the Glasgow Financial Alliance for Net Zero (“GFANZ”) announced that commitments from over 450 firms across 45 countries had resulted in over $130 trillion in capital committed to net zero goals. The various sub-alliances of GFANZ generally require participants to set short-term, sector-specific targets to transition their financing, investing, and/or underwriting activities to net zero emissions by 2050. There is also a risk that financial institutions will be required to adopt policies that have the effect of reducing the funding provided to the fossil fuel sector. President Biden signed an executive order calling for the development of a “climate finance plan” and, separately, the Federal Reserve has joined the Network for Greening the Financial System (“NGFS”), a consortium of financial regulators focused on addressing climate-related risks in the financial sector. More recently, in November 2021, the Federal Reserve issued a statement in support of the efforts of the NGFS to identify key issues and potential solutions for the climate-related challenges most relevant to central banks and supervisory authorities. Limitation of investments in and financings for fossil fuel energy companies could result in the restriction, delay or cancellation of drilling programs or development or production activities.

The adoption and implementation of new or more stringent international, federal or state legislation, regulations or other regulatory initiatives that impose more stringent standards for GHG emissions from the oil and natural gas sector or otherwise restrict the areas in which this sector may produce oil and natural gas or generate GHG emissions could result in increased costs of compliance or costs of consuming, and thereby reduce demand for, oil and natural gas. Additionally, political, litigation and financial risks may result in us restricting or cancelling production activities, incurring liability for infrastructure damages as a result of climatic changes, or having an impaired ability to continue to operate in an economic manner. One or more of these developments could have a material adverse effect on our business, financial condition and results of operations.

As a final note, climate change could have an effect on the severity of weather (including hurricanes, droughts and floods), sea levels, water availability and quality, and meteorological patterns. If such effects were to occur, our development and production operations have the potential to be adversely affected.

Potential adverse effects could include damages to our facilities from powerful winds, extreme temperatures, or rising waters in low-lying areas, disruption of our production activities either because of climate related damages to our facilities or in our costs of operation potentially arising from such climatic effects, less efficient or non- routine operating practices necessitated by climate effects or increased costs for insurance coverage in the aftermath of such effects. Significant physical effects of climate change could also have an indirect effect on our financing and operations by disrupting the transportation or process-related services provided by midstream companies, service companies or suppliers with whom we have a business relationship. Additionally, changing meteorological conditions, particularly temperature, may result in changes to the amount, timing, or location of demand for energy or the products we produce. We may not be able to recover through insurance some or any of the damages, losses or costs that may result from potential physical effects of climate change. At this time, we have not developed a comprehensive plan to address the legal, economic, social or physical impacts of climate change on our operations.

The marketability of our production is dependent upon gathering systems, transportation facilities and processing facilities that we do not own or control. If these facilities or systems are unavailable, our oil and natural gas production can be interrupted and our revenues reduced.

The marketability of our oil and natural gas production is dependent upon the availability, proximity and capacity of pipelines, natural gas gathering systems, transportation and processing facilities owned by third parties. In general, we will not control these facilities, and our access to them may be limited or denied due to circumstances beyond our control. A significant disruption in the availability of these facilities could adversely impact our ability to deliver to market the hydrocarbons we produce and thereby cause a significant interruption in our operations. In some cases, our ability to deliver to market our hydrocarbons is dependent upon coordination among third parties that own transportation and processing facilities we use, and any inability or unwillingness of those parties to coordinate efficiently could also interrupt our operations. The lack of availability or the lack of capacity on these systems and facilities could result in the curtailment of production or the delay or discontinuance of drilling plans. These are risks for which we generally will not maintain insurance.

We operate or participate in oil and natural gas leases with third parties who may not be able to fulfill their commitments to our projects.

In some cases, we operate but own less than 100% of the working interest in the oil and natural gas leases on which we conduct operations, and other parties own the remaining portion of the working interest. Financial risks are inherent in any operation where the cost of drilling, equipping, completing and operating wells is shared by more than one person. We could be held liable for joint activity obligations of other working interest owners, such as nonpayment of costs and liabilities arising from the actions of other working interest owners. In addition, declines in oil, natural gas and NGL prices may increase the likelihood that some of these working interest owners, particularly those that are smaller and less established, are not able to fulfill their joint activity obligations. A partner may be unable or unwilling to pay its share of project costs, and, in some cases, a partner may declare bankruptcy. In the event any of our project partners do not pay their share of such costs, we would likely have to pay those costs, and we may be unsuccessful in any efforts to recover these costs from our partners, which could materially adversely affect our financial position.

Because we cannot control activities on properties we do not operate, we cannot directly control the timing of exploitation. If we are unable to fund required capital expenditures with respect to non-operated properties, our interests in those properties may be reduced or forfeited.

Our ability to exercise influence over operations and costs for the properties we do not operate is limited. Our dependence on the operators and other working interest owners for these projects and our limited ability to influence operations and associated costs could prevent the realization of our targeted returns on capital with respect to acquisition, exploration and development activities. The success and timing of development, exploitation and exploration activities on properties operated by others depend upon a number of factors that may be outside our control, including but not limited to the timing and amount of capital expenditures; the operator’s expertise and financial resources; the approval of other participants in drilling wells; and the selection of technology.

Where we are not the majority owner or operator of a particular oil and natural gas project, we may have no control over the timing or amount of capital expenditures associated with the project. If we are not willing or able to fund required capital expenditures relating toa project when required by the majority owner(s) or operator, our interests in the project may be reduced or forfeited. Also, we could be responsible for plugging and abandonment costs, as well as other liabilities in excess of our proportionate interest in the property.

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

At December 31, 2021, we had approximately $20.7 million of federal NOL carryforwards available to offset against future taxable income. Utilization of any NOL depends on many factors, including our ability to generate future taxable income, which cannot be assured.

Legislation

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

While Congress has from time to time considered legislation to reduce emissions of GHGs, there has not been significant activity in the form of adopted legislation to reduce emissions of GHGs in recent years. In the absence of Congressional action, many states have established rules aimed at reducing GHG emissions, including GHG cap and trade programs. Most of these cap-and-trade programs work by requiring major sources of emissions, such as electric power plants, or major producers of fuels, such as refineries and natural gas processing plants, to acquire and surrender emission allowances. The number of allowances available for purchase is reduced each year in an effort to achieve the overall GHG emission reduction goal. In the future, the United States may also choose to adhere to international agreements targeting GHG reductions.

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

Any change to government regulation or administrative practices may have a negative impact on our ability to operate and our profitability.

Oil and natural gas operations are subject to substantial regulation under federal, state and local laws relating to the exploration for, and the development, upgrading, marketing, pricing, taxation, and transportation of, oil and natural gas and related products and other associated matters. Amendments to current laws and regulations governing operations and activities of oil and natural gas exploration and development operations could have a material adverse impact on our business. In addition, there can be no assurance that income tax laws, royalty regulations and government programs related to our oil and natural gas properties and the oil and natural gas industry generally will not be changed in a manner which may adversely affect our progress or cause delays.

Permits, leases, licenses, and approvals are required from a variety of regulatory authorities at various stages of exploration and development. There can be no assurance that the various government permits, leases, licenses and approvals sought will be granted in respect of our activities or, if granted, will not be cancelled or will be renewed upon expiration. There is no assurance that such permits, leases, licenses, and approvals will not contain terms and provisions which may adversely affect our exploration and development activities.

Other

A cyber incident could result in information theft, data corruption, operational disruption and/or financial loss.

The oil and natural gas industry has become increasingly dependent on digital technologies to conduct day-to-day operations including certain exploration, development and production activities. We are dependent on digital technologies including information systems and related infrastructure, to process and record financial and operating data, communicate with our employees, business partners, and stockholders, analyze 3-D seismic and drilling information, estimate quantities of oil and natural gas reserves as well as other activities related to our business.

As dependence on digital technologies has increased, cyber incidents, including deliberate attacks or unintentional events, have also increased. A cyber-attack could include gaining unauthorized access to digital systems for the purposes of misappropriating assets or sensitive information, corrupting data, causing operational disruption, or result in denial-of-service on websites.

Our technologies, systems, networks, and those of our business partners may become the target of cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of proprietary and other information, or other disruption of our business operations. In addition, certain cyber incidents, such as surveillance, may remain undetected for an extended period of time. In particular, our implementation of various procedures and controls to monitor and mitigate security threats and to increase security for our information, data, facilities and infrastructure may result in increased capital and operating costs. Costs for insurance may also increase as a result of security threats, and some insurance coverage may become more difficult to obtain, if available at all. Moreover, there can be no assurance that such procedures and controls will be sufficient to prevent security breaches from occurring. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. A cyber incident involving our information systems and related infrastructure, or that of our business partners, could disrupt our business plans and negatively impact our operations.

The loss or unavailability of any of our executive officers or other key employees could have a material adverse effect on our business.

We depend greatly on the efforts of our executive officers and other key employees to manage our operations. The loss or unavailability of any of our executive officers or other key employees could have a material adverse effect on our business.

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

The price of our Common Stock may fluctuate significantly, which could negatively affect us and holders of our Common Stock.

Our Common Stock trades on the NYSE American. The trading price of our Common Stock may fluctuate significantly in response to a number of factors, many of which are beyond our control. Adverse events including changes in production volumes, worldwide demand and prices for crude oil and natural gas, regulatory developments, and changes in securities analysts’ estimates of our financial performance could negatively impact the market price of our Common Stock. General market conditions, including the level of, and fluctuations in, the trading prices of stocks generally could also have a similar negative impact. The stock markets regularly experience price and volume volatility that affects many companies’ stock prices without regard to the operating performance of those companies. Volatility of this type may affect the trading price of our Common Stock.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

Information regarding our properties is included in Item 1 above and in our consolidated financial statements, which is incorporated herein by reference.

ITEM 3. LEGAL PROCEEDINGS.

In the ordinary course of business, the Company may be involved in litigation and claims arising from operations. As of December 31, 2021, and through the filing date of this Annual Report on Form 10-K, management does not believe the ultimate resolution of any such actions or potential actions of which management is currently aware will have a material effect on the consolidated financial position or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Company's Common Stock is traded on the NYSE American under the symbol "EP".

Stockholders

At both December 31, 2021, and March 31, 2022, there were approximately 900 stockholders of record of the Company's Common Stock.

Dividends

The Company has never paid cash dividends on its Common Stock. The Company intends to retain future earnings for use in its business and, therefore, does not anticipate paying cash dividends on its Common Stock in the foreseeable future. Future payment of dividends will depend upon, but not be limited to, the Company’s financial condition, funds available for operations, the amount of anticipated capital and other expenditures, future business prospects and any restrictions imposed by present or future financing arrangements.

Issuer Repurchase of Equity Securities

No private or open market repurchases of Common Stock were made by the Company for the year ended December 31, 2021.

Unregistered Sales of Equity Securities

No such sales that have not been previously reported on a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

ITEM 6.	RESERVED

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read together with the consolidated financial statements and notes to consolidated financial statements, which are included in this Annual Report on Form 10-K in Item 8, Financial Statements and Supplementary Data and the information set forth in Part I, Item 1A – Risk Factors.

Overview

The Company's primary business is the exploration and development of oil and gas interests. The Company has incurred significant losses from operations, and there is no assurance that it will achieve profitability or obtain funds necessary to finance its future operations.

The Company seeks to increase shareholder value by growing reserves, production, revenues, and cash flow from operating activities by executing its mission to use highly-skilled personnel to thoughtfully and expertly spend capital to realize reserves on producing properties.

Management places emphasis on operating cash flow in managing its business, as operating cash flow considers the cash expenses incurred during the period and excludes non-cash expenditures not related directly to the Company’s operations.

Business Strategy

The Company’s business strategy is to obtain long-term growth in reserves and cash flow on a cost-effective basis utilizing experienced personnel throughout the Company. Management regularly evaluates potential acquisitions of properties that would enhance current core areas of operation.

2021 XTO Acquisition

On March 12, 2021 the Company, through its wholly owned subsidiary Empire New Mexico, entered into a purchase and sale agreement with XTO Holdings, LLC (a subsidiary of ExxonMobil) (the “Seller’) to acquire, among other things, certain oil and natural gas properties in New Mexico. The purchase price was $17,800,000 subject to customary adjustments. The transaction closed on May 14, 2021 with an effective date of January 1, 2021. For more information about the transaction, refer to the financial statements and footnotes incorporated by reference herein.

Results of Operations

The following table reflects our summary operating information. Because of normal production declines, increased or decreased drilling activity and the effects of acquisitions, the historical information presented below should not be interpreted as indicative of future results.

	Years Ended December 31,
	2021	2020	Variance	Variance %

Oil revenues	$22,326,289	$5,452,187	16,874,102	309%
Natural gas revenues	2,593,081	347,355	2,245,726	647%
NGL revenues	3,396,097	100,718	3,295,379	3272%
Total revenues from product sales	28,315,467	5,900,260

Lease operating expense	14,095,708	4,871,755	9,223,953	189%
Production and ad valorem taxes	2,102,772	346,101	1,756,671	508%
Depreciation, depletion, amortization and accretion	3,716,754	4,047,877	(331,123)	-8%
Impairment expense	—	8,671,303	(8,671,303)	-100%
General and administrative expense (excluding stock-based compensation)	7,366,061	5,424,304	1,941,757	36%
Stock-based compensation	1,095,970	1,949,500	(853,530)	-44%
Cash-based interest expense	436,053	521,187	(85,134)	-16%
Non-cash interest expense	8,164,646	—	8,164,646	100%

Operating Loss	(473,370)	(17,583,006)	17,109,636	-97%
Net Loss	(18,614,962)	(16,835,433)	1,779,529	11%

Revenues

Revenues increased as a result of more volumes produced from legacy assets due to successful execution of the Company’s mission to cost-effectively produce more volumes paired with the XTO acquisition’s revenues and volumes brought online from efforts to make the field produce more volumes combined with favorable pricing environments in the Company’s core operating areas. Approximately $11.2 million in oil revenues, $1.7 million in gas revenue, and $3.1 million in NGL revenue was attributed to production acquired with the XTO acquisition.

Lease Operating Expense and Taxes

Lease operating expense rose with the XTO acquisition and in response to the Company’s execution of its mission to increase production in its legacy assets. The Company has worked to cost-effectively increase production throughout its asset base utilizing experienced personnel and third-party service providers. Production and ad valorem taxes have increased as a direct result of the XTO acquisition’s properties and increased volumes produced and sold. The acquisition of New Mexico assets accounted for approximately $5.0 million of the increase in lease operating expenses and $1.3 million of the increase in production and ad valorem taxes.

Depreciation, Depletion, Amortization and Accretion and Impairment

There were no indicators of impairment on the Company’s properties at year-end, primarily due to favorable futures pricing at December 31, 2021. Due to favorable pricing realized throughout 2021 and the addition of PDP reserves in New Mexico, DD&A expense decline year-over-year from approximately 13% in 2020 to 6% in 2021.

General and Administrative Expense

The Company’s implemented a new Board of Directors compensation plan in 2021 resulting in board compensation paid of approximately $475,000 in 2021, exclusive of stock-based compensation received. Fees paid for legal and outsourced services increased by approximately $425,000 as a direct result of acquisition-related work, SEC filings related to the Company’s operations, and the Company’s successful uplisting from the OTCQB to be freely traded on the NYSE American. Outsourced accounting fees increased by approximately $375,000 as additional work was required to integrate the New Mexico assets into the existing accounting system as well as additional resources required to perform routine accounting services on the new assets. Also included in general and administrative expenses is $989,000 in non-cash right to buy costs related to the unsecured notes payable discussed in the Related Party Transactions note below.

The Company utilizes stock-based compensation to compensate members of management and retain talented personnel. The Company anticipates stock-based compensation to continue to be utilized in 2022 and beyond to attract and retain talented personnel.

Interest Expense

Cash-based interest expense declined with a corresponding decrease in the Company’s Credit Facility. The Company has minimal interest-bearing vehicle and equipment notes payable.

Non-cash interest expense is fully attributable to the related party notes payable as described in Related Party Transactions below.

Liquidity

As of December 31, 2021, the Company had approximately $3.6 million cash on hand and approximately $300,000 available on its Credit Facility.  The Company expects to incur costs related to future oil and natural gas acquisitions for the foreseeable future.  It is expected that management will use a combination of cash flows from operations as well as seeking additional debt and equity funding for these acquisitions and to fund ongoing operations.

Working Capital

Working capital (presented below) was $1.1 million as of December 31, 2021 compared to a deficit of $3.9 million as of December 31, 2020, representing a change of approximately $5 million. This change is primarily a result of the acquisition of producing properties in New Mexico, which served to increase volumes sold for the year ended December 31, 2021, as well as the stronger pricing environment in 2021.

	December 31,
	2021	2020
Current Assets	13,118,020	2,222,533
Current Liabilities	12,054,487	6,072,710
Working Capital (Deficit)	1,063,533	(3,850,177)

Cash Flows

	Year Ended December 31,
Cash flows provided by (used in):	2021	2020	Variance
Operating activities	$3,170,282	$(1,723,257)	$4,893,539
Investing activities	(24,716,878)	856,290	(25,573,168)
Financing activities	25,000,772	1,024,662	23,976,110

Cash Flows from Operating Activities

The Company incurred approximately $18.0 million in non-cash expenses related to the convertible notes payable (See Related Party Transactions for more information) that contributed to a net loss for financial reporting purposes. Ongoing operations from core assets contributed to cash flows provided by operating activities for the year ended December 31, 2021.

Cash Flows from Investing Activities

Cash flows from investing activities primarily increased due to the XTO acquisition that occurred in May 2021 and established the Company in the state of New Mexico, the Company’s largest single acquisition to date that resulted in cash outflows of approximately $17.9 million. The Company also participated in the drilling of four non-operated wells through its Empire North Dakota subsidiary that had a cash outflow of approximately $2.5 million for the year ended December 31, 2021. As part of the XTO acquisition, the Company entered into an agreement to create a sinking fund for future plugging liabilities, paying approximately $4.8 million into that fund for the year.

Cash Flows from Financing Activities

The XTO acquisition and operations executing the Company’s mission were funded by proceeds from debt issued of approximately $20.5 million as well as proceeds from stock and warrant issuances of approximately $11.3 million. The Company has quarterly payment obligations related to its bank debt of $300,000 per quarter in addition to minimal monthly payments for notes payable arising from the purchase of vehicles and equipment.

Related Party Transactions

The issuance of the Secured Note and an Unsecured Note to Energy Evolution as described below are related party transactions for accounting purposes, but are not required to be disclosed under Item 13 of this Form 10-K.

Senior Secured Convertible Note

On May 14, 2021, Empire New Mexico entered into a Senior Secured Convertible Note Agreement (the “Secured Note”) in the amount of $16,250,000 with Energy Evolution Master Fund, Ltd., a related party (“Energy Evolution”). The Secured Note was collateralized by all assets of Empire New Mexico prior to its conversion to common stock in December 2021. Due to the terms of the Secured Note, the transaction had the following non-cash elements for the year ended December 31, 2021:

-	A debt discount of $2.2 million
-	$2.2 million in derivative liability considerations, including the valuation of the redemption option
-	Non-cash interest expense of $7.4 million

On September 29, 2021 the parties entered into a Loan Modification Agreement pursuant to which Energy Evolution exchanged $6,500,000 in principal under the Secured Note in exchange for 1,326,302 shares of common stock, warrants to purchase 500,000 shares of the Company’s common stock at $5 per share and amended certain terms of the remaining $5,700,000 of principal under the Secured Note.

On December 30, 2021, the Secured Note was amended to allow full conversion of the remaining balance and Energy Evolution converted 100% of the remaining principal ($5.7 million) and accrued interest ($55,000) outstanding at that date into 1,154,085 shares of the Company’s common stock.

Unsecured Convertible Notes

In May 2021 the Empire New Mexico entered into $3,243,000 of Unsecured Convertible Notes (the “Unsecured Notes”) with a group of accredited investors, including the Company’s related party Energy Evolution, constituting $1,500,000 of the total Unsecured Convertible Notes. The Unsecured Notes had a maturity of May 9, 2022 with a single payment and interest at 5%. The Unsecured Note holders had the ability to convert their notes to common stock of the Company at the lesser of $5 per share or the price per share offered by the Company if the Company has a future capital raise for an aggregate 648,600 shares of common stock (without giving effect to any interest that may be converted). At December 31, 2021 $2,918,000 of the Unsecured Notes had been converted into 583,600 shares of common stock of the Company and 5,594 shares of common stock have been issued as payment for accrued interest on the Unsecured Note. The remaining Unsecured Notes in the amount of $325,000 were repaid in September 2021. Amortization of these notes was recorded as a non-cash interest expense of approximately $545,000.

The Company determined the embedded conversion features of the Unsecured Notes were equity-classified financing instruments. The fair value of the conversion feature was determined using a beneficial conversion model based on a 60-day weighted average stock price and the maximum number of shares to be received if converted. As issuance, the amount recorded to additional paid in capital was $544,824. The discount associated with these transactions is amortized under the interest method and resulted in interest expense of $544,824 for the year ended December 31, 2021.

As an inducement for investors to enter into the Unsecured Convertible Notes, the Company’s Chief Executive Officer and President collectively offered to each investor the right to purchase a number of shares of common stock equal to 40% of such investor’s principal balance under its Unsecured Convertible Note at $3 per share (the “right to buy”). Energy Evolution exercised its right to buy 150,000 shares of the Company’s common stock. In conjunction with the conversion of the Unsecured Notes, each of the Company’s Chief Executive Officer and President partially exercised a warrant and options to purchase 160,900 shares at an exercise price of $1.00 and $1.32 respectively. The Company determined that offering the “right to buy” shares resulted in a non-cash expense of $989,155 of the Company based on the fair value of contributions made by the Company’s Chief Executive Officer and President on its behalf. The fair value of the “right to buy” shares was determined using a Black-Scholes model. The expense is included in General and Administrative in the Consolidated Statement of Operations.

Effective Tax Rate

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

Oil and Natural Gas Properties

The Company uses the successful efforts method of accounting for oil and natural gas operations. Under this method, costs to acquire oil and natural gas properties, drill successful exploratory wells, drill and equip development wells, and install production facilities are capitalized. Exploration costs, including unsuccessful exploratory wells, geological and geophysical are charged to operations as incurred. Depreciation, depletion and amortization of the leasehold and development costs that are capitalized for proved oil and natural gas properties are computed using the units-of-production method, at the field level, based on total proved reserves and proved developed reserves, respectively, as estimated by independent petroleum engineers. Oil and natural gas properties are periodically assessed for impairment whenever changes in facts and circumstances indicate a possible significant deterioration in the future cashflows expected to be generated by an asset group, but at least annually. Individual assets are grouped for impairment purposes at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, generally on a state-by-state basis. All of our properties are located within the continental United States.

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

Impairment of Oil and Gas Properties

Management’s assessment of the results of commodity price outlooks, planned future sales or expiration of all or a portion of such leaseholds impact the amount and timing of impairment provisions. An impairment expense could result if oil and gas prices decline in the future as it may not be economic to develop some of these unproved properties.

Oil and Natural Gas Reserve Quantities

Reserve quantities and the related estimates of future net cash flows affect periodic calculations of depletion, impairment of oil and natural gas properties, and asset retirement obligations. Proved oil and natural gas reserves are the estimated quantities of oil, natural gas and NGLs which geological and engineering data demonstrate with reasonable certainty to be recoverable in future periods from known reservoirs under existing economic and operating conditions. Reserve quantities and future cash flows included in this report are prepared in accordance with guidelines established by the SEC and the Financial Accounting Standards Board (“FASB”). The accuracy of reserve estimates is a function of:

-	The quality and quantity of available data;
-	The interpretation of that data;
-	The accuracy of various mandated economic assumptions; and
-	The judgments of the persons preparing the estimates.

Proved reserves information included in this report is based on estimates prepared by independent petroleum engineers, Cawley Gillespie &Associates. The independent petroleum engineers evaluated 100% of the Company’s estimated proved producing reserve quantities and their related future net cash flows as of December 31, 2021. Estimates prepared by others may be higher or lower than these estimates. Because these estimates depend on many assumptions, all of which may differ substantially from actual results, reserve estimates may be different from the quantities of oil and natural gas that are ultimately recovered. Management may make revisions to reserve estimates throughout the year as additional information becomes available. Management makes changes to depletion rates, impairment calculations, and asset retirement obligations in the same period that changes to reserve estimates are made.

Depreciation, Depletion and Amortization

The rate used to calculate and record DD&A is dependent upon estimates of total proved developed reserves, which incorporate various assumptions and future projections. If the estimates of total proved or proved developed reserves decline, DD&A expense increases. Such a decline in reserves may result from lower commodity prices, which may make it uneconomic to operate wells due to higher cost fields. Management is unable to predict changes in reserve quantity estimates as such quantities are dependent on the success of executing the Company’s mission as well as future economic conditions.

Asset Retirement Obligation

Asset retirement obligations (“AROs”) consist primarily of estimated future costs associated with the plugging and abandonment of oil and natural gas wells, removal of equipment and facilities from leased acreage, and land restoration in accordance with applicable local, state and federal laws. The discounted fair value of an ARO liability is required to be recognized in the period in which it is incurred, with the associated asset retirement cost capitalized as part of the carrying cost of the oil and natural gas asset. The recognition of an ARO requires that management make numerous assumptions regarding such factors as the estimated probabilities, amounts and timing of settlements; the credit-adjusted risk-free rate to be used; inflation rates; and future advances in technology. In periods subsequent to the initial measurement of the ARO, we must recognize period-to-period changes in the liability resulting from the passage of time and revisions to either the timing or the amount of the original estimate of undiscounted cash flows. Increases in the ARO liability due to passage of time impact net income as accretion expense. The related capitalized cost, including revisions thereto, is charged to expense through DD&A over the life of the field.

Stock-Based Compensation

The Company recognized stock-based compensation expense associated with restricted stock units, which consists of time-based awards. The Company accounts for forfeitures of equity-based incentive awards as they occur. Stock-based compensation expense related to time-based restricted stock units is based on the price of the Company’s common stock, $0.001 par value per share on the grant date. The Company classifies grants to be settled in shares as equity awards.

Income Taxes and Uncertain Tax Positions

The Company’s tax provision is based upon the tax laws and rates in effect in the applicable jurisdiction in which operations are conducted and income is earned. As part of the process of preparing the consolidated financial statements, management is required to estimate the income tax provision. This process involves estimating the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation, amortization and certain accrued liabilities for tax and accounting purposes. The effective tax rate for financial statement purposes is 0% for all periods presented.

Deferred tax expense or benefit represents the change in the balance of deferred tax assets or liabilities. Valuation allowances are established to reduce deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2021 and 2020, a valuation allowance for deferred tax assets was recorded.

Management applies the accounting standards related to uncertainty in income taxes. This accounting guidance clarifies the accounting for uncertainties in income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the consolidated financial statements. It requires that we recognize in the consolidated financial statements the financial effects of a tax position, if that position is more likely than not of being sustained upon examination, including resolution of any appeals or litigation processes, based upon the technical merits of the position. It also provides guidance on measurement, classification, interest, penalties and disclosure. The Company has no uncertain tax positions at either December 31, 2021 or December 31, 2020.

Revenue Recognition

The Company predominantly derives its revenue from the sale of produced oil, natural gas and NGLs. Revenues are recognized when the recognition criteria of FASB ASC Topic 606, Revenue from Contracts with Customers, are met, which generally occurs at the point in which title passes to the customers. We receive payment from one to three months after delivery. At the end of each quarter, we estimate the amount of production delivered to purchasers and the price we will receive. Variances between our estimated revenue and actual payment are recorded in the month the payment is received. Historically, differences have been insignificant.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide this information.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements of the Company are set forth at the end of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control - Integrated Framework.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control - Integrated Framework. Based on our evaluation under that framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2021 due to a material weakness.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a possibility that a material misstatement in our interim financial statements will not be prevented or detected on a timely basis. A material weakness in internal control application was discovered related to the internal controls over financial reporting, including disclosures around complex and non-routine transactions. Management believes the Company’s lack of sufficient accounting personnel with appropriate accounting expertise to appropriately apply GAAP for complex and non-routine transactions and prepare associated financial statement disclosures amounts to a material weakness in its internal control over financial reporting.

As a result, at December 31, 2021 and on the date of this Report, its internal control over financial reporting is not effective.

Management’s Plant to Remediate the Material Weakness

Management has evaluated the material weakness described above and is in the process of updating its design and implementation of internal control over financial reporting to remediate the aforementioned material weakness and enhance the Company’s internal control environment, including the hiring of our Chief Accounting Officer in October 2021 and will continue to increase our accounting and financial reporting capacity to effectively gather, analyze and review information related to financial reporting in a timely manner. However, the implemented and enhanced controls have not operated for a sufficient period of time to demonstrate that the material weakness was remediated as of, or subsequent to, December 31, 2021. We are committed to continuing to improve our internal control processes and will continue to diligently and vigorously review our financial reporting controls and procedures.

Changes in Internal Controls over Financial Reporting

While we continue to implement design enhancements to our internal control procedures, we believe that, other than the changes described above regarding the ongoing remediation efforts, there were no changes to our internal control over financial reporting which were identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) under the Exchange Act during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of Registered Public Accounting Firm

This Annual Report does not contain an attestation report of our independent registered public accounting firm related to internal control over financial reporting because the rules for smaller reporting companies provide an exemption from the attestation requirement.

ITEM 9B.	OTHER INFORMATION.

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following lists the directors and executive officers of the Company:

Name	Age	Position
Thomas W. Pritchard	60	Chief Executive Officer and Director
Michael R. Morrisett	58	President and Director
Eugene J. Sweeney	54	Chief Operating Officer
Anthony N. Kamin	61	Director and Co-Chairman of the Board
Phil E. Mulacek	61	Director and Co-Chairman of the Board
Benjamin J. Marchive II	42	Director
Mason H. Matschke	59	Director

Directors hold office until their successors are elected by the stockholders of the Company and qualified.  Executive officers serve at the pleasure of the Board of Directors.

Recommendation of Nominees to the Company's Board of Directors

The Company’s Board of Directors does not have a nominating committee.  On November 19, 2021, the Company’s Board adopted resolutions requiring the independent directors of the Board (the “Independent Directors”) to participate in the consideration of director nominees and recommend for the Board’s selection the director nominees. The Independent Directors will consider director candidates submitted to them by other directors, employees and stockholders. The Independent Directors may engage professional search firms to assist them in identifying and evaluating potential candidates. Any stockholder recommendations of candidates proposed for consideration by the Independent Directors should include the candidate’s name and qualifications for director, reasons for the recommendation and the candidate’s written consent to being considered as a director nominee and should be addressed to: Attention: Independent Directors, c/o Secretary, 2200 S. Utica Place, Suite 150, Tulsa, Oklahoma 74114. The Independent Directors may require the stockholder submitting the recommendation or the recommended candidate to furnish such other information as the Independent Directors may reasonably request. In addition, the Company’s Amended and Restated Bylaws provide a process for stockholders to nominate directors for consideration at a meeting of stockholders. In considering prospective nominees for the Board, the Independent Directors will endeavor to find individuals of high integrity who have a solid record of accomplishment in their chosen fields and who possess the qualifications, qualities and skills to effectively represent the best interests of all stockholders. Candidates are selected for their ability to exercise good judgment and provide practical insights and diverse perspectives. The Independent Directors consider the following qualifications at a minimum to be required in recommending to the Board potential new Board members or the continued service of existing members:

•	an attained position of leadership in the candidate’s field of endeavor;
•	business and/or financial expertise;
•	integrity;
•	objectivity;
•	demonstrated exercise of sound business judgment;
•	expertise relevant to Empire Petroleum’s lines of business;
•	corporate governance experience;
•	ability to serve the interests of all stockholders;
•	ability to devote the time, energy and attention as may be necessary to properly discharge his or her responsibilities as a director; and
•	independence; at least 50% of the Board shall consist of independent directors, as defined in the rules of the NYSE American.

Other than the foregoing, there are no stated minimum criteria for director nominees, although the Independent Directors may also consider such other factors as they may deem are in the best interests of the Company and its stockholders. When considering potential nominees for the Board, the  Independent Directors will consider the criteria above and each potential nominee’s individual skills and qualifications in context of the current composition of the Board and needs of the Board at such time. In connection therewith, the Independent Directors will consider diversity in professional background, experience, expertise, perspective, age, gender and ethnicity with respect to Board composition as a whole, although the Board does not have a specific diversity policy. With respect to diversity, particular emphasis is placed on identifying candidates whose skills and characteristics complement and augment the make-up of the Board as a whole and the needs of the Board given the circumstances of the Company. If the Company is legally required by contract or otherwise to provide third parties with the ability to nominate and/or appoint directors (e.g., the Company’s Series A Voting Preferred Stock), the selection and nomination of such directors is not subject to the foregoing process.

Identification of Audit Committee; Audit Committee Financial Expert

The Company has a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the Exchange Act.  The audit committee’s members are Anthony Kamin and Mason Matschke, both of whom are independent under the current director independence standards of the NYSE American.  The Board has determined the Company does not have an audit committee financial expert serving on its audit committee.  The Board has determined that both Messrs. Kamin and Matschke are able to read and understand fundamental financial statements and are financially sophisticated as contemplated under the rules of the NYSE American.  The Board does not have an audit committee financial expert because it has not recruited one but will periodically review the need to add an expert.

Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics that applies to all of the Company's directors and employees, including the Company's principal executive officer, principal financial officer and principal accounting officer or persons performing similar functions.  The Code of Business Conduct and Ethics is available on the Company’s website at https://empirepetroleumcorp.com under the “Investor Relations – Corporate Governance” caption.  If the Company amends or waives a provision of the Code of Business Conduct and Ethics that applies to the principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions, the Company will post the amendment or waiver at the same location on the Company’s website.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, officers, and persons who beneficially own more than 10 percent of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company.

Based solely on a review of the reports filed with the SEC and any written representations that no other reports were required during the year ended December 31, 2021, to the Company's knowledge, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners during the year ended December 31, 2021 were complied with on a timely basis, except that the initial report for (a) each of Messrs. Marchive and Matschke and Energy Evolution Master Fund, Ltd. was filed late and (b) Mr. Pritchard inadvertently omitted a holding which was later reported on a year-end report on Form 5.

ITEM 11.	EXECUTIVE COMPENSATION.

Executive Compensation

The following table set forth certain information regarding compensation of the Company's named executive officers. The persons named below constitute all of the executive officers of the Company as of December 31, 2021. On August 18, 2021, each of Messrs. Pritchard and Morrisett entered into an Employment Agreement with the Company.  For additional information regarding their employment agreements, see “Employment Agreements” below.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards	Option Awards[1] ($)	Non-Equity Incentive Plan Compensation ($)	Life Insurance Premiums Paid ($)	All Other Compensation ($)		Total ($)

Thomas W. Pritchard	2021	250,000	125,000	—	—	—	8,989	10,302	(3)	394,291
Chief Executive Officer	2020	226,667	287,750	—	779,800	—	—	174,900	(2)	1,469,117
Michael R. Morrisett	2021	250,000	125,000	—	—	—	8,902	20,987	(3)	404,889
President	2020	226,667	287,750	—	779,800	—	—	174,900	(2)	1,469,117

_______________________

1 For further information on the assumptions used in the valuation of these awards, see Note 11 included in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. The amounts shown do not represent the amounts paid to the executives.

2 On December 31, 2020, warrant certificates issued to Messrs. Pritchard and Morrisett pursuant to which each such named executive officer had the right to acquire 125,000 shares of the Company’s common stock at an exercise price of $1.00 per share were extended so that such warrant certificates can be exercised on or before April 2, 2029 to make such grants consistent with the 2019 Stock Plan. On December 31, 2020, each of Messrs. Pritchard and Morrisett were issued options to acquire 500,000 shares of the Company’s common stock at an exercise price of $1.40 per share under the 2019 Stock Plan.

3 All Other Compensation in 2021 consists of vehicle allowances and club dues.

Director Compensation

Annual compensation for non-employee board members, as established in August 2021, is as follows:

•	Non-chair, non-employee board members - $80,000 per year, with pro-rata adjustments based on date of service as necessary
•	Chair, non-employee board members – additional $9,000 per quarter with pro-rata adjustments based on date of service as necessary
•	30,000 shares of the Company’s common stock granted at December 31, 2021 with pro-rata adjustments based on date of service
•	The Company reimburses directors for out-of-pocket expenses in connection with attending Board and committee meetings
•	The Company does not pay its employees who serve on the Board of Directors any additional compensation for Board membership

The following table shows total compensation received in 2021 by each of the Company’s non-employee directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards[1] ($)	Total ($)
Anthony N. Kamin	116,000	—	116,000
Phil E. Mulacek	23,200	—	23,200
Benjamin J. Marchive II	16,000	—	16,000
Mason H. Matchske	53,333	—	53,333

1 As of December 31, 2021, Mr. Kamin had outstanding options to acquire 75,000 shares related to a 2020 grant date.

Outstanding Equity Awards at December 31, 2021

The following table sets forth certain information regarding outstanding equity awards of the Company's named executive officers.

	Option Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option Exercise Price ($)	Option Expiration Date
Thomas Pritchard	589,100	—	—	1.32	4/2/2029
	500,000	—	—	1.40	12/31/2030

Michael Morrisett	589,100	—	—	1.32	4/2/2029
	500,000	—	—	1.40	12/31/2030

Employment Agreements

On August 18, 2021 (the “Effective Date”), the Company entered into an Employment Agreement with Thomas W. Pritchard, Chief Executive Officer of the Company.

The initial term of Mr. Pritchard’s Employment Agreement is three years; provided, however, that commencing on the third anniversary of the Effective Date of the Employment Agreement and each subsequent annual anniversary date, the term shall be automatically extended so as to terminate one year from such anniversary date, unless written notice of non-renewal is delivered by the Company or Mr. Pritchard within certain time periods.

Mr. Pritchard’s initial guaranteed minimum base salary is $250,000 per year (“Guaranteed Base Salary”), but to the extent that funds are available and subject to the discretion of the Board of Directors of the Company (the “Board”), the Company may pay Mr. Pritchard additional salary compensation up to the maximum amount of $35,000 per year. Mr. Pritchard is eligible to receive a target annual bonus of 100% of his Actual Base Salary (as defined in the Employment Agreement) for each calendar year during the term of the Employment Agreement, with the actual amount of such bonus determined at the discretion of the Board based on performance targets established by the Board. Mr. Pritchard is eligible to participate in the Company’s long-term equity incentive program adopted by the Board; provided that he is entitled to an annual award of 25,000 shares of common stock of the Company.

If Mr. Pritchard’s employment with the Company terminates for any reason, including Disability (as defined in the Employment Agreement) or death, Mr. Pritchard will be entitled to a lump sum cash payment consisting of his pro rata Actual Base Salary as earned and unpaid, and unreimbursed expenses, through the date of termination (collectively, the “Accrued Amounts”). In each case, any unvested equity awards held by Mr. Pritchard will vest and payout only in accordance with the applicable award agreements for such equity awards.

If Mr. Pritchard’s employment is terminated by the Company for convenience or Mr. Pritchard resigns for Good Reason (as defined in the Employment Agreement), then, in addition to the Accrued Amounts, Mr. Pritchard will be entitled to the following:

•             monthly payments of his Guaranteed Base Salary for the Severance Period; and

•             monthly payments equivalent to the cost of COBRA for a certain period of time.

Severance Period is defined in Mr. Pritchard’s Employment Agreement as 12 months if his employment is terminated on or before the first anniversary of the Effective Date and such period is increased by three months for each consecutive year that he remains employed by the Company; provided that the Severance Period can never be greater than 24 months. Payment of such amounts are conditioned on Mr. Pritchard’s execution and delivery to the Company of a waiver and release and his compliance with the covenants regarding confidentiality, non-competition, non-solicitation and intellectual property set forth in the Employment Agreement.

On August 18, 2021, the Company also entered into an Employment Agreement with Michael R. Morrisett, President of the Company. The terms and conditions of Mr. Morrissett’s Employment Agreement are identical in all material respects to Mr. Pritchard’s Employment Agreement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Authorized for Issuance under Equity Compensation Plans

On April 3, 2019, the Board of Directors of the Company adopted the Empire Petroleum Corporation 2019 Stock Option Plan (the "Stock Option Plan"). The total number of shares of common stock that may be issued pursuant to stock options under the Stock Option Plan is 2,500,000. Further, on April 3, 2019 the Company granted Mr. Pritchard and Mr. Morrissett each, options to purchase 625,000 shares of common stock of the Company at an exercise price of $1.32 per share. On December 31, 2020, the Company granted certain members of management and a member of the Board of Directors options to purchase 1,250,000 shares of common stock of the Company at an exercise price of $1.40 per share. No further grants will be made under the Stock Option Plan.

On August 27, 2021, the Board of Directors of the Company adopted the Empire Petroleum Corporation 2021 Stock and Incentive Compensation Plan (the “Incentive Plan”). The total number of shares of common stock that may be issued pursuant to the Incentive Plan is 750,000. As of December 31, 2021, grants were made amounting to 187,500 options.

	(a)	(b)	(c)
			Number of securities
			remaining available
			for future
	Number of securities		issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options	outstanding options	securities reflected
Plan Category	and rights	and rights	in column (a)

2019 Plan:
Equity compensation plans
not approved by security holders
	2,500,000	$1.36	—

2021 Plan:
Equity compensation plans
approved by security holders	187,500	$12.20	562,500
Total	2,687,500		562,500

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our Common Stock as of March 15, 2022 for:

* Each person who is known to own beneficially more than 5% of our outstanding Common Stock;

* Each of our executive officers and directors; and

* All executive officers and directors as a group.

The percentage of beneficial ownership for the following table is based on 19,855,107 shares of Common Stock outstanding as of March 15, 2022.

Unless otherwise indicated below, to the Company's knowledge, all persons and entities listed below have sole voting and investment power over their shares of Common Stock.

Security Ownership of Certain Beneficial Owners

Name and address of beneficial owner	Amount and nature of beneficial ownership		Percent of class (1)

Puckett Land Company	1,000,000		5%
5460 S. Quebec St., Suite 250
Greenwood Village, CO 80111

Energy Evolution Master Fund, LTD	5,466,637	(2)	26.86%
25025 I-45 North, Suite 420
The Woodlands, Texas 77380

Total	6,466,637		31.77%

_______________________

(1)   The percentage ownership for each person or entity is calculated in accordance with the rules of the SEC, which provide that any shares a person or entity is deemed to beneficially own by virtue of having a right to acquire shares upon the conversion of options or other rights are considered outstanding solely for purposes of calculating such person's percentage ownership.

(2)   Includes 500,000 of common stock shares issued upon exercise of $5.00 warrants.

Security Ownership of Management

Name and address of beneficial owner	Amount and nature of beneficial ownership		Percent of class (1)

Michael R. Morrisett	1,512,382	(2)	7.22%
President and Director
2200 South Utica Place, Suite 150
Tulsa, Oklahoma 74114

Thomas W. Pritchard	1,108,683	(3)	5.29%
Chief Executive Officer and Director
2200 South Utica Place, Suite 150
Tulsa, Oklahoma 74114

Anthony Kamin	1,374,528	(4)	6.64%
Director and Board Co-Chairman
2200 South Utica Place, Suite 150
Tulsa, Oklahoma 74114

Phil Mulacek	3,424,021	(5)	17.13%
Director and Board Co-Chairman
25025 I-45 North, Suite 420
The Woodlands, Texas 77380

Eugene J. Sweeney	92,500	(6)	0.47%
Chief Operating Officer
2200 South Utica Place, Suite 150
Tulsa, Oklahoma 74114

Mason H. Matschke	660,277	(7)	3.32%
Director
2200 South Utica Place, Suite 150
Tulsa, Oklahoma 74114

Benjamin J. Marchive II	—		0%
Director
2200 South Utica Place, Suite 150
Tulsa, Oklahoma 74114
Total	8,172,391		40.07%

(1)   The percentage ownership for each person is calculated in accordance with the rules of the SEC, which provide that any shares a person is deemed to beneficially own by virtue of having a right to acquire shares upon the conversion of options or other rights are considered outstanding solely for purposes of calculating such person's percentage ownership.

(2)  The total includes options to purchase 1,089,100 shares of common stock at an exercise price of $1.32 and $1.40 per share.

(3)   The total includes options to purchase 1,089,100 shares of common stock at an exercise price of $1.32 and $1.40 per share, and 19,583 shares owned by Pritchard Energy Partners.

(4)   The total includes options to purchase 75,000 shares of common stock at an exercise price of $1.40 per share, 125,000 shares of common stock issued upon the exercise of $0.60 warrants, 625 shares of common stock issued upon the exercise of $1.00 warrants, and 625,000 shares of common stock issued upon the exercise of $2.00 warrants.

(5)  The total includes 137,000 common stock shares issued upon the exercise of $2.00 warrants.

(6)  The total includes options to purchase 62,500 shares of common stock at an exercise price of $12.20 per share and 15,000 shares issued upon the exercise of $2.00 warrants.

(7)  The total includes 16,875 common shares issued upon the conversion of $2.00 warrants.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Director Independence

The Company’s common stock is currently listed on the NYSE American. Under the corporate governance standards of the NYSE, generally, a director does not qualify as independent if the director (or in some cases, members of the director’s immediate family) has, or in the past three years has had, certain relationships or affiliations with the Company, the Company’s auditors or other companies that do business with the Company. The Company’s Board of Directors has determined that all of the Company’s directors, except Messrs. Pritchard and Morrisett, are independent under the NYSE standards. The Board determined that none of the independent directors has any material relationship with the Company that could impair such individual’s independence. Messrs. Pritchard and Morrisett are not considered to be independent directors because of their employment as executive officers of the Company. Each member of each of the Company’s Audit and Compensation Committees also qualifies as independent under NYSE standards.

Related Party Transactions

For information regarding a joint development agreement and loan agreement entered into with Petroleum & Independent Exploration, LLC, an entity controlled by the Company’s Co-Chairman of the Board (Phil E. Mulacek), see Note 5 to the financial statements of the Company set forth at the end of this Form 10-K. Neither Petroleum & Independent Exploration, LLC nor Phil E. Mulacek was a related party at the time the Company entered into the joint development agreement and loan agreement.

ITEM 14.	FEES OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.

The following is a summary of the fees billed or to be billed to the Company by Moss Adams and HoganTaylor LLP, the Company's current and former independent registered public accounting firms, respectively, for professional services rendered for the fiscal years ended December 31, 2021 and December 31, 2020 in which each firm was the designated independent auditor:

Fee Category	Fiscal 2021 Fees	Fiscal 2020 Fees

Audit Fees (1)	$453,250	$265,000
Audit - Related Fees (2)	—	—
Tax Fees	—	—
All Other Fees (3)	—	—

Total Fees	$453,250	$265,000

(1)  Audit Fees consist of aggregate fees billed for professional services rendered for the audit of the Company's annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for the years ended December 31, 2021 and December 31, 2020, respectively. These include work performed for the 8-K/A, S-3, and S-8 filings.

(2)  Audit-Related fees consist of aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit Fees."

(3)  All Other Fees consist of aggregate fees billed for products and services provided by independent auditors, other than those disclosed above.

Audit Committee Pre-Approval Policies and Procedures

Beginning in 2022, the Audit Committee is responsible for the appointment, compensation and oversight of the work of the independent registered public accounting firm and approves in advance any services to be performed by the independent registered public accounting firm, whether audit-related or not.  The Audit Committee reviews each proposed engagement to determine whether the provision of services is compatible with maintaining the independence of the independent registered public accounting firm.  As no Audit Committee was in place as of December 31, 2021, all of the fees shown above were pre-approved by the entire Board of Directors.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	(1) Financial Statements

The financial statements under this item are included in Item 8 of Part II.

(2) Schedules

NONE

(3) Exhibits

Exhibit No.	Description

2.1	Purchase and Sale Agreement dated as of April 6, 2020, by and between Pardus Oil & Gas, LLC and Pardus Oil & Gas Operating GP, LLC and Empire Texas LLC (incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K dated April 6, 2020, which was filed on April 10, 2020).
2.2	Purchase and Sale Agreement dated as of March 12, 2021, by and between Empire New Mexico LLC and XTO Holdings, LLC (incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K dated May 14, 2021, which was filed on May 17, 2021).

3.1	Amended and Restated Certificate of Incorporation of Empire Petroleum Corporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K dated March 4, 2022, which was filed on March 9, 2022).
3.2	Certificate of Designation of Series A Voting Preferred Stock of Empire Petroleum Corporation (incorporated herein by reference to Exhibit 3.2 to the Company’s Form 8-K dated March 4, 2022, which was filed on March 9, 2022).

3.3	Amended and Restated Bylaws of Empire Petroleum Corporation (incorporated herein by reference to Exhibit 3.3 to the Company’s Form 8-K dated March 4, 2022, which was filed on March 9, 2022).
4.1	Description of the Common Stock of Empire Petroleum Corporation (submitted herewith).
4.2	Senior Secured Convertible Note due December 31, 2021 (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K dated May 14, 2021, which was filed on May 20, 2021).

4.3	Common Share Warrant Certificate No. Energy Evolution-1 dated May 14, 2021 (incorporated herein by reference to Exhibit 4.2 to the Company’s Form 8-K dated May 14, 2021, which was filed on May 20, 2021).

4.4	Form of Unsecured Convertible Note due May 9, 2022 (incorporated herein by reference to Exhibit 4.3 to the Company’s Form 8-K dated May 14, 2021, which was filed on May 20, 2021).
10.1*	Empire Petroleum Corporation 2019 Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K dated April 3, 2019, which was filed on April 9, 2019).
10.2*	Form of Non-Qualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.2 to the Company's Form 8-K dated April 3, 2019, which was filed on April 9, 2019).
10.3	Senior Revolver Loan Agreement dated as of September 20, 2018 by and between Empire Louisiana, LLC and CrossFirst Bank (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K dated September 20, 2018 filed on September 25, 2018).

10.4	First Amendment to Senior Revolver Loan Agreement, dated as of March 27, 2019, by and between Empire Louisiana LLC, Empire North Dakota LLC and CrossFirst Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated March 27, 2019, which was filed on April 2, 2019).

10.5	Securities Purchase Agreement dated as of August 6, 2020, by and between Empire Petroleum Corporation and Petroleum Independent & Exploration LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated August 6, 2020, which was filed on August 11, 2020).

10.6	Common Share Warrant Certificate No. PIE-1 dated August 6, 2020 (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K dated August 6, 2020, which was filed on August 11, 2020).
10.7	Common Share Warrant Certificate No. PIE-2 dated August 6, 2020 (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K dated August 6, 2020, which was filed on August 11, 2020).
10.8	Common Share Warrant Certificate No. PIE-3 dated August 6, 2020 (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K dated August 6, 2020, which was filed on August 11, 2020).
10.9	Common Share Warrant Certificate No. PIE-4 dated August 6, 2020 (incorporated herein by reference to Exhibit 10.5 to the Company’s Form 8-K dated August 6, 2020, which was filed on August 11, 2020).
10.10	Loan Agreement dated as of August 6, 2020, by and between Empire Texas LLC and Petroleum Independent & Exploration LLC (incorporated herein by reference to Exhibit 10.6 to the Company’s Form 8-K dated August 6, 2020, which was filed on August 11, 2020).

10.11

Second Amendment to Senior Revolver Loan Agreement, dated as of June 30, 2020, by and between Empire Louisiana LLC, Empire North Dakota LLC and CrossFirst Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated September 30, 2020, which was filed on October 6, 2020).

10.12	Third Amendment to Senior Revolver Loan Agreement, dated as of December 31, 2020, by and between Empire Louisiana LLC, Empire North Dakota LLC and CrossFirst Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated March 10, 2021, which was filed on March 15, 2021).

10.13	Letter Agreement dated as of March 11, 2021 by and between Empire Petroleum Corporation and Petroleum Independent & Exploration LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K dated March 10, 2021, which was filed on March 15, 2021).

10.14	Form of Securities Purchase Agreement entered into by and between Empire Petroleum Corporation and investors (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated March 30, 2021, which was filed on April 1, 2021).

10.15*	Form of Common Share Warrant Certificate issued by Empire Petroleum Corporation (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K dated March 30, 2021, which was filed on April 1, 2021).

10.16	Fourth Amendment to Senior Revolver Loan Agreement, dated as of July 7, 2021, by and between Empire Louisiana LLC, Empire North Dakota LLC, and CrossFirst Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated July 30, 2021, which was filed on August 4, 2021).

10.17	Employment Agreement dated as of August 18, 2021, by and between Empire Petroleum Corporation and Thomas W. Pritchard (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated August 18, 2021, which was filed on August 24, 2021).

10.18	Employment Agreement dated as of August 18, 2021, by and between Empire Petroleum Corporation and Michael R. Morrisett (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K dated August 18, 2021, which was filed on August 24, 2021).

10.19	Loan Modification Agreement dated as of September 29, 2021, by and among Empire New Mexico LLC d/b/a Green Tree New Mexico, Empire Petroleum Corporation and Energy Evolution Master Fund, Ltd. (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated September 29, 2021, which was filed on October 5, 2021).

10.20	Pledge and Security Agreement dated as of September 29, 2021, made by Empire Petroleum Corporation in favor of Energy Evolution Master Fund, Ltd. (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K dated September 29, 2021, which was filed on October 5, 2021).

10.21	Common Share Warrant Certificate dated as of September 30, 2021 issued by Empire Petroleum Corporation in favor of Energy Evolution Master Fund, Ltd. (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K dated September 29, 2021, which was filed on October 5, 2021).

10.22*	Empire Petroleum Corporation 2021 Stock and Incentive Compensation Plan (incorporated herein by reference to the Company’s Information Statement on Schedule 14C filed August 31, 2021).
10.23	Conversion Notice and Note Amendment dated as December 30, 2021 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated December 30, 2021, which was filed on January 6, 2022).

10.24*	Form of Non-Qualified Stock Option Award Agreement (submitted herewith).
10.25*	Form of Restricted Stock Units Award Agreement (Non-Employee Directors) (submitted herewith).
10.26*	Form of Restricted Stock Units Award Agreement (Executive Officers) (submitted herewith).
23.1	Consent of Moss Adams LLP (submitted herewith).
23.2	Consent of HoganTaylor LLP (submitted herewith).
23.3	Consent of Cawley, Gillespie & Associates, Inc. (submitted herewith).
31.1	Rule 13a – 14(a)/15d – 14(a) Certification of Thomas Pritchard, Chief Executive Officer (submitted herewith).
31.2	Rule 13a – 14(a)/15d – 14(a) Certification of Michael R. Morrisett, principal financial officer (submitted herewith).
32.1	Section 1350 Certification of Thomas Pritchard, Chief Executive Officer (submitted herewith).
32.2	Section 1350 Certification of Michael R. Morrisett, principal financial officer (submitted herewith).
99.1	Cawley, Gillespie & Associates, Inc. Summary Report (submitted herewith).
101	Financial Statements for XBRL format (submitted herewith).

*Indicates a management contract or compensatory plan identified under the requirements of Item 15 of Form 10-K.

ITEM 16.	FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Empire Petroleum Corporation

Date: March 31, 2022	By:	/s/ Michael R. Morrisett
Name: Michael R. Morrisett
Title: President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael R. Morrisett	Director and President	March 31, 2022
MICHAEL R. MORRISETT	(Principal Financial Officer)

/s/ Thomas Pritchard	Chief Executive Officer and Director	March 31, 2022
THOMAS PRITCHARD	(Principal Executive Officer)

/s/ Angela M. Baker	Chief Accounting Officer	March 31, 2022
ANGELA M. BAKER	(Principal Accounting Officer)

/s/ Anthony J. Kamin	Director and Co-Chairman of the Board	March 31, 2022
ANTHONY J. KAMIN

/s/ Phil E. Mulacek	Director and Co-Chairman of the Board	March 31, 2022
PHIL E. MULACEK

/s/ Mason Matschke	Director	March 31, 2022
MASON MATSCHKE

/s/ Benjamin J. Marchive II	Director	March 31, 2022
BENJAMIN J. MARCHIVE II

EMPIRE PETROLEUM CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Empire Petroleum Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Empire Petroleum Corporation and subsidiaries (the “Company”) as of December 31, 2021, the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended, and the related notes to the consolidated financial statements (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of Related Party Convertible Debt and the Valuation of the Embedded Conversion Option Thereof

As described in Note 9 to the consolidated financial statements, on May 14, 2021 the Company’s wholly owned subsidiary Empire New Mexico entered into a Senior Secured Convertible Note Agreement (the “Secured Note’”) with Energy Evolution Master Fund, Ltd. (“Energy Evolution”), a related party, pursuant to which a portion of the Secured Note was convertible into common shares of the Company at the election of Energy Evolution. The value of the embedded conversion option of the Secured Note was bifurcated and accounted for separately as a derivative financial instrument; the derivative was initially recorded at fair value at the inception date and was revalued at each subsequent quarter-end date. On September 29, 2021 the parties entered into a Loan Modification Agreement (the “Amended Secured Note”) pursuant to which the Company induced the conversion of principal by Energy Evolution into common stock by increasing the maximum principal amount then convertible by Energy Evolution, issued Energy Evolution warrants to purchase additional shares of common stock at $1.25 per share and established that interest payments were to be paid in-kind or in cash at Energy Evolution’s election. Upon conversion of the amended maximum principal convertible, the remaining principal outstanding under the Secured Note became convertible into shares of common stock, the maturity date of the Secured Note was extended and the parties amended certain other terms of the Secured Note. The previously existing bifurcated derivative liability was extinguished in connection with this Amended Secured Note as Energy Evolution had fully converted the maximum amount and the Company bifurcated and recorded the newly established embedded conversion option of the remaining principal under the Amended Secured Note separately as a derivative liability. These agreements included requirements that the Company appoint one designee of Energy Evolution, or its affiliate, to the Board of Directors and appoint that designee, or one of the two designees previously appointed to the Board of Directors by Energy Evolution’s affiliate, the Chairman of the Board of Directors with the power to cast the deciding vote in the event of a deadlocked board vote.

We identified these complex financing transactions as a critical audit matter due to the degree of complexity of the accounting and specialized skills and knowledge required by management’s specialists in order to accurately account for and value the embedded conversion options associated with these transactions. This in turn led to a high degree of auditor subjectivity and judgment, including consultation with Firm specialists, in order to evaluate the audit evidence supporting management’s valuation of the embedded conversion options of both the Secured Note and Amended Secured Note.

The primary procedures we performed to address this critical audit matter included:

•	Reviewing the underlying agreements and amendments and assessing management’s analysis of the accounting treatment of the original transactions and subsequent amendments.
•	Gaining an understanding of management’s valuation estimation process and reviewing management’s specialists’ findings.
•	Assessing the qualifications and objectivity of management’s specialists.
•	Testing the significant assumptions used by management’s specialists in developing the estimated value of the embedded conversion features, including normalized volatility, risk free rates, expected dividend yields, and the probability of conversion under various scenarios. This included comparing inputs to market data and analyzing conversion probabilities in comparison to economic outcome of each scenario at that time.

•	Utilizing Firm specialists to evaluate accounting treatment as well the accuracy and appropriateness of valuation calculations prepared by management’s specialists.
•	Mathematically recalculating the amortization associated with debt discount.
•	Evaluating agreements and amendments in order to verify the accuracy and completeness of disclosures and presentation of the related party nature of the Secured Note and the rights granted to Energy Evolution and its affiliates.

The Impact of Proved Oil & Natural Gas Reserves on Depreciation, Depletion, and Amortization (“DD&A”) and Impairment Calculations

The Company’s net proved oil and natural gas properties balance was $29,388,408 as of December 31, 2021, and the associated depreciation, depletion and amortization expense for the year ended December 31, 2021 was $2,420,736. The Company recorded no impairment expense for the year ended December 31, 2021. As described in Note 2 of the consolidated financial statements, the Company uses the successful efforts method of accounting for its oil and natural gas activities. Under this method, costs incurred are deferred until exploration and completion results are evaluated, at which time costs of activities associated with economically recoverable reserves are capitalized as proved properties and costs of unsuccessful or uneconomical activities are expensed. Depreciation, depletion, and amortization of producing properties is computed using the units-of-production method. Management’s assessment of the results of exploration activities, commodity price outlooks, planned future sales or expiration of all or a portion of leaseholds impacts the amount and timing of potential impairment provisions.

We identified the impact of proved oil and natural gas reserves on depletion, depreciation, and amortization expense and the carrying value of the oil and gas properties as a critical audit matter due to the use of significant judgment by management, including the use of specialists, when developing the estimates of proved oil and natural gas reserves. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to the significant assumptions used in developing those estimates of proved oil and natural gas reserves.

The primary procedures we performed to address this critical audit matter included:

•	Comparing the significant assumptions used by management in developing the estimates of proved oil and natural gas reserves, including pricing benchmarks to observable market data, and comparing pricing differentials, future operations costs, and future production rates to historical data.
•	Evaluating management’s specialists’ qualifications and objectivity, as well as the appropriateness of methods and assumptions used by the specialists in developing the estimates of proved oil and natural gas reserves. The procedures performed included tests of the data used by specialists and an analysis of the specialist’s findings.
•	Evaluating the significant assumptions relating to the estimates of proved oil and natural gas reserves and obtaining evidence to support the accuracy of the assumptions, including whether the assumptions used were consistent with the past performance of the Company and evidence obtained in other areas of the audit.
•	Testing the inputs and mathematically recalculating management’s depletion and depreciation expense calculation and assessed for compliance with industry and regulatory standards.
•	Testing management’s impairment assessment of proved oil and natural gas properties, including management’s cash flows analysis related to the proved oil and natural gas properties.
•	Comparing the working and net revenue interests used in the reserve report by testing a sample of land and division order records.

/s/ Moss Adams LLP

Dallas, Texas

March 31, 2022

We have served as the Company’s auditor since 2021.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors

of Empire Petroleum Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Empire Petroleum Corporation (the Company) as of December 31, 2020, the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ HoganTaylor LLP

We served as the Company’s auditor from 2003 to 2020.

Tulsa, Oklahoma

March 31, 2021

EMPIRE PETROLEUM CORPORATION

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2021 AND 2020

	2021	2020

ASSETS
Current Assets:
Cash	$3,611,871	$157,695
Accounts Receivable	7,733,905	1,251,634
Unrealized Gain on Derivative Instruments	55,242	—
Inventory	1,037,880	531,309
Prepaids	679,122	281,895
Total Current Assets	13,118,020	2,222,533

Property and equipment:
Oil and Natural Gas Properties, Successful Efforts	46,914,326	22,711,445
Less: Accumulated Depreciation, Depletion and Impairment	(17,525,918)	(15,148,444)
	29,388,408	7,563,001
Other Property and Equipment, net of $258,714 and $76,421 Accumulated Depreciation in 2021 and 2020, respectively	1,288,611	662,017
Total Property and Equipment, Net	30,677,019	8,225,018

Unrealized Gain on Derivative Instruments - Long Term	194,018	—
Sinking Fund	4,810,000	—
Utility and Other Deposits	1,290,594	802,050

Total Assets	$50,089,651	$11,249,601

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable	4,329,535	$1,937,743
Accrued Expenses	5,844,184	2,697,831
Unrealized Loss on Derivative Instruments	—	5,749
Contingent Payment	—	40,000
Current Portion of Lease Liability	180,105	89,769
Current Portion of Long-term Notes Payable	1,700,663	1,301,618
Total Current Liabilities	12,054,487	6,072,710

Long-Term Notes Payable	6,914,101	7,719,703
Long Term Lease Liability	646,311	534,009
Asset Retirement Obligations	20,640,599	15,364,217
Total Liabilities	40,255,498	29,690,639

Stockholders' Equity (Deficit):
Common Stock - $.001 Par Value 190,000,000 Common Shares Authorized,
19,840,648 and 6,223,069 Shares Issued and Outstanding, Respectively	79,362	24,892
Additional Paid-in Capital	69,988,134	22,152,451
Accumulated Deficit	(59,233,343)	(40,618,381)
Total Stockholders' Equity (Deficit)	9,834,153	(18,441,038)

Total Liabilities and Stockholders' Equity (Deficit)	$50,089,651	$11,249,601

 See accompanying notes to consolidated financial statements

EMPIRE PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2021 and 2020

	2021	2020
Revenue:
Oil Sales	$22,326,289	$5,452,187
Gas Sales	2,593,081	347,355
NGL Sales	3,396,097	100,718
Other	174,609	88,703
Net Realized and Unrealized Gain (Loss) on Derivatives	(586,181)	1,738,871
Total Revenue	27,903,895	7,727,834

Costs and Expenses:
Operating	14,095,708	4,871,755
Taxes - Production	2,102,772	346,101
Depletion, Depreciation & Amortization	2,502,275	3,118,019
Impairment of Oil and Natural Gas Properties	—	8,671,303
Accretion of Asset Retirement Obligation	1,214,479	929,858
General and Administrative	8,462,031	7,373,804

Total Cost and Expenses	28,377,265	25,310,840

Operating Loss	(473,370)	(17,583,006)

Other Income and (Expense):
Convertible Debt Modification Inducement Expense	(2,276,813)	—
Loss on Convertible Debt Redemption Option	(3,169,201)	—
Loss on Embedded Conversion Option	(4,504,104)	—
Gain on Sale of Assets	—	1,268,760
Other Income	409,225	—
Interest Expense	(8,600,699)	(521,187)

Net Loss	$(18,614,962)	$(16,835,433)

Net Loss per Common Share, Basic & Diluted	$(1.27)	$(2.97)
Weighted Average Number of Common Shares Outstanding,
Basic & Diluted	14,630,168	5,677,008

See accompanying notes to consolidated financial statements

EMPIRE PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

Years ended December 31, 2021 and 2020

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balances, December 31, 2019	5,091,819	$20,367	$18,823,926	$(23,782,948)	$(4,938,655)

Net Loss	—	—	—	(16,835,433)	(16,835,433)

Shares, Options, Warrants
and Conversion Features Issued	1,131,250	4,525	3,328,525	—	3,333,050

Balances, December 31, 2020	6,223,069	$24,892	$22,152,451	$(40,618,381)	$(18,441,038)

Net Loss	—	—	—	(18,614,962)	(18,614,962)

Stock Compensation Expense	34,192	137	1,502,083	—	1,502,220

Stock Options Exercised	209,679	839	93,936	—	94,775

Warrants Exercised	7,682,761	30,731	8,020,749	—	8,051,480

Issuance of Common Stock and Warrants	2,248,865	8,995	3,139,655	—	3,148,650

Shares and Warrants Issued for Secured Convertible Note	1,675,000	6,700	16,005,940	—	16,012,640

Warrants Issued with Unsecured Convertible Notes	—	—	544,824	—	544,824

Right to Buy Issued with Secured Convertible Notes	—	—	989,115	—	989,115

Unsecured Convertible Note Conversion	583,600	2,334	2,915,666	—	2,918,000

Shares Issued for Secured Convertible Note Conversion, Including Payment of Accrued Interest	1,183,482	4,734	13,623,715	—	13,628,449

Balances, December 31, 2021	19,840,648	$79,362	$68,988,134	$(59,233,343)	$9,834,153

See accompanying notes to consolidated financial statements

EMPIRE PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2021 and 2020

	2021	2020
Cash Flows From Operating Activities:
Net Loss	$(18,614,962)	$(16,835,433)

Adjustments to Reconcile Net Loss to Net Cash
Provided By (Used In) Operating Activities:
Gain on Sale of Assets	—	(1,268,760)
Value of Warrants and Options Granted	1,502,220	2,705,550
Stock Issued in Lieu of Cash Interest Payment - Senior Secured Convertible Note	296,127	—
Right to Buy Issuance Costs	989,115	—
Loss on Embedded Conversion Option - Senior Secured Convertible Note	4,504,104	—
Convertible Debt Modification Inducement Expense	2,276,813	—
Amortization of Discount on Convertible Notes	7,727,213	—
Amortization of Loan Issue Costs	14,587	58,344
Loss on Extinguishment of Debt	3,169,201	—
Change in Right of Use Assets, net	137,046	9,877
Depreciation, Depletion and Amortization	2,502,275	3,143,130
Impairment of Oil and Natural Gas Properties	—	8,671,303
Accretion of Asset Retirement Obligation	1,214,479	929,858
Paycheck Protection Program Loan Forgiveness	(267,550)	—
Deposit paid to Ovintiv	—	(800,000)
Loss Relating to Ovintiv Purchase Deposit	—	800,000
Change in Operating Assets and Liabilities:
Accounts Receivable	(6,482,271)	(168,612)
Unrealized Loss on Derivatives	(255,009)	(217,883)
Inventory	(506,571)	92,293
Prepaids, Current	95,371	(152,354)
Other Assets	(488,544)	9,400
Accounts Payable	2,210,285	891,702
Accrued Expenses	3,146,353	408,328
Net Cash Provided By (Used In) Operating Activities	3,170,282	(1,723,257)

Cash Flows from Investing Activities:
Acquisition of Oil and Natural Gas Properties	(19,545,505)	(507,411)
Purchase of Other Fixed Assets	(220,769)	(6,099)
Cash Paid for Right of Use Assets	(140,604)	—
Sinking Fund Deposit	(4,810,000)	—
Proceeds from Sale of Oil and Natural Gas Properties	—	1,369,800
Net Cash Provided By (Used In) Investing Activities	(24,716,878)	856,290

Cash Flows from Financing Activities:
Proceeds from Debt Issued	19,493,000	765,000
Paycheck Protection Program Loan Proceeds	106,850	160,700
Principal Payments of Debt	(5,893,984)	(426,038)
Proceeds from Stock and Warrant Issuance	11,294,906	525,000
Net Cash Provided by Financing Activities	25,000,772	1,024,662

Net Change in Cash	3,454,176	157,695

Cash - Beginning of Period	157,695	—

Cash - End of Period	$3,611,871	$157,695

Supplemental Cash Flow Information:
Cash Paid for Interest	$436,053	$599,350

Non-cash Investing and Financing Activities:
Non-cash Additions and Revisions to Asset Retirement Obligations	$4,021,953	$8,646,079
Common Stock Issued in Exchange for Outstanding Notes Payable	$32,611,376	$102,500
Equipment purchased utilizing note payable	$1,255,503	$60,719
Property additions in notes payable	$181,507	$—
Purchases of oil and natural gas properties and deposits in accounts and notes payable, accrued expenses, royalty suspense, and contingent payable to seller	$—	$1,523,834
Note Payable issued - PIE Agreement (see Note 5)	$—	$315,273

See accompanying notes to consolidated financial statements

EMPIRE PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 and 2020

Note 1 - Organization and Basis of Presentation

Empire Petroleum Corporation (the “Company”, collectively with its subsidiaries) is an independent energy company operator engaged in optimizing developed production by employing field management methods to maximize reserve recovery while minimizing costs. Empire has four wholly-owned subsidiaries in its areas of operations:

●	Empire North Dakota LLC (“Empire North Dakota”)
●	Empire New Mexico, LLC (“Empire New Mexico”)
●	Empire Texas (“Empire Texas”), consisting of the following entities:
o	Empire Texas LLC
o	Empire Texas GP LLC
o	Pardus Oil & Gas Operating, LP (owned 1% by Empire Texas GP LLC and 99% by Empire Texas LLC)
●	Empire Louisiana LLC (“Empire Louisiana”)

Empire was incorporated in the State of Utah in August 1983 and subsequently in the State of Delaware in 1985. The consolidated financial statements of Empire Petroleum Corporation and subsidiaries include the accounts of the Company and its wholly-owned subsidiaries.

On August 27, 2021 the Company’s Board of Directors, in conjunction with the majority of the common stock holders, approved a one for four reverse stock split such that every holder of the Company’s common stock shall receive one share of Common Stock for every four shares owned. In addition, the Board authorized the Company to issue ten million shares of no-par value Preferred Stock. As of December 31, 2021, the Company had not made the reverse stock split effective, nor had it issued any Preferred Stock. The reverse stock split was made effective on March 7, 2022, simultaneous with the Company’s listing to the NYSE American. All shares amounts have retrospectively been stated at post-reverse split amounts and pricing.

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts and balances of the Company and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). All intercompany accounts and transactions, including revenues and expenses, have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Estimated quantities of crude oil, natural gas and natural gas liquids (“NGL”) reserves are the most significant of the Company’s estimates. All reserve data used in the preparation of the Consolidated Financial Statements, as well as included in Supplemental Information On Oil And Gas Exploration And Production Activities (Unaudited), are based on estimates. Reservoir engineering is a subjective process of estimating underground accumulations of crude oil, natural gas and NGL. There are numerous uncertainties inherent in estimating quantities of proved crude oil, natural gas and NGL reserves. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, reserve estimates may be different from the quantities of crude oil, natural gas and natural gas liquids that are ultimately recovered.

Other items subject to estimates and assumptions include, but are not limited to, the carrying amounts of property, plant and equipment, asset retirement obligations, valuation allowances for deferred income tax assets, conversion features on debt convertible, and valuation of derivative instruments. Management evaluates estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic and commodity price environment. The volatility of commodity prices results in increased uncertainty inherent in such estimates and assumptions.

Although management believes these estimates are reasonable, actual results may differ from estimates and assumptions of future events and these revisions could be material. Future production may vary materially from estimated oil and natural gas proved reserves. Actual future prices may vary significantly from price assumptions used for determining proved reserves and for financial reporting.

Accounts Receivable

Accounts receivable include estimated amounts due from crude oil, natural gas, and NGL purchasers and from non-operating working interest owners. Accrued revenue related to product sales from purchasers and operators are due under normal trade terms, generally requiring payment withing 60 days of production. For receivables from joint interest owners, the Company generally has the ability to withhold future revenue disbursements to recover any non-payment of joint interest billings. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for doubtful accounts only after all collection attempts have been exhausted. The Company did not have an allowance for doubtful accounts at either December 31, 2021 or 2020.

Derivative Instruments

The Company enters into hedge agreements to manage its exposure to oil and natural gas price fluctuations. The fair value of derivative contracts is recognized as an asset or liability on the Company’s consolidated balance sheets. Realized gain or loss is recognized as a component of revenue when the derivative contracts mature. For contracts which have not matured, an unrealized gain or loss is recorded based on the value of the outstanding contracts.

Inventory

Inventory consists of oil in tanks which has not been delivered and is valued at the lower of cost or net realizable value.

Oil and Natural Gas and Other Properties

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

Depreciation, depletion and amortization of producing properties is computed on the units-of-production method on a property-by-property basis. The units-of-production method is based primarily on estimates of proved reserve quantities. Due to uncertainties inherent in this estimation process, it is at least reasonably possible that reserve quantities will be revised in the near term. Changes in estimated reserve quantities are applied to depreciation, depletion and amortization computations prospectively.

Other property and equipment is depreciated on the straight-line method.

Segment Reporting

Operating segments are components of an enterprise that engage in activities from which it may earn revenues and incur expenses and for which separate operational financial information is available and is regularly evaluated by management. Based on the Company’s organization and management, it has only one reportable operating segment, which is oil and natural gas exploration and production.

Comprehensive Income

The Company has no elements of comprehensive income other than net income.

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

Revenue Recognition

The Company’s revenues are comprised solely of revenues from customers and include the sale of oil, natural gas and NGL. The Company believes that the disaggregation of revenue into these three major product types, as presented in the Consolidated Statements of Operations, appropriately depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors based on its single geographic region, the continental United States. Revenues are recognized when the recognition criteria of Accounting Standards Codification 606 “Revenue from Contracts with Customers,” (“ASC 606”) are met, which generally occurs at a point in time when production is sold to a purchaser at a determinable price, delivery has occurred, control has transferred and collection of the revenue is probable. The Company fulfills its performance obligations under its customer contracts through delivery of oil, natural gas and NGL and revenues are recorded on a monthly basis and the Company receives payment from one to three months after delivery. Generally, each unit of product represents a separate performance obligation. The prices received for oil, natural gas and NGL sales under the Company’s contracts are generally derived from stated market prices which are then adjusted to reflect deductions including transportation, fractionation and processing. As a result, revenues from the sale of oil, natural gas and NGL will decrease if market prices decline. The sales of oil, natural gas and NGL, as presented on the Consolidated Statements of Operations, represent the Company’s share of revenues net of royalties and excluding revenue interests owned by others. When selling oil, natural gas and NGL on behalf of royalty or working interest owners, the Company is acting as an agent and thus reports the revenue on a net basis. To the extent actual volumes and prices of oil and natural gas sales are unavailable for a given reporting period because of timing or information not received from third parties, the expected sales volumes and prices for those properties are estimated and recorded. Variances between the Company’s estimated revenue and actual payment are recorded in the month the payment is received. Historically, these differences have been insignificant.

At the end of each month when the performance obligation is satisfied, the variable consideration can be reasonably estimated and amounts due from customers are recorded in Accounts Receivable in the Consolidated Balance Sheets. Taxes assessed by governmental authorities on oil, natural gas and NGL sales are presented separately from such revenues in the Consolidated Statements of Operations.

Oil Sales

Oil production is transported from the wellhead to tank batteries or delivery points through flow-lines or gathering systems. Purchasers of the oil take delivery at the tank batteries and transport the oil by truck or at a pipeline delivery point and the Company collects a market price, net of pricing differentials. Revenue is recognized when control transfers to the purchaser at the net price received by the Company.

Natural Gas and NGL Sales

Under the Company’s natural gas sales arrangements, the purchaser takes control of wet gas at a delivery point near the wellhead or at the inlet of the purchaser’s processing facility. The purchaser gathers and processes the wet gas and remits proceeds to the Company for the resulting natural gas and NGL sales. Based on the nature of these arrangements, the processor is the agent and the purchaser is the Company’s customer, thus, the Company recognizes natural gas and NGL sales based on the net amount of proceeds received from the purchaser.

Contract Balances

Under the Company’s product sales contracts, the Company invoices customers once performance obligations have been satisfied, at which point payment is unconditional. Accordingly, the Company’s product sales contracts do not give rise to contract assets or liabilities under ASC 606.

Transaction Price Allocated to Remaining Performance Obligations

Substantially all of the Company’s product sales are short-term in nature with a contract term of one year or less. For these contracts, the Company has utilized the practical expedient in ASC 606 which exempts the Company from the requirements to disclose the transaction price allocated to remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less.

For the Company’s product sales that have a contract term greater than one year, the Company has utilized the practical expedient in ASC 606 which states the Company is not required to disclose the transaction price allocated to remaining performance obligations if the variable consideration is allocated entirely to a wholly unsatisfied performance obligation. Under these contracts, each unit of product generally represents a separate performance obligation; therefore, future volumes are wholly unsatisfied, and disclosure of the transaction price allocated to remaining performance obligations is not required.

Prior-Period Performance Obligations

The Company records revenue in the month that product is delivered to the purchaser. Settlement statements for certain natural gas and NGLs sales, however, may not be received for 30 to 90 days after the date the product is delivered, and as a result the Company is required to estimate the amount of product delivered to the purchaser and the price that will be received for the sale of the product. In these situations, the Company records the differences between its estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. Any identified differences between the Company’s revenue estimates and actual revenue received have historically been insignificant. For the years ended December 31, 2021 and 2020, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material.

Stock-Based Compensation

The Company recognized stock-based compensation expense associated with granted stock options. The Company accounts for forfeitures of equity-based incentive awards as they occur. Stock-based compensation expense related to time-based restricted stock units is based on the price of the common stock on the grant date and recognized as vesting occurs.

Income Taxes

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

Per Share Amounts

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

The three-level fair value hierarchy for disclosure of fair value measurements defined by ASC Topic 820 is as follows:

Level 1 – Unadjusted, quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. An active market is defined as a market where transactions for the financial instrument occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2 – Inputs, other than quoted prices within Level 1, that are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.

Level 3 – Prices or valuations that require unobservable inputs that are both significant to the fair value measurement and unobservable. Valuation under Level 3 generally involves a significant degree of judgment from management.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instrument’s complexity. The Company reflects transfers between the three levels at the beginning of the reporting period in which the availability of observable inputs no longer justifies classification in the original level. There were no transfers between fair value hierarchy levels for the year ended December 31, 2021.

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

Derivatives – Derivative financial instruments are carried at fair value and measured on a recurring basis. The Company’s commodity price hedges are valued based on discounted future cash flow models that are primarily based on published forward commodity price curves and published LIBOR forward curves; thus, these inputs are designated as Level 2 within the valuation hierarchy.

The fair values of derivative instruments in asset positions include measures of counterparty nonperformance risk, and the fair values of derivative instruments in liability positions include measures of the Company’s nonperformance risk. These measurements were not material to the Consolidated Financial Statements.

Related Party Transactions

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

Recently Issued Accounting Pronouncements

FASB periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. The Company has reviewed the recently issued pronouncements and concluded that the following new accounting standards are applicable:

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The amendments in this ASU affect entities that issue convertible instruments and/or contracts in an entity’s own equity. The amendments in this ASU primarily affect convertible instruments issued with beneficial conversion features or cash conversion features because the accounting models for those specific features are removed. However, all entities that issue convertible instruments are affected by the amendments to the disclosure requirements of this ASU. For contracts in an entity’s own equity, the contracts primarily affected are freestanding instruments and embedded features that are accounted for as derivatives under the current guidance because of failure to meet the settlement conditions of the derivatives scope exception related to certain requirements of the settlement assessment. Also affected is the assessment of whether an embedded conversion feature in a convertible instrument qualifies for the derivatives scope exception. Additionally, the amendments in this ASU affect the diluted EPS calculation for instruments that may be settled in cash or shares and for convertible instruments. The amendments in this ASU are effective for public business entities, excluding entities eligible to be smaller reporting companies, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Board specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. The Board decided to allow entities to adopt the guidance through either a modified retrospective method of transition or a fully retrospective method of transition. The Company is analyzing the effect that adoption will have but does not expect a material impact as a result of adopting these standards.

Note 3 – Property

In May 2021 the Company purchased oil and natural gas properties in New Mexico (see Note 4).

The aggregate capitalized costs of oil and natural gas properties as of December 31, 2021 and 2020 are as follows:

	2021	2020

Proved producing wells	$20,689,548	$4,508,739
Proved undeveloped	2,724,966	2,715,980
Lease and well equipment	5,311,779	1,360,596
Asset retirement obligation	18,188,033	14,126,130
Gross capitalized costs	46,914,326	22,711,445
Depreciation, depletion, amortization and impairment	(17,525,918)	(15,148,444)
Net capitalized costs	$29,388,408	$7,563,001

Other property and equipment consists of operating lease assets, vehicles, office furniture, and equipment with lives ranging from three to five years.

	2021	2020
Other property and equipment, at cost	$1,547,325	738,438
Less: accumulated depreciation	(258,714)	(76,421)
Oher property and equipment, net	$1,288,611	662,017

Note 4 – Acquisition of XTO Properties

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

The following table sets forth the Company's preliminary purchase price allocation:

Preliminary Fair Value of Assets Acquired
Oil and natural gas properties	$17,662,402
Inventory of oil in tanks	318,546
Vehicles	179,156
Asset retirement obligations	6,117,709
Total preliminary assets acquired	24,277,813

Preliminary Fair Value of Liabilities Assumed
Royalty suspense	290,325
Asset retirement obligations	6,117,709
Total preliminary liabilities assumed	6,408,034

Purchase Price	17,869,779

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

Final settlement on this acquisition is in process and is expected to occur in 2022.

Note 5 – Joint Development Agreement

On August 6, 2020 the Company, through its wholly owned subsidiary, Empire Texas, entered into a joint development agreement (the “JDA”) with Petroleum & Independent Exploration, LLC and related entities (“PIE”), a related party (See Note 12), dated August 1, 2020. Under the terms of the JDA, PIE will perform recompletion or workover on specified mutually agreed upon wells (“Workover Wells”) owned by Empire Texas. To fund the work, PIE entered into a term loan agreement with Empire Texas dated August 1, 2020, whereby PIE will loan up to $2,000,000, at an interest rate of 6% per annum, maturing August 7, 2024 unless terminated earlier by PIE. Proceeds of the loan will be used for recompletion or workover of the Workover Wells. As of December 31, 2021 approximately $800,000 has been advanced from the loan and is included in Long Term Notes Payable on the Consolidated Balance Sheet. As part of the JDA, Empire Texas will assign to PIE a combined 85% working and revenue interest in the Workover Wells; an assignment was completed in October 2020 for the initial three Workover Wells. Of the assigned interest, 70% working and revenue interest will be used to repay the obligations under the term loan agreement. Once the term loan is repaid, PIE will reassign a 35% working and revenue interest to Empire Texas in each of the Workover Wells and retain a 50% working and revenue interest (See Note 8). To the extent the cash flows from the revenue interest are insufficient to repay the obligations under the term loan, the Company remains required to repay the obligation and the activity resulting from the JDA is being treated as a carried interest with a corresponding term loan.

In addition, PIE and Empire entered into a Securities Purchase Agreement (“Securities Agreement”) whereby PIE purchased for $525,000 (a) 875,000 shares of Empire common stock, (b) warrants to purchase 656,250 shares of Empire common stock at an exercise price of $0.80 per share, (c) warrants to purchase 450,000 shares of Empire common stock at an exercise price of $1.00 per share, (d) warrants to purchase 2,034,129 shares of Empire common stock at an exercise price of $0.40 per share, and (e) warrants to purchase up to 2,766,666 shares of Empire common stock at an exercise price of $0.564 per share, pursuant to various vesting provisions as detailed in the Securities Agreement. On March 11, 2021 the Company amended the Securities Agreement to remove the vesting provisions for the warrants and PIE exercised all of its warrants for an aggregate exercise price of $3,349,052.

Note 6 - Asset Retirement Obligations

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

The Company’s asset retirement obligation transactions during the years ended December 31, 2021 and 2020 are summarized in the table below.

	For the Year Ended December 31,
	2021	2020

Asset retirement obligations, beginning of period	$15,364,217	$5,788,280
Liabilities assumed in acquisitions	6,117,709	9,508,484
Revision to estimates	(2,055,806)	(862,405)
Accretion expense	1,214,479	929,858
Asset retirement obligation, end of period	$20,640,599	$15,364,217

Note 7 – Commodity Derivative Financial Instruments

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

The Company does not designate its derivative instruments to qualify for hedge accounting. Accordingly, the Company reflects changes in the fair value of its derivative instruments in its consolidated statements of operations as they occur. Unrealized gains and losses related to the contracts are recognized and recorded as an asset or liability on the Company’s consolidated balance sheets.

The following table summarizes the net realized and unrealized amounts reported in earnings related to the commodity derivative instruments for the years ended December 31, 2021 and 2020:

	For the Year Ended December 31,
	2021	2020
Gain (loss) on derivatives:
Oil derivatives	$(586,181)	$1,738,871

The following represents the Company’s net cash receipts from (payments on) derivatives for the years ended December, 2021 and 2020:

	For the Year Ended December 31,
	2021	2020

Oil derivatives	$(299,481)	$1,520,988
Natural gas derivatives	(535,960)	—
Total	$(835,441)	$1,520,988

The following table sets forth the Company’s outstanding derivative contracts at December 31, 2021:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2022
WTI Index Put Options:
Quarterly volume (MBbl)	20.56	20.43	20.32	15.72
Floor Price (Bbl)	$40.00	$40.00	$40.00	$40.00

	1st Quarter	2nd Quarter	3rd Quarter
2023
WTI Index Put Options:
Quarterly volume (MBbl)	13.40	15.34	10.86
Floor Price (Bbl)	$40.00	$55.00	$55.00

Note 8 - Debt

The following table represents the Company’s outstanding debt.

	December 31,
	2021	2020

Senior Revolver Loan Agreement	$7,069,500	$8,124,000

Term Loan – PIE	797,010	315,273

Equipment and vehicle notes, 0% to 6.99% interest rates, due in 2025 to 2027 with monthly payments ranging from $400 to $1,400 per month	305,739	57,935

Unsecured Note, Pardus Acquisition	—	378,000

Note Payable to Insurance Provider, bears 3.63% interest, matures November 2022, monthly payments of principal and interest of $50,083	442,515	—

SBA Payroll Protection Program Note Payable	—	160,700
Total Debt	8,614,764	9,035,908
Unamortized debt issue costs	—	14,587
Total debt, net of debt issue costs	8,614,764	9,021,321
Less Current Maturities	1,700,663	1,301,618
Total Long-Term Debt	$6,914,101	$7,719,703

On July 7, 2021 the Company entered into the Fourth Amendment to its Senior Revolver Loan Agreement (“the Amended Agreement”) with CrossFirst Bank (“CrossFirst”). The maximum amount that can be advanced under the Agreement is $20,000,000 and the existing commitment amount is $7,680,000 which is reduced by $300,000 per calendar quarter beginning September 30, 2021 and includes interest at Wall Street Journal Prime plus 150 basis points (4.75% as of December 31, 2021). The Amended Agreement matures on March 27, 2024. Collateral for the loan is a lien on all of the assets of Empire Louisiana and Empire North Dakota, wholly owned subsidiaries of the Company, and a first priority mortgage lien, pledge of and security interest in not less than 80% of Empire Louisiana’s and Empire North Dakota’s producing oil, gas and other leasehold and mineral interests. The Amended Agreement requires the Company maintain commodity derivatives at certain thresholds based on projected production and, beginning March 31, 2021, to maintain certain covenants including an EBITDAX to interest expense of at least 3:1 and funded debt to EBITDAX of 6:1 on a trailing twelve-month basis and reducing quarterly to 4:1 as of March 31, 2022 and thereafter. As of December 31, 2021, the Company has an outstanding loan balance of $7,069,500 under the Amended Agreement. The current maturities of the Amended Agreement is $1,200,000. The Company was in compliance with the loan covenants at December 31, 2021.

In August 2020, concurrent with the Joint Development Agreement with Petroleum and Independent Exploration, LLC (“PIE”), a related party, the Company entered into a term loan agreement dated August 1, 2020, whereby PIE will loan up to $2,000,000, at an interest rate of 6% per annum, maturing August 7, 2024 unless terminated earlier by PIE. The loan proceeds will be used for recompletion or workover of certain designated wells. In addition, the Company assigned 85% working and revenue interest to PIE in the designated wells which will be applied to repayment of the loan. As of December 31, 2021, $797,010 has been advanced from the PIE loan.

On April 1, 2020, in conjunction with the purchase of assets from Pardus Oil & Gas, LLC, the Company entered into an unsecured promissory note agreement with the seller in the amount of $378,000. The note was payable in one installment on April 1, 2021 and bore interest at the one-year LIBOR rate. The note was paid on April 1, 2021.

On May 5, 2020, the Company received an SBA Payroll Protection Plan (“PPP”) loan for $160,700. The loan was scheduled to mature on May 5, 2022 and had an interest rate of 1%. In June 2021 the Company was informed that the SBA had forgiven the entire loan balance. Forgiveness is included in Other Income on the Consolidated Statements of Operations.

On April 30, 2021 the Company received a Second Draw SBA “PPP” loan for $106,850. The loan was scheduled to mature on April 30, 2026 and bore interest at 1%. In October 2021 the Company was informed that the SBA had forgiven the entire loan balance. Forgiveness is included in Other Income on the Consolidated Statements of Operations.

Note 9 – Convertible Notes Payable

Senior Secured Note Agreement

On May 14, 2021, the Company’s wholly owned subsidiary, Empire New Mexico entered into a Senior Secured Convertible Note Agreement (the “Secured Note”) in the amount of $16,250,000 with Energy Evolution Master Fund, Ltd., a related party (“Energy Evolution”) (See Note 12). The Secured Note is collateralized by all assets of Empire New Mexico, matures on December 31, 2021 and bears an interest rate of 3.8%. The Secured Note provides that up to 40% of the balance, together with accrued interest, can be converted into the Company’s common stock at the lesser of $1.25 per share or the offering price if the Company has a subsequent capital raise or an aggregate of 1,300,000 shares of common stock (without giving effect to any interest that may be converted). The conversion terms of the Secured Note were subject to further adjustments as defined in that agreement. The embedded conversion option has been bifurcated and accounted for separately as a derivative financial instrument. The separated derivative was initially recorded at fair value at the inception date and revalued as of September 30, 2021 resulting in a fair value of $5,530,677 and $5,437,746, respectively. On September 30, 2021, the existing bifurcated derivative liability was removed in connection with the Amended Secured Note as further discussed.

As partial consideration for the issuance of the Secured Note, Energy Evolution received a closing fee of 375,000 shares of the Company’s common stock and warrants to purchase 750,000 three million shares of common stock for $4.00 per share which expire on May 14, 2022. The Company determined these were equity-classified financing instruments and the proceeds are allocated on a relative fair value basis between the debt, warrants, and common shares at issuance. At issuance, the discount associated with the Secured Note was $10,125,177; consisting of $5,530,677 relating to the embedded derivative liability, $1,500 and $2,773,500 in common stock and paid in capital, respectively, relating to the issuance of shares of the Company’s common stock, and $1,819,500 in paid in capital relating to the issuance of warrants to purchase common stock. The fair value of the warrants was determined using a Black-Scholes model. The warrants were exercised in 2021 and the Company received cash proceeds of $3,000,000. The discount associated with the Secured Note related to the embedded conversion liability and the issuance of the equity-classified financing instruments is amortized under the interest method and resulted in interest expense. Prior to amending the Secured Note in September 2021, the Company made principal payments totaling $4,050,000.

On September 29, 2021 the parties entered into a Loan Modification Agreement (the “Amended Secured Note”) pursuant to which Energy Evolution exchanged $6,500,000 in principal under the Secured Note in exchange for 1,326,302 shares of common stock, warrants to purchase 500,000 shares of the Company’s common stock at $1.25 per share and amended certain terms of the remaining $5,700,000 of principal under the Secured Note. As amended, the remaining principal balance matures and becomes due on June 30, 2023 and upon maturity of the Amended Secured Note, Energy Evolution has the sole discretion to require cash settlement or to redeem the principal balance, together with accrued interest, in exchange for the Company’s common stock at $8 per share. Prior to maturity, interest accrues quarterly at 3.8% and Energy Evolution has the option to receive interest in common stock at $5.00 per share in lieu of cash.

Pursuant to the Amended Secured Note, the Company’s obligations with respect to a registration statement under the Secured Note were extended, the Company executed and delivered a Pledge and Security Agreement granting Energy Evolution a first priority perfected security interest in the Company’s membership interest in Empire New Mexico, d/b/a Green Tree New Mexico, the Company and Green Tree New Mexico agreed to use commercial reasonable best efforts to separate Green Tree New Mexico from the Company as an independent business on or before December 31, 2022 in a spin-off to stockholders of the Company. In accordance with ASC 470-20, the Company accounted for this exchange as an induced conversion based on the short period time of the offer was open and the substantive conversion feature offer. The Company accounted for the conversion of the debt instruments as an inducement by expensing the fair value of the instruments that were issued in excess of the original terms of the Secured Notes. The Company reduced the outstanding debt by $9,141,327, representing the face amount of the Secured Notes converted of $6,500,000, net of unamortized discount costs of $2,796,419, and the embedded conversion liability of $5,437,746. The Company recorded induced conversion expense of $2,276,813 representing the difference in fair value of the instruments exchanged, including the fair value of the warrants to purchase 500,000 shares of common stock at $5.00 per share. The embedded conversion option of the principal balance outstanding after the conversion and amendment, has been bifurcated and accounted for separately as a derivative financial instrument. The separated derivative was initially recorded at fair value of $2,017,287, with the amount recorded as a discount against the surviving Amended Secured Note balance and the derivative liability will be revalued on a quarterly basis. On September 30, 2021, 23,802 shares of common stock were issued as payment for the outstanding accrued interest on the Secured Note.

On December 30, 2021, the Company amended the Amended Secured Note to allow full conversion of the remaining principal and accrued interest at that date. $5,715,353 of outstanding principal and $55,075 of accrued interest were converted into 1,154,085 shares of the Company’s common stock. As a result of this conversion, the mortgage that Energy Evolution held on the Company’s New Mexico assets was released.

Unsecured Convertible Notes

In May 2021 the Empire New Mexico entered into $3,243,000 of Unsecured Convertible Notes (the “Unsecured Notes”) with a group of accredited investors, including the Company’s related party Energy Evolution, constituting $1,500,000 of the total Unsecured Convertible Notes. The Unsecured Notes had a maturity of May 9, 2022 with a single payment and interest at 5%. The Unsecured Note holders had the ability to convert their notes to common stock of the Company at the lesser of $5.00 per share or the price per share offered by the Company if the Company has a future capital raise for an aggregate 648,600 shares of common stock (without giving effect to any interest that may be converted). In September 2021, $325,000 of the notes were repaid and the remaining Unsecured Notes were fully converted.

The Company determined the embedded conversion features of the Unsecured Notes were equity-classified financing instruments. The fair value of the conversion feature was determined using a beneficial conversion model based on a 60-day weighted average stock price and the maximum number of shares to be received if converted. As issuance, the amount recorded to additional paid in capital was $544,824. The discount associated with these transactions is amortized under the interest method and resulted in interest expense approximately $540,000 for the year ended December 31, 2021.

As an inducement for investors to enter into the Unsecured Convertible Notes, the Company’s Chief Executive Officer and President collectively offered to each investor the right to purchase a number of shares of common stock equal to 40% of such investor’s principal balance under its Unsecured Convertible Note at $3.00 per share (the “right to buy”). Energy Evolution exercised its right to buy 150,000 shares of the Company’s common stock. In conjunction with the conversion of the Unsecured Notes, each of the Company’s Chief Executive Officer and President partially exercised a warrant and options to purchase 160,000 shares at an exercise price of $1.00 and $1.32 respectively. The Company determined that offering the “right to buy” shares resulted in an expense of $989,155 of the Company based on the fair value of contributions made by the Company’s Chief Executive Officer and President on its behalf. The fair value of the “right to buy” shares was determined using a Black-Scholes model. The expense is included in General and Administrative in the Consolidated Statement of Operations.

Note 10 - Leases

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

Right of use lease expense was approximately $190,000 for the year ended December 31, 2021. Cash paid for right of use lease was approximately $142,000 for the same period.

Supplemental balance sheet information related to the right of use leases as of December 31, 2021 is as follows:

Operating lease asset (included in Other Property and Equipment)	$779,183

Current portion of lease liability	$180,105
Long-term lease liability	646,311
Total right of use lease liabilities	$826,416

The weighted average remaining term for the Company’s right of use leases is 3.7 years.

Maturities of lease liabilities as of December 31, 2021 are as follows:

2022	$235,983
2023	238,931
2024	239,644
2025	193,660
2026	37,200
Thereafter	12,400
Total lease payments	957,819
Less imputed interest	(131,403)
Total lease obligation	$826,416

Note 11 – Equity

Diluted Earnings per Share (“EPS”) gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses. As a result, if there is a loss from continuing operations, Diluted EPS is computed in the same manner as Basic EPS. At December 31, 2021 and 2020, the Company had 2,440,700 and 2,500,000 options outstanding that were not included in the calculation of earnings per share for the periods then ended. Such financial instruments may become dilutive and would then need to be included in future calculations of Diluted EPS.

On August 7, 2020 concurrently with the Joint Development Agreement with Petroleum & Independent Exploration, LLC and related entities (“PIE”), the companies entered into a Securities Purchase Agreement (“Securities Agreement”) whereby PIE purchased for $525,000 (a) 875,000 shares of Empire common stock, (b) warrants to purchase 656,250 shares of Empire common stock at an exercise price of $0.80 per share, (c) warrants to purchase 450,000 shares of Empire common stock at an exercise price of $1.00 per share, (d) warrants to purchase 2,034,129 shares of Empire common stock at an exercise price of $0.40 per share, and (c) warrants to purchase up to 2,766,666 shares of Empire common stock at an exercise price of $0.564 per share pursuant to various vesting provisions as detailed in the Securities Agreement. The value allocated to the warrants was the fair value determined using the Black-Scholes option valuation with the following assumptions:  no dividend yield, expected annual volatility of 147%, risk free interest rate of .19% and an expected useful life of 4 years. The fair value of the warrants of $450,848 was allocated to paid in capital. On March 11, 2021 the Company amended the Securities Agreement to remove the vesting provisions for the warrants and PIE exercised the warrants for an aggregate exercise price of $3,349,052 (See Note 6).

During February and March 2021, the Company issued to a group of accredited investors 2,248,464 shares of its common stock and warrants to purchase 2,248,464 shares of its common stock for $2.00 per share which expires on December 31, 2022. Proceeds from the sale were $3,147,850. The value allocated to the warrants was the fair value determined using the Black-Scholes option valuation with the following assumptions:  no dividend yield, expected annual volatility of 180%, risk free interest rate of .14% and an expected useful life of 21 months. The fair value of the warrants of $2,350,407 was allocated to Paid in Capital. For the year ended December 31, 2021, warrants for 700,714 shares of common stock have been exercised.

In connection with the purchase of XTO assets the Company issued a Senior Secured Convertible Note due December 31, 2021, in the aggregate principal amount $16,250,000 (the “Secured Convertible Note”) to Energy Evolution, a related party. As partial consideration for the issuance of the Secured Convertible Note, Empire issued to Energy Evolution Ltd (i) 375,000 shares of common stock along with (ii) a warrant certificate to purchase up to 750,000 three million shares of common stock at an exercise price of $4.00 per Warrant Share until May 14, 2022. Under the warrant certificate, the exercise price is subject to customary downward adjustments. The value allocated to the common stock, conversion feature, and warrants was $10,125,177. In September, 2021 the Company and the Energy Evolution Master Fund, Ltd. entered into a Loan Modification Agreement (the “Amended Secured Notes”). Under the Amended Secured Notes, among other terms the Company issued a warrant certificate to purchase up to 500,000 two million shares of common stock at an exercise price of $5.00 per Warrant Share until December 31, 2023. The exercise price is subject to customary downward adjustments. An additional 1,154,085 shares of common stock were issued to Energy Evolution on December 30, 2021, in conjunction with its conversion of all remaining principal and accrued interest on the note.

Additionally, in conjunction with the purchase of XTO assets, the Company entered into $3,243,000 of Unsecured Convertible Notes (the “Unsecured Notes”) with a group of accredited investors. The Unsecured Notes had a maturity date of May 9, 2022 with a single payment and interest at 5% (See Note 7). The Unsecured Note holders had the ability to convert their notes to common stock of the Company at the lesser of $5.00 per share or the price per share offered by the Company if the Company has a future capital raise. At December 31, 2021 $2,918,000 of the Unsecured Notes have been converted into 583,600 shares of common stock of the Company. The fair value of the warrants of $589,194 was allocated to Paid in Capital.

On April 3, 2019, the Board of Directors of the Company adopted the Empire Petroleum Corporation 2019 Stock Option Plan (the “Stock Option Plan”). The total number of shares of common stock that may be issued pursuant to stock options under the Stock Option Plan is 2,500,000. Further, on April 3, 2019 the Company granted Mr. Pritchard and Mr. Morrisett each, options to purchase 625,000 shares of common stock of the Company at an exercise price of $1.32 per share. The options vested in three installments with 312,500 vesting immediately and 156,250 vesting each in April 2020 and April 2021. All of the options expire in April 2029. The value allocated to the vested options was the fair value determined using the Black-Scholes option valuation with the following assumptions:  no dividend yield, expected annual volatility of 213%, risk free interest rate of 2.32% and an expected useful life of 5.375 years. The fair value of the vested options of $812,500 was recorded as compensation expense and allocated to Paid in Capital in 2019. In 2021 and 2020, the fair value of the options which vested in April of the respective year of $406,250 was recorded as compensation expense and allocated to Paid in Capital. All of the options were vested as of December 31, 2021.

On August 27, 2021, the Board of Directors of the Company adopted the Empire Petroleum Corporation 2021 Incentive Plan (the “Incentive Plan”). The total number of shares of common stock that may be issued pursuant to the Incentive Plan is three million. As of December 31, 2021, grants were made amounting to 187,500 options.

A summary of the Company's Incentive Plan as of December 31, 2021, and changes during the year is presented below:

		Weighted Average
	Options	Exercise Price
Outstanding at December 31, 2019	1,251,042	$1.32
Granted	1,250,000	1.40
Expired	(1,042)	12.48
Outstanding at December 31, 2020	2,500,000	$1.36
Granted	187,500	12.20
Exercised	(246,800)	1.36
Outstanding at December 31, 2021	2,440,700	$2.19

The following table summarizes information about stock options outstanding at December 31, 2021:

	Options Outstanding			Options Exercisable
Weighted
		Average	Weighted		Weighted
Range of	Number	Remaining	Average		Average
Exercise	Outstanding	Contractual	Exercise		Exercise
Prices	at 12/31/21	Life	Price	Exercisable	Price

$1.32 to $12.20	2,440,700	8.83 years	$2.19	2,315,700	$1.65

Note 12 – Income Taxes

The current income tax provision and deferred income tax provision for the years ended December 31, 2021 and 2020 were comprised for the following:

	2021	2020

Expected tax benefit	$(4,802,660)	$(4,343,542)
Nondeductible expenses	3,503,996	0
Increase in valuation allowance	1,298,664	4,343,542
Tax provision (benefit) as reported	$—	$—

At December 31, 2021, the Company had net operating loss carryforwards of approximately $20.7 million for federal income tax purposes available to offset future taxable income, as limited by the applicable provisions, which expire at various dates beginning in 2022 for the federal net operating loss carryforwards. In accordance with Section 382 of the Internal Revenue Code, the usage of the Company's net operating loss carryforwards may be limited in the event of a change in ownership. A full Section 382 analysis has not been prepared and NOLs could be subject to limitation under Section 382.

Deferred tax assets and liabilities are the result of temporary differences between the financial statement carrying values and the tax basis of assets and liabilities. The Company’s nettax position as of December 31, 2021 and 2020 is as follows :

	2021	2020

Deferred tax assets (liabilities):
Loss carry-forwards	$5,341,256	$4,071,054
Depreciation, depletion and impairment	1,239,723	2,696,706
Right of use assets	8,036	—
Stock option grants	796,188	—
Other property and equipment	(459,745)	—
Unrecognized losses on derivatives	27,210	1,207
Total deferred tax assets	6,952,668	6,768,967

Valuation allowance	(6,952,668)	(6,768,967)
Net deferred taxes	$—	$—

Reconciliations of the tax expense (benefit) computed at the statutory federal rate to the Company’s total income tax benefit for the years ended December 31, 2021 and 2020 are as follows:

	2021		2020
	$	%	$	%
Pretax GAAP Loss	(18,614,962)	—	(16,835,434)	—
Pretax GAAP Loss at Statutory Rate	(3,909,142)	21.0%	(3,535,441)	21.0%
State Taxes	(893,518)	4.8%	(808,101)	4.8%
Nondeductible Expenses	3,503,996	-18.8%	—	0%
Valuation Allowance	1,298,664	-7.0%	4,343,542	-25.8%
Effective	—	0%	—	0%

Utilization of the Company’s loss carryforwards is dependent on realizing taxable income. The Company recorded valuation allowances as of December 31, 2021 and 2020 due to the uncertainty related to its ability to utilize some of its deferred income tax assets, primarily consisting of net operating loss carryforwards prior to expiration.

The Company has evaluated all tax positions for which the statute of limitations remains open and believes that the material positions taken would likely than not would be sustained by examination. Therefore, at December 31, 2021, the Company has not established any reserves for, nor recorded any unrecognized benefits related to uncertain tax positions.

Note 13 – Related Party Transactions

The Energy Evolution Master Fund, Ltd. (“Energy Evolution”) is a related party of the Company as it beneficially owns approximately 27% of the Company’s outstanding shares of common stock as of December 31, 2021. Additionally, a board member of Energy Evolution was appointed to the Company’s board in October 2021. This board member separately beneficially owns approximately 18% of the Company’s outstanding shares of common stock as of December 31, 2021. The board member also is a majority owner of Petroleum & Independent Exploration, LLC and related entities (“PIE”). In October 2021 another Energy Evolution member was appointed to the Company’s board of directors.

In March 2021, the majority owner of PIE, through the exercise of warrants, became a significant shareholder of the Company’s outstanding shares of stock (See Note 11). The Company has a joint development agreement with PIE to perform recompletion or workover on specified mutually agreed upon wells (See Note 5). As of December 31, 2021, the Company has incurred obligations of approximately $800,000 as a part of the joint development agreement (See Note 8).

Note 14 – Commitments and Contingencies

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

The Company is subject to extensive federal, state, and local environmental laws and regulations. These laws, among other things, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Management believes no materially significant liabilities of this nature existed as of the balance sheet date.

The Company is undergoing a sales tax audit related to its Texas entity. No formal assessment has been provided to the Company. The maximum exposure of this sales tax assessment is approximately $1.3 million though the Company is confident that the final assessment will be less than the maximum as previously stated.

Note 15 – Concentrations

The Company’s producing properties and oil and natural gas reserves are all located in Louisiana, New Mexico, North Dakota, Montana, and Texas. Because of the concentration, the Company is exposed to the impact of regional supply and demand factors, processing or transportation capacity constraints, severe weather events, water shortages, and government regulations specific to the geographic area.

For the year ended December 31, 2021, the Company sold 63% of its oil, natural gas, and NGL to four customers. For the year ended December 31, 2020, the Company sold 96% of its oil and natural gas production to four customers. The loss of these purchasers could result in a temporary interruption in sales or a lower price for production.

Note 16 – Subsequent Events

The Company uplisted from the OTCQB to the NYSE American effective March 8, 2022. Immediately prior to the listing, a reverse stock split of 1 for 4 occurred. All pricing and share amounts have been stated at post-reverse split amounts.

On February 28, 2022, the Company granted approximately 249,000 stock options under the 2021 Stock Option and Incentive plan to management and employees of the Company. These options vest in equal 1/3 increments over the course of three years and expire 3.5 years after the grant date and have a grant price of $11.80.

The Company named Eugene J. Sweeney as Chief Operating Officer in March 2022. Mr. Sweeney previously served as the Company’s Vice President of Operations from May 2021 to the date of his promotion.

EMPIRE PETROLEUM CORPORATION

Supplemental Information “Oil and Natural Gas Producing Activities (Unaudited)

December 31, 2021 and 2020

The following reserve estimates present the Company's estimate of the proven natural gas and oil reserves and net cash flow of the Company’s properties, in accordance with the guidelines established by the Securities and Exchange Commission.  The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing natural gas and oil properties.  Accordingly, the estimates are expected to change as future information becomes available.  All the oil and natural gas reserves are located in Louisiana, New Mexico, North Dakota, Montana and Texas.

Costs Incurred Related to Oil and Gas Activities

Capitalized costs include the cost of properties, equipment, and facilities for oil and natural gas producing activities. Capitalized costs for proved properties includes costs for oil and natural gas leaseholds where proved reserves have been identified and non-operated development wells and related equipment and facilities.

	Years Ended December 31,
	2021	2020

Proved acquisition costs	$23,780,111	$10,913,393
Revisions to abandonment costs	(1,547,640)	(862,405)
Development costs	1,970,410	—
Total additions	$24,202,881	$10,050,988

Reserve Quantity Information

Proved oil and natural gas reserves are those quantities of oil and gas, which by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations. Proved developed reserves are proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well. Proved undeveloped reserves are proved reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditures is required for recompletion. Below are the net quantities of net proved developed reserves of the Company’s properties:

	Oil (MMBbls)	Gas (MMcf)	MBOE
Balance, December 31, 2019	3,643	404	3,710
Acquisition of Reserves	580	1,092	762
Revisions	(397)	(385)	(461)
Production	(165)	(140)	(188)
Balance, December 31, 2020	3,661	971	3,823
Acquisition of Reserves	5,634	10,533	7,390
Revisions	(617)	251	(576)
Extensions	150	51	159
Divestiture of Reserves	(47)	27	(42)
Production	(333)	(625)	(437)
Total Reserves	8,449	11,208	10,317

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

	December 31,
Description	2021	2020
Future cash inflows	$627,654,125	$121,959,450
Future production costs	(362,254,813)	(55,350,840)
Future development costs	(33,021,749)	(1,682,210)
Future income tax expense	(30,614,383)	—
Future net cash flows	201,763,180	64,926,400
10% annual discount for estimated timing of cash flows	(107,911,087)	(44,156,400)
Standardized measure	$93,852,093	$20,770,000

The 12-month average prices were adjusted to reflect applicable transportation and quality differentials on a well-by-well basis to arrive at realized sales prices used to estimate the properties' reserves. The prices for the properties' reserves were as follows:

	2021		2020
Oil (BBl)	$64.31		$32.94
Natural gas (MMBtu)	$7.34	*	$1.41

*Pricing includes revenue received from NGL sales as well as natural gas.

Changes in the Standardized Measure of Discounted Future Net Cash Flows at 10% per annum are as follows:

	December 31,
Description	2021	2020
Beginning of year	$20,770,080	$37,301,920
Net change in prices and production costs	13,080,689	(18,386,232)
Net change in future development costs	782,210	16,937,402
Oil & Gas net revenue	(10,587,395)	(2,164,496)
Extensions	5,026,479	—
Acquisition of reserves	90,104,017	13,694,856
Divestiture of reserves	(318,813)	—
Revisions of previous quantity estimates	(3,794,860)	(4,348,703)
Net change in taxes	(15,544,094)	—
Accretion of discount	2,077,008	5,099,678
Changes in timing and other	(7,743,228)	(27,364,345)
End of year	$93,852,093	$20,770,080

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