Form 10-Q
period 2022-03-31
EMPIRE PETROLEUM CORP
filed 2022-05-16
CIK 887396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: March 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from: ____________to ____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the registrant's common stock, $0.001 par value, outstanding as of the latest practicable date of May 1, 2022 was 20,090,121.

EMPIRE PETROLEUM CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

EMPIRE PETROLEUM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2022	2021
ASSETS
Current Assets:
Cash	$5,353,609	$3,611,871
Accounts Receivable	8,491,371	7,733,905
Unrealized Gain on Derivative Instruments	77,907	55,242
Inventory - Oil in Tanks	975,678	1,037,880
Prepaids	542,112	679,122
Total Current Assets	15,440,677	13,118,020

Property and Equipment:
Oil and Natural Gas Properties, Successful Efforts	47,338,977	46,914,326
Less: Accumulated Depreciation, Depletion and Impairment	(17,926,748)	(17,525,918)
Net	29,412,229	29,388,408
Other Property and Equipment, Net	1,224,319	1,288,611
Total Property and Equipment, Net	30,636,548	30,677,019

Unrealized Gain on Derivative Instruments - Long Term	142,292	194,018
Sinking Fund	5,290,000	4,810,000
Utility and Other Deposits	1,309,281	1,290,594

Total Assets	$52,818,798	$50,089,651

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$2,675,098	$4,329,535
Accrued Expenses	6,284,655	5,844,184
Current Portion of Lease Liability	181,029	180,105
Current Portion of Long-Term Notes Payable	1,553,369	1,700,663
Total Current Liabilities	10,694,151	12,054,487

Long-Term Notes Payable	6,620,130	6,914,101
Long Term Lease Liability	602,554	646,311
Asset Retirement Obligations	20,970,599	20,640,599
Total Liabilities	38,887,434	40,255,498

Stockholders' Equity:
Series A Preferred Stock - $.001 Par Value, 10,000,000 Shares Authorized,6 and 0 Shares Issued and Outstanding, Respectively	—	—
Common Stock - $.001 Par Value 190,000,000 Shares Authorized,19,889,398 and 19,840,648 Shares Issued and Outstanding, Respectively	79,557	79,362
Additional Paid-in Capital	69,461,723	68,988,134
Accumulated Deficit	(55,609,916)	(59,233,343)
Total Stockholders' Equity	13,931,364	9,834,153

Total Liabilities and Stockholders' Equity	$52,818,798	$50,089,651

See accompanying notes to unaudited condensed consolidated financial statements

EMPIRE PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue:
Oil Sales	$10,416,422	$2,058,479
Gas Sales	985,423	376,549
Natural Gas Liquids Sales	1,732,518	—
Other	24,043	21,430
Net Realized and Unrealized Loss on Derivatives	(112,321)	(357,915)
Total Revenue	13,046,085	2,098,543

Costs and Expenses:
Operating	5,190,946	1,418,010
Taxes - Production	901,238	169,832
Depletion, Depreciation & Amortization	434,446	180,540
Accretion of Asset Retirement Obligation	330,000	284,465
General and Administrative	2,455,380	906,048

Total Cost and Expenses	9,312,010	2,958,895

Operating Income (Loss)	3,734,075	(860,352)

Other Income and (Expense):
Interest Expense	(110,648)	(136,828)

Net Income (Loss)	$3,623,427	$(997,180)

Net Income (Loss) per Common Share:
Basic	$0.18	$(0.13)
Diluted	$0.15	$(0.13)
Weighted Average Number of Common Shares Outstanding,
Basic	19,866,687	7,954,771
Diluted	24,018,453	7,954,771

See accompanying notes to unaudited condensed consolidated financial statements

EMPIRE PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

For the Three Months Ended March 31, 2022 and 2021

(Unaudited)

					Common	Additional
	Common Stock		Preferred Stock		Stock	Paid-In	Accumulated
	Shares	Par Value	Shares	Par Value	Subscribed	Capital	Deficit	Total

Balances, December 31, 2021	19,840,648	$79,362	—	—	$—	$68,988,134	$(59,233,343)	$9,834,153

Net Income	—	—	—	—	—	—	3,623,427	3,623,427

Issuance of Preferred Stock	—	—	6	—	—	6	—	6

Warrants Exercised	48,750	195	—	—	—	97,305	—	97,500

Issuance of Stock Compensation	—	—	—	—	—	376,278	—	376,278

Balances, March 31, 2022	19,889,398	79,557	6	—	—	69,461,723	(55,609,916)	13,931,364

					Common	Additional
	Common Stock		Preferred Stock		Stock	Paid-In	Accumulated
	Shares	Par Value	Shares	Par Value	Subscribed	Capital	Deficit	Total

Balances, December 31, 2020	6,223,069	24,892	—	—	—	22,152,451	(40,618,381)	(18,441,038)

Net Loss	—	—	—	—	—	—	(997,180)	(997,180)

Warrants Exercised	5,907,046	23,628	—	—	—	3,325,424	—	3,349,052

Issuance of Common Stock and Warrants	2,248,865	8,995	—	—	(13,000)	3,139,655	—	3,135,650

Balances, March 31, 2021	14,378,980	57,515	—	—	(13,000)	28,617,530	(41,615,561)	(12,953,516)

See accompanying notes to unaudited condensed consolidated financial statements

EMPIRE PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Cash Flows From Operating Activities:
Net Income (Loss)	$3,623,427	$(997,180)

Adjustments to Reconcile Net Income (Loss) to Net Cash Provided By (Used In) Operating Activities:
Stock Compensation and Issuances	376,284	—
Amortization of Right of Use Assets	39,706	3,214
Depreciation, Depletion and Amortization	434,446	180,540
Accretion of Asset Retirement Obligation	330,000	284,465
Amortization of Loan Issue Costs	—	14,587
Change in Operating Assets and Liabilities:
Accounts Receivable	(757,466)	(29,922)
Unrealized Loss on Derivatives	29,061	229,971
Inventory, Oil in Tanks	62,202	(275,100)
Prepaids, Current	137,010	—
Other Assets	—	65,797
Accounts Payable	(1,654,437)	167,775
Accrued Expenses	440,471	(270,253)
Net Cash Provided By (Used In) Operating Activities	3,060,704	(626,106)

Cash Flows from Investing Activities:
Acquisition of Oil and Natural Gas Properties	—	(40,000)
Earnest Deposit for Acquisition of Oil and Natural Gas Properties	—	(1,780,000)
Additions to Oil and Natural Gas Properties	(424,651)	—
Purchase of Other Fixed Assets	(9,030)	(141,973)
Cash Paid for Right of Use Assets	(42,833)	—
Sinking Fund Deposit	(480,000)	—
Net Cash Used In Investing Activities	(956,514)	(1,961,973)

Cash Flows from Financing Activities:
Proceeds from Debt Issued	—	141,668
Principal Payments of Debt	(459,952)	(281,308)
Proceeds from Warrant Exercise	97,500	3,349,052
Proceeds from Stock and Warrant Issuance	—	3,135,650
Net Cash Provided By (Used In) Financing Activities	(362,452)	6,345,062

Net Change in Cash	1,741,738	3,756,983

Cash - Beginning of Period	3,611,871	157,695

Cash - End of Period	$5,353,609	$3,914,678

Supplemental Cash Flow Information:
Cash Paid for Interest	$104,981	$123,310

Non-cash Investing and Financing Activities:
Equipment purchased utilizing note payable	$—	$141,668
Note Payable Activity - PIE Agreement (see Note 5)	$18,687	$130,338

See accompanying notes to unaudited condensed consolidated financial statements

EMPIRE PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

Note 1 - Organization and Basis of Presentation

Empire Petroleum Corporation (“Empire” or the “Company”, collectively with its subsidiaries) is an independent energy company operator engaged in optimizing developed production by employing field management methods to maximize reserve recovery while minimizing costs. Empire has four wholly-owned subsidiaries in its areas of operations:

•	Empire North Dakota LLC (“Empire North Dakota”)
•	Empire New Mexico, LLC (“Empire New Mexico”)
•	Empire Texas (“Empire Texas”), consisting of the following entities:
○	Empire Texas LLC
○	Empire Texas GP LLC
○	Pardus Oil & Gas Operating, LP (owned 1% by Empire Texas GP LLC and 99% by Empire Texas LLC)
▪	Empire Texas Operating LLC
•	Empire Louisiana LLC (“Empire Louisiana”)

Empire was incorporated in the State of Utah in August 1983 and subsequently in the State of Delaware in 1985. The consolidated financial statements of Empire Petroleum Corporation and subsidiaries include the accounts of the Company and its wholly-owned subsidiaries.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, the results of operations, and the cash flows for the interim period are included. All adjustments are of a normal, recurring nature. Operating results for the interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

All intercompany accounts and transactions, including revenues and expenses, have been eliminated in consolidation.

The information contained in this Form 10-Q should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2021 which are contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on March 31, 2022.

Note 2 – Summary of Significant Accounting Policies

Significant Accounting Policies

There have been no material changes to significant accounting policies and estimates from the information provided in the Form 10-K for the year ended December 31, 2021.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instrument’s complexity. The Company reflects transfers between the three levels at the beginning of the reporting period in which the availability of observable inputs no longer justifies classification in the original level. There were no transfers between fair value hierarchy levels for the quarter ended March 31, 2022.

Financial instruments and other- The fair values determined for accounts receivable, accrued expenses and other current liabilities were equivalent to the carrying value due to their short-term nature.

Derivatives – Derivative financial instruments are carried at fair value and measured on a recurring basis. The Company’s commodity price hedges are valued based on discounted future cash flow models that are primarily based on published forward commodity price curves; thus, these inputs are designated as Level 2 within the valuation hierarchy.

The fair values of derivative instruments in asset positions include measures of counterparty nonperformance risk, and the fair values of derivative instruments in liability positions include measures of the Company’s nonperformance risk. These measurements were not material to the Consolidated Financial Statements.

Fair Value on a Nonrecurring Basis

The Company applies the provisions of fair value measurement on a non-recurring basis to its non-financial assets and liabilities, including oil and gas properties and asset retirement obligations. These assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments if events or changes in certain circumstances indicate that adjustments may be necessary. No triggering events that require assessment of such items were observed during the three months ended March 31, 2022.

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

Note 3 – Property

The Company follows the successful efforts method of accounting for its oil and natural gas properties. Under this method, costs to acquire oil and natural gas properties and costs incurred to drill and equip development and exploratory wells are capitalized. Exploration costs are charged to operations as incurred. Upon sale or retirement of oil and natural gas properties, the costs and related accumulated depreciation, depletion and amortization are eliminated from the accounts and the resulting gain or loss is recognized.

Costs incurred to maintain wells and related equipment and lease and well operating costs are charged to expense as incurred.

Depletion is calculated on a units-of-production basis at the field level based on total proved developed reserves.

Proved Properties and Impairments

Proved oil and natural gas properties are reviewed for impairment at least annually, or as indicators of impairment arise. There were no indicators of impairment in the current quarter or for the same quarter in the previous period.

In May 2021 the Company purchased oil and natural gas properties in New Mexico (see Note 4).

The aggregate capitalized costs of oil and natural gas properties as of March 31, 2022 are as follows:

Proved producing wells	$20,977,026
Proved undeveloped	2,724,966
Lease and well equipment	5,448,952
Asset retirement obligation	18,188,033
Gross capitalized costs	47,338,977
Accumulated Depreciation, Depletion, Amortization
and Impairment	(17,926,748)
Net capitalized costs	$29,412,229

Other property and equipment consists of operating lease assets, vehicles, office furniture, and equipment with lives ranging from three to five years.

Other property and equipment, at cost	$1,559,064
Less: accumulated depreciation	(334,745)
Other property and equipment, net	$1,224,319

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

The following table sets forth the Company's purchase price allocation:

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

The Company has approximately $400,000 recorded as a final settlement receivable from the seller as of March 31, 2022. On April 25, 2022, the Company entered into an amendment to the Purchase and Sale Agreement which defined certain assets and liabilities which were included in and excluded from the acquisition. The Company anticipates final settlement to occur in 2022 and anticipates fully collecting the outstanding receivable at that time.

Note 5 – Joint Development Agreement

On August 6, 2020 the Company, through its wholly owned subsidiary, Empire Texas, entered into a joint development agreement (the “JDA”) with Petroleum & Independent Exploration, LLC and related entities (“PIE”), a related party (See Note 13), dated August 1, 2020. Under the terms of the JDA, PIE will perform recompletion or workover on specified mutually agreed upon wells (“Workover Wells”) owned by Empire Texas. To fund the work, PIE entered into a term loan agreement with Empire Texas dated August 1, 2020, whereby PIE will loan up to $2,000,000, at an interest rate of 6% per annum, maturing August 7, 2024 unless terminated earlier by PIE. Proceeds of the loan will be used for recompletion or workover of the Workover Wells. Refer to Note 8 for the amount advanced on the loan as of period-end. As part of the JDA, Empire Texas will assign to PIE a combined 85% working and revenue interest in the Workover Wells. Of the assigned interest, 70% working and revenue interest will be used to repay the obligations under the term loan agreement. Once the term loan is repaid, PIE will reassign a 35% working and revenue interest to Empire Texas in each of the Workover Wells and retain a 50% working and revenue interest. To the extent the cash flows from the revenue interest are insufficient to repay the obligations under the term loan, the Company remains required to repay the obligation and the activity resulting from the JDA is being treated as a carried interest with a corresponding term loan.

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

The Company’s asset retirement obligation activity is as follows for the quarter ended March 31, 2022:

Asset retirement obligations, beginning of period	$20,640,599
Accretion expense	330,000
Asset retirement obligation, end of period	$20,970,599

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

The following table summarizes the net realized and unrealized losses reported in earnings related to the commodity derivative instruments for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Loss on derivatives:
Oil derivatives	$(112,321)	$(357,915)

The following represents the Company’s net cash payments on derivatives for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021

Oil derivatives	$(83,260)	$(127,944)

The following table sets forth the Company’s outstanding derivative contracts at March 31, 2022:

		2nd Quarter	3rd Quarter	4th Quarter
2022
WTI Index Put Options:
Quarterly volume (MBbl)		20.43	20.32	15.72
Floor Price (Bbl)		$40.00	$40.00	$40.00

Quarterly volume (MBbl)				2.00
Floor Price (Bbl)				$70.00

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2023
WTI Index Put Options:
Quarterly volume (MBbl)	13.40	15.34	10.86	6.00
Floor Price (Bbl)	$40.00	$55.00	$55.00	$60.00

Quarterly volume (MBbl)	6.00
Floor Price (Bbl)	$67.50

Note 8 - Debt

The following table represents the Company’s outstanding debt as of March 31, 2022:

Senior Revolver Loan Agreement	$6,769,500

Term Loan – PIE, a related party	815,697

Equipment and vehicle notes, 0% to 6.99% interest rates, due in 2025 to 2027 with monthly payments ranging from $400 to $1,400 per month	292,743

Note Payable to Insurance Provider, bears 3.63% interest, matures November 2022, monthly payments of principal and interest of $50,083	295,559

Total Debt	8,173,499
Less Current Maturities	1,553,369
Total Long-Term Debt	$6,620,130

On July 7, 2021 the Company entered into the Fourth Amendment to its Senior Revolver Loan Agreement (“the Amended Agreement”) with CrossFirst Bank (“CrossFirst”). The maximum amount that can be advanced under the Agreement is $20,000,000 and the existing commitment amount is $7,680,000 which is reduced by $300,000 per calendar quarter beginning September 30, 2021 and includes interest at Wall Street Journal Prime plus 150 basis points (5.0% as of March 31, 2022). The Amended Agreement matures on March 27, 2024. Collateral for the loan is a lien on all of the assets of Empire Louisiana and Empire North Dakota, wholly owned subsidiaries of the Company, and a first priority mortgage lien, pledge of and security interest in not less than 80% of Empire Louisiana’s and Empire North Dakota’s producing oil, gas and other leasehold and mineral interests. The Amended Agreement requires the Company maintain commodity derivatives at certain thresholds based on projected production and, beginning March 31, 2021, to maintain certain covenants including an EBITDAX to interest expense of at least 3:1 and funded debt to EBITDAX of 4:1 on a trailing twelve-month basis. The amount of current maturities related to the Amended Agreement is $1,200,000. The Company was in compliance with the loan covenants at March 31, 2022.

In August 2020, concurrent with the Joint Development Agreement with Petroleum and Independent Exploration, LLC (“PIE”), a related party, the Company entered into a term loan agreement dated August 1, 2020, whereby PIE will loan up to $2,000,000, at an interest rate of 6% per annum, maturing August 7, 2024 unless terminated earlier by PIE. The loan proceeds will be used for recompletion or workover of certain designated wells. Refer to Note 5 for additional information regarding this arrangement.

Note 9 - Leases

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

The Company recognizes right-of-use lease expense on a straight-line basis, except for certain variable expenses that are recognized when the variability is resolved, typically during the period in which they are paid. Variable right-of-use lease payments typically include charges for property taxes, insurance, and variable payments related to non-lease components, including common area maintenance.

Right of use lease expense was approximately $60,000 for the three months ended March 31, 2022.

Supplemental balance sheet information related to the right of use leases is as follows as of March 31, 2022:

Operating lease asset (included in Other Property and Equipment)	$744,013

Current portion of lease liability	$181,029
Long-term lease liability	602,554
Total right of use lease liabilities	$783,583

The weighted average remaining term for the Company’s right of use leases is 3.7 years.

Maturities of lease liabilities are as follows as of March 31, 2022:

2023	$236,720
2024	239,683
2025	227,574
2026	154,545
2027	37,200
Thereafter	3,100
Total lease payments	898,822
Less imputed interest	(115,239)
Total lease obligation	$783,583

Note 10 – Common and Preferred Stock

As a result of the Company’s Amended and Restated Certificate of Incorporation (“Charter”) that was effective in March 2022, the total number of shares of all classes of stock that the Company has the authority to issue is 200,000,000, consisting of 190,000,000 shares of common stock, par value $0.001 per share and 10,000,000 shares of preferred stock, par value $0.001 per share.

Preferred Stock

Preferred stock may be issued from time to time in one or more series at the direction of the board of directors and the directors also have the ability to fix dividend rates and rights, liquidation preferences, voting rights, conversion rights, rights and terms of redemption and other rights, preferences, privileges and restrictions as determined by the board of directors, subject to certain limitations set forth in the Charter.

 Series A Voting Preferred Stock

On March 8, 2022, the Company formalized the issuance of preferred stock as was required under the terms of the Company's May 2021 financing agreements with Energy Evolution (Master Fund), Ltd. (the "Fund") and issued six shares of Series A Voting Preferred Stock. The Series A Voting Preferred Stock was issued in connection with the strategic investment in the Company by Energy Evolution (Master Fund), Ltd. (the “Fund”). For so long as the Series A Voting Preferred Stock is outstanding, the Company’s board of directors will consist of six directors. Three of the directors are designated as the Series A Directors and the three other directors (each, a “common director”) are elected by the holders of common stock and/or any preferred stock (other than the Series A Voting Preferred Stock) granted the right to vote on the common directors. Any Series A Director may be removed with or without cause but only by the affirmative vote of the holders of a majority of the Series A Voting Preferred Stock voting separately and as a single class. The holders of the Series A Voting Preferred Stock have the exclusive right, voting separately and as a single class, to vote on the election, removal and/or replacement of the Series A Directors. Holders of common stock or other preferred stock have no right to vote on the Series A Directors. The approval of the holders of the Series A Voting Preferred Stock, voting separately and as a single class, is required to authorize any resolution or other action to issue or modify the number, voting rights or any other rights, privileges, benefits or characteristics of the Series A Voting Preferred Stock, including without limitation, any action to modify the number, structure and/or composition of the Company’s current board of directors.

The Series A Voting Preferred Stock is held by Phil Mulacek, co-chairman of the board of directors and one of the principals of the Fund, as the Fund’s designee (the “Initial Holder”). The Series A Voting Preferred Stock may be transferred only to certain controlled affiliates of the Initial Holder (“Permitted Transferees”), and the voting rights of the Series A Voting Preferred Stock are contingent upon the Initial Holder and Permitted Transferees (collectively, the “Series A Holders”) holding together at least 3,000,000 shares of the Company’s outstanding common stock.

The Series A Voting Preferred Stock is not entitled to receive any dividends or distributions of cash or other property except in the event of any liquidation, dissolution or winding up of the Company’s affairs. In such event, before any amount is paid to the holders of the Company’s common stock but after any amount is paid to the holders of the Company’s senior securities, the holders of the Series A Voting Preferred Stock will be entitled to receive an amount per share equal to $1.00.

Except as discussed above or as otherwise set forth in the certificate of designation of the Series A Voting Preferred Stock, the holders of the Series A Voting Preferred Stock have no voting rights.

The Series A Voting Preferred Stock is not redeemable at the Company’s election or the election of any holder, except the Company may elect to redeem the Series A Voting Preferred Stock for $1.00 per share following satisfaction of its notice and cure requirements in the event that:

•	any or all shares of Series A Voting Preferred Stock are held by anyone other than the Initial Holder or a Permitted Transferee; or
•	the Series A Holders together hold less than 3,000,000 shares of the Company’s outstanding common stock.

The Series A Voting Preferred Stock is not convertible into common stock or any other security.

Common Stock

The holders of shares of common stock are entitled to one vote per share for all matters on which common stockholders are authorized to vote on. Examples of matters that common stockholders are entitled to vote on include, but are not limited to, election of three of the six directors and other common voting situations afforded to common stockholders.

Note 11 - Equity

On August 27, 2021 the Company’s Board of Directors approved a one for four reverse stock split such that every holder of the Company’s common stock shall receive one share of common stock for every four shares owned. The reverse stock split was made effective on March 7, 2022, simultaneous with the Company’s listing of its common stock on the NYSE American. All share amounts have retrospectively been stated at post-reverse split amounts and pricing.

During February and March 2021, the Company issued to a group of accredited investors 2,248,464 shares of its common stock and warrants to purchase 2,248,464 shares of its common stock for $2.00 per share which expire on December 31, 2022. Proceeds from the sale were $3,147,850. The value allocated to the warrants was the fair value determined using the Black-Scholes option valuation with the following assumptions:  no dividend yield, expected annual volatility of 180%, risk free interest rate of .14% and an expected useful life of 21 months. The fair value of the warrants of $2,350,407 was allocated to Additional Paid-in Capital. During the quarter ended March 31, 2022, 48,750 shares of common stock were issued as a result of warrant exercises. As of March 31, 2022, warrants for 749,464 shares of common stock have been exercised.

Note 12 – Stock-Based Compensation

Stock Options

On April 3, 2019, the Board of Directors of the Company adopted the Empire Petroleum Corporation 2019 Stock Option Plan (the “Stock Option Plan”). The total number of shares of common stock that may be issued pursuant to stock options under the Stock Option Plan is 2,500,000. Further, on April 3, 2019 the Company granted Mr. Pritchard and Mr. Morrisett each, options to purchase 625,000 shares of common stock of the Company at an exercise price of $1.32 per share. Each option vested in three installments with 312,500 vesting immediately and 156,250 vesting each in April 2020 and April 2021. All of the options expire in April 2029. The value allocated to the vested options was the fair value determined using the Black-Scholes option valuation with the following assumptions:  no dividend yield, expected annual volatility of 213%, risk free interest rate of 2.32% and an expected useful life of 5.375 years. As a result of the adoption of a 2021 plan, the board of directors and management have determined that there would be no further issuances from the Stock Option Plan. As of March 31, 2022, there were 1,178,200 unexercised options under the Stock Option Plan.

On August 27, 2021, the Board of Directors of the Company adopted the Empire Petroleum Corporation 2021 Stock and Incentive Compensation Plan (the “Incentive Plan”). The total number of shares of common stock that may be issued pursuant to the Incentive Plan is 750,000. Four grants were made in 2021 that amounted to 187,500 options. Two of the grants were for a cumulative amount of 62,500 options and vested immediately upon grant in November 2021. Valuation was calculated using the Black-Scholes option valuation model with the following assumptions: no dividend yield, expected annual volatility of 229%, risk free interest rate of .81%, and expected useful life of 3 years. The third grant was for 62,500 options and the valuation used the following inputs: no dividend yield, expected annual volatility of 277%, risk free interest rate of .99%, and expected useful life of 4 years. The fourth grant was for 250,000 options and inputs used to value the grant included no dividend yield, expected annual volatility of 335%, risk free interest rate of 1.16%, and expected useful life of 5 years.

On February 28, 2022, management issued a combination of stock options and restricted stock units under the Incentive Plan. 249,000 stock options were granted to employees and members of management with three year vesting terms and expirations of August 2025 and 2026. Stock option values were calculated using a Black-Scholes option valuation with the following assumptions: no dividend yield, expected annual volatility of 56% as calculated by utilizing the stock price from the date of the XTO acquisition through grant date, risk free interest rate of 1.62% and 1.67% for the 2025 and 2026 options, respectively, and expected useful lives of 2.75 and 3.75 years for the 2025 and 2026 options, respectively. Total fair value of the stock option grants was approximately $1.2 million. The value of these options are being recognized to expense in a straight-line method from date of grant through expiration date.

Restricted Stock Units

The Incentive Plan allows for the grant of restricted stock units (“RSUs”). Any RSU grants fall under the total grants available to be made under the Incentive Plan of 750,000 shares of common stock.

Each RSU represents the contingent right to receive one share of common stock. The holders of outstanding RSUs do not receive dividends or have voting rights prior to vesting and settlement. The Company determines the fair value of granted RSUs based on the market price of the common stock on the date of the grant. Compensation expense for granted RSUs is recognized on a straight-line basis over the vesting and is net of forfeitures, as incurred. Stock-based compensation is included in General and Administrative expense in the Condensed Consolidated Statements of Operations and is recorded with a corresponding increase in Additional Paid-in Capital within the Condensed Consolidated Balance Sheets.

RSUs were granted on February 28, 2022 with 12- and 13-month service periods. Total value assigned to the RSUs based on grant date approximated $585,000. For the three months ended March 31, 2022, approximately $45,000 of compensation expense related to RSUs was recognized, leaving approximately $540,000 of unrecognized compensation expense which will be recognized on a straight-line basis depending on the service period of each grant.

Note 13 – Related Party Transactions

The Energy Evolution (Master Fund), Ltd. (“Energy Evolution”) is a related party of the Company as it beneficially owns approximately 27% of the Company’s outstanding shares of common stock as of March 31, 2022. Additionally, a board member of Energy Evolution was appointed to the Company’s board in October 2021 as the board co-chairman. This board member separately beneficially owns approximately 17% of the Company’s outstanding shares of common stock as of March 31, 2022 and held all of the outstanding shares of preferred stock at March 31, 2022. The board member also is a majority owner of Petroleum & Independent Exploration, LLC and related entities (“PIE”). In October 2021 another Energy Evolution member was appointed to the Company’s board of directors and has an ownership percentage of approximately 3%.

The Company has a joint development agreement with PIE to perform recompletion or workover on specified mutually agreed upon wells (See Note 5). This joint development agreement has a note payable whose balance increases as work is performed until payout terms have been reached per the agreement (See Note 8).

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

The Company has undergone a sales tax audit related to its Texas entity and received the initial assessment notice in April 2022. The maximum exposure of this sales tax assessment is approximately $1.3 million though the Company is confident that the final assessment will be less than the maximum as previously stated. The Company has accrued $650,000 for this contingency for the quarter ended March 31, 2022.

Note 15 – Subsequent Events

In February 2022, the Company entered into a Purchase and Sale Agreement with a third party to purchase certain oil and gas properties located in North Dakota for a preliminary purchase price of $1.5 million. The acquisition closed in April 2022 for approximately $1.4 million.

In April 2022, Anthony Kamin, co-chairman of the board, resigned his position. Vice Admiral Andrew Lewis joined the board upon Mr. Kamin’s departure.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q, including this section, includes certain statements that may be deemed "forward-looking statements" within the meaning of federal securities laws. All statements, other than statements of historical facts, which address activities, events, or developments that the Company expects, believes or anticipates will or may occur in the future, including future sources of financing and other possible business developments, are forward-looking statements. Such statements are subject to a number of assumptions, risks and uncertainties and could be affected by a number of distinct factors, including the Company's failure to secure short and long-term financing necessary to sustain and grow its operations, increased competition, changes in the markets in which the Company participates and the technology utilized by the Company and new legislation regarding environmental matters. These risks and other risks that could affect the Company's business are more fully described in reports the Company files with the SEC, including its Annual Report on Form 10-K for the year ended December 31, 2021. Actual results may vary materially from the forward-looking statements. The Company undertakes no duty to update any of the forward-looking statements in this Form 10-Q.

Overview

The Company’s primary business is the exploration and development of oil and natural gas interests. The Company has incurred significant losses from operations, and there is no assurance that it will achieve sustained profitability or obtain the funds necessary to finance its operations. For all periods presented, the Company’s effective tax rate is 0%. The Company has generated net operating losses since inception, which would normally reflect a tax benefit in the condensed consolidated statement of operations and a deferred asset on the condensed consolidated balance sheet. However, because of the current uncertainty as to the Company’s ability to achieve sustained profitability, a valuation reserve has been established that offsets the amount of any tax benefit available for each period presented in the condensed consolidated statements of operations.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to use our judgment to make estimates and assumptions that affect certain amounts reported in our financial statements. As additional information becomes available, these estimates and assumptions are subject to change and thus impact amounts reported in the future. Critical accounting policies are those accounting policies that involve judgment and uncertainties affecting the application of those policies and the likelihood that materially different amounts would be reported under different conditions or using differing assumptions. We periodically update our estimates used in the preparation of the financial statements based on our latest assessment of the current and projected business and general economic environment. There have been no significant changes to our critical accounting policies during the three months ended March 31, 2022.

Production and Operating Data

The following table sets forth a summary of our production and operating data for the three-month periods ended March 31, 2022 and 2021. Because of normal production declines, increased or decreased production due to future acquisitions, divestitures, and development, fluctuations in commodity prices and the effects of acquisitions or divestitures, the historical information presented below should not be interpreted as being indicative of future results.

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Production and operating data:

Net production volumes:
Oil (Bbl)	114,255	39,926
Natural gas (Mcf)	213,945	41,004
Natural gas liquids (gal)	1,686,375	—	*
Total (Boe)	190,064	46,760

Average price per unit:
Oil (a)	$91.17	$48.35
Natural gas (a)	$4.61	$6.27
Natural gas liquids	$1.03	$—	*
Total (Boe)	$68.51	$46.78

Operating costs and expenses per Boe:
Oil and natural gas production	$27.31	$30.32
Production and ad valorem taxes	$4.74	$3.63
Depreciation, depletion, amortization and accretion	$4.02	$9.94
General & administrative	$12.92	$19.38

(a)	Includes the effect of net cash receipts (payments on) derivatives, as applicable contracts are in place.

Bbl – One stock tank barrel, of 42 U.S. gallons liquid volume, used herein in reference to oil, condensate, or natural gas liquids.

Mcf – One thousand cubic feet of natural gas

Gal – One gallon of natural gas liquid

Boe – One barrel of oil equivalent, a standard convention used to express oil and natural gas volumes on a comparable oil equivalent basis. Natural gas equivalents are determined under the relative energy content method by using the ratio of 6.0 Mcf of natural gas to 1.0 Bbl of oil or condensate.

*Prior to the acquisition of the New Mexico properties, natural gas liquids production was minimal and included as a component of natural gas on the financial statements.

Results of Operations

The following table reflects our summary operating information. Because of normal production declines, increased or decreased drilling activity and the effects of acquisitions, the historical information presented below should not be interpreted as indicative of future results.

	Three Months Ended March 31,
	2022	2021	Variance	Variance %

Oil revenues	$10,416,422	$2,058,479	8,357,943	406%
Natural gas revenues	985,423	376,549	608,874	162%
NGL revenues	1,732,518	—	1,732,518	100%
Total revenues from product sales	13,134,363	2,435,028

Lease operating expense	5,190,946	1,418,010	3,772,936	266%
Production and ad valorem taxes	901,238	169,832	731,406	431%
Depreciation, depletion, amortization and accretion	764,446	465,005	299,441	64%
General and administrative expense (excluding stock-based compensation)	2,079,102	906,048	1,173,054	129%
Stock-based compensation	376,278	—	376,278	100%
Interest expense	110,648	136,828	(26,180)	-19%

Operating Income (Loss)	3,734,075	(860,352)	4,594,427	534%
Net Income (Loss)	3,623,427	(997,180)	4,620,607	463%

Revenues

Revenues increased as a result of more volumes produced from legacy assets due to successful execution of the Company’s mission to cost-effectively produce more volumes paired with the XTO acquisition’s revenues and volumes brought online from efforts to make the field produce more volumes combined with favorable pricing environments in the Company’s core operating areas. Approximately $5.7 million in oil revenues, $740,000 in gas revenue, and $1.6 million in NGL revenue was attributed to production acquired with the XTO acquisition in the current quarter for a total revenue impact of the XTO assets of approximately $8.1 million of the total revenue variance between periods.

Lease Operating Expense and Taxes

Lease operating expense rose with the XTO acquisition and in response to the Company’s execution of its mission to increase production in its legacy assets. The Company has worked to cost-effectively increase production throughout its asset base utilizing experienced personnel and third-party service providers. Production and ad valorem taxes have increased as a direct result of the XTO acquisition’s properties and increased volumes produced and sold. The acquisition of New Mexico assets accounted for approximately $2.7 million of the increase in lease operating expenses and $655,000 of the increase in production and ad valorem taxes.

Depreciation, Depletion, Amortization and Accretion and Impairment

There were no indicators of impairment on the Company’s properties at period-end. The addition of PDP reserves and producing volumes in New Mexico served as the primary driver of the change in this line item period over period.

General and Administrative Expense

The Company’s headcount increased as a result of the New Mexico acquisition, including administrative personnel. Increase in salaries period-over-period was approximately $170,000. Addition of the New Mexico assets resulted in additional costs for accounting and other professional services of approximately $300,000. The Company also accrued for a loss contingency related to a Texas sales tax audit for which the initial assessment was received in April 2022. The Company accrued $650,000 related to that contingency based on currently available information. The Company intends to seek redetermination of this assessment. The final payment related to this sales tax audit may be more or less than the accrued amount.

The Company utilizes stock-based compensation to compensate members of management and retain talented personnel. The Company anticipates stock-based compensation to continue to be utilized in 2022 and beyond to attract and retain talented personnel.

Interest Expense

Cash-based interest expense declined with a corresponding decrease in the Company’s Credit Facility.

Liquidity

As of March 31, 2022, the Company had approximately $5.4 million cash on hand and approximately $300,000 available on its Credit Facility.  The Company expects to incur costs related to future oil and natural gas acquisitions for the foreseeable future.  It is expected that management will use a combination of cash flows from operations as well as seeking additional debt and equity funding for these acquisitions and to fund ongoing operations.

Working Capital

Working capital (presented below) was approximately $4.7 million as of March 31, 2022 compared to approximately $1.1 million as of December 31, 2021, resulting in an increase of approximately $3.7 million. This change is primarily a result of a consistently strong pricing environment in the first quarter of 2022 that increased the Company’s cash balance by approximately $1.7 million. Drilling on the four non-operated properties that had begun in the fourth quarter of 2021 was completed in early 2022, which was a primary reason for the decrease in accounts payable of approximately $1.7 million between period ends.

	March 31,	December 31,
	2022	2021
Current Assets	15,440,677	13,118,020
Current Liabilities	10,694,151	12,054,487
Working Capital	4,746,526	1,063,533

Cash Flows

	Three Months Ended March 31,
Cash flows provided by (used in):	2022	2021	Variance
Operating activities	$3,060,704	$(626,106)	$3,686,810
Investing activities	(956,514)	(1,961,973)	1,005,459
Financing activities	(362,452)	6,345,062	(6,707,514)

Cash Flows from Operating Activities

The Company closed on its New Mexico properties in May 2021 (See Note 4). These properties significantly increased the volume produced by the Company, and the Company was also able to capitalize on higher pricing in the first quarter of 2022 compared to that in the first quarter of 2021. The Company had net income in the first three months of 2022 compared to the same period in 2021, further increasing cash provided by operating activities compared to the cash used in operating activities for the same period last year.

Cash Flows from Investing Activities

For the three months ended March 31, 2021, the Company deposited approximately $1.8 million in an escrow account ahead of the New Mexico acquisition (See Note 4). This cash outflow was the primary driver for the net cash used in investing activities in the prior year. In the current period, there were no similar cash outflows and additions to oil and natural gas properties was minimal in comparison, totaling approximately $425,000 for the three months ended March 31, 2022.

Cash Flows from Financing Activities

For the three months ended March 31, 2022, the Company made principal payments on debt of approximately $460,000 that was offset by approximately $98,000 of cash received for warrant exercises. During the same period in the prior year, the Company received cash totaling approximately $6.5 million related to stock and warrant issuances and exercises.

Capital Resources

Capital Expenditures

For the three months ended March 31, 2022, the Company spent approximately $425,000 on additions to oil and natural gas properties, primarily as a result of non-operated drilling. The Company anticipates additional capital expenditures in the coming quarters that will be funded with cash flows from operations.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company conducted an evaluation under the supervision of the Company's Chief Executive Officer and President (and principal financial officer) of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rules 13a - 15(e) and 15d - 15(e). Based on this evaluation, the Company's Chief Executive Officer and President (and principal financial officer) have concluded that the disclosure controls and procedures as of the end of the period covered by this report are not effective. As described in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2022, our Chief Executive Officer and President (principal financial officer) concluded that, as of December 31, 2021, our internal control over financial reporting was not effective at a reasonable assurance level as we do not have sufficient resources in our accounting function, which restricts the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner.

Upon hiring the Chief Accounting Officer in October 2021, additional controls were implemented, and other controls were enhanced as initial steps to mitigate the risk of a material weakness on a go-forward basis. In the first quarter of 2022, the Chief Accounting Officer engaged an outside company to undertake an internal controls review. This review is scheduled to conclude in the second quarter of 2022. Controls that would strengthen the Company’s internal control structure that are identified during the course of the review are being implemented on an ongoing basis.

Changes in Internal Control Over Financial Reporting

New and enhanced controls have been implemented in 2022 as identified by the Chief Accounting Officer to aid in the mitigation of the weakness discussed in the Annual Report on the Form 10-K that was filed on March 31, 2022. It is management’s expectation that the Company will implement enhanced controls throughout 2022 with additional controls implemented as they are identified by the outside consultants. Management will continue to diligently and rigorously review the financial reporting controls and procedures on an ongoing basis.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

For information regarding legal proceedings, see Note 14 of the Notes to Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

As previously reported, on March 8, 2022, as partial consideration for a strategic investment in the Company by Energy Evolution (Master Fund), Ltd. (the “Fund”), the Company issued six shares of Series A Voting Preferred Stock to Phil Mulacek, one of the principals of the Fund, as the Fund’s designee.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Thomas Pritchard, Chief Executive Officer, pursuant to Rules 13a - 14 (a) and 15(d) - 14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(a)(1) (31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

31.2	Certification of Michael R. Morrisett, President and principal financial officer, pursuant to Rules 13a - 14 (a) and 15(d) - 14(a) promulgated under the Securities Exchange Act of 1934, as amended, and Item 601(a)(1) (31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

32.1	Certification of Thomas Pritchard, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).
32.2	Certification of Michael R. Morrisett, President and principal financial officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (submitted herewith).

101	Financial Statements for XBRL format (submitted herewith).

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Empire Petroleum Corporation

Date: May 16, 2022	By:	/s/ Michael R. Morrisett
Michael R. Morrisett
President
(Principal Financial Officer)

Date: May 16, 2022	By:	/s/ Thomas Pritchard
Thomas Pritchard
Chief Executive Officer
(Principal Executive Officer)