Form 10-Q
period 2022-06-30
EMPIRE PETROLEUM CORP
filed 2022-08-15
CIK 887396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from: ____________to ____________

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

The number of shares of the registrant's common stock, $0.001 par value, outstanding as of the latest practicable date of August 15, 2022 was 21,685,047.

EMPIRE PETROLEUM CORPORATION

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION	Page No.

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets at June 30, 2022 (Unaudited) and December 31, 2021	3

	Condensed Consolidated Statements of Operations – For the three- and six-months ended June 30, 2022 and 2021 (Unaudited)	4

	Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit) – For the three- and six-months ended June 30, 2022 and 2021 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows – For the six months ended June 30, 2022 and 2021 (Unaudited)	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7-17

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18-23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Mine Safety Disclosures	24

Item 5.	Other Information	24

Item 6.	Exhibits	24

	Signatures	25

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

EMPIRE PETROLEUM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2022	2021
ASSETS
Current Assets:
Cash	$12,436,535	$3,611,871
Accounts Receivable	8,846,989	7,733,905
Unrealized Gain on Derivative Instruments	191,072	55,242
Inventory - Oil in Tanks	1,192,589	1,037,880
Prepaids	539,526	679,122
Total Current Assets	23,206,711	13,118,020

Property and Equipment:
Oil and Natural Gas Properties, Successful Efforts	50,426,477	46,914,326
Less: Accumulated Depreciation, Depletion and Impairment	(18,202,939)	(17,525,918)
Net	32,223,538	29,388,408
Other Property and Equipment, Net	1,322,323	1,288,611
Total Property and Equipment, Net	33,545,861	30,677,019

Unrealized Gain on Derivative Instruments - Long Term	82,853	194,018
Sinking Fund	5,450,000	4,810,000
Utility and Other Deposits	1,805,608	1,290,594

Total Assets	$64,091,033	$50,089,651

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$3,324,959	$4,329,535
Accrued Expenses	7,533,699	5,844,184
Current Portion of Lease Liability	209,320	180,105
Current Portion of Long-Term Notes Payable	1,406,081	1,700,663
Total Current Liabilities	12,474,059	12,054,487

Long-Term Notes Payable	6,806,043	6,914,101
Long Term Lease Liability	591,412	646,311
Asset Retirement Obligations	21,379,788	20,640,599
Total Liabilities	41,251,302	40,255,498

Stockholders' Equity:
Series A Preferred Stock - $.001 Par Value, 10,000,000 Shares Authorized, 6 and 0 Shares Issued and Outstanding, Respectively	—	—
Common Stock - $.001 Par Value 190,000,000 Shares Authorized, 21,443,293 and 19,840,648 Shares Issued and Outstanding, Respectively	81,111	79,362
Additional Paid-in Capital	72,834,256	68,988,134
Accumulated Deficit	(50,075,636)	(59,233,343)
Total Stockholders' Equity	22,839,731	9,834,153

Total Liabilities and Stockholders' Equity	$64,091,033	$50,089,651

See accompanying notes to unaudited condensed consolidated financial statements

EMPIRE PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Oil Sales	$13,329,366	$4,058,449	$23,745,788	$6,120,493
Gas Sales	1,446,435	372,178	2,431,858	681,062
Natural Gas Liquids Sales	1,763,546	425,480	3,496,064	473,392
Other	24,913	45,357	48,956	82,975
Net Realized and Unrealized Loss on Derivatives	(23,893)	(182,034)	(136,214)	(539,949)
Total Revenue	16,540,367	4,719,430	29,586,452	6,817,973

Costs and Expenses:
Operating	5,503,850	2,312,932	10,696,532	3,730,942
Taxes - Production	1,137,841	418,681	2,039,079	588,513
Depletion, Depreciation & Amortization	455,799	565,333	890,245	745,873
Accretion of Asset Retirement Obligation	336,488	270,155	666,488	554,620
General and Administrative	3,282,452	3,220,101	5,736,096	4,126,149

Total Cost and Expenses	10,716,430	6,787,202	20,028,440	9,746,097

Operating Income (Loss)	5,823,937	(2,067,772)	9,558,012	(2,928,124)

Other Income and (Expense):
Other Expense	(177,872)	(435,584)	(177,872)	(435,584)
Interest Expense	(111,785)	(2,768,606)	(222,433)	(2,905,434)

Net Income (Loss)	$5,534,280	$(5,271,962)	$9,157,707	$(6,269,142)

Net Income (Loss) per Common Share:
Basic	$0.27	$(0.35)	$0.45	$(0.54)
Diluted	$0.24	$(0.35)	$0.41	$(0.54)
Weighted Average Number of Common Shares Outstanding,
Basic	20,424,970	15,176,845	20,145,955	11,601,496
Diluted	23,294,723	15,176,845	22,233,826	11,601,496

See accompanying notes to unaudited condensed consolidated financial statements

EMPIRE PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

For the Three and Six Months Ended June 30, 2022 and 2021

(Unaudited)

					Common	Additional
	Common Stock		Preferred Stock		Stock	Paid-In	Accumulated
	Shares	Par Value	Shares	Par Value	Subscribed	Capital	Deficit	Total

Balances, December 31, 2021	19,840,648	$79,362	—	$—	$—	$68,988,134	$(59,233,343)	$9,834,153

Net Income	—	—	—	—	—	—	3,623,427	3,623,427

Issuance of Preferred Stock	—	—	6	—	—	6	—	6

Warrants Exercised	48,750	195	—	—	—	97,305	—	97,500

Stock Compensation Expense	—	—	—	—	—	376,278	—	376,278

Balances, March 31, 2022	19,889,398	79,557	6	—	—	69,461,723	(55,609,916)	13,931,364

Net Income	—	—	—	—	—	—	5,534,280	5,534,280

Options and Warrants Exercised	1,553,895	1,554	—	—	—	2,885,629	—	2,887,183

Stock Compensation Expense	—	—	—	—	—	486,904	—	486,904

Balances, June 30, 2022	21,443,293	$81,111	6	$—	$—	$72,834,256	$(50,075,636)	$22,839,731

					Common	Additional
	Common Stock		Preferred Stock		Stock	Paid-In	Accumulated
	Shares	Par Value	Shares	Par Value	Subscribed	Capital	Deficit	Total

Balances, December 31, 2020	6,223,069	$24,892	—	$—	$—	$22,152,451	$(40,618,381)	$(18,441,038)

Net Loss	—	—	—	—	—	—	(997,180)	(997,180)

Warrants Exercised	5,907,046	23,628	—	—	—	3,325,424	—	3,349,052

Issuance of Common Stock and Warrants	2,248,865	8,995	—	—	(13,000)	3,139,655	—	3,135,650

Balances, March 31, 2021	14,378,980	57,515	—	—	(13,000)	28,617,530	(41,615,561)	(12,953,516)

Net Loss	—	—	—	—	—	—	(5,271,962)	(5,271,962)

Stock Compensation Expense	—	—	—	—	—	406,250	—	406,250

Warrants Exercised	1,361,428	5,446	—	—	13,000	3,968,411	—	3,986,857

Warrants Issued with Unsecured Convertible Notes	—	—	—	—	—	544,824	—	544,824

Unsecured Convertible Note Conversion	300,000	1,200	—	—	—	1,498,800	—	1,500,000

Right to Buy Issued with Unsecured Convertible Notes	—	—	—	—	—	989,115	—	989,115

Shares and Warrants Issued for Secured Convertible Note	375,000	1,500	—	—	—	4,593,000	—	4,594,500

Balances, June 30, 2021	16,415,408	$65,661	—	$—	$—	$40,617,930	$(46,887,523)	$(6,203,932)

See accompanying notes to unaudited condensed consolidated financial statements

EMPIRE PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2022	2021
Cash Flows From Operating Activities:
Net Income (Loss)	$9,157,707	$(6,269,142)

Adjustments to Reconcile Net Income (Loss) to Net Cash Provided By (Used In) Operating Activities:
Stock Compensation and Issuances	863,187	406,250
Amortization of Right of Use Assets	90,607	6,428
Depreciation, Depletion and Amortization	890,245	745,873
Accretion of Asset Retirement Obligation	666,488	554,620
Settlement of Asset Retirement Obligations	(160,958)	—
Amortization of Loan Issue Costs	—	14,587
Right to Buy Issuance Costs	—	989,115
Unrealized Loss on Embedded Conversion Option	—	596,284
Amortization of Discount on Convertible Notes	—	2,579,915
Forgiveness of Payroll Protection Plan Loan	—	(160,700)
Change in Operating Assets and Liabilities:
Accounts Receivable	(1,113,084)	(2,348,605)
Unrealized (Gain) Loss on Derivatives	(24,665)	181,725
Inventory, Oil in Tanks	(154,709)	(840,819)
Prepaids, Current	139,596	90,056
Other Assets	4,735	(206,907)
Accounts Payable	(1,004,576)	425,567
Accrued Expenses	1,689,515	724,402
Net Cash Provided By (Used In) Operating Activities	11,044,088	(2,511,351)

Cash Flows from Investing Activities:
Acquisition of Oil and Natural Gas Properties	(2,205,000)	(17,869,779)
Additions to Oil and Natural Gas Properties	(1,226,876)	—
Purchase of Other Fixed Assets	(118,608)	(83,811)
Cash Paid for Right of Use Assets	(91,235)	—
Sinking Fund Deposit	(640,000)	(3,850,000)
Investment in Related Party	—	(1,250,000)
Net Cash Used In Investing Activities	(4,281,719)	(23,053,590)

Cash Flows from Financing Activities:
Proceeds from Debt Issued	—	19,599,850
Principal Payments of Debt	(922,388)	(3,647,286)
Proceeds from Stock and Warrant Issuance	—	10,471,559
Proceeds from Option and Warrant Exercise	2,984,683	—
Net Cash Provided By Financing Activities	2,062,295	26,424,123

Net Change in Cash	8,824,664	859,182

Cash - Beginning of Period	3,611,871	157,695

Cash - End of Period	$12,436,535	$1,016,877

Supplemental Cash Flow Information:
Cash Paid for Interest	$180,404	$469,638

Non-Cash Investing and Financing Activities:
Non-Cash Additions to Asset Retirement Obligations	$233,659	$6,117,709
Note Payable Activity - PIE Agreement (see Note 5)	$519,749	$147,686
Right-of-use assets purchased with lease liability	$64,851	$—
Purchases of Oil and Natural Gas Properties and Deposits in Notes Payable, Royalty Suspense, and Contingent Payable to Seller	$—	$290,325
Equipment Purchased Utilizing Note Payable	$—	$199,226
Unsecured Convertible Note Conversion	$—	$1,500,000
Shares and Warrants Issued for Secured Convertible Note	$—	$4,594,500
Forgiveness of PPP Loan	$—	$160,700

See accompanying notes to unaudited condensed consolidated financial statements

EMPIRE PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

Note 1 - Organization and Basis of Presentation

Empire Petroleum Corporation (“Empire” or the “Company”, collectively with its subsidiaries) is an independent energy company operator engaged in optimizing developed production by employing field management methods to maximize reserve recovery while minimizing costs. Empire has eight wholly-owned subsidiaries in four areas of operations:

•	Empire North Dakota LLC (“Empire North Dakota”)
o	Empire North Dakota Acquisition LLC (“Empire NDA”)
•	Empire New Mexico LLC d/b/a Green Tree New Mexico (“Empire New Mexico”)
•	Empire Texas (“Empire Texas”), consisting of the following entities:
o	Empire Texas Operating LLC
▪	Empire Texas LLC
▪	Empire Texas GP LLC
o	Pardus Oil & Gas Operating, LP (owned 1% by Empire Texas GP LLC and 99% by Empire Texas LLC)
•	Empire Louisiana LLC (“Empire Louisiana”)

Empire was incorporated in the State of Delaware in 1985. The consolidated financial statements of Empire include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions, including revenues and expenses, have been eliminated in consolidation.

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

The information contained in this Form 10-Q should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2021 which are contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2022.

Note 2 – Summary of Significant Accounting Policies

Significant Accounting Policies

There have been no material changes to significant accounting policies and estimates from the information provided in the Form 10-K for the year ended December 31, 2021.

Fair Value Measurements

The Financial Accounting Standards Board (“FASB”) fair value measurement standards define fair value, establish a consistent framework for measuring fair value and establish a fair value hierarchy based on the observability of inputs used to measure fair value.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve a degree of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instrument’s complexity. The Company reflects transfers between the three levels at the beginning of the reporting period in which the availability of observable inputs no longer justifies classification in the original level. There were no transfers between fair value hierarchy levels for the period ended June 30, 2022.

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

Fair Value on a Nonrecurring Basis

The Company applies the provisions of fair value measurement on a non-recurring basis to its non-financial assets and liabilities, including oil and gas properties and asset retirement obligations. These assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments if events or changes in certain circumstances indicate that adjustments may be necessary. No triggering events that require assessment of such items were observed during the three- or six-months ended June 30, 2022.

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

Concentrations of Credit Risk

The Company’s accounts receivable are primarily receivables from oil and natural gas purchasers and joint interest owners. The purchasers of the Company’s oil and natural gas production consist primarily of independent marketers, major oil and natural gas companies and gas pipeline companies. Historically, the Company has not experienced any significant losses from uncollectible accounts from its oil and natural gas purchasers. The Company operates a substantial portion of its oil and natural gas properties. As the operator of a property, the Company makes full payments for costs associated with the property and seeks reimbursement from the other working interest owners in the property for their share of those costs. Joint operating agreements govern the operations of an oil or natural gas well and, in most instances, provide for offsetting of amounts payable or receivable between the Company and its joint interest owners. The Company’s joint interest partners consist primarily of independent oil and natural gas producers. If the oil and natural gas exploration and production industry in general was adversely affected, the ability of the Company’s joint interest partners to reimburse the Company could be adversely affected.

Recently Issued Accounting Pronouncements

FASB periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. The Company has reviewed the recently issued pronouncements and concluded that the following new accounting standards are applicable:

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The amendments in this ASU affect entities that issue convertible instruments and/or contracts in an entity’s own equity. The amendments in this ASU primarily affect convertible instruments issued with beneficial conversion features or cash conversion features because the accounting models for those specific features are removed. However, all entities that issue convertible instruments are affected by the amendments to the disclosure requirements of this ASU. For contracts in an entity’s own equity, the contracts primarily affected are freestanding instruments and embedded features that are accounted for as derivatives under the current guidance because of failure to meet the settlement conditions of the derivatives scope exception related to certain requirements of the settlement assessment. Also affected is the assessment of whether an embedded conversion feature in a convertible instrument qualifies for the derivatives scope exception. Additionally, the amendments in this ASU affect the diluted EPS calculation for instruments that may be settled in cash or shares and for convertible instruments. The amendments in this ASU are effective for public business entities, excluding entities eligible to be smaller reporting companies, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Board specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. The Board decided to allow entities to adopt the guidance through either a modified retrospective method of transition or a fully retrospective method of transition. The Company is analyzing the effect that adoption will have but does not expect a material impact as a result of adopting these standards.

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

Proved Properties and Impairments

Proved oil and natural gas properties are reviewed for impairment at least annually, or as indicators of impairment arise. There have been no indicators of impairment in any period disclosed in these financial statements.

In May 2021, the Company purchased oil and natural gas properties in New Mexico (see Note 4).

In April 2022, the Company purchased working interests of oil and natural gas properties primarily located in the Landa field in North Dakota through its wholly owned subsidiary Empire NDA and assumed the role of operator. The Company paid approximately $1.4 million for eight producing properties, two properties with behind-pipe reserves, and related lease and well equipment. The Company allocated 80% of the acquisition cost to leasehold costs and the remaining 20% to related lease and well equipment. Non-cash asset retirement obligations were assumed of $233,659. The acquisition was accounted for as an asset acquisition.

Aggregate capitalized costs of oil and natural gas properties as of June 30, 2022 are as follows:

Proved producing wells	$23,172,667
Proved undeveloped	2,777,634
Lease and well equipment	6,207,868
Asset retirement obligation	18,268,308
Gross capitalized costs	50,426,477
Accumulated depreciation, depletion, amortization and impairment	(18,202,939)
Net capitalized costs	$32,223,538

Other property and equipment consists of operating lease assets, vehicles, office furniture, and equipment with lives ranging from three to five years.

Other property and equipment, at cost	$1,731,485
Less: accumulated depreciation	(409,162)
Other property and equipment, net	$1,322,323

Note 4 – Acquisition of XTO Properties

On March 12, 2021, the Company, through its wholly owned subsidiary Empire New Mexico, entered into a purchase and sale agreement (“PSA”) with XTO Holdings, LLC (a subsidiary of ExxonMobil) (the “Seller”) to acquire, among other things, certain oil and natural gas properties in New Mexico. The purchase price was $17,800,000 subject to customary adjustments. The transaction closed on May 14, 2021 with an effective date of January 1, 2021.

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

As a condition of the sale, the Company purchased a $5,000,000 performance bond for the benefit of the seller for proper plugging, abandonment, and restoration of the purchased properties. The performance bond is collateralized with a letter of credit in the amount of $3,750,000. To effect the letter of credit, the Company entered into a Promissory Note Agreement with Bank of Oklahoma, NA in the amount of $3,750,000 which is due on demand with an interest rate established by the Bank, currently at 4%. The Promissory Note, and associated letter of credit, is collateralized with a bank certificate of deposit in a corresponding amount. In addition, the Company was required to deposit $100,000 per month, up to $1,250,000, into a sinking fund to be held by the surety. Subsequent amendments increased the monthly payment amounts to $160,000 in response to additional bonding requested by the State of New Mexico that increased the letter of credit requirement to $5.45 million. Payments on the sinking fund were made through April 2022 and no additional collateral deposits were required as of June 2022.

The following table sets forth the Company’s preliminary purchase price allocation:

Fair Value of Assets Acquired
Oil and natural gas properties	$17,662,402
Inventory - Oil in tanks	318,546
Vehicles	179,156
Asset retirement obligations	6,117,709
Total assets acquired	24,277,813

Fair Value of Liabilities Assumed
Royalty suspense	290,325
Asset retirement obligations	6,117,709
Total liabilities assumed	6,408,034

Purchase Price	17,869,779

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

The Company has approximately $400,000 recorded as a final settlement receivable from the Seller as of June 30, 2022. On April 25, 2022, the Company entered into an amendment to the PSA which defined certain assets and liabilities which were included in and excluded from the acquisition. The Company anticipates final settlement to occur in 2022 and anticipates full collection of the outstanding receivable at that time.

Note 5 – Joint Development Agreement

On August 6, 2020, the Company, through its wholly owned subsidiary, Empire Texas, entered into a joint development agreement (the “JDA”) with Petroleum & Independent Exploration, LLC and related entities (“PIE”), a related party (See Note 13), dated August 1, 2020. Under the terms of the JDA, PIE will perform recompletion or workover on specified mutually agreed upon wells (“Workover Wells”) owned by Empire Texas. To fund the work, PIE entered into a term loan agreement with Empire Texas dated August 1, 2020, whereby PIE will loan up to $2,000,000, at an interest rate of 6% per annum, maturing August 7, 2024 unless terminated earlier by PIE. Proceeds of the loan will be used for recompletion or workover of the Workover Wells. Refer to Note 8 for the amount advanced on the loan as of the current period-end. As part of the JDA, Empire Texas will assign to PIE a combined 85% working and revenue interest in the Workover Wells. Of the assigned interest, 70% working and revenue interest will be used to repay the obligations under the term loan agreement. Once the term loan is repaid, PIE will reassign a 35% working and revenue interest to Empire Texas in each of the Workover Wells and retain a 50% working and revenue interest. To the extent the cash flows from the revenue interest are insufficient to repay the obligations under the term loan, the Company remains required to repay the obligation and the activity resulting from the JDA is being treated as a carried interest with a corresponding term loan.

In addition, PIE and Empire entered into a Securities Purchase Agreement ( the “Securities Agreement”) whereby PIE purchased for $525,000 (a) 875,000 shares of Empire common stock, (b) warrants to purchase 656,250 shares of Empire common stock at an exercise price of $0.80 per share, (c) warrants to purchase 450,000 shares of Empire common stock at an exercise price of $1.00 per share, (d) warrants to purchase 2,034,129 shares of Empire common stock at an exercise price of $0.40 per share, and (e) warrants to purchase up to 2,766,666 shares of Empire common stock at an exercise price of $0.564 per share, pursuant to various vesting provisions as detailed in the Securities Agreement. On March 11, 2021 the Company amended the Securities Agreement to remove the vesting provisions for the warrants and PIE exercised all related warrants for an aggregate exercise price of $3,349,052.

Note 6 - Asset Retirement Obligations

The Company’s asset retirement obligations represent the estimated present value of the estimated cash flows the Company will incur to plug, abandon, and remediate its producing properties at the end of their productive lives, in accordance with applicable state laws. Market risk premiums associated with asset retirement obligations are estimated to represent a component of the Company’s credit-adjusted risk-free rate that is utilized in the calculations of asset retirement obligations.

The Company’s asset retirement obligation activity is as follows for the six months ended June 30, 2022:

Asset retirement obligations, beginning of period	$20,640,599
Additions	233,659
Liabilities settled	(160,958)
Accretion expense	666,488
Asset retirement obligation, end of period	$21,379,788

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

The Company does not designate its derivative instruments in such a way that would qualify for hedge accounting. Accordingly, the Company reflects changes in the fair value of its derivative instruments in its consolidated statements of operations as they occur. Unrealized gains and losses related to the contracts are recognized and recorded as an asset or liability on the Company’s consolidated balance sheets.

The following table summarizes the net realized and unrealized losses reported in earnings related to the commodity derivative instruments for the three- and six-months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Loss on Derivatives:
Oil derivatives	$(23,893)	$(182,034)	$(136,214)	$(539,949)

The following represents the Company’s net cash payments on derivatives for the three- and six-months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Oil derivatives	$(77,631)	$(230,279)	$(160,891)	$(358,224)

The following table sets forth the Company’s outstanding derivative contracts at June 30, 2022:

			3rd Quarter	4th Quarter
2022
WTI Index Put Options:
Quarterly volume (MBbls)			26.32	25.72
Floor price (Bbl)			$48.74	$51.74

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2023
WTI Index Put Options:
Quarterly volume (MBbls)	35.40	15.34	10.86	6.00
Floor price (Bbl)	$56.36	$55.00	$55.00	$60.00

Note 8 - Debt

The following table represents the Company’s outstanding debt as of June 30, 2022:

Senior Revolver Loan Agreement	$6,469,500

Term Loan – PIE, a related party	1,316,759

Equipment and vehicle notes, 0% to 6.99% interest rates, due in 2025 to 2027 with monthly payments ranging from $400 to $1,400 per month	275,762

Note Payable to Insurance Provider, bears 3.63% interest, matures November 2022, monthly payments of principal and interest of $50,083	150,103

Total Notes Payable	8,212,124
Less: Current Maturities	1,406,081
Total Long-Term Notes Payable	$6,806,043

On July 7, 2021, the Company entered into the Fourth Amendment to its Senior Revolver Loan Agreement (the “Amended Agreement”) with CrossFirst Bank (“CrossFirst”). The maximum amount that can be advanced under the Agreement is $20,000,000 and the existing commitment amount at the current period-end is $7,080,000 which is reduced by $300,000 per calendar quarter and includes interest at Wall Street Journal Prime plus 150 basis points (6.25% as of June 30, 2022). The Amended Agreement matures on March 27, 2024. Collateral for the loan is a lien on all of the assets of Empire Louisiana and Empire North Dakota, both of which are wholly owned subsidiaries of the Company, and a first priority mortgage lien, pledge of and security interest in not less than 80% of Empire Louisiana’s and Empire North Dakota’s producing oil, gas and other leasehold and mineral interests. The Amended Agreement requires that the Company maintain commodity derivatives at certain thresholds based on projected production and to maintain certain covenants including an EBITDAX to interest expense of at least 4.5:1 and funded debt to EBITDAX of 4:1 on a trailing twelve-month basis. Current maturities of debt related to the Amended Agreement is $1,200,000. The Company was in compliance with its loan covenants at June 30, 2022. The Company paid $600,000 in principal during the six months ended June 30, 2022.

In August 2020, concurrent with the JDA with PIE, a related party, the Company entered into a term loan agreement dated August 1, 2020, whereby PIE will loan up to $2,000,000, at an interest rate of 6% per annum, maturing August 7, 2024 unless terminated earlier by PIE. The loan proceeds will be used for recompletion or workover of certain designated wells. Refer to Note 5 for additional information regarding this arrangement.

Note 9 - Leases

The Company leases its corporate office headquarters in Tulsa, Oklahoma and three field offices whose terms expire between 2024 and 2027. The corporate office has an option to renew for an additional five-year term; however, the option to renew the lease is generally not considered reasonably certain to be exercised. Therefore, the period covered by such optional period is not included in the determination of the term of the lease and the lease payments during these periods are similarly excluded from the calculation of right-of-use lease asset and lease liability balances.

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

Right-of-use lease expense was approximately $122,000 for the six months ended June 30, 2022.

Supplemental balance sheet information related to the right of use leases is as follows as of June 30, 2022:

Net operating lease asset (included in Other Property and Equipment)	$770,371

Current portion of lease liability	$209,320
Long-term lease liability	591,412
Total right of use lease liabilities	$800,732

The weighted average remaining term for the Company’s right-of-use leases is 3.6 years.

Maturities of lease liabilities are as follows as of June 30, 2022:

2023	$264,047
2024	267,025
2025	237,663
2026	115,430
2027	31,000
Total lease payments	915,165
Less imputed interest	(114,433)
Total lease obligation	$800,732

Note 10 – Common and Preferred Stock

Pursuant to the Company’s Amended and Restated Certificate of Incorporation (“Charter”), effective as of March 4, 2022, the total number of shares of all classes of stock that the Company has the authority to issue is 200,000,000, consisting of 190,000,000 shares of common stock, par value $0.001 per share and 10,000,000 shares of preferred stock, par value $0.001 per share.

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

Series A Voting Preferred Stock

On March 8, 2022, the Company formalized the issuance of preferred stock as was required under the terms of the Company's May 2021 financing agreements with Energy Evolution (Master Fund), Ltd. (the “Fund”) and issued six shares of Series A Voting Preferred Stock. The Series A Voting Preferred Stock was issued in connection with the strategic investment in the Company by the Fund. For so long as the Series A Voting Preferred Stock is outstanding, the Company’s Board of Directors will consist of six directors. Three of the directors are designated as the Series A Directors and the three other directors (each, a “common director”) are elected by the holders of common stock and/or any preferred stock (other than the Series A Voting Preferred Stock) granted the right to vote on the common directors. Any Series A Director may be removed with or without cause but only by the affirmative vote of the holders of a majority of the Series A Voting Preferred Stock voting separately and as a single class. The holders of the Series A Voting Preferred Stock have the exclusive right, voting separately and as a single class, to vote on the election, removal and/or replacement of the Series A Directors. Holders of common stock or other preferred stock do not have the right to vote on the Series A Directors. The approval of the holders of the Series A Voting Preferred Stock, voting separately and as a single class, is required to authorize any resolution or other action to issue or modify the number, voting rights or any other rights, privileges, benefits or characteristics of the Series A Voting Preferred Stock, including without limitation, any action to modify the number, structure and/or composition of the Company’s current Board of Directors.

The Series A Voting Preferred Stock is held by Phil Mulacek, chairman of the Board of Directors and one of the principals of the Fund, as the Fund’s designee (the “Initial Holder”). The Series A Voting Preferred Stock may be transferred only to certain controlled affiliates of the Initial Holder (“Permitted Transferees”), and the voting rights of the Series A Voting Preferred Stock are contingent upon the Initial Holder and Permitted Transferees (collectively, the “Series A Holders”) holding together at least 3,000,000 shares of the Company’s outstanding common stock.

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

Note 11 - Equity

On August 27, 2021 the Company’s Board of Directors approved a one-for-four reverse stock split such that every holder of the Company’s common stock would receive one share of common stock for every four shares owned. The reverse stock split was effective as of 6:00 p.m. Eastern Time on March 7, 2022, immediately prior to the Company’s listing of its common stock on the NYSE American. All share amounts have retrospectively been stated at post-reverse split amounts and pricing.

During February and March 2021, the Company issued to a group of accredited investors 2,248,464 shares of its common stock and warrants to purchase 2,248,464 shares of its common stock for $2.00 per share with an original expiration date of December 31, 2022 that would be accelerated should certain performance criteria be met. Proceeds from the sale were $3,147,850. The value allocated to the warrants was the fair value determined using the Black-Scholes option valuation with the following assumptions:  no dividend yield, expected annual volatility of 180%, risk free interest rate of 0.14% and a term of 21 months. The fair value of the warrants of $2,350,407 was allocated to Additional Paid-in Capital. The performance criteria triggering early maturity occurred in April 2022, accelerating the warrant maturity date to July 2022. During the six months ended June 30, 2022, 1,367,645 shares of common stock were issued as a result of warrant exercises. As of July 10, 2022, all warrants were fully exercised.

Note 12 – Stock-Based Compensation

Stock Options

On April 3, 2019, the Board of Directors of the Company adopted the Empire Petroleum Corporation 2019 Stock Option Plan (the “Stock Option Plan”). The total number of shares of common stock that may be issued pursuant to stock options under the Stock Option Plan is 2,500,000. Further, on April 3, 2019, the Company granted Mr. Pritchard and Mr. Morrisett each, options to purchase 625,000 shares of common stock of the Company at an exercise price of $1.32 per share. Each option vested in three installments with 312,500 vesting immediately and 156,250 vesting each in April 2020 and April 2021. All of the options expire in April 2029. The value allocated to the vested options was the fair value determined using the Black-Scholes option valuation with the following assumptions:  no dividend yield, expected annual volatility of 213%, risk free interest rate of 2.32% and a term of 5.375 years. As a result of the adoption of a 2021 plan, the Board of Directors and management have determined that there would be no further issuances from the Stock Option Plan. During the three months ended June 30, 2022, Mr. Pritchard exercised options to purchase 235,000 shares of common stock and as of June 30, 2022, there were 2,018,200 unexercised options under the Stock Option Plan.

On August 27, 2021, the Board of Directors of the Company adopted the Empire Petroleum Corporation 2021 Stock and Incentive Compensation Plan (the “Incentive Plan”). The total number of shares of common stock that may be issued pursuant to the Incentive Plan is 750,000. Four grants were made in 2021 that amounted to 187,500 options. Two of the grants were for a cumulative amount of 62,500 options and vested immediately upon grant in November 2021. Valuation was calculated using the Black-Scholes option valuation model with the following assumptions: no dividend yield, expected annual volatility of 229%, risk free interest rate of 0.81%, and term of 3 years. The third grant was for 62,500 options and the valuation used the following inputs: no dividend yield, expected annual volatility of 277%, risk free interest rate of 0.99%, and term of 4 years. The fourth grant was for 62,500 options and inputs used to value the grant included no dividend yield, expected annual volatility of 335%, risk free interest rate of 1.16%, and a term of 5 years.

On February 28, 2022, management issued a combination of stock options and restricted stock units under the Incentive Plan. 249,000 stock options were granted to employees and members of management with three-year vesting terms and expirations of August 2025 and 2026. Stock option values were calculated using a Black-Scholes option valuation with the following assumptions: no dividend yield, expected annual volatility of 56% as calculated by utilizing the stock price from the date of the XTO acquisition through grant date, risk free interest rate of 1.62% and 1.67% for the 2025 and 2026 options, respectively, and expected useful lives of 2.75 and 3.75 years for the 2025 and 2026 options, respectively. Total fair value of the stock option grants was approximately $1.2 million. The value of these options are being recognized to expense in a straight-line method from date of grant through expiration date.

Restricted Stock Units

The Incentive Plan allows for the grant of restricted stock units (“RSUs”). Any grants of RSUs are made in accordance with the terms of the Incentive Plan that allows a maximum of 750,000 shares of common stock to be issued.

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

RSUs were granted on February 28, 2022 with 12- and 13-month service periods. Total value assigned to the RSUs based on grant date approximated $585,000. For the six months ended June 30, 2022, approximately $186,000 of compensation expense related to RSUs was recognized, leaving approximately $398,000 of unrecognized compensation expense which will be recognized on a straight-line basis depending on the service period of each grant.

On May 22, 2022, RSUs were granted to Board members with 13-month service periods. Total value assigned to the RSUs based on grant date was $1,545,000. Compensation expense of approximately $139,000 was recognized in the second quarter related to these grants and unrecognized compensation expense to be recognized on a straight-line basis over the remaining service period approximated $1,406,000 at June 30, 2022.

Note 13 – Related Party Transactions

The Fund is a related party of the Company as it beneficially owns approximately 25% of the Company’s outstanding shares of common stock as of June 30, 2022. Additionally, a board member of the Fund was appointed to the Company’s Board of Directors in October 2021 as the Board co-chairman. This Board member separately beneficially owns approximately 16% of the Company’s outstanding shares of common stock and held all outstanding shares of preferred stock at June 30, 2022. The Board member also is a majority owner of PIE. In October 2021 another board member of the Fund was appointed to the Company’s Board of Directors and has an ownership percentage of approximately 3%.

The Company has a joint development agreement with PIE to perform recompletion or workover on specified mutually agreed upon wells (See Note 5). This joint development agreement has a note payable whose balance increases as work is performed until payout terms have been reached per the agreement (See Note 8).

Note 14 – Commitments and Contingencies

From time to time, the Company is subject to various legal proceedings arising in the ordinary course of business, including proceedings for which the Company may not have insurance coverage. While these matters involve inherent uncertainty, as of the date hereof, the Company does not currently believe that any such legal proceedings will have a material adverse effect on the Company’s business, financial position, results of operations or liquidity.

The Company is subject to federal, state, and local environmental laws and regulations. These laws, among other things, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Management believes no materially significant liabilities of this nature existed as of the balance sheet date.

The Company has undergone a sales tax audit related to its Texas entity and received the initial assessment notice in April 2022. The maximum exposure of this sales tax assessment is approximately $1.3 million though the Company is confident that the final assessment will be less than the maximum as previously stated. The Company has accrued $650,000 for this contingency as of June 30, 2022.

Note 15 – Subsequent Events

Subsequent to the end of the current quarter, all remaining outstanding warrants to purchase approximately 202,000 shares of common stock at $2 per share were exercised. See Note 11 for additional information.

A former director exercised 75,000 of his stock options granted under the 2019 Stock Option Plan on July 5, 2022.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q, including this section, includes certain statements that may be deemed “forward-looking statements” within the meaning of federal securities laws. All statements, other than statements of historical facts, which address activities, events, or developments that the Company expects, believes, or anticipates will or may occur in the future, including future sources of financing and other possible business developments, are forward-looking statements. Such statements are subject to a number of assumptions, risks and uncertainties and could be affected by a number of distinct factors, including the Company’s failure to secure short and long-term financing necessary to sustain and grow its operations, increased competition, changes in the markets in which the Company participates and the technology utilized by the Company and new legislation regarding environmental matters. These risks and other risks that could affect the Company's business are more fully described in reports the Company files with the SEC, including its Annual Report on Form 10-K for the year ended December 31, 2021. Actual results may vary materially from the forward-looking statements. The Company undertakes no duty to update any of the forward-looking statements in this Form 10-Q.

Overview

The Company’s primary business is the exploration and development of oil and natural gas interests. The Company has incurred significant losses from operations in previous years, and there is no assurance that it will achieve sustained profitability or obtain the funds necessary to finance its operations. For all periods presented, the Company’s effective tax rate is 0%. The Company has generated net operating losses since inception, which would normally reflect a tax benefit in the condensed consolidated statement of operations and a deferred asset on the condensed consolidated balance sheet. However, because of the current uncertainty as to the Company’s ability to achieve sustained profitability, a valuation reserve has been established that offsets the amount of any tax benefit available for each period presented in the condensed consolidated statements of operations.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to use our judgment to make estimates and assumptions that affect certain amounts reported in our financial statements. As additional information becomes available, these estimates and assumptions are subject to change and thus impact amounts reported in the future. Critical accounting policies are those accounting policies that involve judgment and uncertainties affecting the application of those policies and the likelihood that materially different amounts would be reported under different conditions or using differing assumptions. We periodically update our estimates used in the preparation of the financial statements based on our latest assessment of the current and projected business and general economic environment. There have been no significant changes to our critical accounting policies during the six months ended June 30, 2022.

Liquidity

As of June 30, 2022, the Company had approximately $12.4 million of cash on hand and approximately $300,000 available on its Credit Facility.  The Company expects to incur costs related to future oil and natural gas acquisitions into the future.  It is expected that management will use a combination of cash flows from operations as well as seeking additional debt and equity funding for these acquisitions and to fund ongoing operations.

Working Capital

Working capital (presented below) increased by approximately $9.6 million between December 31, 2021 and June 30, 2022. This change is primarily a result of a consistently strong pricing environment in the first six months of 2022 that increased the Company’s cash balance by approximately $8.8 million, serving as the primary driver of the increase in working capital between period ends.

	June 30,	December 31,
	2022	2021
Current Assets	$23,206,711	$13,118,020
Current Liabilities	12,474,059	12,054,487
Working Capital	$10,732,652	$1,063,533

Cash Flows

	Six Months Ended June 30,
Cash Flows Provided By (Used In):	2022	2021	Variance
Operating Activities	$11,044,088	$(2,511,351)	$13,555,439
Investing Activities	(4,281,719)	(23,053,590)	18,771,871
Financing Activities	2,062,295	26,424,123	(24,361,828)

Cash Flows from Operating Activities

The Company closed on its New Mexico properties in May 2021 (See Note 4). These properties significantly increased the volume produced by the Company and the Company benefited from higher pricing in the six months of 2022 compared to the same period in the prior year. The Company had net income in the first six months of 2022 compared to the same period in 2021, further increasing cash provided by operating activities compared to the cash used in operating activities for the same period last year.

Cash Flows from Investing Activities

For the six months ended June 30, 2021, the Company paid for the XTO acquisition with approximately $17.9 million in cash (See Note 4) and paid approximately $3.9 million to the sinking fund and promissory note related to the XTO acquisition. These cash outflows were the primary driver for the net cash used in investing activities in the prior year. In the current period, acquisition expenditures were approximately $2.2 million, a significant reduction in comparison to the prior year expenditure. The Company has begun recompletion efforts in multiple states as it attempts to bring production back online from existing wells, leading to an increase in additions to oil and natural gas properties in the current year.

Cash Flows from Financing Activities

For the six months ended June 30, 2022, the Company made principal payments on debt of approximately $920,000 that were offset by approximately $3.0 million of cash received for warrant exercises. During the same period in the prior year, the Company received cash totaling approximately $10.5 million related to stock and warrant issuances.

Capital Resources

Capital Expenditures

For the six months ended June 30, 2022, the Company spent approximately $500,000 on additions to oil and natural gas properties as a result of non-operated drilling, and an additional $725,000 on capitalized additions to oil and natural gas properties. The Company anticipates additional capital expenditures in the coming quarters that will be funded with cash flows from operations, debt, and/or equity issuances.

Production and Operating Data

The following table sets forth a summary of our production and operating data for the three- and six-month periods ended June 30, 2022 and 2021. Because of normal production declines, increased or decreased production due to future acquisitions, divestitures, and development, fluctuations in commodity prices and the effects of acquisitions or divestitures, the historical information presented below should not be interpreted as being indicative of future results.

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021		2022	2021
Production and Operating Data:
Net Production Volumes:
Oil (Bbl)	121,997	66,358		234,242	106,285
Natural gas (Mcf)	208,154	114,477		421,504	155,482
Natural gas liquids (Gal)	1,617,751	775,951		3,304,126	899,543
Total (Boe)	195,207	103,913		383,162	153,616

Average Price per Unit:
Oil (Bbl), (a)	$108.62	$58.54		$100.69	$54.71
Natural gas (Mcf), (a)	$6.95	$2.60		$5.77	$3.57
Natural gas liquids (Gal)	$1.09	$0.55		$1.06	$0.53
Total (Boe)	$84.33	$44.34	(b)	$76.67	$44.54	(b)

Operating Costs and Expenses per Boe:
Oil and natural gas production	$28.19	$22.26		$27.92	$24.29
Production and ad valorem taxes	$5.83	$4.03		$5.32	$3.83
Depreciation, depletion, amortization and accretion	$4.06	$8.04		$4.06	$8.47
General & administrative	$16.82	$30.99		$14.97	$26.86

(a)	Includes the effect of net cash receipts (payments on) derivatives, as applicable contracts are in place.
(b)	Prior to the acquisition of the New Mexico properties in May 2021, natural gas liquids production was minimal and included as a component of natural gas on the financial statements.

Bbl– One stock tank barrel, of 42 U.S. gallons liquid volume, used herein in reference to oil, condensate, or natural gas liquids.

Mcf – One thousand cubic feet of natural gas

Gal – One gallon of natural gas liquid

Boe– One barrel of oil equivalent, a standard convention used to express oil and natural gas volumes on a comparable oil equivalent basis. Natural gas equivalents are determined under the relative energy content method by using the ratio of 6.0 Mcf of natural gas to 1.0 Bbl of oil or condensate.

Three Months Ended June 30, 2022 and 2021

Results of Operations

The following table reflects our summary operating information. Because of normal production declines, increased or decreased drilling activity and the effects of acquisitions, the historical information presented below should not be interpreted as indicative of future results.

	Three Months Ended June 30,
	2022	2021	Variance	Variance %

Oil Revenues	$13,329,366	$4,058,449	$9,270,917	228%
Natural Gas Revenues	1,446,435	372,178	1,074,257	289%
NGL Revenues	1,763,546	425,480	1,338,066	314%
Total Revenues from Product Sales	16,539,347	4,856,107

Lease Operating Expense	5,503,850	2,312,932	3,190,918	138%
Production and Ad Valorem Taxes	1,137,841	418,681	719,160	172%
Depreciation, Depletion, Amortization and Accretion	792,287	835,488	(43,201)	-5%
General and Administrative Expense (excluding stock-based compensation)	2,795,548	3,220,101	(424,553)	-13%
Stock-based Compensation	486,904	—	486,904	100%
Interest Expense	111,785	2,768,606	(2,656,821)	-96%

Operating Income (Loss)	5,823,937	(2,067,772)	7,891,709	382%
Net Income (Loss)	5,534,280	(5,271,962)	10,806,242	205%

Revenues

Revenues increased as a result of more volumes produced from legacy assets due to successful execution of the Company’s mission to cost-effectively produce more volumes paired with the XTO acquisition’s revenues and volumes brought online from efforts to make the field produce more volumes combined with favorable pricing environments in the Company’s core operating areas.

Realized oil pricing for the three months ended June 30, 2022 was $109 per barrel, while realized pricing for the same period in the prior year was $62, an increase in price of approximately 76%.

XTO assets in New Mexico produced approximately 47,700 BOE of product in June 2021, increasing the Company’s total production by approximately 31% for the three months ended June 30, 2021. On a consolidated basis, BOE increased by nearly 90% between periods.

Lease Operating Expense and Taxes

Lease operating expense rose with the XTO acquisition and in response to the Company’s execution of its mission to increase production in its legacy assets. The Company has worked to cost-effectively increase production throughout its asset base utilizing experienced personnel and third-party service providers. Lease operating expenses for New Mexico were approximately $3.4 million for the three months ended June 30, 2022 more than for the same period in 2021. Production and ad valorem taxes have increased as a direct result of the XTO acquisition’s properties and increased volumes produced and sold, paired with the Company’s efforts to return wells to production.

Depreciation, Depletion, Amortization and Accretion

The addition of PDP reserves and producing volumes in New Mexico served as the primary driver of the change in this expense period over period.

General and Administrative Expense

In the second quarter of 2021, the Company incurred multiple non-cash general and administrative expenses. $989,115 in a right to buy offering related to certain equity transactions was recorded as a general and administrative expense that had no similar expense in 2022. The remaining difference is primarily attributed to increased salaries, benefits, and bonuses in 2022 totaling approximately $460,000.

Stock-based Compensation

The Company utilizes stock-based compensation to compensate members of management and retain talented personnel. The Company anticipates stock-based compensation to continue to be utilized in 2022 and beyond to attract and retain talented personnel and compensate Board members and consultants.

Interest Expense

Cash-based interest expense declined with a corresponding decrease in the Company’s Credit Facility.

Six Months Ended June 30, 2022 and 2021

	Six Months Ended June 30,
	2022	2021	Variance	Variance %

Oil Revenues	$23,745,788	$6,120,493	$17,625,295	288%
Natural Gas Revenues	2,431,858	681,062	1,750,796	257%
NGL Revenues	3,496,064	473,392	3,022,672	639%
Total Revenues from Product Sales	29,673,710	7,274,947

Lease Operating Expense	10,696,532	3,730,942	6,965,590	187%
Production and Ad Valorem Taxes	2,039,079	588,513	1,450,566	246%
Depreciation, Depletion, Amortization and Accretion	1,556,733	1,300,493	256,240	20%
General and Administrative Expense (excluding stock-based compensation)	4,872,909	4,126,149	746,760	18%
Stock-based Compensation	863,187	—	863,187	100%
Interest Expense	222,433	2,905,434	(2,683,001)	-92%

Operating Income (Loss)	9,558,012	(2,928,124)	12,486,136	426%
Net Income (Loss)	9,157,707	(6,269,142)	15,426,849	246%

Revenues

Revenues increased as a result of more volumes produced from legacy assets due to successful execution of the Company’s mission to cost-effectively produce more volumes paired with the XTO acquisition’s revenues and volumes brought online from efforts to make the field produce more volumes combined with favorable pricing environments in the Company’s core operating areas.

Realized oil pricing for the six months ended June 30, 2022 was $101 per barrel, while realized pricing for the same period in the prior year was $58, an increase in price of approximately 74%.

XTO assets in New Mexico produced approximately 47,700 BOE of product in June 2021, the first full month of production after the acquisition, increasing the Company’s total production significantly. On a consolidated basis, BOE increased by nearly 150% between periods.

Lease Operating Expense and Taxes

Lease operating expense rose with the XTO acquisition and in response to the Company’s execution of its mission to increase production in its legacy assets. The Company has worked to cost-effectively increase production throughout its asset base utilizing experienced personnel and third-party service providers. Lease operating expenses for New Mexico were approximately $7.6 million for the six months ended June 30, 2022 than for the same period in 2021. Production and ad valorem taxes have increased as a direct result of the XTO acquisition’s properties and increased volumes produced and sold, paired with the Company’s efforts to return wells to production.

Depreciation, Depletion, Amortization and Accretion

The addition of PDP reserves and producing volumes for the entire six months in New Mexico in 2022 served as the primary driver of the change in these expenses period over period. Depletion for New Mexico properties was approximately $620,000 for the six months ended June 30, 2022.

General and Administrative Expense

The Company’s headcount increased as a result of the New Mexico acquisition, including administrative personnel. Increase in salaries period-over-period was approximately $310,000. Addition of the New Mexico assets resulted in additional costs for accounting and other professional services of approximately $500,000. The Company also accrued for a loss contingency related to a Texas sales tax audit for which the initial assessment was received in April 2022. The Company accrued $650,000 related to that contingency based on currently available information. The Company intends to seek redetermination of this assessment. The final payment related to this sales tax audit may be more or less than the accrued amount.

Stock-based Compensation

The Company utilizes stock-based compensation to compensate members of management and retain talented personnel. The Company anticipates stock-based compensation to continue to be utilized in 2022 and beyond to attract and retain talented personnel and compensate Board members and consultants.

Interest Expense

Cash-based interest expense declined with a corresponding decrease in the Company’s Credit Facility.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company conducted an evaluation under the supervision of the Company’s Chief Executive Officer and President (and principal financial officer) of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rules 13a - 15(e) and 15d - 15(e). Based on this evaluation, the Company’s Chief Executive Officer and President (and principal financial officer) have concluded that the disclosure controls and procedures as of the end of the period covered by this report are not effective. As described in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2022, our Chief Executive Officer and President (principal financial officer) concluded that, as of December 31, 2021, our internal control over financial reporting was not effective at a reasonable assurance level as we do not have sufficient resources in our accounting function, which restricts the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner.

Upon hiring the Chief Accounting Officer in October 2021, additional controls were implemented, and other controls were enhanced as initial steps to mitigate the risk of a material weakness on a go-forward basis. In the first quarter of 2022, the Chief Accounting Officer engaged an outside company to undertake an internal controls review. This review is scheduled to conclude in the third quarter of 2022. Controls that would strengthen the Company’s internal control structure that are identified during the course of the review are being implemented on an ongoing basis.

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

For information regarding legal proceedings, see Note 14 in of the Unaudited Condensed Consolidated Financial Statements in the Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1	Equity Distribution Agreement, dated June 23, 2022, by and between Empire Petroleum Corporation and Raymond James & Associates, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated June 23, 2022, which was filed on June 23, 2022).

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

101	Financial Statements for XBRL format (submitted herewith).

104	Cover Page Interactive Data File (embedded within Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Empire Petroleum Corporation

Date: August 15, 2022	By:	/s/ Michael R. Morrisett
Michael R. Morrisett
President
(Principal Financial Officer)

Date: August 15, 2022	By:	/s/ Thomas Pritchard
Thomas Pritchard
Chief Executive Officer
(Principal Executive Officer)