Form 10-Q
period 2022-09-30
EMPIRE PETROLEUM CORP
filed 2022-11-14
CIK 887396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from: ____________to ____________

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

The number of shares of the registrant's common stock, $0.001 par value, outstanding as of the latest practicable date of November 4, 2022 was 22,096,055.

EMPIRE PETROLEUM CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

EMPIRE PETROLEUM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2022	2021
ASSETS
Current Assets:
Cash	$15,733,842	$3,611,871
Accounts Receivable	5,981,533	7,733,905
Derivative Instruments	348,665	55,242
Inventory - Oil in Tanks	1,605,357	1,037,880
Prepaids	724,484	679,122
Total Current Assets	24,393,881	13,118,020

Property and Equipment:
Oil and Natural Gas Properties, Successful Efforts	53,064,338	46,914,326
Less: Accumulated Depreciation, Depletion and Impairment	(18,703,073)	(17,525,918)
Net	34,361,265	29,388,408
Other Property and Equipment, Net	1,535,765	1,288,611
Total Property and Equipment, Net	35,897,030	30,677,019

Derivative Instruments - Long Term	51,660	194,018
Sinking Fund	5,450,000	4,810,000
Utility and Other Deposits	449,811	1,290,594

Total Assets	$66,242,382	$50,089,651

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$4,226,799	$4,329,535
Accrued Expenses	7,325,010	5,844,184
Current Portion of Lease Liability	251,117	180,105
Current Portion of Long-Term Notes Payable	1,258,804	1,700,663
Total Current Liabilities	13,061,730	12,054,487

Long-Term Notes Payable	5,174,783	6,117,091
Long-Term Note Payable - PIE (Note 5)	1,399,030	797,010
Long-Term Lease Liability	613,899	646,311
Asset Retirement Obligations	21,722,407	20,640,599
Total Liabilities	41,971,849	40,255,498

Commitments and Contingencies (Note 15)

Stockholders' Equity:
Series A Preferred Stock - $.001 Par Value, 10,000,000 Shares Authorized, 6 and 0 Shares Issued and Outstanding, Respectively	—	—
Common Stock - $.001 Par Value 190,000,000 Shares Authorized, 21,882,565 and 19,840,648 Shares Issued and Outstanding, Respectively	81,550	79,362
Additional Paid-in Capital	74,048,678	68,988,134
Accumulated Deficit	(49,859,695)	(59,233,343)
Total Stockholders' Equity	24,270,533	9,834,153

Total Liabilities and Stockholders' Equity	$66,242,382	$50,089,651

See accompanying notes to condensed consolidated financial statements

EMPIRE PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Oil Sales	$11,501,521	$7,761,584	$35,247,309	$13,882,077
Gas Sales	1,587,542	855,507	4,019,400	1,536,569
Natural Gas Liquids Sales	1,637,808	1,439,799	5,133,872	1,913,191
Other	22,921	71,043	71,877	154,018
Net Realized and Unrealized Gain (Loss) on Derivatives	42,474	(32,271)	(93,740)	(572,220)
Total Revenue	14,792,266	10,095,662	44,378,718	16,913,635

Costs and Expenses:
Operating	8,505,640	3,597,124	19,200,436	7,328,066
Taxes - Production	1,112,246	678,295	3,151,325	1,266,808
Depletion, Depreciation & Amortization	539,543	1,279,534	1,429,788	2,025,407
Accretion of Asset Retirement Obligation	342,619	327,018	1,009,107	881,638
General and Administrative	2,850,059	1,914,326	8,587,891	6,040,475

Total Costs and Expenses	13,350,107	7,796,297	33,378,547	17,542,394

Operating Income (Loss)	1,442,159	2,299,365	11,000,171	(628,759)

Other Income and (Expense):
Convertible Debt Modification Inducement Expense	—	(2,276,813)	—	(2,276,813)
Unrealized Gain on Embedded Conversion Option	—	689,215	—	92,931
Other Income (Expense)	(1,100,888)	29,687	(1,278,760)	190,387
Interest Expense	(125,330)	(4,467,679)	(347,763)	(7,373,113)

Net Income (Loss)	$215,941	$(3,726,225)	$9,373,648	$(9,995,367)

Net Income (Loss) per Common Share:
Basic	$0.01	$(0.23)	$0.45	$(0.75)
Diluted	$0.01	$(0.23)	$0.41	$(0.75)
Weighted Average Number of Common Shares Outstanding,
Basic	21,651,383	16,560,705	20,654,294	13,278,341
Diluted	24,065,485	16,560,705	22,778,836	13,278,341

See accompanying notes to condensed consolidated financial statements

EMPIRE PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

For the Three- and Nine- Months Ended September 30, 2022 and 2021

(Unaudited)

					Common	Additional
	Common Stock		Preferred Stock		Stock	Paid-In	Accumulated
	Shares	Par Value	Shares	Par Value	Subscribed	Capital	Deficit	Total
Balances, December 31, 2021	19,840,648	$79,362	—	$—	$—	$68,988,134	$(59,233,343)	$9,834,153

Net Income	—	—	—	—	—	—	3,623,427	3,623,427

Issuance of Preferred Stock	—	—	6	—	—	6	—	6

Warrants Exercised	48,750	195	—	—	—	97,305	—	97,500

Stock Compensation Expense	—	—	—	—	—	376,278	—	376,278

Balances, March 31, 2022	19,889,398	79,557	6	—	—	69,461,723	(55,609,916)	13,931,364

Net Income	—	—	—	—	—	—	5,534,280	5,534,280

Options and Warrants Exercised	1,553,895	1,554	—	—	—	2,885,629	—	2,887,183

Stock Compensation Expense	—	—	—	—	—	486,904	—	486,904

Balances, June 30, 2022	21,443,293	$81,111	6	$—	$—	$72,834,256	$(50,075,636)	$22,839,731

Net Income	—	—	—	—	—	—	215,941	215,941

Options and Warrants Exercised	439,272	439	—	—	—	404,781	—	405,220

Stock Compensation Expense	—	—	—	—	—	809,641	—	809,641

Balances, September 30, 2022	21,882,565	$81,550	6	$—	$—	$74,048,678	$(49,859,695)	$24,270,533

					Common	Additional
	Common Stock		Preferred Stock		Stock	Paid-In	Accumulated
	Shares	Par Value	Shares	Par Value	Subscribed	Capital	Deficit	Total
Balances, December 31, 2020	6,223,069	$24,892	—	$—	$—	$22,152,451	$(40,618,381)	$(18,441,038)

Net Loss	—	—	—	—	—	—	(997,180)	(997,180)

Warrants Exercised	5,907,046	23,628	—	—	—	3,325,424	—	3,349,052

Issuance of Common Stock and Warrants	2,248,865	8,995	—	—	(13,000)	3,139,655	—	3,135,650

Balances, March 31, 2021	14,378,980	57,515	—	—	(13,000)	28,617,530	(41,615,561)	(12,953,516)

Net Loss	—	—	—	—	—	—	(5,271,962)	(5,271,962)

Stock Compensation Expense	—	—	—	—	—	406,250	—	406,250

Warrants Exercised	1,361,428	5,446	—	—	13,000	3,968,411	—	3,986,857

Warrants Issued with Unsecured Convertible Notes	—	—	—	—	—	544,824	—	544,824

Unsecured Convertible Note Conversion	300,000	1,200	—	—	—	1,498,800	—	1,500,000

Right to Buy Issued with Unsecured Convertible Notes	—	—	—	—	—	989,115	—	989,115

Shares and Warrants Issued for Secured Convertible Note	375,000	1,500	—	—	—	4,593,000	—	4,594,500

Balances, June 30, 2021	16,415,408	65,661	—	—	—	40,617,930	(46,887,523)	(6,203,932)

Net Loss	—	—	—	—	—	—	(3,726,225)	(3,726,225)

Stock Options Exercised	209,679	839	—	—	(47,388)	93,936	—	47,387

Warrants Exercised	342,857	1,371	—	—	(50,000)	584,343	—	535,714

Shares and Warrants Issued with Amended Secured Convertible Notes	1,300,000	5,200	—	—	—	11,412,940	—	11,418,140

Unsecured Convertible Note Conversion	283,600	1,134	—	—	—	1,416,866	—	1,418,000

Shares Issued for Convertible Note Interest	29,397	118	—	—	—	240,936	—	241,054

Balances, September 30, 2021	18,580,941	$74,323	—	$—	$(97,388)	$54,366,951	$(50,613,748)	$3,730,138

See accompanying notes to condensed consolidated financial statements

EMPIRE PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2022	2021
Cash Flows From Operating Activities:
Net Income (Loss)	$9,373,648	$(9,995,367)

Adjustments to Reconcile Net Income (Loss) to Net Cash Provided By Operating Activities:
Stock Compensation and Issuances	1,672,823	406,250
Amortization of Right of Use Assets	135,234	54,363
Depreciation, Depletion and Amortization	1,429,788	2,025,407
Accretion of Asset Retirement Obligation	1,009,107	881,638
Settlement of Asset Retirement Obligation	(342,344)	—
Loss on Settlement of Asset Retirement Obligation	181,386	—
Loss on XTO Final Settlement (See Note 4)	1,448,363	—
PIE-Related Expense (See Note 5)	1,399,030	—
Amortization of Loan Issue Costs	—	14,587
Right to Buy Issuance Costs	—	989,115
Unrealized Gain on Embedded Conversion Option	—	(92,931)
Amortization of Discount on Convertible Notes	—	6,670,129
Convertible Debt Modification Inducement Expense	—	2,276,813
Stock Issued for Interest Expense Payment	—	241,054
Forgiveness of Payroll Protection Plan Loan	—	(160,700)
Change in Operating Assets and Liabilities:
Accounts Receivable	304,009	(5,566,084)
Unrealized Gain on Derivatives	(151,065)	(113,943)
Inventory, Oil in Tanks	(567,477)	(681,208)
Prepaids, Current	(45,362)	115,670
Other Assets	43,773	(6,807)
Accounts Payable	(2,464,573)	2,326,752
Accrued Expenses	1,480,826	1,245,653
Net Cash Provided By Operating Activities	14,907,166	630,391

Cash Flows from Investing Activities:
Acquisition of Oil and Natural Gas Properties	(2,205,000)	(17,869,779)
Additions to Oil and Natural Gas Properties	(1,502,900)	—
Purchase of Other Fixed Assets	(307,787)	(508,571)
Cash Paid for Right of Use Assets	(135,244)	—
Sinking Fund Deposit	(640,000)	(4,330,000)
Net Cash Used In Investing Activities	(4,790,931)	(22,708,350)

Cash Flows from Financing Activities:
Proceeds from Debt Issued	—	19,599,850
Principal Payments of Debt	(1,384,167)	(5,546,738)
Proceeds from Stock and Warrant Issuance	—	11,054,661
Proceeds from Option and Warrant Exercise	3,389,903	—
Net Cash Provided By Financing Activities	2,005,736	25,107,773

Net Change in Cash	12,121,971	3,029,814

Cash - Beginning of Period	3,611,871	157,695

Cash - End of Period	$15,733,842	$3,187,509

Supplemental Cash Flow Information:
Cash Paid for Interest	$292,022	$975,944

Non-Cash Investing and Financing Activities:
Non-Cash Additions to Asset Retirement Obligations	$233,659	$6,117,709
Note Payable Activity - PIE Agreement (see Note 5)	$602,020	$148,296
Right-of-use assets purchased with lease liability	$173,144	$—
Purchases of Oil and Natural Gas Properties and Deposits in Accounts Payable, Notes Payable, Royalty Suspense, and Contingent Payable to Seller	$2,361,837	$290,325
Equipment Purchased Utilizing Note Payable	$—	$259,945
Unsecured Convertible Note Conversion	$—	$2,918,000
Shares and Warrants Issued for Secured Convertible Note	$—	$16,131,650

See accompanying notes to condensed consolidated financial statements

EMPIRE PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

Note 1 - Organization and Basis of Presentation

Empire Petroleum Corporation (“Empire” or the “Company”, collectively with its subsidiaries) is an independent energy company operator engaged in optimizing developed production by employing field management methods to maximize reserve recovery while minimizing costs. Empire has eight wholly-owned subsidiaries in four areas of operations:

•	Empire Rockies Region
o	Empire North Dakota LLC (“Empire North Dakota”)
o	Empire North Dakota Acquisition LLC (“Empire NDA”)
•	Empire New Mexico LLC d/b/a Green Tree New Mexico (“Empire New Mexico”)
•	Empire Texas (“Empire Texas”), consisting of the following entities:
o	Empire Texas Operating LLC
▪	Empire Texas LLC
▪	Empire Texas GP LLC
o	Pardus Oil & Gas Operating, LP (owned 1% by Empire Texas GP LLC and 99% by Empire Texas LLC)
•	Empire Louisiana LLC (“Empire Louisiana”)

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

Fair Value Measurements

The Financial Accounting Standards Board (“FASB”) ASC Topic 820, Fair Value Measurement (ASC Topic 820), defines fair value, establishes a consistent framework for measuring fair value and establishes a fair value hierarchy based on the observability of inputs used to measure fair value.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve a degree of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instrument’s complexity. The Company reflects transfers between the three levels at the beginning of the reporting period in which the availability of observable inputs no longer justifies classification in the original level. There were no transfers between fair value hierarchy levels for the period ended September 30, 2022.

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

Fair Value on a Nonrecurring Basis

The Company applies the provisions of fair value measurement on a non-recurring basis to its non-financial assets and liabilities, including oil and gas properties and asset retirement obligations. These assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments if events or changes in certain circumstances indicate that adjustments may be necessary. No triggering events that require assessment of such items were observed during the three- or nine-months ended September 30, 2022.

Related Party Transactions

Transactions between related parties are considered to be related party transactions even though they may not be given accounting recognition. FASB ASC 850, Related Party Disclosures requires that transactions with related parties that would have influence in decision making shall be disclosed so that users of the financial statements can evaluate their significance. Related party transactions typically occur within the context of the following relationships: affiliates of the entity; entities for which investments in their equity securities is typically accounted for under the equity method by the investing entity; trusts for the benefit of employees; principal owners of the entity and members of their immediate families; management of the entity and members of their immediate families; and other parties that can significantly influence the management or operating policies of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

Out of Period Adjustments

In the third quarter of 2022, the Company identified and recorded an out-of-period adjustment related to the Joint Development Agreement discussed in Note 5. The impact of recording this adjustment reduced Utility and Other Deposits and increased Lease Operating Expense by approximately $1.3 million. The amount attributable to the prior year was approximately $797,000 and is immaterial to the prior year financial statements and thus adjusted in the current period.

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

Aggregate capitalized costs of oil and natural gas properties are as follows:

	September 30, 2022	December 31, 2021
Proved producing wells	$23,294,453	$20,689,548
Proved undeveloped	2,865,584	2,724,966
Lease and well equipment	6,707,792	5,311,779
Asset retirement obligation	18,268,308	18,188,033
Wells in progress	1,928,201	—
Gross capitalized costs	53,064,338	46,914,326
Accumulated depreciation, depletion, amortization
and impairment	(18,703,073)	(17,525,918)
Net capitalized costs	$34,361,265	$29,388,408

Wells in progress consist of recompletions and sidetrack wells being drilled in the Starbuck field in North Dakota at September 30, 2022.

Depletion and amortization expense for the nine months ended September 30, 2022 and 2021 was approximately $1.3 million and $2.0 million, respectively.

Other property and equipment consists of operating lease assets, vehicles, office furniture, and equipment with lives ranging from three to five years.

	September 30, 2022	December 31, 2021
Other property and equipment, at cost	$2,030,593	$1,547,325
Less: accumulated depreciation	(494,828)	(258,714)
Other property and equipment, net	$1,535,765	$1,288,611

Depreciation expense for the nine months ended September 30, 2022 and 2021 was approximately $99,000 and $50,000, respectively.

Note 4 – Acquisition of XTO Properties

On March 12, 2021, the Company, through its wholly owned subsidiary Empire New Mexico, entered into a purchase and sale agreement (“PSA”) with XTO Holdings, LLC (a subsidiary of ExxonMobil) (the “Seller”, “XTO”) to acquire, among other things, certain oil and natural gas properties in New Mexico. The purchase price was $17.8 million subject to customary adjustments. The transaction closed on May 14, 2021 with an effective date of January 1, 2021.

The XTO acquisition has been assessed under the screen test for business combinations under FASB ASC 805, Business Combinations (“ASC 805”). The XTO acquisition met the screen test and has been accounted for as an asset acquisition. Under the accounting for asset acquisitions, the acquisition is recorded using a cost accumulation and allocation model under which the cost of the acquisition is allocated on a relative fair value basis to the assets acquired and liabilities assumed. Acquisition-related transaction costs are capitalized as a component of the cost of the assets acquired.

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

The following table sets forth the Company’s purchase price allocation:

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

On October 7, 2022, the Company entered into a final settlement agreement with XTO. The provisions of this settlement allowed the Company to substitute the performance bond and letter of credit that were put into place with the transaction for a new performance bond that does not require the Company to have collateral invested in the performance bond. Due to the nature and timing of the settlement occurring prior to the issuance of this Form 10-Q, the result of the final settlement was a non-cash expense of approximately $1.4 million to Other Income (Expense) on the Consolidated Statements of Operations in the current period.

Note 5 – Joint Development Agreement

On August 6, 2020, the Company, through its wholly owned subsidiary, Empire Texas, entered into a joint development agreement (the “JDA”) with Petroleum & Independent Exploration, LLC and related entities (“PIE”), a related party (See Note 14), dated August 1, 2020. Under the terms of the JDA, PIE will perform recompletion or workover on specified mutually agreed upon wells (“Workover Wells”) owned by Empire Texas. To fund the work, PIE entered into a term loan agreement with Empire Texas dated August 1, 2020, whereby PIE will loan up to $2,000,000, at an interest rate of 6% per annum, maturing August 7, 2024 unless terminated earlier by PIE. Proceeds of the loan will be used for recompletion or workover of the Workover Wells. Refer to Note 8 for the amount advanced on the loan as of the current period-end. As part of the JDA, Empire Texas will assign to PIE a combined 85% working and revenue interest in the Workover Wells. Of the assigned interest, 70% working and revenue interest will be used to repay the obligations under the term loan agreement. Once the term loan is repaid, PIE will reassign a 35% working and revenue interest to Empire Texas in each of the Workover Wells and retain a 50% working and revenue interest. To the extent the cash flows from the revenue interest are insufficient to repay the obligations under the term loan, the Company remains required to repay the obligation. In the third quarter of 2022, the activity under the JDA was evaluated to determine if there were sufficient cash flows to support the long-term asset recorded as an offset to the note payable. As there is not sufficient revenue to support the reduction of the asset, the asset was written off to Lease Operating Expense on the Consolidated Statements of Operations.

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

The Company’s asset retirement obligation activity is as follows:

	September 30, 2022	December 31, 2021
Asset retirement obligations, beginning of period	$20,640,599	$15,364,217
Additions	233,659	6,117,709
Liabilities settled	(160,958)	(2,055,806)
Accretion expense	1,009,107	1,214,479
Asset retirement obligation, end of period	$21,722,407	$20,640,599

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

The Company does not designate its derivative instruments in such a way that would qualify for hedge accounting. Accordingly, the Company reflects changes in the fair value of its derivative instruments in its consolidated statements of operations as they occur. Unrealized gains and losses related to the contracts are recognized and recorded as changes to the derivative asset or liability on the Company’s consolidated balance sheets.

The following table summarizes the net realized and unrealized gains (losses) reported in earnings related to the commodity derivative instruments for the three- and nine-months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Gain (Loss) on Derivatives:
Oil derivatives	$42,474	$112,183	$(93,740)	$(427,766)
Natural gas derivatives	—	(144,454)	—	(144,454)
	$42,474	$(32,271)	$(93,740)	$(572,220)

The following represents the Company’s net cash payments on derivatives for the three- and nine-months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Oil derivatives	$(83,832)	$(177,736)	$(244,723)	$(541,709)
Natural gas derivatives	—	(144,454)	—	(144,454)
	$(83,832)	$(322,190)	$(244,723)	$(686,163)

The following table sets forth the Company’s outstanding derivative contracts at September 30, 2022:

				4th Quarter
2022
WTI Index Put Options:
Quarterly volume (MBbls)				24.72
Floor price (Bbl)				$40.00-$70.00

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2023
WTI Index Put Options:
Quarterly volume (MBbls)	55.40	15.34	16.86	9.00
Floor price (Bbl)	$40.00-$70.00	$55.00	$55.00-$60.00	$50.00

Note 8 - Debt

The following table represents the Company’s outstanding debt as of September 30, 2022:

Senior Revolver Loan Agreement	$6,169,500

Term Loan – PIE, a related party	1,399,030

Equipment and vehicle notes, 0% to 6.99% interest rates, maturing	264,087
2025 to 2027 with monthly principal and interest payments
of $400 to $1,400 per month

Total Notes Payable	7,832,617
Less: Current Maturities	1,258,804
Total Long-Term Notes Payable	$6,573,813

On July 7, 2021, the Company entered into the Fourth Amendment to its Senior Revolver Loan Agreement (the “Amended Agreement”) with CrossFirst Bank (“CrossFirst”). The maximum amount that can be advanced under the Agreement is $20,000,000 and the existing commitment amount at the current period-end is $6,480,000 which is reduced by $300,000 per calendar quarter and includes interest at Wall Street Journal Prime plus 150 basis points (7.75% as of September 30, 2022). The Amended Agreement matures on March 27, 2024. Collateral for the loan is a lien on all of the assets of Empire Louisiana and Empire North Dakota, both of which are wholly owned subsidiaries of the Company, and a first priority mortgage lien, pledge of and security interest in not less than 80% of Empire Louisiana’s and Empire North Dakota’s producing oil, gas and other leasehold and mineral interests. The Amended Agreement requires that the Company maintain commodity derivatives at certain thresholds based on projected production and to maintain certain covenants including an EBITDAX to interest expense of at least 4.5:1 and funded debt to EBITDAX of less than 4:1 on a trailing twelve-month basis. Current maturities of debt related to the Amended Agreement is $1,200,000. The Company was in compliance with its loan covenants at September 30, 2022. The Company paid $900,000 in principal payments during the nine months ended September 30, 2022.

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

Right-of-use lease expense was approximately $191,000 for the nine months ended September 30, 2022.

Supplemental balance sheet information related to the right of use leases is as follows as of September 30, 2022:

Net operating lease asset (included in Other Property and Equipment)	$1,140,037

Current portion of lease liability	$251,117
Long-term lease liability	613,899
Total right of use lease liabilities	$865,016

The weighted average remaining term for the Company’s right-of-use leases is 3.3 years.

Maturities of lease liabilities are as follows as of September 30, 2022:

2023	$308,358
2024	311,351
2025	258,889
2026	76,315
2027	21,700
Total lease payments	976,613
Less imputed interest	(111,597)
Total lease obligation	$865,016

Note 10 – Accrued Expenses

Accrued expenses consisted of the following:

	September 30, 2022	December 31, 2021
Accrued and suspended third-party revenue	$5,104,590	$4,454,776
Accrued salaries and expenses	187,873	114,954
Accrued taxes	1,164,956	692,742
Accrued expenses	867,591	581,712
	$7,325,010	$5,844,184

Note 11 – Common and Preferred Stock

Pursuant to the Company’s Amended and Restated Certificate of Incorporation (“Charter”), effective as of March 4, 2022, the total number of shares of all classes of stock that the Company has the authority to issue is 200,000,000, consisting of 190,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share.

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

Series A Voting Preferred Stock

On March 8, 2022, the Company formalized the issuance of preferred stock as was required under the terms of the Company's May 2021 financing agreements with Energy Evolution (Master Fund), Ltd. (the “Fund”) and issued six shares of Series A Voting Preferred Stock. The Series A Voting Preferred Stock was issued in connection with the strategic investment in the Company by the Fund. For so long as the Series

A Voting Preferred Stock is outstanding, the Company’s Board of Directors will consist of six directors. Three of the directors are designated as the Series A Directors and the three other directors (each, a “common director”) are elected by the holders of common stock and/or any preferred stock (other than the Series A Voting Preferred Stock) granted the right to vote on the common directors. Any Series A Director may be removed with or without cause but only by the affirmative vote of the holders of a majority of the Series A Voting Preferred Stock voting separately and as a single class. The holders of the Series A Voting Preferred Stock have the exclusive right, voting separately and as a single class, to vote on the election, removal and/or replacement of the Series A Directors. Holders of common stock or other preferred stock do not have the right to vote on the Series A Directors. The approval of the holders of the Series A Voting Preferred Stock, voting separately and as a single class, is required to authorize any resolution or other action to issue or modify the number, voting rights or any other rights, privileges, benefits, or characteristics of the Series A Voting Preferred Stock, including without limitation, any action to modify the number, structure and/or composition of the Company’s current Board of Directors.

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

Note 12 - Equity

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

During February and March 2021, the Company issued to a group of accredited investors 2,248,464 shares of its common stock and warrants to purchase 2,248,464 shares of its common stock for $2.00 per share with an original expiration date of December 31, 2022 that would be accelerated should certain performance criteria be met. Proceeds from the sale were $3,147,850. The value allocated to the warrants was the fair value determined using the Black-Scholes option valuation with the following assumptions:  no dividend yield, expected annual volatility of 180%, risk free interest rate of 0.14% and a term of 21 months. The fair value of the warrants of $2,350,407 was allocated to Additional Paid-in Capital. The performance criteria triggering early maturity occurred in April 2022, accelerating the warrant maturity date to July 2022. During the nine months ended September 30, 2022, 1,782,347 shares of common stock were issued as a result of warrant exercises. As of July 10, 2022, all such warrants were fully exercised.

In September 2022, a former director of the Company exercised warrants granted in November 2017 to purchase 250,000 shares of common stock for $1.00 per share.

Earnings Per Share

The computation of diluted shares outstanding for the three months ended September 30, 2022, excluded 2,379,700 stock options, 1,000,000 warrants, and 124,477 outstanding RSUs, as their effect would have been anti-dilutive, while the computation of diluted shares outstanding for the nine months ended September 30, 2022, excluded 2,706,887 stock options and 73,476 outstanding RSUs, as their effect would have been anti-dilutive. There were no such anti-dilutive shares outstanding for the three- and nine-months ended September 30, 2021.

Note 13 – Stock-Based Compensation

Stock Options

On April 3, 2019, the Board of Directors of the Company adopted the Empire Petroleum Corporation 2019 Stock Option Plan (the “Stock Option Plan”). The total number of shares of common stock that may be issued pursuant to stock options under the Stock Option Plan is 2,500,000. Further, on April 3, 2019, the Company granted Mr. Pritchard and Mr. Morrisett each, options to purchase 625,000 shares of common stock of the Company at an exercise price of $1.32 per share. Each option vested in three installments with 312,500 vesting immediately and 156,250 vesting each in April 2020 and April 2021. All of the options expire in April 2029. The value allocated to the vested options was the fair value determined using the Black-Scholes option valuation with the following assumptions:  no dividend yield, expected annual volatility of 213%, risk free interest rate of 2.32% and a term of 5.375 years. As a result of the adoption of a 2021 plan, the Board of Directors and management have determined that there would be no further issuances from the Stock Option Plan. In April 2022, Mr. Pritchard exercised options to purchase 235,000 shares of common stock and as of September 30, 2022, there were 1,943,200 unexercised options under the Stock Option Plan.

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

In July 2022, a former director of the Company exercised 75,000 of his stock options granted under the Stock Option Plan.

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

RSUs were granted on February 28, 2022 with 12- and 13-month service periods. Total value assigned to the RSUs based on grant date approximated $585,000. For the nine months ended September 30, 2022, approximately $339,000 of compensation expense related to RSUs was recognized, leaving approximately $244,000 of unrecognized compensation expense which will be recognized on a straight-line basis depending on the service period of each grant.

On May 22, 2022, RSUs were granted to Board members with 13-month service periods. Total value assigned to the RSUs based on grant date was $1,545,000. Compensation expense of approximately $491,000 was recognized for the nine months ended September 30, 2022, related to these grants and unrecognized compensation expense to be recognized on a straight-line basis over the remaining service period approximated $1,054,000 at September 30, 2022.

On August 26, 2022, the stockholders of the Company approved the Company’s 2022 Stock and Incentive Compensation Plan which reserves 750,000 shares of the Company’s common stock for issuance thereunder. As a result of such approval, no further awards will be made under the Incentive Plan.

Note 14 – Related Party Transactions

The Fund is a related party of the Company as it beneficially owns approximately 25% of the Company’s outstanding shares of common stock as of September 30, 2022. Additionally, a board member of the Fund was appointed to the Company’s Board of Directors in October 2021 as the Board co-chairman and now serves as chairman. This Board member separately beneficially owns approximately 16% of the Company’s outstanding shares of common stock and held all outstanding shares of preferred stock at September 30, 2022. The Board member also is a majority owner of PIE. In October 2021 another board member of the Fund was appointed to the Company’s Board of Directors and has an ownership percentage of approximately 3%.

The Company has a JDA with PIE to perform recompletion or workover on specified mutually agreed upon wells (See Note 5). This JDA has a note payable whose balance increases as work is performed until payout terms have been reached per the agreement (See Note 8).

Note 15 – Commitments and Contingencies

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

The Company has undergone a sales tax audit related to its Texas entity and received the initial assessment notice in April 2022. The maximum exposure of this sales tax assessment is approximately $1.3 million though the Company is confident that the final assessment will be less than the maximum as previously stated. The Company has accrued $650,000 for this contingency as of September 30, 2022.

Note 16 – Subsequent Events

In October 2022, a former director of the Company exercised warrants to purchase 225,000 shares of common stock for $1.00 per share under a grant made in November 2017.

On October 7, 2022, the Company executed a final settlement agreement with XTO. See Note 4 for additional information related to the final settlement.

On October 11, 2022, a total of 50,000 RSUs were granted to directors with a 13-month service period. Total assigned value at the grant date was $718,000.

On October 19, 2022, the Company appointed J. Kevin Vann as an executive officer in the newly created position of Vice President, Finance and Strategic Planning.

On November 1, 2022, the Company purchased a well in Texas from XTO with a preliminary purchase amount of approximately $500,000.

The Equity Distribution Agreement, dated June 23, 2022, by and between Empire Petroleum Corporation and Raymond James & Associates, Inc. was terminated on November 2, 2022.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to use judgment to make estimates and assumptions that affect certain amounts reported in the consolidated financial statements. As additional information becomes available, these estimates and assumptions are subject to change and thus impact amounts reported in the future. Critical accounting policies are those accounting policies that involve judgment and uncertainties affecting the application of those policies and the likelihood that materially different amounts would be reported under different conditions or using differing assumptions. Management periodically updates the estimates used in the preparation of the financial statements based on management’s latest assessment of the current and projected business and general economic environment. There have been no significant changes to the Company’s critical accounting policies during the nine months ended September 30, 2022.

Liquidity

As of September 30, 2022, the Company had approximately $15.7 million of cash on hand and approximately $300,000 available on its Credit Facility.  The Company expects to incur costs related to future oil and natural gas acquisitions into the future.  It is expected that management will use a combination of cash flows from operations as well as seeking additional debt and equity funding for these acquisitions and to fund ongoing operations.

Working Capital

Working capital (presented below) increased by approximately $10.3 million between December 31, 2021 and September 30, 2022. This change is primarily a result of a consistently strong pricing environment in the first nine months of 2022 that increased the Company’s cash balance by approximately $12.1 million, serving as the primary driver of the increase in working capital between period ends.

	September 30,	December 31,
	2022	2021
Current Assets	$24,393,881	$13,118,020
Current Liabilities	13,061,730	12,054,487
Working Capital	$11,332,151	$1,063,533

Cash Flows

	Nine Months Ended September 30,
Cash Flows Provided By (Used In):	2022	2021	Variance
Operating Activities	$14,907,166	$630,391	$14,276,775
Investing Activities	(4,790,931)	(22,708,350)	17,917,419
Financing Activities	2,005,736	25,107,773	(23,102,037)

Cash Flows from Operating Activities

The Company closed on its New Mexico properties in May 2021 (See Note 4). These properties significantly increased the volume produced by the Company and the Company benefited from higher pricing in the nine months of 2022 compared to the same period in the prior year. The Company had net income in the first nine months of 2022 compared to a net loss in the same period in 2021, further increasing cash provided by operating activities compared to the cash provided by operating activities for the same period last year.

Cash Flows from Investing Activities

For the nine months ended September 30, 2021, the Company paid for the XTO acquisition with approximately $17.9 million in cash (See Note 4) and paid approximately $4.3 million to the sinking fund and promissory note related to the XTO acquisition. These cash outflows were the primary driver for the net cash used in investing activities in the prior year. In the current period, acquisition expenditures were approximately $3.7 million, a significant reduction in comparison to the prior year XTO expenditure. The Company has begun recompletion and other capitalizable efforts in multiple states as it attempts to bring production back online from existing wells and bring on new production from sidetrack drilling, leading to an increase in additions to oil and natural gas properties in the current year.

Cash Flows from Financing Activities

For the nine months ended September 30, 2022, the Company made principal payments on debt of approximately $1.4 million that were offset by approximately $3.4 million of cash received for warrant exercises. During the same period in the prior year, the Company received cash totaling approximately $11.1 million related to stock and warrant issuances. In 2021, proceeds from debt issued primarily related to the XTO acquisition were approximately $19.6 million.

Capital Resources

Capital Expenditures

For the nine months ended September 30, 2022, the Company spent approximately $500,000 on additions to oil and natural gas properties as a result of non-operated drilling, and an additional $1 million on capitalized additions to oil and natural gas properties. The Company anticipates additional capital expenditures in the coming quarters that will be funded with cash flows from operations, debt, and/or equity issuances.

Production and Operating Data

The following table sets forth a summary of the Company’s production and operating data for the three- and nine-month periods ended September 30, 2022 and 2021. Because of normal production declines, increased or decreased production due to future acquisitions, divestitures, and development, fluctuations in commodity prices and the effects of acquisitions or divestitures, the historical information presented below should not be interpreted as being indicative of future results.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021		2022	2021
Production and Operating Data:
Net Production Volumes:
Oil (Bbl)	123,804	114,495		361,226	220,780
Natural gas (Mcf)	231,522	224,118		653,829	379,600
Natural gas liquids (Gal)	1,805,523	1,699,112		5,109,649	2,598,655
Total (Boe)	205,380	192,303		591,856	345,919
Average Price per Unit:
Oil (Bbl), (a)	$92.22	$64.98		$96.90	$59.80
Natural gas (Mcf), (a)	$6.86	$3.82		$6.15	$4.05
Natural gas liquids (Gal)	$0.91	$0.85		$1.00	$0.74
Total (Boe)	$71.30	$50.11	(b)	$74.45	$50.10	(b)
Operating Costs and Expenses per Boe:
Oil and natural gas production	$41.41	$18.75		$32.44	$21.18
Production and ad valorem taxes	$5.42	$3.53		$5.32	$3.66
Depreciation, depletion, amortization and	$4.30	$8.35		$4.12	$8.41
accretion
General & administrative	$13.88	$9.95		$14.51	$17.46

(a)	Includes the effect of net cash receipts (payments on) derivatives, as applicable contracts are in place.
(b)	Prior to the acquisition of the New Mexico properties in May 2021, natural gas liquids production was minimal and included as a component of natural gas on the consolidated financial statements.

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

Three Months Ended September 30, 2022 and 2021

Results of Operations

The following table reflects the Company’s summary operating information. Because of normal production declines, increased or decreased drilling activity and the effects of acquisitions, the historical information presented below should not be interpreted as indicative of future results.

	Three Months Ended September 30,
	2022	2021	Variance	Variance %

Oil Revenues	$11,501,521	$7,761,584	$3,739,937	48%
Natural Gas Revenues	1,587,542	855,507	732,035	86%
NGL Revenues	1,637,808	1,439,799	198,009	14%
Total Revenues from Product Sales	14,726,871	10,056,890

Cash-Based Lease Operating Expense	7,106,610	3,597,124	3,509,486	98%
Non-Cash Lease Operating Expense (See Note 5)	1,399,030	—	1,399,030	100%
Production and Ad Valorem Taxes	1,112,246	678,295	433,951	64%
Depreciation, Depletion, Amortization and Accretion	882,162	1,606,552	(724,390)	-45%
Cash-Based General and Administrative Expenses	1,390,418	925,211	88,929	10%
Non-Cash General and Administrative Expenses:
Non-Cash Loss Contingency	650,000	—	650,000	100%
Non-Cash Right to Buy Issuance Cost	—	989,115	(989,115)	-100%
Stock-based Compensation	809,641	—	1,185,919	100%
Interest Expense	125,330	4,467,679	(4,342,349)	-97%

Operating Income (Loss)	1,442,159	2,299,365	(857,206)	37%
Net Income (Loss)	215,941	(3,726,225)	3,942,166	106%

Revenues

Revenues for the three-month period increased over the same period as the prior year primarily due to increased realized oil and natural gas pricing.

Realized oil pricing for the three months ended September 30, 2022 was approximately $92 per barrel, while realized pricing for the same period in the prior year was approximately $65, an increase in price of approximately 40%.

Realized natural gas pricing for the three months ended September 30, 2022 was approximately $7 per mcf, while realized pricing for the same period in the prior year was approximately $4, an increase in price of approximately 75%.

Net oil production volumes were approximately 124,000 Bbls for the three months ended September 30, 2022, an increase of approximately 9% over the same period in the prior year.

Net natural gas production volumes increased by approximately 7,400 Mcf between the three-month periods ended September 30, 2021 and September 30, 2022, an increase of approximately 4%.

Lease Operating Expense and Taxes

Lease operating expense rose with the XTO acquisition and in response to the Company’s execution of its mission to increase production in its legacy assets. The Company has worked to cost-effectively increase production throughout its asset base utilizing experienced personnel and third-party service providers. Lease operating expenses for New Mexico were approximately $1.9 million more for the three months ended September 30, 2022 than for the same period in 2021 due to additional field work and maintenance. Lease operating expenses for North Dakota increased by approximately $2 million as the Company continued to work over wells in the state to enhance production alongside capital recompletions and sidetrack drilling.

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

General and Administrative Expense

General and administrative expenses increased primarily due to an increase in salaries, benefits, and bonuses period over period.

The Company accrued $650,000 for a loss contingency related to a Texas sales tax audit for which the initial assessment was received in April 2022 based on management’s estimate of the final settlement amount. The Company intends to seek redetermination of this assessment. The final payment related to this sales tax audit may be more or less than the accrued amount.

Stock-based Compensation

The Company utilizes stock-based compensation to compensate members of management and retain talented personnel. The Company anticipates stock-based compensation to continue to be utilized in 2022 and beyond to attract and retain talented personnel and compensate Board members and consultants.

Interest Expense

Cash-based interest expense declined with a corresponding decrease in the Company’s Credit Facility. In the third quarter of 2021, there was a non-cash charge to interest expense of approximately $4.3 million related to interest and amortization of debt issuance costs for convertible notes issued in 2021 that were fully converted prior to December 31, 2021.

Nine Months Ended September 30, 2022 and 2021

	Nine Months Ended September 30,
	2022	2021	Variance	Variance %

Oil Revenues	$35,247,309	$13,882,077	$21,365,232	154%
Natural Gas Revenues	4,019,400	1,536,569	2,482,831	162%
NGL Revenues	5,133,872	1,913,191	3,220,681	168%
Total Revenues from Product Sales	44,400,581	17,331,837

Lease Operating Expense	17,801,406	7,328,066	10,473,340	143%
Non-Cash Lease Operating Expense (See Note 5)	1,399,030	—	1,399,030	100%
Production and Ad Valorem Taxes	3,151,325	1,266,808	1,884,517	149%
Depreciation, Depletion, Amortization and Accretion	2,438,895	2,907,045	(468,150)	-16%
Cash-Based General and Administrative Expenses	6,265,068	4,645,110	1,619,958	35%
Non-Cash General and Administrative Expenses:
Non-Cash Loss Contingency	650,000	—	650,000	100%
Non-Cash Right to Buy Issuance Cost	—	989,115	(989,115)	-100%
Stock-based Compensation	1,672,823	406,250	1,266,573	312%
Interest Expense	347,763	7,373,113	(7,025,350)	-95%

Operating Income (Loss)	11,000,171	(628,759)	11,628,930	1850%
Net Income (Loss)	9,373,648	(9,995,367)	19,369,015	194%

Revenues

Realized oil pricing for the nine months ended September 30, 2022 was approximately $97 per barrel, while realized pricing for the same period in the prior year was approximately $60, an increase in price of approximately 62%.

Realized natural gas pricing for the nine months ended September 30, 2022 was approximately $6 per mcf, while realized pricing for the same period in the prior year was approximately $4, an increase in price of approximately 50%.

Net oil production volumes were approximately 361,000 Bbls for the nine months ended September 30, 2022, an increase of 63% over the same period in the prior year.

Net natural gas production volumes increased by approximately 274,000 Mcf between the nine-month periods ended September 30, 2021 and September 30, 2022, an increase of approximately 72%.

Lease Operating Expense and Taxes

Lease operating expense rose with the XTO acquisition and in response to the Company’s execution of its mission to increase production in its legacy assets. The Company has worked to cost-effectively increase production throughout its asset base utilizing experienced personnel and third-party service providers. Lease operating expenses for New Mexico were approximately $9.6 million more for the nine months ended September 30, 2022 than for the same period in 2021. Production and ad valorem taxes have increased as a direct result of the XTO acquisition’s properties and increased volumes produced and sold, paired with the Company’s efforts to return wells to production. In addition to recompletions and sidetrack well drilling activity in North Dakota, the Company also undertook workover and other lease operating activities in 2022; North Dakota’s lease operating expenses increased by approximately $3.2 million period-over-period as a result of increased field activity.

Depreciation, Depletion, Amortization and Accretion

The addition of PDP reserves and producing volumes for the entire nine months in New Mexico in 2022 served as the primary driver of the change in these expenses period over period. Depletion for New Mexico properties was approximately $950,000 for the nine months ended September 30, 2022 compared to approximately $1.4 million for the same period in the prior year.

General and Administrative Expense

The Company’s headcount increased as a result of the New Mexico acquisition, including administrative personnel. Cash-based board compensation for the nine months ended September 30, 2022, was approximately $850,000, approximately $730,000 higher than the $116,000 paid in the first nine months of 2021. The Company accrued $650,000 for a loss contingency related to a Texas sales tax audit for which the initial assessment was received in April 2022 based on management’s estimate of the final settlement amount. The Company intends to seek redetermination of this assessment. The final payment related to this sales tax audit may be more or less than the accrued amount.

Stock-based Compensation

The Company utilizes stock-based compensation to compensate members of management and retain talented personnel. The Company anticipates stock-based compensation to continue to be utilized in 2022 and beyond to attract and retain talented personnel and compensate Board members and consultants.

Interest Expense

Cash-based interest expense declined with a corresponding decrease in the Company’s Credit Facility. In the third quarter of 2021, there was a non-cash charge to interest expense of approximately $7.0 million related to interest and amortization of debt issuance costs for convertible notes issued in 2021 that were fully converted prior to December 31, 2021.

Item 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4.         CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company conducted an evaluation under the supervision of the Company's Chief Executive Officer and President (and principal financial officer) of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rules 13a - 15(e) and 15d - 15(e). Based on this evaluation, the Company's Chief Executive Officer and President (and principal financial officer) concluded that the disclosure controls and procedures as of the end of the period covered by this report were not effective. As described in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2022, the Company’s Chief Executive Officer and President (principal financial officer) concluded that, as of December 31, 2021, the Company’s internal control over financial reporting was not effective at a reasonable assurance level as the Company did not have sufficient resources in its accounting function, which restricts the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner.

Upon hiring the Chief Accounting Officer in October 2021, additional controls were implemented, and other controls were enhanced as initial steps to mitigate the risk of a material weakness on a go-forward basis. In the first quarter of 2022, the Chief Accounting Officer engaged an outside company to undertake an internal controls review. This review concluded in the third quarter of 2022. Controls that would strengthen the Company’s internal control structure that are identified during the course of the review are being implemented on an ongoing basis.

Changes in Internal Control Over Financial Reporting

New and enhanced controls have been implemented in 2022 as identified by the Chief Accounting Officer to aid in the mitigation of the material weakness discussed in the Annual Report on the Form 10-K that was filed on March 31, 2022. It is management’s expectation that the Company will implement enhanced controls throughout 2022 with additional controls implemented as they are identified by the outside consultants. Management will continue to diligently and rigorously review the financial reporting controls and procedures on an ongoing basis.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

For information regarding legal proceedings, see Note 15 of the Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1	Employment Agreement dated as of September 13, 2022, by and between Empire Petroleum Corporation and Eugene J. Sweeney (incorporated herein by reference to Exhibit 10 to the Company’s Form 8-K dated September 13, 2022, which was filed on September 19, 2022).

10.2	Empire Petroleum Corporation 2022 Stock and Incentive Compensation Plan (incorporated herein by reference to Annex A to the Company’s Proxy Statement on Schedule 14A filed on July 27, 2022).

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

101	Financial Statements for XBRL format (submitted herewith).

104	Cover Page Interactive Data File (embedded within Inline XBRL document).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Empire Petroleum Corporation

Date: November 14, 2022	By:	/s/ Michael R. Morrisett
Michael R. Morrisett
President
(Principal Financial Officer)

Date: November 14, 2022	By:	/s/ Thomas Pritchard
Thomas Pritchard
Chief Executive Officer
(Principal Executive Officer)