Form 10-K
period 2022-12-31
EMPIRE PETROLEUM CORP
filed 2023-03-31
CIK 887396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

 OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

2200 S. Utica Place, Suite 150,  Tulsa, OK 74114
(Address of Principal Executive Offices)   (Zip Code)

Registrant's telephone number, including area code:  (539) 444-8002

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock $.001 par value	EP	NYSE American

Securities registered pursuant to 12(g) of the Act:  None

(Title of class)

______________________

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.    ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☑   No

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the closing sales price of such common equity as of the last business day of the registrant's most recently completed second fiscal quarter, was $136,402,586.

The number of shares of the registrant's common stock, $0.001 par value, outstanding as of March 21, 2023 was 22,442,571.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2023 annual meeting of stockholders have been incorporated by reference into Part III of this Annual Report on Form 10-K.

EMPIRE PETROLEUM CORPORATION

FORM 10-K

FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Additionally, forward-looking statements may be made orally or in press releases, conferences, reports, on our website or otherwise, in the future by us or on our behalf. Such statements are generally identifiable by the terminology used such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecasted,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “would” or other similar words, although not all forward-looking statements contain such identifying words.

By their very nature, forward-looking statements require management to make assumptions that may not materialize or that may not be accurate. Forward-looking statements are subject to known and unknown risks and uncertainties and other factors that may cause actual results, levels of activity and achievements to differ materially from those expressed or implied by such statements. Factors that could cause actual results to differ materially from the results discussed in such forward-looking statements include, but are not limited to, those discussed in Item 1A ("Risk Factors") and elsewhere in this Form 10-K and in other documents that we file with or furnish to the Securities and Exchange Commission (the "SEC"), and the following:

•	changes in oil, natural gas and natural gas liquids prices and the demand for oil, natural gas and natural gas liquids;
•	our ability to replace reserves and efficiently develop current reserves;
•	management's ability to execute our business plan;
•	delays and other difficulties related to producing oil, natural gas and natural gas liquids;
•	delays and other difficulties related to regulatory and governmental approvals and restrictions;
•	availability of sufficient capital to execute management's business plan, including from future cash flows, available borrowing capacity under revolving credit facilities and otherwise;
•	management's ability to make acquisitions on economically acceptable terms and management's ability to integrate acquisitions;
•	weather and environmental conditions;
•	unforeseen engineering, mechanical or technological difficulties in working over wells;
•	costs of operations and operating hazards;
•	competition from other natural resource companies;
•	unanticipated reductions in the borrowing base under the revolving credit facility we are party to;
•	the availability of sufficient pipeline and other transportation facilities and equipment to carry our production to market and the impact of these facilities on our realized prices;
•	our ability to retain key members of senior management and key technical and financial employees;
•	the identification of and severity of adverse events and governmental responses to these or other environmental events;
•	future ESG compliance developments and increased attention to such matters which could adversely affect our ability to raise equity and debt capital;
•	the effect of our derivative activities;
•	impacts of public health crises, pandemics and epidemics, such as the coronavirus pandemic ("COVID-19");
•	the effects of governmental and environmental regulation; and
•	general economic conditions.

All forward-looking statements are expressly qualified in their entirety by the cautionary statements in this section and elsewhere in this Form 10-K. Other than as required by applicable securities laws, we do not assume a duty to update these forward-looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations, or otherwise. Readers should not place undue reliance on these forward-looking statements. All forward-looking statements speak only as of the date of this report or, if earlier, as of the date they were made.

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

NYSE American – NYSE American Stock Exchange.

NGLs – Natural gas liquids measured in barrels. NGLs are made up of ethane, propane, isobutane, normal butane and natural gasoline, each of which have different uses and different pricing characteristics.

Net revenue interest or NRI –The total revenue interest controlled by an entity in a specific oil or gas production unit, including a well, lease, or drilling unit.

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

PART I

ITEM 1. BUSINESS.

In this Form 10-K, references to “Empire”, the “Company”, “we”, “our”, and “us” refer to Empire Petroleum Corporation and its wholly-owned subsidiaries, unless context indicates otherwise.

We uplisted from the OTCQB to the NYSE American effective March 8, 2022. Immediately prior to the listing, a reverse stock split of 1 for 4 occurred. All pricing and share amounts for periods prior to the reverse stock split have been stated at post-reverse split amounts.

On March 8, 2022, our common stock began trading on the NYSE American under the symbol “EP” and CUSIP 292034303. Prior to trading on the NYSE American, our common stock was accessible on the OTCQB.

Overview

Empire Petroleum Corporation is an independent energy company that engages in unlocking value in developed assets. Empire operates the following wholly-owned subsidiaries in its areas of operations:

•	Empire New Mexico LLC d/b/a Green Tree New Mexico (“Empire New Mexico”)
•	Empire Rockies Region
○	Empire North Dakota LLC (“Empire North Dakota”)

○	Empire North Dakota Acquisition LLC (“Empire NDA”)

•	Empire Texas (“Empire Texas”), consisting of the following entities:

○	Empire Texas LLC

○	Empire Texas Operating LLC

○	Empire Texas GP LLC

○	Pardus Oil & Gas Operating, LP (owned 1% by Empire Texas GP LLC and 99% by Empire Texas LLC)

•	Empire Louisiana LLC (“Empire Louisiana”)

Empire was incorporated in the state of Delaware in 1985. The consolidated financial statements of Empire Petroleum Corporation and subsidiaries include the accounts of the Company and its wholly-owned subsidiaries.

Our mission is to increase shareholder value by building oil and natural gas reserves in strategic plays in the United States. To accomplish its mission, we plan on executing the following business strategies:

•	Cost-effectively optimize well production
•	Reduce unit operating costs and improve margins
•	Target proved developed producing acquisitions in predictable fields that have historically had low production decline and long lives

•	Focus on high-quality assets that add scale and provide synergies to our existing portfolio and core areas of operation

We operate as a single segment as each of our operating areas have similar economic characteristics and each meet the criteria for aggregation as defied by accounting standards related to disclosures about segments of an enterprise.

Properties

We are an independent operator in four geographic areas in the United States. As operator, we manage and influence production on operated properties. We use a combination of experienced field personnel and third-party service providers to execute our mission. Our properties have reasonably predictable production profiles and cash flows, subject to commodity price and cost fluctuations.

As is common in the industry in which we operate, we selectively participate in drilling and developmental activities in non-operated properties. Decisions to participate in non-operated properties are made after technical and economic analysis of the projects which also considers the operating expertise and historical track record of the operators.

Empire New Mexico

Empire New Mexico was formed when we purchased producing assets from XTO in May 2021. These assets are located in Lea County, New Mexico and consist of a contiguous and consolidated acreage position consisting of 48,000 gross (40,000 net) acres held by production from approximately 730 wells with an average WI of 72% and average NRI of 61% and 14 RI wells with an average ORRI of 11%. Empire New Mexico’s assets primarily produce oil with natural gas and NGLs accompanying oil production. Empire New Mexico’s properties are in the following formations:

•	Grayburg/San Andres (primary source of production)

•	Queen-Seven Rivers-Yates

•	Devonian

•	Abo

•	Blineberry

•	Tubb

•	Drinkard

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

These assets have experienced near-flat production rates over the last five years. We have been able to capitalize on operational improvements to allow more immediate recovery of reserves.

Empire Texas

In April 2020, Empire Texas acquired approximately 140 gross wells and approximately 30,000 net acres with an average operated WI of 96% and an average operated NRI of 79% as well as 77 miles of gathering lines and pipelines with related facilities and equipment. Empire Texas owns concentrated acreage and stacked pay in the historically prolific East Texas Basin. Assets are concentrated in the Fort Trinidad Field in Houston and Madison Counties with high working interest and historical production from eight separate formations.

Empire Louisiana

Empire Louisiana acquired its assets in late 2018 and has 10 producing properties and three saltwater disposal wells in the following formations:

•	Miocene

•	Frio

•	Cockfield

•	Wilcox

Empire Louisiana’s assets primarily produce oil from properties with average WI of 58% and NRI of 47%.

Production and Operating Data

The following table sets forth a summary of our production and operating data for the years ended December 31, 2022 and 2021. Because of normal production declines, increased or decreased production due to future acquisitions, divestitures, and development, fluctuations in commodity prices and the effects of acquisitions or divestitures, the historical information presented below should not be interpreted as being indicative of future results.

	Year Ended December 31, 2022	Year Ended December 31, 2021
Production and operating data:
Net production volumes:
Oil (Bbl)	482,818	333,158
Natural gas (Mcf)	875,647	622,474
Natural gas liquids (Bbl)	160,809	102,893
Total (Boe)	789,568	539,796

Average price per unit:
Oil (a)	$93.16	$67.01
Natural gas (a)(b)	$5.18	$3.68
Natural gas liquids (b)	$22.76	$28.08
Total (Boe)	$67.34	$50.95

Operating costs and expenses per Boe:
Lease operating expense	$29.87	$24.61
Production and ad valorem taxes	$4.99	$3.90
Depreciation, depletion, amortization and accretion	$4.19	$6.89
General & administrative	$15.62	$15.68

(a)	Excludes the effect of net cash receipts from (payments on) derivatives.
(b)	Includes gathering and processing costs in 2022 and 2021 that were previously reported in Lease operating expense within Operating Costs and expenses.

At December 31, 2022 and 2021, we had approximately 1,100 wells which we operated.

We completed a pilot drilling program on four wells in North Dakota and are in the process of completing these wells as of December 31, 2022. During 2022, we had no other drilling activity with the exception of four non-operated wells. No wells were in progress as of December 31, 2021, and we had no drilling activity during 2021 with the exception of four non-operated wells.

We have no delivery commitments for oil or natural gas.

Oil and Natural Gas Reserves

Our primary mission is to optimize existing producing properties; as such, there are no reserves estimated for undeveloped properties, though we own acreage that can be drilled in the future and are also a non-operator WI owner on acreage subject to future drilling activities. The following table represents our oil and natural gas reserves at December 31, 2022 and 2021.

	Oil	Natural Gas	NGL
	(Mbbl)	(MMcf)	(Mbbl)	MBoe
Proved developed at December 31, 2022	8,826	12,936	2,262	13,244
Proved developed at December 31, 2021	8,448	11,205	87	10,403

Net proved reserves were calculated using an unweighted arithmetic average of the first-day-of-the-month price within the 12-month period for the year. All prices and costs associated with operating wells were held constant in accordance with SEC guidelines. Prices of $91.14 per barrel of oil, $4.23 per Mcf and $36.29 per barrel of NGL were utilized at December 31, 2022. Prices of $64.31 per barrel and $7.34 per Mcf were utilized at December 31, 2021. Natural gas pricing in 2022 includes prices received for NGLs during the year. In 2021, we did not separately report the NGLs in New Mexico.

Reserve Estimation Process

Reserve estimation is a subjective process as the underground accumulations of crude oil and natural gas cannot be measured in an exact manner, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. The quantities of oil and natural gas that are ultimately recovered, production and operating costs, and future oil and natural gas prices may differ from those assumed in these estimates. Our internal professionals work closely with our external engineers to ensure the integrity, accuracy, and timeliness of data that is furnished to them for their reserve estimation process.

We engage an independent petroleum engineering firm, CG&A, to prepare our annual reserve estimates and rely on CG&A’s expertise to ensure that reserve estimates are prepared in accordance with SEC guidelines.

The technical person primarily responsible for the preparation of the reserve report is Zane Meekins, Executive Vice President. Mr. Meekins has been with CG&A since 1989 and graduated from Texas A&M University in 1987 with a bachelor's degree in Petroleum Engineering. He is a registered professional engineer in Texas and has more than 30 years of experience in the estimation and evaluation of oil and natural gas reserves. He is also a member of the Society of Petroleum Engineers and The Society of Petroleum Evaluation Engineers.

Brian Weatherl, Vice President of Engineering, is responsible for our reservoir engineering, and is a qualified reserve estimator and is responsible for overseeing CG&A during the preparation of the annual reserve estimates. His professional qualifications meet or exceed the qualifications of reserve estimators set forth in the “Standards Pertaining to Estimation and Auditing of Oil and Natural Gas Reserve Information” promulgated by the Society of Petroleum Engineers. His qualifications include a Bachelor of Science degree in Petroleum Engineering from the University of Tulsa in 1984 and he is a member of the Society of Petroleum Engineers. Mr. Weatherl has been estimating and evaluating reserves for over 35 years.

The primary inputs to the reserve estimation process are technical information, financial data, ownership interest and production data. The relevant field and reservoir technical information, which is updated at least annually, is assessed for validity when CG&A has technical meetings with our personnel. Current revenue and expense information is obtained from accounting records, which are subject to external quarterly reviews, annual audits, and internal controls over financial reporting. All current financial data such as commodity prices, lease operating expenses, production taxes and field level commodity price differentials are updated in the reserve database and then analyzed to ensure that they have been entered accurately and that all updates are complete. Our ownership in mineral interests and well production data are subject to internal controls and are incorporated into the reserve database as well as verified internally by our personnel to ensure accuracy and completeness. Once the reserve database has been updated with current information, and the relevant technical support material has been assembled, CG&A meets with technical personnel to review field performance and future development plans in order to verify the validity of estimates. Following these reviews, the reserve database is furnished to CG&A so that it can prepare its independent reserve estimate and final report. The reserve estimates prepared by CG&A are reviewed and compared to internal estimates by Mr. Weatherl. Material reserve estimation differences are reviewed between CG&A and our technical personnel and additional data is provided to address any variances. If the supporting documentation does not justify additional changes, CG&A reserves are accepted. In the event that additional data supports a reserve estimation adjustment, CG&A will analyze the additional data and may make changes it solely deems necessary. Additional data is usually comprised of updated production information on new wells. Once the review is completed and all material differences are reconciled the reserve report is finalized and our reserve database is updated with the final estimates provided by CG&A.

COVID-19

Despite recoveries in commodity prices, COVID-19 has impacted and may continue to impact the global economy and disrupt global supply chains and has the potential to continue to create significant volatility and disruption of financial and commodity markets. The extent of the continuing impact of the COVID-19 pandemic on our operational and financial performance, including our ability to execute business strategies and initiatives in the expected timeframes, is uncertain and depends on various factors outside of our control, including how the pandemic continues to evolve and how measures taken in response to its effects impact the demand for oil and natural gas, the availability of personnel, equipment, and services critical to our ability to operate our properties and the impact of potential governmental restrictions. There is uncertainty regarding the extent and duration of any disruption.

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

We sell our natural gas and natural gas liquids under purchase contracts using market-based pricing, which is primarily sold at the lease location.

Principal Customers

We sell our oil, natural gas, and NGL production to marketers which is transported by truck or pipeline to storage facilities arranged by the marketers. Our marketing of oil and natural gas can be affected by factors beyond our control, the effects of which cannot be accurately predicted.

For 2022, 68% of revenues from oil, natural gas, and NGL sales were to four customers. For 2021, 63% of revenues from oil, natural gas, and NGL sales were to four customers. While the loss of these purchasers may result in a temporary interruption in sales of, or a lower price for, our production, we believe that the loss of these purchasers would not have a material adverse effect on our operations, as there are alternative purchasers in our producing regions.

Competition

The oil and natural gas industry in the areas in which we operate is highly competitive. We encounter strong competition from numerous parties, ranging generally from small independent producers to major integrated companies. We primarily encounter significant competition in acquiring properties. At higher commodity prices, we also face competition in contracting for oil field services, rigs, pressure pumping and workover equipment and securing trained personnel. Many of these competitors have financial, technical and personnel resources substantially larger than ours. As a result, our competitors may be able to pay more for desirable properties, or to evaluate, bid for and purchase a greater number of properties or prospects than our financial or personnel resources will permit.

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

Seasonality of Business

Weather conditions often affect the demand for, and prices of, natural gas and can also delay oil and natural gas production. Demand for natural gas is traditionally higher in the winter, resulting in higher natural gas prices during the first and fourth quarters. Due to these seasonal fluctuations, results of operations for individual quarterly periods may not be indicative of the results realized on an annual basis.

Markets; Price Volatility

The market price of oil and natural gas is volatile, subject to speculative movement and depends upon numerous factors beyond our control, including expectations regarding inflation, global and regional demand, political and economic conditions and production costs. Future profitability, if any, will depend substantially upon the prevailing prices for oil and natural gas.  If the market price for oil and natural gas remains depressed in the future, it could have a material adverse effect on our ability to raise additional capital necessary to finance operations. Lower oil and natural gas prices may also reduce the amount of oil and natural gas, if any, that can be produced economically from our properties.  We anticipate that the prices of oil and natural gas will fluctuate in the near future.

Regulation

The oil and natural gas industry is subject to extensive federal, state and local laws and regulations governing the production, transportation and sale of hydrocarbons as well as the taxation of income resulting therefrom.

Legislation affecting the oil and natural gas industry is constantly changing.  Numerous federal and state departments and agencies have issued rules and regulations applicable to the oil and natural gas industry.  In general, these rules and regulations regulate, among other things, the extent to which acreage may be acquired or relinquished; spacing of wells; measures required for preventing waste of oil and natural gas resources; and, in some cases, rates of production.  The heavy and increasing regulatory burdens on the oil and natural gas industry increase our cost of doing business and, consequently, affect profitability.

Our oil and natural gas operations are also subject to numerous federal, state and local laws and regulations relating to environmental protection. These laws govern, among other things, the amounts and types of substances and materials that may be released into the environment, the issuance of permits in connection with exploration, drilling and production activities, the reclamation and abandonment of wells and facility sites and the remediation of contaminated sites.  These laws and regulations may impose substantial liabilities if we fail to comply or if any contamination results from our operations.

Employees

At December 31, 2022, we had forty full-time employees, not including contract personnel and outsourced service providers. Our team is broadly experienced in oil and natural gas operations and follows a strategy of outsourcing most accounting, human resources, and other non-core functions.

Office Locations

Our corporate headquarters are at 2200 South Utica Place, Suite 150, Tulsa, Oklahoma, with field offices in North Dakota, Texas, and New Mexico.

ITEM 1A. RISK FACTORS.

Our operations are subject to various risks and uncertainties in the ordinary course of business. The following summarizes significant risks and uncertainties that may adversely affect our operations or financial position. Risks and uncertainties discussed below are not a comprehensive listing of those faced by us. Additional risks not presently known or that are deemed immaterial may also affect us. Readers should carefully consider the risk factors included below and other information included and incorporated by reference into this Annual Report on Form 10-K.

Reserves

The Standardized Measure and PV-10 of estimated reserves may not be accurate estimates of the current fair value of estimated proved oil and natural gas reserves.

Standardized Measure is a reporting convention that provides a common basis for comparing oil and natural gas companies subject to the rules and regulations of the SEC. PV-10, a non-GAAP (Generally Accepted Accounting Principles) financial measure, is a similar reporting convention that we have disclosed in this report. Both measures require the use of operating and development costs prevailing as of the date of computation. Consequently, they will not reflect the prices ordinarily received or that will be received for oil and natural gas production because of varying market conditions, nor may they reflect the actual costs that will be required to produce or develop the oil and natural gas properties. Accordingly, estimates included in this report of future net cash flows may be materially different from the future net cash flows that are ultimately received. In addition, the 10 percent discount factor, which is required by the rules and regulations of the SEC to be used in calculating discounted future net cash flows for reporting purposes, may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the oil and natural gas industry in general.

Therefore, Standardized Measure and PV-10 included in this report should not be construed as accurate estimates of the current market value of our proved reserves.

Estimates of proved reserves and future net cash flows are not precise. The actual quantities of our proved reserves and future net cash flows may prove to be lower than estimated.

Numerous uncertainties exist in estimating quantities of proved reserves and future net cash flows therefrom. Estimates of proved reserves and related future net cash flows are based on various assumptions, which may ultimately prove to be inaccurate. Petroleum engineering is a subjective process of estimating accumulations of oil and natural gas that cannot be measured in an exact manner. Estimates of economically recoverable oil and natural gas reserves and of future net cash flows depend upon a number of variable factors and assumptions, including the following:

•	historical production from the area compared with production from other producing areas;
•	the assumed effects of regulations by governmental agencies;
•	the quality, quantity and interpretation of available relevant data;
•	assumptions concerning future commodity prices; and
•	assumptions concerning future operating costs, severance and ad valorem taxes, development costs and workover and remedial costs.

Because all reserve estimates are to some degree subjective, each of the following items, or other items not identified below, may differ materially from those assumed in estimating reserves:

•	the quantities of oil and natural gas that are ultimately recovered;
•	the production and operating costs incurred;
•	the amount and timing of future development expenditures; and
•	future commodity prices.

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

As required by the SEC, the estimated discounted future net cash flows from proved reserves are based on the average previous twelve months first-of-month prices preceding the date of the estimate and costs as of the date of the estimate, while actual future prices and costs may be materially higher or lower. Actual future net cash flows also will be affected by factors such as:

•	the amount and timing of actual production;

•	levels of future capital spending;

•	increases or decreases in the supply of or demand for oil and natural gas; and

•	changes in governmental regulations or taxation.

Accordingly, estimates included in this report of future net cash flows may be materially different from the future net cash flows that are ultimately received. Therefore, the estimates of discounted future net cash flows in this report should not be construed as accurate estimates of the current market value of our proved reserves.

Unless reserves are replaced, production and estimated reserves will decline, which may adversely affect our financial condition, results of operations and/or cash flows.

Producing oil and natural gas reservoirs are generally characterized by declining production rates that may vary depending upon reservoir characteristics and other factors. Estimates of the decline rate of an oil or natural gas well are inherently imprecise and may be less precise with respect to new or emerging oil and natural gas formations with limited production histories than for more developed formations with established production histories. Estimated future oil and natural gas reserves and production and, therefore, cash flows and results of operations are highly dependent upon our success in efficiently developing and exploiting current properties and economically finding or acquiring additional recoverable reserves. We may not be able to develop, find or acquire additional reserves to replace our current and future production at acceptable costs. If we are unable to replace our current and future production, cash flows and the value of reserves may decrease, adversely affecting our business, financial condition and results of operations.

Financing

We have indebtedness and may incur substantially more debt. Higher levels of indebtedness make us more vulnerable to economic downturns and adverse business developments.

Our total indebtedness at December 31, 2022 was $7.2 million. Our subsidiaries Empire Louisiana and Empire North Dakota had approximately $5.9 million of outstanding aggregate principal indebtedness at December 31, 2022. At December 31, 2022, commitments from the financial institution under our Senior Revolving Credit Facility (as amended, the “Credit Facility”) were approximately $6.1 million, of which approximately $300,000 was unused commitments. Management continues to review existing indebtedness, and may seek to repay, refinance, repurchase, redeem, exchange or otherwise terminate existing indebtedness. If we do seek to refinance existing indebtedness, there can be no guarantee that we would be able to execute the refinancing on favorable terms or at all.

As a result of indebtedness, we use a portion of our cash flow to pay interest, which reduces the amount available to fund operations and other business activities and could limit flexibility in planning for or reacting to changes in the business and the industry in which we operate. Indebtedness under the Credit Facility is at a variable interest rate, and so a rise in interest rates will generate greater interest expense.

We may incur substantially more debt in the future. The Credit Facility contains restrictions on the incurrence of additional indebtedness.

Increases in the level of indebtedness could have adverse effects on our financial condition and results of operations, including:

•	imposing additional cash requirements on us in order to support interest payments, which reduces the amount we have available to fund our operations and other business activities;

•	increasing the risk that we may default on our debt obligations;

•	increasing our vulnerability to adverse changes in general economic and industry conditions, economic downturns and adverse developments in our business;

•	limiting our ability to sell assets, engage in strategic transactions or obtain additional financing for working capital, capital expenditures, general corporate and other purposes;

•	limiting our flexibility in planning for or reacting to changes in our business and the industry in which we operate; and

•	increasing our exposure to a rise in interest rates, which will generate greater interest expense.

Our ability to meet our debt obligations and reduce our level of indebtedness depends on future performance, which is affected by general economic conditions and financial, business and other factors, many of which are outside of the scope of management’s control.

Our business requires substantial capital expenditures. Management may be unable to obtain needed capital or financing on satisfactory terms or at all, which could lead to a decline in oil and natural gas reserves.

The oil and natural gas industry is capital intensive. Management makes and expects to continue to make substantial capital expenditures for the acquisition and development of reserves. We intend to finance future capital expenditures through cash flow from operations or incurring additional indebtedness. However, cash flow from operations and access to capital are subject to a number of variables, including:

•	the volume of oil, natural gas, and NGLs we are able to produce from existing wells;

•	ability to transport oil and natural gas to market;

•	the prices at which commodities are sold;

•	the costs of producing oil and natural gas;

•	global and domestic demand for oil and natural gas;

•	global credit and securities markets;
•	the ability and willingness of lenders and investors to provide capital and the cost of the capital;

•	ability to acquire, locate and produce new reserves;

•	the impact of potential changes in our credit ratings; and

•	proved reserves.

We may not generate expected cash flows and obtain the capital necessary to sustain our operations at current or anticipated levels. A decline in cash flow from operations or our financing needs may require management to revise our capital program or alter or increase capitalization substantially through the issuance of debt or equity securities. The issuance of additional equity securities could have a dilutive effect on the value of our common stock. Additional borrowings under the Credit Facility or the issuance of additional debt securities will require that a greater portion of cash flow from operations be used for the payment of interest and principal on debt, thereby reducing our ability to use cash flow to fund working capital, capital expenditures and acquisitions. Additional financing also may not be available on acceptable terms or at all. In the event additional capital resources are unavailable, management may curtail activities or be forced to sell some assets on an untimely or unfavorable basis.

If we are unable to comply with the covenants in our agreements governing our indebtedness, including the Credit Facility, there could be a default under the terms of such agreements, which could result in an acceleration of payment of funds that we have borrowed.

Our ability to meet our debt obligations and other expenses will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors, many of which management is unable to control. If our cash flow is not sufficient to service our debt, we may be required to refinance debt, sell assets or sell additional equity on terms that we may not find attractive if it may be done at all. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest, if any, on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the agreements governing our indebtedness, including the Credit Facility, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default:

•	the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest;

•	the lenders could elect to terminate their commitments thereunder and cease making further loans; and

•	we could be forced into bankruptcy or liquidation.

If our operating performance declines, we may need to obtain waivers under the Credit Facility to avoid being in default. If we breach our covenants and cannot obtain a waiver from the required lender, we would be in default and the lender could exercise its rights, as described above, and we could be forced into bankruptcy or liquidation.

A negative shift in stakeholder sentiment towards the oil and natural gas industry and increased attention to ESG matters and conservation matters could adversely affect our ability to raise equity and debt capital.

Much of the investor community has developed negative sentiment towards investing in our industry over the past few years. Recent equity returns in the sector versus other industry sectors have led to lower oil and gas representation in certain key equity market indices. Some investors, including certain public and private fund management firms, pension funds, university endowments and family foundations, have stated policies to reduce or eliminate their investments in the oil and natural gas sector based on environmental, social and governance considerations. Certain other stakeholders have pressured private equity firms and commercial and investment banks to stop funding oil and gas projects. Such developments have resulted and could continue to result in downward pressure on the stock prices of oil and natural gas companies, including ours. This may also result in a reduction of available capital funding for potential development projects, further impacting our future financial results.

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

In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Currently, there are no universal standards for such scores or ratings, but the importance of sustainability evaluations is becoming more broadly accepted by investors and stockholders. Such ratings are used by some investors to inform their investment and voting decisions. Unfavorable ESG ratings and recent activism directed at shifting funding away from companies with energy-related assets could lead to increased negative investor sentiment toward us and our industry and to the diversion of investment to other industries, which could have a negative impact on our access to and costs of capital. Also, institutional lenders may decide not to provide funding for fossil fuel energy companies based on climate change related concerns, which could affect our access to capital for potential growth projects.

General Operations

The oil and natural gas industry is highly competitive, and our size may put us at a disadvantage in competing for resources.

The oil and natural gas industry is highly competitive where our properties and operations are concentrated. We compete with major integrated and larger independent oil and natural gas companies in seeking to acquire desirable oil and natural gas properties and leases and for the equipment and services required to develop and operate properties. Many of our competitors have financial and other resources that are substantially greater than ours, which makes acquisitions of acreage or producing properties at economic prices difficult. Significant competition also exists in attracting and retaining technical personnel, including geologists, geophysicists, engineers, landmen and other specialists, as well as financial and administrative personnel. Hence, we may be at a competitive disadvantage to companies with larger financial resources than ours.

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

The price we receive for our oil and natural gas production heavily influences our revenue, profitability, access to capital and future rate of growth. Oil and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the markets for oil and natural gas have been volatile. These markets will likely continue to be volatile in the future. The prices we receive for our production, and the levels of our production, depend on numerous factors beyond our control. These factors include, but are not limited to, the following:

•	changes in global supply and demand for oil and natural gas, which could be negatively affected by concerns about public health crises, pandemics and epidemics, such as the COVID-19 pandemic;

•	the price and quantity of imports of foreign oil and natural gas;

•	political conditions, including trade or other economic sanctions, armed conflict in Ukraine, the price cap on Russian oil and embargoes, in or affecting other oil-producing activity;

•	the level of global oil and natural gas exploration and production activity;

•	the level of global oil and natural gas inventories;

•	weather conditions;

•	technological advances affecting energy consumption; and

•	the price and availability of alternative fuels.

Lower oil and natural gas prices may not only decrease our revenues on a per unit basis but also may reduce the amount of oil and natural gas that we can produce economically. Lower prices also negatively impact the value of our proved reserves. Volatility in the price of oil could force us (as well as other operators) to re-evaluate our current capital expenditure budget and make changes accordingly that we believe are in the best interest of us and our stockholders. A substantial or extended decline in oil or natural gas prices may materially and adversely affect our future business, financial condition, results of operations, liquidity or ability to finance planned capital expenditures.

Our producing properties and proved reserves are concentrated in New Mexico, North Dakota, Montana, Texas, and Louisiana, making us vulnerable to risks associated with operating in limited major geographic areas.

Our producing properties are geographically concentrated in New Mexico, North Dakota, Montana, Texas, and Louisiana. At December 31, 2022, all of our total estimated proved reserves were attributable to properties located in these areas. As a result of this concentration, we are exposed to the impact of regional supply and demand factors, delays or interruptions of production from wells in these areas caused by governmental regulation, processing or transportation capacity constraints, market limitations, severe weather events, water shortages or other drought related conditions or interruption of the processing or transportation of oil or natural gas.

This concentration of assets exposes us to additional risks, such as changes in field-wide rules and regulations that could cause us to permanently or temporarily shut-in all of our wells within a field.

Our insurance policies may not adequately protect us against certain unforeseen risks.

In accordance with customary industry practice, we maintain insurance against some, but not all, of the risks described in this report. There can be no assurance that any insurance will be adequate to cover our losses or liabilities. We cannot predict the continued availability of insurance, or its availability at premium levels that justify its purchase.

We are subject to various environmental risks, and governmental regulation relating to environmental matters.

We are subject to a variety of federal, state and local governmental laws and regulations related to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous materials. These regulations subject us to increased operating costs and potential liability associated with the use and disposal of hazardous materials. Although these laws and regulations have not had a material adverse effect on our financial condition or results of operations, there can be no assurance that we will not be required to make material expenditures in the future.  Moreover, we anticipate that such laws and regulations will become increasingly stringent in the future, which could lead to material costs for environmental compliance and remediation by us. Any failure by us to obtain required permits for, control the use of, or adequately restrict the discharge of hazardous substances under present or future regulations could subject us to substantial liability or could cause our operations to be suspended. Such liability or suspension of operations could have a material adverse effect on our business, financial condition and results of operations.

Our activities are subject to extensive governmental regulation. Oil and natural gas operations are subject to various federal, state and local governmental regulations that may be changed from time to time in response to economic or political conditions. From time to time, regulatory agencies have imposed price controls and limitations on production in order to conserve supplies of oil and natural gas. In addition, the production, handling, storage, transportation and disposal of oil and natural gas, by-products thereof and other substances and materials produced or used in connection with oil and natural gas operations are subject to regulation under federal, state and local laws and regulations primarily relating to protection of human health and the environment. To date, expenditures related to complying with these laws and for remediation of existing environmental contamination have not been significant in relation to our operations. There can be no assurance that the trend of more expansive and stricter environmental legislation and regulations will not continue.

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

In the United States, no comprehensive climate change legislation has been implemented at the federal level. However, following the U.S. Supreme Court finding that GHG emissions constitute a pollutant under the Clean Air Act, the EPA has adopted regulations that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the United States, impose new standards reducing methane emissions from oil and gas operations through limitations on venting and flaring and the implementation of enhanced emission leak detection and repair requirements, and together with the United States Department of Transportation, implement GHG emissions limits on vehicles manufactured for operation in the United States. The federal regulation of methane emissions from oil and natural gas facilities has been subject to uncertainty in recent years and the EPA is currently proposing new and updated rules for both new and existing sources. The EPA's proposed rules, if finalized would make existing regulations more stringent, expand the scope of source types covered by the rules and require states to develop plans to reduce methane and volatile organic compound emissions from existing sources that must be at least as effective as presumptive standards set by EPA. The EPA is currently seeking public comments on its proposal. However, all of these regulatory actions will likely be subject to legal challenges. As a result, we cannot predict the scope of any final methane regulatory requirements or the cost to comply with such requirements. However, given the long-term trend toward increasing regulation, future federal GHG regulations of the oil and natural gas industry remain a significant possibility.

Governmental, scientific, and public concern over the threat of climate change arising from GHG emissions has resulted in increasing political risks in the United States, including climate change related pledges made by certain candidates elected to public office. President Biden has issued several executive orders focused on addressing climate change, including items that may impact costs to produce, or demand for, oil and gas. There are also increasing financial risks for fossil fuel producers as shareholders currently invested in fossil-fuel energy companies may elect in the future to shift some or all of their investments into other sectors. Institutional lenders who provide financing to fossil-fuel energy companies also have become more attentive to sustainable lending practices and some of them may elect not to provide funding for fossil fuel energy companies. For example, at COP26, the Glasgow Financial Alliance for Net Zero (“GFANZ”) announced that over 450 firms in the financial sector across 45 countries committed to net zero goals. The various sub-alliances of GFANZ generally require participants to set short-term, sector-specific targets to transition their financing, investing, and/or underwriting activities to net zero emissions by 2050. There is also a risk that financial institutions will be required to adopt policies that have the effect of reducing the funding provided to the fossil fuel sector. President Biden signed an executive order calling for the development of a “climate finance plan” and, separately, the Federal Reserve has joined the Network for Greening the Financial System (“NGFS”), a consortium of financial regulators focused on addressing climate-related risks in the financial sector. In November 2021, the Federal Reserve issued a statement in support of the efforts of the NGFS to identify key issues and potential solutions for the climate-related challenges most relevant to central banks and supervisory authorities. Limitation of investments in and financings for fossil fuel energy companies could result in the restriction, delay or cancellation of drilling programs or development or production activities.

Additionally, in March 2022, the SEC issued a proposed rule that would mandate extensive disclosure of climate risks, including financial impacts, related governance and strategy and GHG emissions, for all U.S.-listed public companies. Although the final form and substance of this rule and its requirements are not yet known and its ultimate impact on our business is uncertain, compliance with the proposed rule, if finalized, may result in additional legal, accounting and financial compliance costs.

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

Where we are not the majority owner or operator of a particular oil and natural gas project, we may have no control over the timing or amount of capital expenditures associated with the project. If we are not willing or able to fund required capital expenditures relating to a project when required by the majority owner(s) or operator, our interests in the project may be reduced or forfeited. Also, we could be responsible for plugging and abandonment costs, as well as other liabilities in excess of our proportionate interest in the property.

We could be adversely affected by increased costs of service providers utilized by us.

In accordance with customary industry practice, we have relied and will rely on independent third-party service providers to provide most of the services necessary to operate. The industry has experienced significant price fluctuations for these services during the last year and this trend is expected to continue into the future.  These cost uncertainties could, in the future, significantly increase our production costs.

Our ability to use our existing net operating loss carryforwards or other tax attributes could be limited.

At December 31, 2022, we had approximately $18.6 million of federal net operating loss (“NOL”) carryforwards generated in prior years that could offset against future taxable income. Utilization of any NOL depends on many factors, including our ability to generate future taxable income, which cannot be assured. In the event that we were to undergo an “ownership change” (as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”)), our federal NOL carryforwards generated prior to the ownership change would be subject to annual limitations, which could defer or eliminate our ability to utilize these tax losses against future taxable income. Generally, an “ownership change” occurs if one or more stockholders, each of whom owns 5% or more in value of a corporation’s stock, increase their aggregate percentage ownership by more than 50% over the lowest percentage of stock owned by those stockholders at any time during the preceding three-year period.

Legislation

Climate change legislation, regulations restricting emissions of “greenhouse gases” (GHG’s) or legal or other action taken by public or private entities related to climate change could result in increased operating costs and reduced demand for the oil and natural gas that we produce.

The threat of climate change continues to attract considerable attention in the United States and around the world. Numerous proposals have been made and could continue to be made at the international, national, regional and state levels of government to monitor and limit existing emissions of GHGs as well as to restrict or eliminate such future emissions. These efforts have included consideration of cap-and-trade programs, carbon taxes, GHG disclosure obligations and regulations that directly limit GHG emissions from certain sources. Moreover, President Biden highlighted addressing climate change as a priority of his administration, issued several executive orders related to climate change and recommitted the United States to long-term international goals to reduce emissions. In recent years, Congress has considered legislation to reduce emissions of GHGs, including methane, a primary component of natural gas, and carbon dioxide, a byproduct of the burning of natural gas. For example, the Inflation Reduction Act of 2022, which appropriates significant federal funding for renewable energy initiatives and, for the first time, imposes a fee on GHG emissions from certain facilities, was signed into law in August 2022. The emissions fee and funding provisions of the law could increase operating costs within the oil and natural gas industry and accelerate the transition away from fossil fuels, which could in turn adversely affect our business and results of operations.

At the international level, the United Nations ("UN") -sponsored "Paris Agreement" requires member states to submit non-binding, individually-determined reduction goals known as Nationally Determined Contributions every five years after 2020. President Biden has recommitted the United States to the Paris Agreement and, in April 2021, announced a goal of reducing the

United States' emissions by 50 to 52% below 2005 levels by 2030. Additionally, at the UN Climate Change Conference of Parties ("COP26"), held in November 2021, the United States and the European Union jointly announced the launch of a Global Methane Pledge, an initiative committing to a collective goal of reducing global methane emissions by at least 30% from 2020 levels by 2030, including "all feasible reductions" in the energy sector. COP26 concluded with the finalization of the Glasgow Climate Pact, which stated long-term global goals (including those in the Paris Agreement) to limit the increase in the global average temperature and emphasized reductions in GHG emissions. These goals were reaffirmed at the November 2022 Conference of Parties ("COP27"). At COP27, the United States also announced, in conjunction with the European Union and other partner countries, that it would develop standards for monitoring and reporting methane emissions to help create a market for low methane-intensity natural gas. Moreover, various state and local governments have also publicly committed to furthering the goals of the Paris Agreement. The full impact of these actions, and any legislation or regulation promulgated to fulfill the United States' commitments thereunder, is uncertain at this time, and it is unclear what additional initiatives may be adopted or implemented that may have adverse effects upon our operations.

The adoption of legislation or regulatory programs to reduce emissions of GHGs could require us to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or to comply with new regulatory or reporting requirements. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, the oil and natural gas we produce. Consequently, legislation and regulatory programs to reduce emissions of GHGs could have an adverse effect on our business, financial condition and results of operations. Reduced demand for the oil and natural gas that we produce could also have the effect of lowering the value of our reserves. It should also be noted that some scientists have concluded that increasing concentrations of GHGs in the earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events. If any such effects were to occur, they could have an adverse effect on our financial condition and results of operations. In addition, there have also been efforts in recent years to influence the investment community, including investment advisors and certain sovereign wealth, pension and endowment funds promoting divestment of fossil fuel equities and pressuring lenders to limit funding to companies engaged in the extraction of fossil fuel reserves. Such environmental activism and initiatives aimed at limiting climate change and reducing air pollution could interfere with our business activities, operations and ability to access capital. Finally, increasing attention to the risks of climate change has resulted in an increased possibility of lawsuits or investigations brought by public and private entities against oil and natural gas companies in connection with their GHG emissions. Should we be targeted by any such litigation or investigations, we may incur liability, which, to the extent that societal pressures or political or other factors are involved, could be imposed without regard to the causation of or contribution to the asserted damage, or to other mitigating factors. The ultimate impact of GHG emissions-related agreements, legislation and measures on our company’s financial performance is highly uncertain because we are unable to predict with certainty, for a multitude of individual jurisdictions, the outcome of political decision-making processes and the variables and tradeoffs that inevitably occur in connection with such processes.

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

We do not expect to declare or pay any dividends in the foreseeable future.

We have not declared or paid any dividends on our common stock. We currently intend to retain future earnings to fund the development and growth of our business, to repay indebtedness and for general corporate purposes, and therefore, do not anticipate paying any cash dividends on our common stock in the foreseeable future.

The price of our common stock may fluctuate significantly, which could negatively affect us and holders of our common stock.

Our common stock trades on the NYSE American. The trading price of our common stock may fluctuate significantly in response to a number of factors, many of which are beyond our control. Adverse events including changes in production volumes, worldwide demand and prices for crude oil and natural gas, regulatory developments, and changes in any securities analysts’ estimates of our financial performance could negatively impact the market price of our common stock. General market conditions, including the level of, and fluctuations in, the trading prices of stocks generally could also have a similar negative impact. The stock markets regularly experience price and volume volatility that affects many companies’ stock prices without regard to the operating performance of those companies. Volatility of this type may affect the trading price of our common stock.

Provisions of our certificate of incorporation and bylaws and Delaware law may inhibit a takeover, which could limit the price investors might be willing to pay in the future for our common stock.

Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing an acquisition of us or a merger in which we are not the surviving company and may otherwise prevent or slow changes in our board of directors and management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the General Corporation Law of the State of Delaware, which provides certain restrictions on business combinations involving interested parties. These provisions could discourage an acquisition of us or other change in control transactions and thereby negatively affect the price that investors might be willing to pay in the future for our common stock.

Holders of our outstanding Series A Voting Preferred Stock have effective control of our board of directors.

We have six shares of Series A Voting Preferred Stock currently issued and outstanding. The Series A Voting Preferred Stock was issued in connection with the strategic investment in us by Energy Evolution (Master Fund), Ltd. (the “Fund”). For so long as the Series A Voting Preferred Stock is outstanding, our board of directors will consist of six directors. Three of the directors are designated as the Series A Directors and the three other directors (each, a “common director”) are elected by the holders of common stock and/or any preferred stock (other than the Series A Voting Preferred Stock) granted the right to vote on the common directors. Any Series A Director may be removed with or without cause but only by the affirmative vote of the holders of a majority of the Series A Voting Preferred Stock voting separately and as a single class. The holders of the Series A Voting Preferred Stock have the exclusive right, voting separately and as a single class, to vote on the election, removal and/or replacement of the Series A Directors. Holders of common stock or other preferred stock have no right to vote on the Series A Directors. In addition, in the case of any tie vote or deadlock of the board of directors, our current Chairman of the Board, a Series A Director, has the deciding, tiebreaking vote. Accordingly, the holder(s) of our Series A Voting Preferred Stock have effective control of our board of directors for so long as the voting rights of the Series A Voting Preferred Stock remain in effect.

Our bylaws provide that the Court of Chancery of the State of Delaware (or if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware) will be the exclusive forum for certain legal actions between us and our stockholders. These provisions could increase costs to bring a claim, discourage claims or limit the ability of our stockholders to bring a claim in a judicial forum viewed by the stockholders as more favorable for disputes with us or our directors, officers or employees.

Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware) will be the sole and exclusive forum for (a) any derivative action or proceeding brought on our behalf, (b) any action asserting a claim of breach of a fiduciary duty owed by any director, officer, stockholder, employee or agent to us or our stockholders, (c) any action asserting a claim arising pursuant to any provision of the General Corporation Law of the State of Delaware, our certificate of incorporation or our bylaws, or (d) any action asserting a claim governed by the internal affairs doctrine, in each case subject to the court having personal jurisdiction over the defendants. This exclusive forum provision is intended to apply to claims arising under Delaware state law and is not intended to apply to claims arising under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended. The choice of forum provisions may increase costs to bring a claim, discourage claims or limit a stockholder's ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or employees, which may discourage such lawsuits against us or our directors, officers and employees. Alternatively, if a court were to find the choice of forum provision contained in our bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

Information regarding our properties is included in Item 1 above and in our consolidated financial statements, which is incorporated herein by reference.

ITEM 3. LEGAL PROCEEDINGS.

In the ordinary course of business, we may be involved in litigation and claims arising from operations. As of December 31, 2022, and through the filing date of this Annual Report on Form 10-K, management does not believe the ultimate resolution of any such actions or potential actions of which management is currently aware will have a material effect on our consolidated financial position or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is traded on the NYSE American under the symbol "EP".

Stockholders

At March 31, 2023, there were approximately 900 stockholders of record of our common stock.

Dividends

We have never paid cash dividends on our common stock. We intend to retain future earnings for use in our business and, therefore, do not anticipate paying cash dividends on our common stock in the foreseeable future. Future payment of dividends will depend upon, but not be limited to, our financial condition, funds available for operations, the amount of anticipated capital and other expenditures, future business prospects and any restrictions imposed by present or future financing arrangements.

Issuer Repurchase of Equity Securities

No private or open market repurchases of common stock were made by us during the fourth quarter of 2022.

Unregistered Sales of Equity Securities

No such sales that have not been previously reported on a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

ITEM 6.  RESERVED.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read together with the consolidated financial statements and notes to consolidated financial statements, which are included in this Annual Report on Form 10-K in Item 8, Financial Statements and Supplementary Data, and the information set forth in Part I, Item 1A – Risk Factors.

Overview

Our primary business is the exploration and development of oil and gas interests. We have incurred significant losses from operations in years prior to 2022, and there is no assurance that we will maintain profitability or obtain funds necessary to finance our future operations.

We seek to increase shareholder value by growing reserves, production, revenues, and cash flow from operating activities by executing our mission to use highly-skilled personnel to thoughtfully and expertly spend capital to realize reserves on producing properties.

Management places emphasis on operating cash flow in managing our business, as operating cash flow considers the cash expenses incurred during the period and excludes non-cash expenditures not related directly to our operations.

Business Strategy

Our business strategy is to obtain long-term growth in reserves and cash flow on a cost-effective basis. Management regularly evaluates potential acquisitions of properties that would enhance current core areas of operation.

2021 XTO Acquisition

On March 12, 2021, the Company, through its wholly owned subsidiary Empire New Mexico, entered into a purchase and sale agreement with XTO Holdings, LLC (a subsidiary of ExxonMobil) to acquire, among other things, certain oil and natural gas properties in New Mexico. The transaction closed in May 2021. For more information about the transaction, refer to Note 4 of our Consolidated Financial Statements included in this report.

Results of Operations

The following table reflects our summary operating information. Because of normal production declines, increased or decreased drilling activity and the effects of acquisitions, the historical information presented below should not be interpreted as indicative of future results.

	Years Ended December 31,
	2022	2021	$ Variance	Variance %

Oil revenues	$44,978,554	$22,326,289	22,652,265	101%
Natural gas revenues	4,534,370	2,288,481	2,245,889	98%
NGL revenues	3,659,451	2,888,747	770,704	27%
Total product revenues	53,172,375	27,503,517

Lease operating expense	23,584,039	13,283,758	10,300,281	78%
Production and ad valorem taxes	3,943,466	2,102,772	1,840,694	88%
Depreciation, depletion, amortization and accretion	3,307,097	3,716,754	(409,657)	-11%
Impairment	936,620	—	936,620	NM
General and administrative expense (excluding stock-based compensation)	9,614,948	7,366,061	2,248,887	31%
Stock-based compensation	2,716,541	1,095,970	1,620,571	148%
Cash-based interest expense	473,205	436,053	37,152	9%
Non-cash interest expense	36,335	8,164,646	(8,128,311)	-100%

Operating Income (Loss)	8,784,163	(473,370)	9,257,533	-1956%
Net Income (Loss)	7,084,130	(18,614,962)	25,699,092	NM

NM: A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.

Revenues

Revenues increased primarily as a result of higher volumes due to a full year impact of the XTO acquisition as well as higher commodity prices in 2022. Average realized oil price in 2022 was approximately $93 per barrel, while average realized price in 2021 was approximately $67, an increase in price of approximately 39%. Realized natural gas price for 2022 was approximately $5.18 per Mcf, while realized pricing for 2021 was approximately $3.68 per Mcf, an increase in price of approximately 41%. Net oil volumes were approximately 483,000 Bbls for 2022, an increase of 45% over the same period in the prior year. Net natural gas volumes were approximately 876,000 Mcf for 2022 as compared to approximately 622,000 for 2021, an increase of approximately 41%. NGL revenues are primarily from our New Mexico properties acquired from XTO.

Lease Operating Expense and Production Taxes

Lease operating expense was higher in 2022 primarily as a result of a full year of operations in New Mexico after the May 2021 XTO acquisition. Lease operating expenses for New Mexico were approximately $5.1 million more in 2022 than for 2021. Production and ad valorem taxes have increased as a direct result of the XTO acquisition’s properties and increased volumes produced and sold, paired with higher realized prices. In addition to recompletions and sidetrack well drilling activity in North Dakota, we also undertook workover and other lease operating activities in 2022; North Dakota’s lease operating expenses increased by approximately $3.3 million period-over-period as a result of increased field activity.

Depreciation, Depletion, Amortization and Accretion and Impairment

DD&A decreased in 2022 as compared to 2021 despite an increase in production volumes. The decrease in the expense is primarily related to New Mexico depletion rate due to the impact of a higher reserve base in 2022. Accretion expense was slightly higher in 2022 as the overall obligation increases over time.

We assess our oil and gas properties for impairment when circumstances indicate the carrying value may be greater than its estimated future net cash flows. In 2022, estimated future cash flows from our properties in Louisiana were less than the net book value. As a result, we recorded a $936,000 impairment expense.

General and Administrative Expense

Board compensation expense, exclusive of stock-based compensation, was approximately $388,000 in 2022 as compared to $209,000 in 2021. Overall personnel expense increased approximately $500,000 in 2022 over 2021. In 2022, we recognized expenses totaling approximately $1,269,000 in conjunction with resolution of a Texas sales tax audit for prior periods for which the initial assessment was received in April 2022. This total includes consulting fees and an accrual for $528,000 for the final settlement which will be paid in early 2023. Fees paid for professional services including outsourced services and legal increased over 2021 by approximately $500,000 as a direct result of acquisition-related work, SEC filings related to our operations, and our successful uplisting from the OTCQB to the NYSE American. Included in general and administrative expenses for 2021 is $989,000 for expense associated with a non-cash right to buy shares in conjunction with the conversion of unsecured notes payable in 2021 as discussed in Note 9 to the Consolidated Financial Statements included in this report.

Stock-based Compensation

We utilize stock-based compensation to compensate members of management and retain talented personnel. Our stock-based compensation increased in 2022 due to a higher number of awards in 2022. We anticipate stock-based compensation to continue to be utilized in 2023 and beyond to attract and retain talented personnel and compensate Board members and consultants.

Interest Expense

Cash-based interest expense increased slightly as a decrease due to a lower outstanding balance under our Credit Facility was offset by the impact of higher interest rates. We have minimal interest-bearing vehicle and equipment notes payable.

Non-cash interest expense is fully attributable to the related party notes payable as described in Note 9 to the Consolidated Financial Statements included in this report. In 2021, a non-cash charge was recorded to interest expense of approximately $7.0 million related to interest and amortization of debt issuance costs for convertible notes issued in 2021 that were fully converted prior to December 31, 2021.

Income taxes

For 2022, we had income before income taxes which would result in a tax provision that was offset by a change in the valuation allowance due to the anticipated use of the NOL carryforward. For periods prior to 2022, our effective tax rate is 0%. Due to having current taxable income which cannot be fully offset by NOLs, the tax rate is 3% in 2022. We have generated net operating losses since inception, which would normally reflect a tax benefit in the consolidated statement of operations and a deferred asset on the consolidated balance sheet. However, because of the current uncertainty as to our ability to achieve sustained profitability and the potential limitation of NOL carryforwards, a valuation reserve has been established that offsets the amount of any tax benefit available for each period presented in the consolidated statements of operations.

Liquidity

As of December 31, 2022, we had approximately $12 million cash on hand and approximately $300,000 available on the Credit Facility.  For additional information regarding the Credit Facility, see Note 8 to the Consolidated Financial Statements included in this report. We expect to incur costs related to limited drilling activities in core areas as well as future oil and natural gas acquisitions.  It is expected that management will use a combination of cash on hand and cash flows from operations as well as seeking additional debt or equity funding for these acquisitions and to fund ongoing operations.

Working Capital

Working capital (presented below) was $5.1 million as of December 31, 2022 compared to $1.1 million as of December 31, 2021, representing a change of approximately $4.0 million. This change is primarily a result of the acquisition of producing properties in New Mexico, which served to increase volumes sold for the year ended December 31, 2022, as well as the stronger pricing environment in 2022.

	As of December 31,
	2022	2021
Current Assets	$22,734,973	$13,118,020
Current Liabilities	$17,620,660	$12,054,487
Working Capital	$5,114,313	$1,063,533

Cash Flows

	Year Ended December 31,
Cash flows provided by (used in):	2022	2021	Variance
Operating activities	$18,055,783	$3,170,282	$14,885,501
Investing activities	(11,413,487)	(24,716,878)	13,303,391
Financing activities	1,690,275	25,000,772	(23,310,497)

Cash Flows from Operating Activities

Ongoing operations from core assets contributed to cash flows provided by operating activities for the year ended December 31, 2022. In 2021, we incurred approximately $18.0 million in non-cash expenses related to the convertible notes payable (See Related Party Transactions for more information) that contributed to a net loss for financial reporting purposes.

Cash Flows from Investing Activities

Cash flows from investing activities in 2022 reflect $2.7 million related to acquisitions of oil and natural gas properties as compared to $19.5 million in 2021 which primarily related to the XTO acquisition that occurred in May 2021. In 2022, we began recompletions and other capitalizable efforts in multiple states as we sought to bring production online from existing wells and bring on new production from sidetrack drilling in North Dakota which led to an increase in additions to oil and natural gas properties in 2022. We also participated in the drilling of four non-operated wells through Empire Rockies Region in 2022 spending approximately $600,000. In 2021, we had a cash outflow of approximately $2.5 million related to four other non-operated drilled wells. As part of the XTO acquisition, we entered into an agreement to create a sinking fund for future plugging liabilities, paying approximately $4.8 million into that fund in 2021. In 2022, we were able to negotiate for the release of the sinking fund requirement. Approximately $2 million of the sinking fund balance was returned to us in 2022.

Cash Flows from Financing Activities

In 2022, we received approximately $3.4 million in cash from warrant exercises. We also made approximately $1.2 million of principal payments in 2022 on our Credit Facility. In 2021, the XTO acquisition and operations executing our mission were funded by proceeds from debt issued of approximately $20.5 million as well as proceeds from stock and warrant issuances of approximately $11.3 million. We have quarterly payment obligations related to our bank debt of $300,000 per quarter (increased to $500,000 per quarter in 2023) in addition to minimal monthly payments for notes payable arising from the purchase of vehicles and equipment.

Capital Resources

Capital Expenditures

For 2022, additions to oil and natural gas properties totaled $14.6 million including $2.7 million related to acquisitions. The $11.9 million not related to acquisitions primarily reflects well enhancement projects in North Dakota and non-operated drilling. We anticipate capital expenditures in 2023 that will be funded with cash on hand, cash flows from operations, debt, and/or equity issuances.

Related Party Transactions

The 2021 issuance of a secured convertible note and an unsecured convertible note to Energy Evolution, a related party, as well as the conversion of these notes in 2021 are described further in Note 9 to the Consolidated Financial Statements included in this report. These transactions were related party transactions for accounting purposes.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosures of contingent assets and liabilities. Because estimates and assumptions require significant judgment, future actual results could differ from those estimates and could have a significant impact on our results of operations, financial position and cash flows. We re-evaluate our estimates and assumptions at least on a quarterly basis. In our management’s opinion, the more significant reporting areas impacted by management’s judgments and estimates are as follows:

Successful Efforts Method of Accounting for Oil and Natural Gas Activities

We use the successful efforts method of accounting for oil and natural gas operations. Under this method, costs to acquire oil and natural gas properties, drill successful exploratory wells, drill and equip development wells, and install production facilities are capitalized. Estimated proved oil and natural gas reserves, management’s outlook on commodity prices and projected future cash flows of oil and natural gas reserves are a significant part of our financial calculations. Following are examples of how these estimates affect financial results:

•	an increase (decrease) in estimated proved oil, natural gas and NGL reserves can reduce (increase) our unit-of-production depletion and amortization rates; and
•	changes in the oil, natural gas and NGL reserves and the projected future cash flows from our properties can impact our periodic impairment analyses.

Proved oil and natural gas reserves are the estimated quantities of oil, natural gas and NGLs which geological and engineering data demonstrate with reasonable certainty to be recoverable in future periods from known reservoirs under existing economic and operating conditions. Reserve quantities and future cash flows included in this report are prepared in accordance with guidelines established by the SEC and the Financial Accounting Standards Board (“FASB”). The accuracy of reserve estimates is a function of:

•	The quality and quantity of available data;
•	The interpretation of that data;
•	The accuracy of various mandated economic assumptions; and
•	The judgments of the persons preparing the estimates.

Proved reserves information included in this report is based on estimates prepared by independent petroleum engineers, Cawley Gillespie &Associates. The independent petroleum engineers evaluated 100% of our estimated proved producing reserve quantities and their related future net cash flows as of December 31, 2022. Estimates prepared by others may be higher or lower than these estimates. Because these estimates depend on many assumptions, all of which may differ substantially from actual results, reserve estimates may be different from the quantities of oil and natural gas that are ultimately recovered. Management may make revisions to reserve estimates throughout the year as additional information becomes available. Such changes could trigger an impairment of our oil and natural gas properties and have an impact on our depletion expense prospectively. For example, a change of 10 percent in our total proved reserves could change our annual depletion and amortization expense by $200,000. The actual impact would depend on the specific areas impacted.

Impairment of Oil and Gas Properties

We assess our proved properties for impairment using estimates of future undiscounted cash flows. This assessment requires significant judgment and assumptions including commodity price outlooks, estimates of reserve quantities, expected lease operating costs and capital costs. An impairment expense could result if oil and gas prices decline in the future as it may not be economic to develop some of these unproved properties. We performed an assessment as of December 31, 2022 and identified one area that was impaired and recorded an impairment in 2022 of $936,000.

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

Stock-Based Compensation

We recognize stock-based compensation expense associated with restricted stock units, which consists of time-based awards and options. We account for forfeitures of equity-based incentive awards as they occur. Stock-based compensation expense related to time-based restricted stock units is based on the price of our common stock on the grant date. Stock-based compensation related to options is the fair value of the option recognized over the vesting period. The fair value of an option is determined using the Black-Scholes option valuation with the following assumption inputs:  dividend yield, expected annual volatility risk free interest rate and an expected life.

Income Taxes and Uncertain Tax Positions

Our tax provision is based upon the tax laws and rates in effect in the applicable jurisdiction in which operations are conducted and income is earned. As part of the process of preparing the consolidated financial statements, management is required to estimate the income tax provision. This process involves estimating the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation, amortization and certain accrued liabilities for tax and accounting purposes.

Deferred tax expense or benefit represents the change in the balance of deferred tax assets or liabilities. Valuation allowances are established to reduce deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2022 and 2021, a valuation allowance for deferred tax assets was recorded.

Management applies the accounting standards related to uncertainty in income taxes. This accounting guidance clarifies the accounting for uncertainties in income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the consolidated financial statements. It requires that we recognize in the consolidated financial statements the financial effects of a tax position, if that position is more likely than not of being sustained upon examination, including resolution of any appeals or litigation processes, based upon the technical merits of the position. It also provides guidance on measurement, classification, interest, penalties and disclosure. We have no uncertain tax positions at either December 31, 2022 or December 31, 2021.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide this information.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements of the Company are set forth at the end of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation under the supervision and participation of the Company’s Principal Executive Officer and Principal Financial Officer, along with our management, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the disclosure controls and procedures as of the end of the period covered by this report are not effective due to a material weakness identified below.

Management's Report on Internal Control Over Financial Reporting

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

Under the supervision and with the participation of the Company’s management, including its Principal Executive Officer and Principal Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control - Integrated Framework. Based on our evaluation under that framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2022, due to a material weakness.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a possibility that a material misstatement in our financial statements will not be prevented or detected on a timely basis. In the prior year, a material weakness in internal control application was discovered related to the internal controls over financial reporting, including disclosures around complex and non-routine transactions. Management believes the Company’s lack of sufficient accounting personnel with appropriate accounting expertise to appropriately apply GAAP for complex and non-routine transactions and prepare associated financial statement disclosures amounts to a material weakness in its internal control over financial reporting.

As a result, at December 31, 2022 and on the date of this Report, its internal control over financial reporting is not effective.

Management’s Plan to Remediate the Material Weakness

Management has evaluated the material weakness described above and is in the process of updating its design and implementation of internal control over financial reporting to remediate the aforementioned material weakness and enhance the Company’s internal control environment which to date has included the hiring of a Chief Accounting Officer in October 2021. In the first quarter of 2022, the Chief Accounting Officer engaged an outside company to undertake an internal controls review. This review concluded in the third quarter of 2022. Controls that would strengthen the Company’s internal control structure that were identified during the course of the review continue to be designed and will be implemented on an ongoing basis. In December 2022, we had a change in the Chief Accounting

Officer although the former Chief Accounting Officer has continued to assist the Company on a part-time basis. In addition to continuing to enhance and refine control design, management plans to add the appropriate resources and focus efforts during 2023 to test the operational effectiveness of the controls that will be established. We are committed to continuing to improve our internal control processes and will continue to diligently and vigorously review our financial reporting controls and procedures.

Changes in Internal Controls over Financial Reporting

While we continue to implement design enhancements to our internal control procedures, we believe that, other than the changes described above regarding the ongoing remediation efforts, there were no changes to our internal control over financial reporting which were identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) under the Exchange Act during the fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The information called for by this Item 10 is incorporated herein by reference to our definitive Proxy Statement for 2023 annual meeting of stockholders (“2023 Proxy Statement”) to be filed with the SEC no later than 120 days following the fiscal year ended December 31, 2022.

ITEM 11.	EXECUTIVE COMPENSATION.

The information called for by this Item 11 is incorporated herein by reference to our 2023 Proxy Statement to be filed with the SEC no later than 120 days following the fiscal year ended December 31, 2022.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information called for by this Item 12 is incorporated herein by reference to our 2023 Proxy Statement to be filed with the SEC no later than 120 days following the fiscal year ended December 31, 2022.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information called for by this Item 13 is incorporated herein by reference to our 2023 Proxy Statement to be filed with the SEC no later than 120 days following the fiscal year ended December 31, 2022.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information called for by this Item 14 is incorporated herein by reference to our 2023 Proxy Statement to be filed with the SEC no later than 120 days following the fiscal year ended December 31, 2022.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	(1) Financial Statements

The financial statements under this item are included in Item 8 of Part II of this Annual Report on Form 10-K.

(2) Schedules

NONE

(3) Exhibits

Exhibit No.	Description

2.1	Purchase and Sale Agreement dated as of April 6, 2020, by and between Pardus Oil & Gas, LLC and Pardus Oil & Gas Operating GP, LLC and Empire Texas LLC (incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K dated April 6, 2020, which was filed on April 10, 2020).
2.2	Purchase and Sale Agreement dated as of March 12, 2021, by and between Empire New Mexico LLC and XTO Holdings, LLC (incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K dated May 14, 2021, which was filed on May 17, 2021).
3.1	Amended and Restated Certificate of Incorporation of Empire Petroleum Corporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K dated March 4, 2022, which was filed on March 9, 2022).
3.2	Certificate of Designation of Series A Voting Preferred Stock of Empire Petroleum Corporation (incorporated herein by reference to Exhibit 3.2 to the Company’s Form 8-K dated March 4, 2022, which was filed on March 9, 2022).
3.3	Amended and Restated Bylaws of Empire Petroleum Corporation (incorporated herein by reference to Exhibit 3.3 to the Company’s Form 8-K dated March 4, 2022, which was filed on March 9, 2022).
4.1	Description of the Common Stock of Empire Petroleum Corporation (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 10-K for the fiscal year ended December 31, 2021, which was filed on March 31, 2022).
4.2	Senior Secured Convertible Note due December 31, 2021 (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K dated May 14, 2021, which was filed on May 20, 2021).
4.3	Common Share Warrant Certificate No. Energy Evolution-1 dated May 14, 2021 (incorporated herein by reference to Exhibit 4.2 to the Company’s Form 8-K dated May 14, 2021, which was filed on May 20, 2021).
4.4	Form of Unsecured Convertible Note due May 9, 2022 (incorporated herein by reference to Exhibit 4.3 to the Company’s Form 8-K dated May 14, 2021, which was filed on May 20, 2021).
10.1*	Empire Petroleum Corporation 2019 Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K dated April 3, 2019, which was filed on April 9, 2019).
10.2*	Form of Non-Qualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.2 to the Company's Form 8-K dated April 3, 2019, which was filed on April 9, 2019).
10.3	Senior Revolver Loan Agreement dated as of September 20, 2018 by and between Empire Louisiana, LLC and CrossFirst Bank (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K dated September 20, 2018 filed on September 25, 2018).
10.4	First Amendment to Senior Revolver Loan Agreement, dated as of March 27, 2019, by and between Empire Louisiana LLC, Empire North Dakota LLC and CrossFirst Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated March 27, 2019, which was filed on April 2, 2019).

10.5	Securities Purchase Agreement dated as of August 6, 2020, by and between Empire Petroleum Corporation and Petroleum Independent & Exploration LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated August 6, 2020, which was filed on August 11, 2020).
10.6	Common Share Warrant Certificate No. PIE-1 dated August 6, 2020 (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K dated August 6, 2020, which was filed on August 11, 2020).
10.7	Common Share Warrant Certificate No. PIE-2 dated August 6, 2020 (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K dated August 6, 2020, which was filed on August 11, 2020).
10.8	Common Share Warrant Certificate No. PIE-3 dated August 6, 2020 (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K dated August 6, 2020, which was filed on August 11, 2020).
10.9	Common Share Warrant Certificate No. PIE-4 dated August 6, 2020 (incorporated herein by reference to Exhibit 10.5 to the Company’s Form 8-K dated August 6, 2020, which was filed on August 11, 2020).
10.10	Loan Agreement dated as of August 6, 2020, by and between Empire Texas LLC and Petroleum Independent & Exploration LLC (incorporated herein by reference to Exhibit 10.6 to the Company’s Form 8-K dated August 6, 2020, which was filed on August 11, 2020).
10.11	Second Amendment to Senior Revolver Loan Agreement, dated as of June 30, 2020, by and between Empire Louisiana LLC, Empire North Dakota LLC and CrossFirst Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated September 30, 2020, which was filed on October 6, 2020).
10.12	Third Amendment to Senior Revolver Loan Agreement, dated as of December 31, 2020, by and between Empire Louisiana LLC, Empire North Dakota LLC and CrossFirst Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated March 10, 2021, which was filed on March 15, 2021).
10.13	Letter Agreement dated as of March 11, 2021 by and between Empire Petroleum Corporation and Petroleum Independent & Exploration LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K dated March 10, 2021, which was filed on March 15, 2021).
10.14

Form of Securities Purchase Agreement entered into by and between Empire Petroleum Corporation and investors (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated March 30, 2021, which was filed on April 1, 2021).

10.15	Form of Common Share Warrant Certificate issued by Empire Petroleum Corporation (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K dated March 30, 2021, which was filed on April 1, 2021).
10.16	Fourth Amendment to Senior Revolver Loan Agreement, dated as of July 7, 2021, by and between Empire Louisiana LLC, Empire North Dakota LLC, and CrossFirst Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated July 30, 2021, which was filed on August 4, 2021).
10.17*	Employment Agreement dated as of August 18, 2021, by and between Empire Petroleum Corporation and Thomas W. Pritchard (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated August 18, 2021, which was filed on August 24, 2021).
10.18*	Employment Agreement dated as of August 18, 2021, by and between Empire Petroleum Corporation and Michael R. Morrisett (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K dated August 18, 2021, which was filed on August 24, 2021).
10.19	Loan Modification Agreement dated as of September 29, 2021, by and among Empire New Mexico LLC d/b/a Green Tree New Mexico, Empire Petroleum Corporation and Energy Evolution Master Fund, Ltd. (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated September 29, 2021, which was filed on October 5, 2021).
10.20	Pledge and Security Agreement dated as of September 29, 2021, made by Empire Petroleum Corporation in favor of Energy Evolution Master Fund, Ltd. (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K dated September 29, 2021, which was filed on October 5, 2021).
10.21	Common Share Warrant Certificate dated as of September 30, 2021 issued by Empire Petroleum Corporation in favor of Energy Evolution Master Fund, Ltd. (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K dated September 29, 2021, which was filed on October 5, 2021).
10.22*	Empire Petroleum Corporation 2021 Stock and Incentive Compensation Plan (incorporated herein by reference to the Company’s Information Statement on Schedule 14C filed August 31, 2021).

10.23	Conversion Notice and Note Amendment dated as December 30, 2021 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated December 30, 2021, which was filed on January 6, 2022).
10.24*	Form of Non-Qualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.24 to the Company’s Form 10-K for the fiscal year ended December 31, 2021, which was filed on March 31, 2022).
10.25*	Form of Restricted Stock Units Award Agreement (Non-Employee Directors) (incorporated herein by reference to Exhibit 10.25 to the Company’s Form 10-K for the fiscal year ended December 31, 2021, which was filed on March 31, 2022).
10.26*	Form of Restricted Stock Units Award Agreement (Executive Officers) (incorporated herein by reference to Exhibit 10.26 to the Company’s Form 10-K for the fiscal year ended December 31, 2021, which was filed on March 31, 2022).
10.27*	Empire Petroleum Corporation 2022 Stock and Incentive Compensation Plan (incorporated herein by reference to Annex A to the Company’s Proxy Statement on Schedule 14A filed on July 27, 2022).
10.28*	Employment Agreement dated as of September 13, 2022, by and between Empire Petroleum Corporation and Eugene J. Sweeney (incorporated herein by reference to Exhibit 10 to the Company’s Form 8-K dated September 13, 2022, which was filed on September 19, 2022).
21	Subsidiaries of Empire Petroleum Corporation (submitted herewith).
23.1	Consent of Grant Thornton LLP (submitted herewith).
23.2	Consent of Moss Adams LLP (submitted herewith).
23.3	Consent of Cawley, Gillespie & Associates, Inc. (submitted herewith).
31.1	Rule 13a – 14(a)/15d – 14(a) Certification of Michael R. Morrisett, Chief Executive Officer (submitted herewith).
31.2	Rule 13a – 14(a)/15d – 14(a) Certification of Michael R. Morrisett, Principal Financial Officer (submitted herewith).
32.1	Section 1350 Certification of Michael R. Morrisett, Chief Executive Officer (submitted herewith).
32.2	Section 1350 Certification of Michael R. Morrisett, Principal Financial Officer (submitted herewith).
99.1	Cawley, Gillespie & Associates, Inc. Summary Report (submitted herewith).
101	Financial Statements for Inline XBRL format (submitted herewith).
104	Cover Page Interactive Data File (embedded within Inline XBRL document).

*Indicates a management contract or compensatory plan or arrangement identified under the requirements of Item 15 of Form 10-K.

ITEM 16.	FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Empire Petroleum Corporation

Date: March 31, 2023	By:	/s/ Michael R. Morrisett
Name: Michael R. Morrisett
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael R. Morrisett	Director, President and Chief Executive Officer	March 31, 2023
MICHAEL R. MORRISETT	(Principal Executive Officer and Principal Financial Officer)

/s/ Stephen L Faulkner	Chief Accounting Officer	March 31, 2023
STEPHEN L. FAULKNER	(Principal Accounting Officer)

/s/ Phil E. Mulacek	Director and Chairman of the Board	March 31, 2023
PHIL E. MULACEK

/s/ Andrew Lewis	Director	March 31, 2023
ANDREW LEWIS

/s/ Mason H. Matschke	Director	March 31, 2023
MASON H. MATSCHKE

/s/ Benjamin J. Marchive II	Director	March 31, 2023
BENJAMIN J. MARCHIVE II

EMPIRE PETROLEUM CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Empire Petroleum Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheet of Empire Petroleum Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Critical audit matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined there are no critical audit matters.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2022.

Tulsa, Oklahoma

March 31, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Empire Petroleum Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Empire Petroleum Corporation and subsidiaries (the “Company”) as of December 31, 2021, the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Moss Adams LLP

Dallas, Texas

March 31, 2022

We served as the Company’s auditor from 2021 to 2022.

EMPIRE PETROLEUM CORPORATION

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2022	2021

ASSETS
Current Assets:
Cash	$11,944,442	$3,611,871
Accounts Receivable	7,780,239	7,733,905
Derivative Instruments	121,584	55,242
Inventory - Oil in Tanks	1,840,274	1,037,880
Prepaids	1,048,434	679,122
Total Current Assets	22,734,973	13,118,020

Property and Equipment:
Oil and Natural Gas Properties, Successful Efforts	63,986,339	46,914,326
Less: Accumulated Depreciation, Depletion and Impairment	(20,116,696)	(17,525,918)
Total Oil and Gas Properties, Net	43,869,643	29,388,408
Other Property and Equipment, Net	1,441,529	1,288,611
Total Property and Equipment, Net	45,311,172	30,677,019

Derivative Instruments - Long Term	—	194,018
Sinking Fund	2,779,000	4,810,000
Utility and Other Deposits	719,930	1,290,594

Total Assets	$71,545,075	$50,089,651

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$5,843,366	$4,329,535
Accrued Expenses	9,461,010	5,844,184
Current Portion of Lease Liability	256,975	180,105
Current Portion of Long-Term Debt	2,059,309	1,700,663
Total Current Liabilities	17,620,660	12,054,487

Long-Term Debt	4,063,115	6,117,091
Long-Term Note Payable - Related Party (Note 5 and 9)	1,076,987	797,010
Long Term Lease Liability	547,692	646,311
Asset Retirement Obligations	25,000,740	20,640,599
Total Liabilities	48,309,194	40,255,498

Commitments and Contingencies (Note 16)

Stockholders' Equity:
Series A Preferred Stock - $.001 Par Value, 10,000,000 Shares Authorized, 6 and 0 Shares Issued and Outstanding, Respectively	—	—
Common Stock - $.001 Par Value 190,000,000 Shares Authorized, 22,093,503 and 19,840,648 Shares Issued and Outstanding, Respectively	81,615	79,362
Additional Paid-in Capital	75,303,479	68,988,134
Accumulated Deficit	(52,149,213)	(59,233,343)
Total Stockholders' Equity	23,235,881	9,834,153

Total Liabilities and Stockholders' Equity	$71,545,075	$50,089,651

See accompanying notes to consolidated financial statements.

EMPIRE PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2022	2021
Revenue:
Oil Sales	$44,978,554	$22,326,289
Gas Sales	4,534,370	2,288,481
NGL Sales	3,659,451	2,888,747
Total Product Revenues	53,172,375	27,503,517
Other	102,429	174,609
Gain (Loss) on Derivatives	(387,930)	(586,181)
Total Revenue	52,886,874	27,091,945

Costs and Expenses:
Lease Operating Expense	23,584,039	13,283,758
Production and Ad Valorem Taxes	3,943,466	2,102,772
Depletion, Depreciation & Amortization	1,949,191	2,502,275
Accretion of Asset Retirement Obligation	1,357,906	1,214,479
Impairment	936,620	—
General and Administrative	12,331,489	8,462,031

Total Cost and Expenses	44,102,711	27,565,315

Operating Income (Loss)	8,784,163	(473,370)

Other Income and (Expense):
Other Income (Expense)	(981,595)	409,225
Interest Expense	(509,540)	(8,600,699)
Convertible Debt Modification Inducement Expense	—	(2,276,813)
Loss on Convertible Debt Redemption Option	—	(3,169,201)
Loss on Embedded Conversion Option	—	(4,504,104)

Income (Loss) before Taxes	7,293,028	(18,614,962)

Income Tax Provision	(208,898)	—

Net Income (Loss)	$7,084,130	$(18,614,962)

Net Income (Loss) per Common Share:
Basic	$0.34	$(1.27)
Diluted	$0.30	$(1.27)
Weighted Average Number of Common Shares Outstanding:
Basic	21,003,563	14,630,168
Diluted	23,387,646	14,630,168

See accompanying notes to consolidated financial statements.

EMPIRE PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Years ended December 31, 2022 and 2021

	Common Stock		Preferred Stock		Additional
	Shares	Par Value	Shares	Par Value	Paid in Capital	Accumulated Deficit	Total

Balances, December 31, 2020	6,223,069	$24,892	—	$—	$22,152,451	$(40,618,381)	$(18,441,038)

Net Loss	—	—	—	—	—	(18,614,962)	(18,614,962)

Stock Compensation Expense	34,192	137	—	—	1,502,083	—	1,502,220

Stock Options Exercised	209,679	839	—	—	93,936	—	94,775

Warrants Exercised	7,682,761	30,731	—	—	8,020,749	—	8,051,480

Issuance of Common Stock and Warrants	2,248,865	8,995	—	—	3,139,655	—	3,148,650

Shares and Warrants Issued for Secured Convertible Note	1,675,000	6,700	—	—	16,005,940	—	16,012,640

Warrants Issued with Unsecured Convertible Notes	—	—	—	—	544,824	—	544,824

Right to Buy Issued with Secured Convertible Notes	—	—	—	—	989,115	—	989,115

Unsecured Convertible Note Conversion	583,600	2,334	—	—	2,915,666	—	2,918,000

Shares Issued for Secured Convertible Note Conversion, Including Payment of Accrued Interest	1,183,482	4,734	—	—	13,623,715	—	13,628,449

Balances, December 31, 2021	19,840,648	$79,362	—	$—	$68,988,134	$(59,233,343)	$9,834,153

Net Income	—	—	—	—	—	7,084,130	7,084,130

Issuance of Preferred Stock	—	—	6	—	6	—	6

Stock Compensation Expense	—	—	—	—	2,716,752	—	2,716,752

Options and Warrants Exercised	2,252,855	2,253	—	—	3,598,587	—	3,600,840

Balances, December 31, 2022	22,093,503	$81,615	6	$—	$75,303,479	$(52,149,213)	$23,235,881

See accompanying notes to consolidated financial statements.

EMPIRE PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021
Cash Flows From Operating Activities:
Net Income (Loss)	$7,084,130	$(18,614,962)

Adjustments to Reconcile Net Income (Loss) to Net Cash Provided By Operating Activities:
Stock Compensation and Issuances	2,716,752	1,502,220
Amortization of Right of Use Assets	263,847	137,046
Depreciation, Depletion and Amortization	1,949,191	2,502,275
Accretion of Asset Retirement Obligation	1,357,906	1,214,479
Impairment	936,620	—
Loss on Settlement of Asset Retirement Obligation	181,386	—
Loss on XTO Final Settlement (See Note 4)	1,448,363	—
PIE-Related Expense (See Note 5)	1,399,030	—
Amortization of Loan Issue Costs	—	14,587
Right to Buy Issuance Costs	—	989,115
Loss on Embedded Conversion Option	—	4,504,104
Amortization of Discount on Convertible Notes	—	7,727,213
Loss on Extinguishment of Debt	—	3,169,201
Convertible Debt Modification Inducement Expense	—	2,276,813
Stock Issued for Interest Expense Payment	—	296,127
Forgiveness of Payroll Protection Plan Loan	—	(267,550)
Change in Operating Assets and Liabilities:
Accounts Receivable	(1,812,230)	(6,482,271)
Derivative Instruments	127,676	(255,009)
Inventory, Oil in Tanks	(802,394)	(506,571)
Prepaids, Current	(369,312)	95,371
Other Long Term Assets and Liabilities	(568,690)	(488,544)
Accounts Payable	526,682	2,210,285
Accrued Expenses	3,616,826	3,146,353
Net Cash Provided By Operating Activities	18,055,783	3,170,282

Cash Flows from Investing Activities:
Acquisition of Oil and Natural Gas Properties	(2,702,613)	(19,545,505)
Additions to Oil and Natural Gas Properties	(10,161,711)	—
Purchase of Other Fixed Assets	(311,229)	(220,769)
Cash Paid for Right of Use Assets	(268,934)	(140,604)
Sinking Fund Deposit	2,031,000	(4,810,000)
Net Cash Used In Investing Activities	(11,413,487)	(24,716,878)

Cash Flows from Financing Activities:
Proceeds from Debt Issued	—	19,493,000
Principal Payments of Debt	(1,699,840)	(5,893,984)
Proceeds from Stock and Warrant Issuances	—	11,294,906
Proceeds from Option and Warrant Exercise	3,390,115	—
Paycheck Protection Program Loan Proceeds	—	106,850
Net Cash Provided By Financing Activities	1,690,275	25,000,772

Net Change in Cash	8,332,571	3,454,176

Cash - Beginning of Period	3,611,871	157,695

Cash - End of Period	$11,944,442	$3,611,871

Supplemental Cash Flow Information:
Cash Paid for Interest	$473,205	$436,053

Non-Cash Investing and Financing Activities:
Non-Cash Additions and Revisions to Asset Retirement Obligations	$3,163,193	$4,021,953
Right-of-use assets purchased with lease liability	$186,126	$—
Note Payable Activity - PIE Agreement (see Note 5)	$602,020	$—
Purchases of Oil and Natural Gas Properties in Accounts Payable	$1,197,880	$—
Property Additions in Notes Payable	$—	$181,507
Common Stock Issued in Exchange for Outstanding Notes Payable	$—	$32,611,376
Equipment Purchased Utilizing Note Payable	$—	$1,255,503

See accompanying notes to consolidated financial statements.

EMPIRE PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and Basis of Presentation

Empire Petroleum Corporation (the “Company”, collectively with its subsidiaries) is an independent energy company operator engaged in optimizing developed production by employing field management methods to maximize reserve recovery while minimizing costs. Empire operates the following wholly-owned subsidiaries in its areas of operations:

●	Empire New Mexico, LLC (“Empire New Mexico”)
●	Empire Rockies Region

o	Empire North Dakota LLC (“Empire North Dakota”)
o	Empire North Dakota Acquisition LLC (“Empire NDA”)

●	Empire Texas (“Empire Texas”), consisting of the following entities:

o	Empire Texas LLC

o	Empire Texas Operating LLC
o	Empire Texas GP LLC

o	Pardus Oil & Gas Operating, LP (owned 1% by Empire Texas GP LLC and 99% by Empire Texas LLC)

●	Empire Louisiana LLC (“Empire Louisiana”)

Empire was incorporated in the State of Delaware in 1985. The consolidated financial statements of Empire Petroleum Corporation and subsidiaries include the accounts of the Company and its wholly-owned subsidiaries.

On August 27, 2021, the Company’s Board of Directors, in conjunction with the majority of the common stockholders, approved a one for four reverse stock split such that every holder of the Company’s common stock shall receive one share of Common Stock for every four shares owned. In addition, the Board authorized the Company to issue ten million shares of $0.001 par value Preferred Stock. The reverse stock split was made effective on March 7, 2022, simultaneous with the Company’s listing to the NYSE American. All shares amounts have retrospectively been stated at post-reverse split amounts and pricing.

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts and balances of the Company and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Estimated quantities of crude oil, natural gas and natural gas liquids (“NGL”) reserves are the most significant of the Company’s estimates. All reserve data used in the preparation of the Consolidated Financial Statements, as well as included in Supplemental Information of Oil and Natural Gas Producing Activities (Unaudited),  are based on estimates. Reservoir engineering is a subjective process of estimating underground accumulations of crude oil, natural gas and NGL. There are numerous uncertainties inherent in estimating quantities of proved crude oil, natural gas and NGL reserves. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, reserve estimates may be different from the quantities of crude oil, natural gas and NGLs that are ultimately recovered.

Other items subject to estimates and assumptions include, but are not limited to, the carrying amounts of property, plant and equipment, asset retirement obligations, valuation allowances for deferred income tax assets, and valuation of derivative instruments. Management evaluates estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic and commodity price environment. The volatility of commodity prices results in increased uncertainty inherent in such estimates and assumptions.

Although management believes these estimates are reasonable, actual results may differ from estimates and assumptions of future events and these revisions could be material. Future production may vary materially from estimated oil and natural gas proved reserves. Actual future prices may vary significantly from price assumptions used for determining proved reserves and for financial reporting.

Out of Period Adjustments and Reclassifications

In the third quarter of 2022, the Company identified and recorded an out-of-period adjustment related to the Joint Development Agreement discussed in Note 5. The impact of recording this adjustment reduced Utility and Other Deposits and increased Lease Operating Expense by approximately $1.3 million of which $797,000 related to prior periods. The impact of this adjustment was immaterial to the prior period financial statements and thus corrected in the current period.

Gas and NGL sales in 2021 reflect an immaterial reclassification of approximately $800,000 for gathering and processing costs previously reported within Lease Operating Expense in 2021 and did not impact operating loss or cash flows from operations. This reclassification reflects the terms of the contracts that transferred to Empire as part of the XTO acquisition related to certain gas purchase contracts and conforms to the 2022 presentation.

Accounts Receivable

Accounts receivable include estimated amounts due from crude oil, natural gas, and NGL purchasers and from non-operating working interest owners. Accrued revenue related to product sales from purchasers and operators are due under normal trade terms, generally requiring payment within 60 days of production. For receivables from joint interest owners, the Company generally has the ability to withhold future revenue disbursements to recover any non-payment of joint interest billings. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for doubtful accounts only after all collection attempts have been exhausted. The Company did not have an allowance for doubtful accounts at either December 31, 2022 or 2021. The Company’s accounts receivable as of December 31, 2022 and 2021 are as follows:

	2022	2021

Oil and Gas Receivables	$3,060,341	$4,173,116
Joint Interest Billings	2,057,719	2,893,122
Receivable from Former CEO (See Note 18)	2,130,614	—
Other	531,565	667,667
Total Accounts Receivable	$7,780,239	$7,733,905

Derivative Instruments

The Company enters into hedge agreements to manage its exposure to oil and natural gas price fluctuations. The fair value of derivative contracts is recognized as an asset or liability on the Company’s consolidated balance sheets. Realized gain or loss is recognized as a component of revenue when the derivative contracts mature. For contracts which have not matured, an unrealized gain or loss is recorded based on the change in the fair value of the outstanding contracts.

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

Revenue Recognition

The Company’s revenues are comprised solely of revenues from customers and include the sale of oil, natural gas and NGL. The Company believes that the disaggregation of revenue into these three major product types, as presented in the Consolidated Statements of Operations, appropriately depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors based on its single geographic region, the continental United States. Revenues are recognized at a point in time when production is sold to a purchaser at a determinable price, delivery has occurred, control has transferred and it is probable substantially all of the consideration will be collected. The Company fulfills its performance obligations under its customer contracts through delivery of oil, natural gas and NGL and revenues are recorded on a monthly basis. The Company receives payment from one to three months after delivery. Generally, each unit of product represents a separate performance obligation. The prices received for oil, natural gas and NGL sales under the Company’s contracts are generally derived from stated market prices which are then adjusted to reflect deductions including transportation, fractionation and processing. As a result, revenues from the sale of oil, natural gas and NGL will decrease if market prices decline. The sales of oil, natural gas and NGL, as presented on the Consolidated Statements of Operations, represent the Company’s share of revenues net of royalties and excluding revenue interests owned by others. When selling oil, natural gas and NGL on behalf of royalty or working interest owners, the Company is acting as an agent and thus reports the revenue on a net basis. To the extent actual volumes and prices of oil and natural gas sales are unavailable for a given reporting period because of timing or information not received from third parties, the expected sales volumes and prices for those properties are estimated and recorded. Variances between the Company’s estimated revenue and actual payment are recorded in the month the payment is received. Historically, these differences have been insignificant.

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

Prior-Period Performance Obligations

The Company records revenue in the month that product is delivered to the purchaser. Settlement statements for certain natural gas and NGL sales, however, may not be received for 30 to 90 days after the date the product is delivered, and as a result the Company is required to estimate the amount of product delivered to the purchaser and the price that will be received for the sale of the product. In these situations, the Company records the differences between its estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. Any identified differences between the Company’s revenue estimates and actual revenue received have historically been insignificant. For the years ended December 31, 2022 and 2021, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instrument’s complexity. The Company reflects transfers between the three levels at the beginning of the reporting period in which the availability of observable inputs no longer justifies classification in the original level. There were no transfers between fair value hierarchy levels for the years ended December 31, 2022 and 2021.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses. This ASU, as further amended, affects trade receivables, financial assets and certain other instruments that are not measured through net income. This ASU will replace the currently required incurred loss approach with an expected loss model for instruments measured at amortized cost and is effective for financial statements issued for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company does not believe the adoption of this ASU will have a material impact on the Company's consolidated financial statements since the Company does not have a history of material credit losses.

Note 3 – Property

The capitalized costs of oil and natural gas properties as of December 31, 2022 and 2021 are as follows:

	2022	2021

Proved Properties	$52,831,131	$44,189,360
Unproved Properties	2,865,556	2,724,966
Work in process	8,289,652	—
Gross capitalized costs	63,986,339	46,914,326
Depreciation, Depletion, Amortization and Impairment	(20,116,696)	(17,525,918)
Total Oil and Gas Properties, Net	$43,869,643	$29,388,408

The Company assesses its oil and gas properties for impairment when circumstances indicate the carrying value may be greater than its estimated future net cash flows. In 2022, estimated future cash flows from the Company’s properties in Louisiana were less than the net book value. As a result, the Company recorded a $936,000 impairment expense in 2022.

In April 2022, the Company purchased working interests of oil and natural gas properties primarily located in the Landa field in North Dakota and assumed the role of operator. The Company paid approximately $1.4 million for eight producing properties, two properties with behind-pipe reserves, and related lease and well equipment. The Company allocated 80% of the acquisition cost to leasehold costs and the remaining 20% to related lease and well equipment. Non-cash asset retirement obligations were assumed of $233,659. The acquisition was accounted for as an asset acquisition. The Company purchased additional oil and gas properties in 2022 totaling $1.3 million. In May 2021 the Company purchased oil and natural gas properties in New Mexico (see Note 4).

Other property and equipment consists of operating lease assets, vehicles, office furniture, and equipment with lives ranging from three to five years. The capitalized costs of other property and equipment as of December 31, 2022 and 2021 are as follows:

	2022	2021

Other property and equipment, at cost	$1,878,325	$1,547,325
Less: accumulated depreciation	(436,796)	(258,714)
Oher property and equipment, net	$1,441,529	$1,288,611

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

As a condition of the sale, the Company purchased a $5,000,000 performance bond for the benefit of the seller for proper plugging, abandonment and restoration of the purchased properties. The performance bond is collateralized with a letter of credit in the amount of $3,750,000. To effect the letter of credit, the Company entered into a Promissory Note Agreement with Bank of Oklahoma, NA in the amount of $3,750,000 which is due on demand with an interest rate established by the Bank, currently at 4%. The Promissory Note, and associated letter of credit, is collateralized with a bank certificate of deposit in a corresponding amount. In addition, the Company is required to deposit $100,000 per month, up to $1,250,000, into a sinking fund to be held by the surety. Subsequent amendments increased the monthly payment amounts to $160,000 in response to additional bonding requested by the State of New Mexico that increased the letter of credit requirement to $5.45 million. Payments on the sinking fund were made through April 2022 and no additional collateral deposits were required as of June 2022. At the end of 2022, the collateral requirement was removed and the Company received $2 million back from the sinking fund.

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

On October 7, 2022, the Company entered into a final settlement agreement with XTO. The provisions of this settlement allowed the Company to substitute the performance bond and letter of credit that were put into place with the transaction for a new performance bond that does not require the Company to have collateral invested in the performance bond. Due to the nature and timing of the settlement, the result of the final settlement was a non-cash expense of approximately $1.4 million to Other Income (Expense) on the Consolidated Statements of Operations in 2022.

Note 5 – Joint Development Agreement

On August 6, 2020 the Company, through its wholly owned subsidiary, Empire Texas, entered into a joint development agreement (the “JDA”) with Petroleum & Independent Exploration, LLC and related entities (“PIE”), a related party (See Note 12), dated August 1, 2020. Under the terms of the JDA, PIE will perform recompletion or workover on specified mutually agreed upon wells (“Workover Wells”) owned by Empire Texas. To fund the work, PIE entered into a term loan agreement with Empire Texas dated August 1, 2020, whereby PIE will loan up to $2,000,000, at an interest rate of 6% per annum, maturing August 7, 2024 unless terminated earlier by PIE. Proceeds of the loan will be used for recompletion or workover of the Workover Wells. As of December 31, 2022 and 2021 approximately $1,100,000 and $800,000, respectively was outstanding on this loan and is included in Long Term Notes Payable on the Consolidated Balance Sheet. As part of the JDA, Empire Texas will assign to PIE a combined 85% working and revenue interest in the Workover Wells; an assignment was completed in October 2020 for the initial three Workover Wells. Of the assigned interest, 70% working and revenue interest will be used to repay the obligations under the term loan agreement. Once the term loan is repaid, PIE will reassign a 35% working and revenue interest to Empire Texas in each of the Workover Wells and retain a 50% working and revenue interest (See Note 8). To the extent the cash flows from the revenue interest are insufficient to repay the obligations under the term loan, the Company remains required to repay the obligation. In the third quarter of 2022, a $1.4 million long-term asset that had previously been recorded as an offset to the note payable was expensed to workovers within Lease Operating Expense on the Consolidated Statements of Operations.

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

The Company’s asset retirement obligation transactions during the years ended December 31, 2022 and 2021 are summarized in the table below.

	For the Year Ended December 31,
	2022	2021

Asset retirement obligations, beginning of period	$20,640,599	$15,364,217
Liabilities assumed in acquisitions	502,539	6,117,709
Revisions	2,660,653	(2,055,806)
Liabilities settled	(160,957)	—
Accretion expense	1,357,906	1,214,479
Asset retirement obligation, end of period	$25,000,740	$20,640,599

The revisions in 2022 primarily relate to the identification of nonproducing wells, including injection wells and temporarily abandoned wells in New Mexico.

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

The following table summarizes the net realized and unrealized amounts reported in earnings related to the commodity derivative instruments for the years ended December 31, 2022 and 2021:

	For the Year Ended December 31,
	2022	2021
Gain (loss) on derivatives:
Oil derivatives	$(387,930)	$(586,181)

The following represents the Company’s net cash receipts from (payments on) derivatives for the years ended December, 2022 and 2021:

	For the Year Ended December 31,
	2022	2021

Oil derivatives	$(259,696)	$(299,481)
Natural gas derivatives	—	(535,960)
Total	$(259,696)	$(835,441)

The following table sets forth the Company’s outstanding derivative contracts at December 31, 2022:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2023
WTI Index Put Options:
Quarterly volume (Bbl)	46,400	15,340	16,860	17,000
Floor Price (Bbl)	$40.00-$65.00	$40.00-$55.00	$55.00-$60.00	$50.00

Note 8 – Debt and Long Term Note Payable - Related Party

The following table represents the Company’s outstanding debt.

	As of December 31,
	2022	2021

Senior Revolver Loan Agreement	$5,869,500	$7,069,500

Long Term Note Payable – Related Party	1,076,987	797,010

Equipment and vehicle notes, 0% to 6.99% interest rates, due in 2025 to 2027 with monthly payments ranging from $400 to $1,400 per month	252,924	305,739

Note Payable to Insurance Provider, bears 3.63% interest, matures November 2022, monthly payments of principal and interest of $50,083	—	442,515
Total Debt	7,199,411	8,614,764
Less: Current Maturities	(2,059,309)	(1,700,663)
Less: Long Term Note Payable – Related Party	(1,076,987)	(797,010)
Long-Term Debt	$4,063,115	$6,117,091

On July 7, 2021 the Company entered into the Fourth Amendment to its Senior Revolver Loan Agreement with CrossFirst Bank (“CrossFirst”) as further amended by Letter Agreements in conjunction with redetermination dates (“the Amended Agreement”). The maximum amount that can be advanced under the Agreement is $20,000,000 and the existing commitment amount following a February 27, 2023 Letter agreement is $6,180,000 which is reduced by $500,000 per calendar quarter beginning March 31, 2023 and includes interest at Wall Street Journal Prime plus 150 basis points (9.0% as of December 31, 2022). The Amended Agreement matures on May 26, 2024. Collateral for the loan is a lien on all of the assets of Empire Louisiana and Empire North Dakota, wholly owned subsidiaries of the Company, and a first priority mortgage lien, pledge of and security interest in not less than 80% of Empire Louisiana’s and Empire North Dakota’s producing oil, gas and other leasehold and mineral interests. The Amended Agreement requires the Company maintain commodity derivatives at certain thresholds based on projected production and, beginning March 31, 2021, to maintain certain covenants including an EBITDAX to interest expense of at least 3:1 and funded debt to EBITDAX of 4:1 on a trailing twelve-month basis. The current maturities of the Amended Agreement is $2,000,000. The Company was in compliance with the loan covenants at December 31, 2022.

On May 5, 2020, the Company received an SBA Payroll Protection Plan (“PPP”) loan for $160,700. The loan was scheduled to mature on May 5, 2022, and had an interest rate of 1%. In June 2021 the Company was informed that the SBA had forgiven the entire loan balance. Forgiveness is included in Other Income on the Consolidated Statements of Operations.

On April 30, 2021, the Company received a Second Draw SBA PPP loan for $106,850. The loan was scheduled to mature on April 30, 2026, and bore interest at 1%. In October 2021 the Company was informed that the SBA had forgiven the entire loan balance. Forgiveness is included in Other Income on the Consolidated Statements of Operations.

Long Term Note Payable - Related Party

In August 2020, concurrent with the Joint Development Agreement with Petroleum and Independent Exploration, LLC (“PIE”), a related party, the Company entered into a term loan agreement dated August 1, 2020, whereby PIE will loan up to $2,000,000, at an interest rate of 6% per annum, maturing August 7, 2024, unless terminated earlier by PIE. The loan proceeds will be used for recompletion or workover of certain designated wells. In addition, the Company assigned 85% working and revenue interest to PIE in the designated wells which will be applied to repayment of the loan. As of December 31, 2022, $1,076,987 has been advanced from the PIE loan.

Note 9 – Convertible Notes Payable

Senior Secured Note Agreement

On May 14, 2021, the Company’s wholly owned subsidiary, Empire New Mexico entered into a Senior Secured Convertible Note Agreement (the “Secured Note”) in the amount of $16,250,000 with Energy Evolution Master Fund, Ltd., a related party (“Energy Evolution”) (See Note 11). The Secured Note is collateralized by all assets of Empire New Mexico, matures on December 31, 2021 and bears an interest rate of 3.8%. The Secured Note provides that up to 40% of the balance, together with accrued interest, can be converted into the Company’s common stock at the lesser of $1.25 per share or the offering price if the Company has a subsequent capital raise or an aggregate of 1,300,000 shares of common stock (without giving effect to any interest that may be converted). The conversion terms of the Secured Note were subject to further adjustments as defined in that agreement. The embedded conversion option has been bifurcated and accounted for separately as a derivative financial instrument. The separated derivative was initially recorded at fair value at the inception date and revalued as of September 30, 2021 resulting in a fair value of $5,530,677 and $5,437,746, respectively. On September 30, 2021, the existing bifurcated derivative liability was removed in connection with the Amended Secured Note as further discussed.

As partial consideration for the issuance of the Secured Note, Energy Evolution received a closing fee of 375,000 shares of the Company’s common stock and warrants to purchase 750,000 shares of common stock for $4.00 per share which expire on May 14, 2022. The Company determined these were equity-classified financing instruments and the proceeds are allocated on a relative fair value basis between the debt, warrants, and common shares at issuance. At issuance, the discount associated with the Secured Note was $10,125,177; consisting of $5,530,677 relating to the embedded derivative liability, $1,500 and $2,773,500 in common stock and paid in capital, respectively, relating to the issuance of shares of the Company’s common stock, and $1,819,500 in paid in capital relating to the issuance of warrants to purchase common stock. The fair value of the warrants was determined using a Black-Scholes model. The warrants were exercised in 2021 and the Company received cash proceeds of $3,000,000. The discount associated with the Secured Note related to the embedded conversion liability and the issuance of the equity-classified financing instruments is amortized under the interest method and resulted in interest expense. Prior to amending the Secured Note in September 2021, the Company made principal payments totaling $4,050,000.

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

Unsecured Convertible Notes

In May 2021 the Empire New Mexico entered into $3,243,000 of Unsecured Convertible Notes (the “Unsecured Notes”) with a group of accredited investors, including the Company’s related party Energy Evolution, constituting $1,500,000 of the total Unsecured Convertible Notes. The Unsecured Notes had a maturity of May 9, 2022, with a single payment and interest at 5%. The Unsecured Note holders had the ability to convert their notes to common stock of the Company at the lesser of $5.00 per share or the price per share offered by the Company if the Company has a future capital raise for an aggregate 648,600 shares of common stock (without giving effect to any interest that may be converted). In September 2021, $325,000 of the notes were repaid and the remaining Unsecured Notes were fully converted to Common Stock.

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

Right of use lease expense was approximately $267,000 for the year ended December 31, 2022. Cash paid for right of use lease was approximately $268,000 for the same period.

Supplemental balance sheet information related to the right of use leases is as follows:

	As of December 31,
	2022	2021

Operating lease asset (included in Other Property and Equipment)	$978,548	$779,183

Current portion of lease liability	$256,975	$180,105
Long-term lease liability	547,692	646,311
Total right of use lease liabilities	$804,667	$826,416

The weighted average remaining term for the Company’s right of use leases is 3.04 years.

Maturities of lease liabilities as of December 31, 2022 are as follows:

2023	$309,095
2024	309,808
2025	231,573
2026	37,200
2027	12,400
Thereafter	—
Total lease payments	900,076
Less imputed interest	(95,409)
Total lease obligation	$804,667

Note 11 – Equity

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

On August 7, 2020 concurrently with the Joint Development Agreement with Petroleum & Independent Exploration, LLC and related entities (“PIE”), the companies entered into a Securities Purchase Agreement (“Securities Agreement”) whereby PIE purchased for $525,000 (a) 875,000 shares of Empire common stock, (b) warrants to purchase 656,250 shares of Empire common stock at an exercise price of $0.80 per share, (c) warrants to purchase 450,000 shares of Empire common stock at an exercise price of $1.00 per share, (d) warrants to purchase 2,034,129 shares of Empire common stock at an exercise price of $0.40 per share, and (c) warrants to purchase up to 2,766,666 shares of Empire common stock at an exercise price of $0.564 per share pursuant to various vesting provisions as detailed in the Securities Agreement. The value allocated to the warrants was the fair value determined using the Black-Scholes option valuation with the following assumptions:  no dividend yield, expected annual volatility of 147%, risk free interest rate of .19% and an expected useful life of 4 years. The fair value of the warrants of $450,848 was allocated to paid in capital. On March 11, 2021 the Company amended the Securities Agreement to remove the vesting provisions for the warrants and PIE exercised the warrants for an aggregate exercise price of $3,349,052 (See Note 5).

During February and March 2021, the Company issued to a group of accredited investors 2,248,464 shares of its common stock and warrants to purchase 2,248,464 shares of its common stock for $2.00 per share which expires on December 31, 2022 that would be accelerated should certain performance criteria be met. Proceeds from the sale were $3,147,850. The value allocated to the warrants was the fair value determined using the Black-Scholes option valuation with the following assumptions:  no dividend yield, expected annual volatility of 180%, risk free interest rate of .14% and an expected useful life of 21 months. The fair value of the warrants of $2,350,407 was allocated to Additional Paid in Capital. The performance criteria triggering early maturity occurred in April 2022, accelerating the warrant maturity date to July 2022. During the nine months ended September 30, 2022, 1,782,347 shares of common stock were issued as a result of warrant exercises. As of July 10, 2022, all warrants such were fully exercised.

In September and October 2022, a former director of the Company exercised warrants granted in November 2017 to purchase 475,000 shares of common stock for $1.00 per share.

In connection with the purchase of XTO assets the Company issued a Senior Secured Convertible Note due December 31, 2021, in the aggregate principal amount $16,250,000 (the “Secured Convertible Note”) to Energy Evolution, a related party. As partial consideration for the issuance of the Secured Convertible Note, Empire issued to Energy Evolution Ltd (i) 375,000 shares of common stock along with (ii) a warrant certificate to purchase up to 750,000 shares of common stock at an exercise price of $4.00 per Warrant Share until May 14, 2022. Under the warrant certificate, the exercise price is subject to customary downward adjustments. The value allocated to the common stock, conversion feature, and warrants was $10,125,177. In September 2021, the Company and the Energy Evolution Master Fund, Ltd. entered into a Loan Modification Agreement (the “Amended Secured Notes”). Under the Amended Secured Notes, among other terms the Company issued a warrant certificate to purchase up to 500,000 shares of common stock at an exercise price of $5.00 per Warrant Share until December 31, 2023. The exercise price is subject to customary downward adjustments. An additional 1,154,085 shares of common stock were issued to Energy Evolution on December 30, 2021, in conjunction with its conversion of all remaining principal and accrued interest on the note.

Additionally, in conjunction with the purchase of XTO assets, the Company entered into $3,243,000 of Unsecured Convertible Notes (the “Unsecured Notes”) with a group of accredited investors. The Unsecured Notes had a maturity date of May 9, 2022 with a single payment and interest at 5% (See Note 9). The Unsecured Note holders had the ability to convert their notes to common stock of the Company at the lesser of $5.00 per share or the price per share offered by the Company if the Company has a future capital raise. At December 31, 2021 $2,918,000 of the Unsecured Notes have been converted into 583,600 shares of common stock of the Company. The fair value of the warrants of $589,194 was allocated to Paid in Capital.

Note 12 – Stock Based Compensation

On April 3, 2019, the Board of Directors of the Company adopted the Empire Petroleum Corporation 2019 Stock Option Plan (the “2019 Stock Option Plan”). The total number of shares of common stock that may be issued pursuant to stock options under the 2019 Stock Option Plan was 2,500,000. Further, on April 3, 2019 the Company granted Mr. Pritchard and Mr. Morrisett each, options to purchase 625,000 shares of common stock of the Company at an exercise price of $1.32 per share. The options vested in three installments with

312,500 vesting immediately and 156,250 vesting each in April 2020 and April 2021. All of the options expire in April 2029. The value allocated to the vested options was the fair value determined using the Black-Scholes option valuation with the following assumptions:  no dividend yield, expected annual volatility of 213%, risk free interest rate of 2.32% and an expected useful life of 5.375 years. The fair value of the vested options of $812,500 was recorded as compensation expense and allocated to Paid in Capital in 2019. In 2021 and 2020, the fair value of the options which vested in April of the respective year of $406,250 was recorded as compensation expense and allocated to Additional Paid in Capital. All of the options were vested as of December 31, 2021. As a result of the adoption of a 2021 plan, the Board of Directors and management have determined that there would be no further issuances from the 2019 Stock Option Plan. In April 2022, Mr. Pritchard exercised options to purchase 235,000 shares of common stock. As of December 31, 2022, there were 1,943,200 unexercised options under the Stock Option Plan.

On August 27, 2021, the Board of Directors of the Company adopted the Company’s 2021 Stock and Incentive Compensation Plan (the “2021 Incentive Plan”) which was subsequently approved by stockholders of the Company. The total number of shares of common stock that could be issued pursuant to the 2021 Incentive Plan is 750,000. Four grants were made in 2021 that amounted to 187,500 options. Two of the grants were for a cumulative amount of 62,500 options and vested immediately upon grant in November 2021. Valuation was calculated using the Black-Scholes option valuation model with the following assumptions: no dividend yield, expected annual volatility of 229%, risk free interest rate of 0.81%, and term of 3 years. The third grant was for 62,500 options and the valuation used the following inputs: no dividend yield, expected annual volatility of 277%, risk free interest rate of 0.99%, and term of 4 years. The fourth grant was for 62,500 options and inputs used to value the grant included no dividend yield, expected annual volatility of 335%, risk free interest rate of 1.16%, and a term of 5 years.

On February 28, 2022, the Board of Directors of the Company granted a combination of stock options and restricted stock units under the 2021 Incentive Plan. Stock options totaling 249,000 shares were granted to employees and members of management with three-year vesting terms and expirations of August 2025 and 2026. Stock option values were calculated using a Black-Scholes option valuation with the following assumptions: no dividend yield, expected annual volatility of 56% as calculated by utilizing the stock price from the date of the XTO acquisition through grant date, risk free interest rate of 1.62% and 1.67% for the 2025 and 2026 options, respectively, and expected useful lives of 2.75 and 3.75 years for the 2025 and 2026 options, respectively. Total fair value of the stock option grants was approximately $1.2 million. The value of these options is recognized to expense on a straight-line method from date of grant through expiration date.

On August 26, 2022, the stockholders of the Company approved the Company’s 2022 Stock and Incentive Compensation Plan (the “2022 Incentive Plan”) which reserves 750,000 shares of the Company’s common stock for issuance thereunder. As a result of such approval, no further awards will be made under the 2021 Incentive Plan. The 2022 Stock and Incentive Plan authorizes the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based awards (restricted stock awards, restricted stock units, performance shares and performance units are collectively referred to as restricted stock units for purposes of this footnote. At December 31, 2022, 313,220 shares of our common stock were available for future grants.

Restricted Stock Units

Each RSU represents the contingent right to receive one share of common stock. The holders of outstanding RSUs do not receive dividends or have voting rights prior to vesting and settlement. The Company determines the fair value of granted RSUs based on the market price of the common stock on the date of the grant. Compensation expense for granted RSUs is recognized on a straight-line basis over the vesting and is net of forfeitures, as incurred. Stock-based compensation is included in General and Administrative expense in the Consolidated Statements of Operations and is recorded with a corresponding increase in Additional Paid-in Capital within the Consolidated Balance Sheets.

RSUs were granted on February 28, 2022, May 22, 2022, October 11, 2022 and December 30, 2022 with 12- and 13-month service periods. Total value assigned to the RSUs based on grant date price approximated $3,151,000. For the year ended December 31, 2022, approximately $1,227,000 of compensation expense related to RSUs was recognized, leaving approximately $1,971,000 of unrecognized compensation expense which will be recognized on a straight-line basis depending on the service period of each grant.

The following summary reflects nonvested restricted stock unit activity and related information for the year ended December 31, 2022.

		Weighted Average
	Shares	Fair Value (a)
Outstanding, December 31, 2021	—	$—
Granted	224,288	15.42
Vested	—	—
Outstanding, December 31, 2022	224,288	$15.42

(a)	Shares are valued at the grant-date market price.

2022
Weighted Average grant date fair value of restricted stock units granted during the year, per share	$15.42
Total fair value of restricted stock units vested during the year	$—

Stock Options

The following summary reflects stock option activity and related information:

		Weighted Average
	Options	Exercise Price
Outstanding, December 31, 2020	2,500,000	$1.36
Granted	187,500	12.20
Expired	(246,800)	1.36
Outstanding, December 31, 2021	2,440,700	$2.19
Granted	249,000	11.80
Exercised	(310,000)	1.34
Outstanding, December 31, 2022	2,379,700	$3.31

The following table summarizes information about stock options outstanding as of December 31, 2022:

Range of	Options	Weighted Average	Weighted	Options	Weighted
Exercise	Outstanding	Remaining	Average	Exercisable	Average
Prices	at 12/31/22	Contractual Life	Exercise Price	at 12/31/22	Exercise Price

$1.32 to $11.80	2,379,700	6.38 years	$2.97	2,068,200	$1.76

Note 13 – Income Taxes

The current and deferred income tax provision for the years ended December 31, 2022 and 2021 were comprised for the following:

	2022	2021

Current	$208,898	$—
Deferred	—	—
Income tax provision (benefit)	$208,898	$—

At December 31, 2022, the Company had net operating loss carryforwards of approximately $18.6 million for federal income tax purposes available to offset future taxable income, as limited by the applicable provisions, which expire at various dates beginning in 2022 for the federal net operating loss carryforwards. In accordance with Section 382 of the Internal Revenue Code, the usage of the Company's net operating loss carryforwards may be limited in the event of a change in ownership. A full Section 382 analysis has not been prepared and NOLs could be subject to limitation under Section 382.

Deferred tax assets and liabilities are the result of temporary differences between the financial statement carrying values and the tax basis of assets and liabilities. The Company’s net tax position as of December 31, 2022 and 2021 is as follows:

	2022	2021

Deferred tax assets:
Loss carry-forwards	$4,789,586	$5,341,256
Oil and gas Properties	—	1,239,723
Right of use assets	7,341	8,036
Stock option grants	1,369,105	796,188
Asset retirement obligation	6,616,407	—
Derivatives	—	27,210
Other	436,477	—
Total deferred tax assets	13,218,916	7,412,413

Deferred tax liabilities:
Oil and gas Properties	(5,552,159)	—
Other property and equipment	(171,650)	(459,745)
Derivatives	(31,369)	—
Other	(69,688)	—
Total deferred tax liabilities	(5,824,866)	(459,745)

Net deferred tax asset (liability) before valuation allowance	7,394,050	6,952,668

Valuation allowance	(7,394,050)	(6,952,668)
Net deferred taxes	$—	$—

Reconciliations of the tax provision computed at the statutory federal rate to the Company’s total income tax benefit for the years ended December 31, 2022 and 2021 are as follows:

	2022		2021
	$	%	$	%

Provision (benefit) at statutory rate	1,531,536	21.0%	(3,909,142)	21.0%
State taxes (net of federal impact)	350,632	4.9%	(893,518)	4.8%
Nondeductible expenses	21,052	0.3%	3,503,996	-18.8%
Return to Accrual	(2,135,704)	-29.3%	—
Valuation Allowance	441,382	6.1%	1,298,664	-7.0%
Income tax provision	208,898	3%	—	0%

Utilization of the Company’s loss carryforwards is dependent on realizing taxable income. The Company recorded valuation allowances of $7.4 million and $7.0 million as of December 31, 2022 and 2021, respectively, due to the uncertainty related to its ability to utilize some of its deferred income tax assets, primarily consisting of net operating loss carryforwards prior to expiration or limitation under Section 382 as discussed above.

The Company has evaluated all tax positions for which the statute of limitations remains open and believes that the material positions taken would likely than not would be sustained by examination. Therefore, at December 31, 2022, the Company has not established any reserves for, nor recorded any unrecognized benefits related to uncertain tax positions.

Note 14 – Earnings (loss) per share

Diluted Earnings per Share (“EPS”) gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses. As a result, if there is a loss from continuing operations, Diluted EPS is computed in the same manner as Basic EPS. At December 31, 2021, the Company had 2,440,700 options outstanding that were not included in the calculation of earnings per share for the periods then ended.

Note 15 – Related Party Transactions

The Energy Evolution Master Fund, Ltd. (“Energy Evolution”) is a related party of the Company as it beneficially owns approximately 21% of the Company’s outstanding shares of common stock as of December 31, 2022. Additionally, a board member of Energy Evolution was appointed to the Company’s board in October 2021. This board member separately beneficially owns approximately 17% of the Company’s outstanding shares of common stock as of December 31, 2022. The board member also is a majority owner of PIE. In October 2021 another Energy Evolution member was appointed to the Company’s board of directors.

In March 2021, the majority owner of PIE, through the exercise of warrants, became a significant shareholder of the Company’s outstanding shares of stock (See Note 11). The Company has a joint development agreement with PIE to perform recompletion or workover on specified mutually agreed upon wells (See Note 5). As of December 31, 2022, the Company has incurred obligations of approximately $1.1 million as a part of the joint development agreement (See Note 9).

Note 16 – Commitments and Contingencies

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

The Company was subject to a sales tax audit related to its Texas entity and received the initial assessment notice in April 2022. The Company has accrued $528,000 for this contingency as of December 31, 2022. An agreement in principle was reached in 2022 and a final settlement agreement signed in 2023. The Company will remit a payment of $528,000 in the first quarter of 2023.

Note 17 – Concentrations

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

For the year ended December 31, 2022, the Company sold 68% of its oil, natural gas, and NGL to four customers. For the year ended December 31, 2021, the Company sold 63% of its oil and natural gas production to four customers. The loss of these purchasers could result in a temporary interruption in sales or a lower price for production.

The Company’s cash balances may at times exceed FDIC insurance limits. The Company maintains cash accounts at reputable financial institutions.

Note 18 – Subsequent Events

On March 16, 2023, Thomas W. Pritchard resigned as Chief Executive Officer and a director of the Company to pursue other opportunities. Although not required under Mr. Pritchard’s Employment Agreement with the Company, in recognition of Mr. Pritchard’s past service to the Company, the Company will pay Mr. Pritchard severance benefits in the amount of approximately $360,000, as set forth in Section 4.2 of his Employment Agreement, in one lump sum payment within 30 days after March 23, 2023, rather than in monthly installments. The Company is also extending the period under which Mr. Pritchard has the right to exercise his outstanding vested non-qualified stock options from three months after the date of his termination of employment to September 16, 2024.  In addition, Mr. Pritchard has surrendered to the Company 340,234 shares and options as satisfaction for the $2.1 million receivable that primarily resulted from incorrect withholdings associated with an April 2022 option exercise by Mr. Pritchard. The Company also has a $2.1 million liability recorded at December 31, 2022, related to withholding payables that were remitted in the first-quarter 2023.

On March 17, 2023, the Board of Directors appointed Michael R. Morrisett to the position of Chief Executive Officer, in addition to his current duties of President and Principal Financial Officer of the Company. Mr. Morrisett is not receiving any additional compensation for assuming the role of Chief Executive Officer.

EMPIRE PETROLEUM CORPORATION

Supplemental Information of Oil and Natural Gas Producing Activities (Unaudited)

December 31, 2022 and 2021

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

Costs Incurred Related to Oil and Gas Activities

Costs incurred includes capitalized costs of properties, equipment, and lease facilities for oil and natural gas producing activities.

	Years Ended December 31,
	2022	2021

Acquisition	$2,702,613	$23,780,111
Exploration	—	—
Development	11,206,207	1,970,410
	$13,908,820	$25,750,521

Reserve Quantity Information

Proved oil and natural gas reserves are those quantities of oil and gas, which by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations. Proved developed reserves are proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well. Proved undeveloped reserves are proved reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditures is required for recompletion. The information below excludes proved undeveloped reserves. Below are the net quantities of net proved developed reserves of the Company’s properties:

	Oil (MMBbls)	Gas (MMcf)	NGLs (a)	MBOE
Balance, December 31, 2020	3,661	971		3,823
Acquisition of Reserves	5,634	10,533		7,390
Revisions	(617)	251		(576)
Extensions	150	51		159
Divestiture of Reserves	(47)	27		(42)
Production	(333)	(625)		(437)
Balance, December 31, 2021	8,448	11,208	87	10,404
Acquisition of Reserves	650	205	61	745
Revisions	(350)	1,834	2,248	2,203
Extensions	561	566	27	682
Production	(483)	(876)	(161)	(790)
Balance, December 31, 2022	8,826	12,937	2,262	13,244

(a) The Company did not present NGLs separately in 2021.

The 2021 acquisitions primarily relate to the XTO acquisition. The 2022 acquisitions relate to small acquisition in our Rockies and New Mexico regions.

Standardized Measure of Discounted Future Net Cash Flows Relating to Oil and Natural Gas Reserves

The standardized measure of discounted future net cash flows relating to oil and natural gas reserves and associated changes in standard measure amounts were prepared in accordance with the provision of Financial Accounting Standard Board ASC 932-235-555.  Future cash inflows were computed by applying average prices of oil and natural gas for the last 12 months to estimated future production.  Future production and development costs were computed by estimating the expenditures to be incurred in developing the oil and natural gas reserves at the end of the year, based on yearend costs and assuming continuation of existing economic conditions.  Future net cash flows are discounted at the rate of 10% annually to derive the standardized measure of discounted cash flows.  Actual future cash inflows may vary considerably, and the standardized measure does not necessarily represent the fair value of the acquired properties' oil and natural gas reserves.  Standard measure amounts are:

	December 31,
	2022	2021
Future cash inflows	$941,172,544	$627,654,125
Future production costs	(509,154,924)	(362,254,813)
Future development costs	(55,901,780)	(33,021,749)
Future income tax expense	(90,724,632)	(30,614,383)
Future net cash flows	285,391,208	201,763,180
10% annual discount for estimated timing of cash flows	(137,723,795)	(107,911,087)
Standardized measure	$147,667,413	$93,852,093

The 12-month average prices were adjusted to reflect applicable transportation and quality differentials on a well-by-well basis to arrive at realized sales prices used to estimate the properties' reserves. The prices for the properties' reserves were as follows:

	2022	2021
Oil (BBl)	$91.14	$64.31
Natural gas (MMBtu)	$4.23	$7.34	*

*Pricing includes revenue received from NGL sales as well as natural gas.

Changes in the Standardized Measure of Discounted Future Net Cash Flows at 10% per annum are as follows:

	December 31,
	2022	2021
Beginning of year	$93,852,093	$20,770,080
Net change in prices and production costs	24,651,555	13,080,689
Net change in future development costs	(7,141,431)	782,210
Oil & Gas net revenue	(21,418,327)	(10,587,395)
Extensions	11,037,719	5,026,479
Acquisition of reserves	12,043,912	90,104,017
Divestiture of reserves	—	(318,813)
Revisions of previous quantity estimates	46,871,217	(3,794,860)
Net change in taxes	(32,133,473)	(15,544,094)
Accretion of discount	10,939,619	2,077,008
Changes in timing and other	8,964,529	(7,743,228)
End of year	$147,667,413	$93,852,093

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