Form 10-Q
period 2023-03-31
EMPIRE PETROLEUM CORP
filed 2023-05-15
CIK 887396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from: ____________to ____________

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

The number of shares of the registrant's common stock, $0.001 par value, outstanding as of the latest practicable date of May 11, 2023 was 22,104,592.

EMPIRE PETROLEUM CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

EMPIRE PETROLEUM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2023	2022
ASSETS
Current Assets:
Cash	$6,763,873	$11,944,442
Accounts Receivable	6,504,017	7,780,239
Derivative Instruments	93,168	121,584
Inventory	2,261,133	1,840,274
Prepaids	1,413,336	1,048,434
Total Current Assets	17,035,527	22,734,973

Property and Equipment:
Oil and Natural Gas Properties, Successful Efforts	66,127,534	63,986,339
Less: Accumulated Depreciation, Depletion and Impairment	(20,679,739)	(20,116,696)
	45,447,795	43,869,643
Other Property and Equipment, Net	1,452,137	1,441,529
Total Property and Equipment, Net	46,899,932	45,311,172

Sinking Fund	—	2,779,000
Utility and Other Deposits	746,884	719,930

Total Assets	$64,682,343	$71,545,075

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$5,733,313	$5,843,366
Accrued Expenses	6,280,462	9,461,010
Current Portion of Lease Liability	256,975	256,975
Current Portion of Long-Term Debt	2,481,236	2,059,309
Total Current Liabilities	14,751,986	17,620,660

Long-Term Debt	3,594,500	4,063,115
Long-Term Note Payable - Related Party (Note 8)	1,073,376	1,076,987
Long-Term Lease Liability	519,852	547,692
Asset Retirement Obligations	25,142,831	25,000,740
Total Liabilities	45,082,545	48,309,194

Commitments and Contingencies (Note 15)

Stockholders' Equity:
Series A Preferred Stock - $.001 Par Value, 10,000,000 Shares Authorized, 6 and 6 Shares Issued and Outstanding, Respectively	—	—
Common Stock - $.001 Par Value, 190,000,000 Shares Authorized, 22,104,592 and 22,093,503 Shares Issued and Outstanding, Respectively	81,626	81,615
Additional Paid-in Capital	74,126,976	75,303,479
Accumulated Deficit	(54,608,804)	(52,149,213)
Total Stockholders' Equity	19,599,798	23,235,881

Total Liabilities and Stockholders' Equity	$64,682,343	$71,545,075

 See accompanying notes to condensed consolidated financial statements.

EMPIRE PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue:
Oil Sales	$8,938,715	$10,416,422
Gas Sales	656,035	883,902
Natural Gas Liquids Sales	504,954	1,215,494
Total Product Revenues	10,099,704	12,515,818
Other	19,364	24,043
Gain (Loss) on Derivatives	(66,823)	(112,321)
Total Revenue	10,052,245	12,427,540

Costs and Expenses:
Lease Operating Expense	6,520,163	4,572,401
Production and Ad Valorem Taxes	758,114	901,238
Depletion, Depreciation & Amortization	622,489	434,446
Accretion of Asset Retirement Obligation	401,275	330,000
General and Administrative	3,972,918	2,455,380

Total Costs and Expenses	12,274,959	8,693,465

Operating Income (Loss)	(2,222,714)	3,734,075

Other Income and (Expense):
Interest Expense	(237,299)	(110,648)
Other Income (Expense)	422	—
Income (Loss) Before Income Taxes	(2,459,591)	3,623,427

Income Tax (Provision) Benefit	—	—

Net Income (Loss)	$(2,459,591)	$3,623,427

Net Income (Loss) per Common Share:
Basic	$(0.11)	$0.18
Diluted	$(0.11)	$0.15
Weighted Average Number of Common Shares Outstanding:
Basic	22,096,796	19,866,687
Diluted	22,096,796	24,018,453

See accompanying notes to condensed consolidated financial statements.

EMPIRE PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Three Months Ended March 31, 2023 and 2022

(Unaudited)

					Additional
	Common Stock		Preferred Stock		Paid-In	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total
Balances, December 31, 2022	22,093,503	$81,615	6	$—	$75,303,479	$(52,149,213)	$23,235,881

Net Loss	—	—	—	—	—	(2,459,591)	(2,459,591)

Impact of Former CEO settlement	—	—	—	—	(2,126,131)	—	(2,126,131)

Stock-based Compensation	11,089	11	—	—	949,628	—	949,639

Balances, March 31, 2023	22,104,592	$81,626	6	$—	$74,126,976	$(54,608,804)	$19,599,798

					Additional
	Common Stock		Preferred Stock		Paid-In	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total
Balances, December 31, 2021	19,840,648	$79,362	—	$—	$68,988,134	$(59,233,343)	$9,834,153

Net Income	—	—	—	—	—	3,623,427	3,623,427

Issuance of Preferred Stock	—	—	6	—	6	—	6

Warrants Exercised	48,750	195	—	—	97,305	—	97,500

Stock-based compensation	—	—	—	—	376,278	—	376,278

Balances, March 31, 2022	19,889,398	$79,557	6	$—	$69,461,723	$(55,609,916)	$13,931,364

See accompanying notes to condensed consolidated financial statements.

EMPIRE PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Cash Flows From Operating Activities:
Net Income (Loss)	$(2,459,591)	$3,623,427

Adjustments to Reconcile Net Income (Loss) to Net Cash
Provided By Operating Activities:
Stock Compensation and Issuances	949,639	376,284
Amortization of Right of Use Assets	76,225	39,706
Depreciation, Depletion and Amortization	622,489	434,446
Accretion of Asset Retirement Obligation	401,275	330,000
Gain (loss) on Derivatives	66,823	112,321
Settlement on or Purchases of Derivative Instruments	(41,187)	(83,260)
Change in Operating Assets and Liabilities:
Accounts Receivable	(849,909)	(757,466)
Inventory, Oil in Tanks	(420,859)	62,202
Prepaids, Current	89,812	137,010
Other Long Term Assets & Liabilities	(213,611)	—
Accounts Payable	(110,053)	(1,654,437)
Accrued Expenses	(3,177,767)	440,471
Net Cash Provided By (Used in) Operating Activities	(5,066,714)	3,060,704

Cash Flows from Investing Activities:
Additions to Oil and Natural Gas Properties	(2,210,004)	(424,651)
Purchase of Other Fixed Assets	(27,170)	(9,030)
Cash Paid for Right of Use Assets	(86,545)	(42,833)
Sinking Fund Deposit	2,779,000	(480,000)
Net Cash Provided by (Used In) Investing Activities	455,281	(956,514)

Cash Flows from Financing Activities:
Principal Payments of Debt	(569,136)	(459,952)
Proceeds from Stock and Warrant Issuance	—	97,500
Net Cash Used in Financing Activities	(569,136)	(362,452)

Net Change in Cash	(5,180,569)	1,741,738

Cash - Beginning of Period	11,944,442	3,611,871

Cash - End of Period	$6,763,873	$5,353,609

Supplemental Cash Flow Information:
Cash Paid for Interest	$136,761	$104,981

See accompanying notes to condensed consolidated financial statements.

EMPIRE PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, the results of operations, and the cash flows for the interim period are included. All adjustments are of a normal, recurring nature. Certain amounts in prior periods have been reclassified to conform to current presentation. Operating results for the interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

The information contained in this Form 10-Q should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2022 which are contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2023.

Note 2 – Summary of Significant Accounting Policies

Significant Accounting Policies

There have been no material changes to significant accounting policies and estimates from the information provided in the Form 10-K for the year ended December 31, 2022.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve a degree of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instrument’s complexity. The Company reflects transfers between the three levels at the beginning of the reporting period in which the availability of observable inputs no longer justifies classification in the original level. There were no transfers between fair value hierarchy levels for the period ended March 31, 2023.

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

The fair values of derivative instruments in asset positions include measures of counterparty nonperformance risk, and the fair values of derivative instruments in liability positions include measures of the Company’s nonperformance risk. These measurements were not material to the Condensed Consolidated Financial Statements.

Fair Value on a Nonrecurring Basis

The Company applies the provisions of fair value measurement on a non-recurring basis to its non-financial assets and liabilities, including oil and gas properties and asset retirement obligations. These assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments if events or changes in certain circumstances indicate that adjustments may be necessary. No triggering events that require assessment of such items were observed during the three months ended March 31, 2023.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses. This ASU, as further amended, affects trade receivables, financial assets and certain other instruments that are not measured through net income. This ASU will replace the currently required incurred loss approach with an expected loss model for instruments measured at amortized cost and is effective for financial statements issued for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The adoption of this ASU on January 1, 2023 by the Company did not have a material impact on the Company's consolidated financial statements since the Company does not have a history of material credit losses.

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

Aggregate capitalized costs of oil and natural gas properties are as follows:

	March 31, 2023	December 31, 2022

Proved properties	$58,651,754	$52,831,131
Unproved properties	2,901,047	2,865,556
Work in process	4,574,733	8,289,652
Gross capitalized costs	66,127,534	63,986,339

Depreciation, depletion, amortization and impairment	(20,679,739)	(20,116,696)
Total oil and gas properties, net	$45,447,795	$43,869,643

Depletion and amortization expense for the three months ended March 31, 2023 and 2022 was approximately $563,000 and $401,000, respectively.

Other property and equipment consists of operating lease assets, vehicles, office furniture, and equipment with lives ranging from three to five years.

	March 31, 2023	December 31, 2022

Other property and equipment, at cost	$1,812,095	$1,878,325
Less: accumulated depreciation	(359,958)	(436,796)
Other property and equipment, net	$1,452,137	$1,441,529

Depreciation expense for the three months ended March 31, 2023 and 2022 was approximately $59,000 and $34,000, respectively.

Note 4 - Asset Retirement Obligations

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

The Company’s asset retirement obligation activity is as follows:

	For the Three Months Ended March 31,
	2023	2022

Asset retirement obligations, beginning of period	$25,000,740	$20,640,599
Revisions	(68,809)	—
Liabilities settled	(190,375)	—
Accretion expense	401,275	330,000
Asset retirement obligation, end of period	$25,142,831	$20,970,599

Note 5 – Commodity Derivative Financial Instruments

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

The following table summarizes the net realized and unrealized gains (losses) reported in earnings related to the commodity derivative instruments for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Gain (Loss) on Derivatives:
Oil derivatives	$(66,823)	$(112,321)

The following represents the Company’s net cash payments on derivatives for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022

Oil derivatives	$(41,187)	$(83,260)

The following table sets forth the Company’s outstanding derivative contracts at March 31, 2023:

	2023
	2nd Quarter	3rd Quarter	4th Quarter

WTI Index Put Options:
Quarterly volume (MBbls)	40.35	41.86	41.00
Floor price (Bbl)	$40.00-$55.00	$40.00-$60.00	$40.00-$50.00

Note 6 – Accounts Receivable

The following table represents the Company’s accounts receivable as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022

Oil and gas receivables	$2,957,597	$3,060,341
Joint interest billings	3,422,417	2,057,719
Receivable from former CEO (See Note 12)	—	2,130,614
Other	124,003	531,565
Total accounts receivable	$6,504,017	$7,780,239

Note 7 – Accrued Expenses

The following table represents the Company’s accrued expenses as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022

Accrued and suspended third-party revenue	$3,862,829	$4,415,311
Accrued salaries and payroll taxes	957,634	3,299,785
Accrued production taxes	650,043	500,481
Income taxes payable	208,898	208,898
Other	601,058	1,036,535
	$6,280,462	$9,461,010

Note 8 – Debt and Long Term Note Payable - Related Party

The following table represents the Company’s outstanding debt as of March 31, 2023 and December 31, 2022:

	As of March 31, 2023	As of December 31, 2022

Senior Revolver Loan Agreement	$5,369,500	$5,869,500

Long Term Note Payable – Related Party	1,073,376	1,076,987

Equipment and vehicle notes, 0% to 9.0% interest rates, due in 2025 to 2027 with monthly payments ranging from $400 to $1,400 per month	296,994	252,924

Note Payable to insurance provider, bears 5.78% interest, matures January 2024, monthly payments of principal and interest of $46,928	409,242	—
Total debt	7,149,112	7,199,411
Less: Current maturities	(2,481,236)	(2,059,309)
Less: Long Term Note Payable – Related Party	(1,073,376)	(1,076,987)
Long-Term debt	$3,594,500	$4,063,115

On July 7, 2021, the Company entered into the Fourth Amendment to its Senior Revolver Loan Agreement with CrossFirst Bank (“CrossFirst”) as further amended by Letter Agreements in conjunction with redetermination dates (“the Amended Agreement”). The maximum amount that can be advanced under the Amended Agreement is $20,000,000 and the existing commitment amount following a February 27, 2023 Letter agreement is $6,180,000 which is reduced by $500,000 per calendar quarter beginning March 31, 2023 and includes interest at Wall Street Journal Prime plus 150 basis points (9.5% as of March 31, 2023). The Amended Agreement matures on May 26, 2024. Collateral for the loan is a lien on all of the assets of Empire Louisiana and Empire North Dakota, wholly owned subsidiaries of the Company, and a first priority mortgage lien, pledge of and security interest in not less than 80% of Empire Louisiana’s and Empire North Dakota’s producing oil, gas and other leasehold and mineral interests. The Amended Agreement requires the Company maintain commodity derivatives at certain thresholds based on projected production and, beginning March 31, 2021, to maintain certain covenants including an EBITDAX to interest expense of at least 3:1 and funded debt to EBITDAX of 4:1 on a trailing twelve-month basis. The current maturities of the Amended Agreement is $2,000,000. The Company was in compliance with the loan covenants at March 31, 2023.

In August 2020, the Company, through its wholly owned subsidiary, Empire Texas, entered into a joint development agreement (the “JDA”) with Petroleum & Independent Exploration, LLC and related entities (“PIE”), a related party (See Note 14), dated August 1, 2020. Under the terms of the JDA, PIE will perform recompletion or workover on specified mutually agreed upon wells (“Workover Wells”) owned by Empire Texas. Concurrent with the JDA with PIE, a related party, the Company entered into a term loan agreement dated August 1, 2020, whereby PIE will loan up to $2,000,000, at an interest rate of 6% per annum, maturing August 7, 2024 unless terminated earlier by PIE. The loan proceeds were used for recompletion or workover of certain designated wells. As part of the JDA, Empire Texas will assign to PIE a combined 85% working and revenue interest in the Workover Wells. Of the assigned interest, 70% working and revenue interest will be used to repay the obligations under the term loan agreement. Once the term loan is repaid, PIE will reassign a 35% working and revenue interest to Empire Texas in each of the Workover Wells and retain a 50% working and revenue interest. To the extent the cash flows from the revenue interest are insufficient to repay the obligations under the term loan, the Company remains required to repay the obligation.

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

Right of use lease expense was approximately $77,600 and $60,000 for the three months ended March 31, 2023 and 2022, respectively. Cash paid for right of use lease was approximately $78,400 and $59,000 for the same periods.

Supplemental balance sheet information related to the right of use leases is as follows:

	March 31, 2023	December 31, 2022

Operating lease asset (included in Other Property and Equipment)	$821,024	$978,548

Current portion of lease liability	$256,975	$256,975
Long-term lease liability	519,852	547,692
Total right of use lease liabilities	$776,827	$804,667

The weighted average remaining term for the Company’s right-of-use leases is 2.8 years.

Maturities of lease liabilities are as follows as of March 31, 2023:

2024	$323,959
2025	311,849
2026	187,852
2027	37,200
2028	3,100
Total lease payments	863,960
Less imputed interest	(87,133)
Total lease obligation	$776,827

Note 10 – Equity

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

Common Stock

On August 27, 2021, the Company’s Board of Directors approved a one-for-four reverse stock split such that every holder of the Company’s common stock would receive one share of common stock for every four shares owned. The reverse stock split was effective as of 6:00 p.m. Eastern Time on March 7, 2022, immediately prior to the Company’s listing of its common stock on the NYSE American.

The holders of shares of common stock are entitled to one vote per share for all matters on which common stockholders are authorized to vote on. Examples of matters that common stockholders are entitled to vote on include, but are not limited to, election of three of the six directors and other common voting situations afforded to common stockholders.

Earnings Per Share

The computation of diluted shares outstanding for the three months ended March 31, 2023, excluded 2,348,009 stock options, warrants, and outstanding RSUs, as their effect would have been anti-dilutive. There were no such anti-dilutive shares outstanding for the three months ended March 31, 2022.

Note 11 – Stock-Based Compensation

The Company recognizes stock-based compensation expense associated with granted stock options and restricted stock units (RSUs). The Company accounts for forfeitures of equity-based incentive awards as they occur. Stock-based compensation expense related to time-based restricted stock units is based on the price of the common stock on the grant date and recognized as vesting occurs. For options, the fair value is determined using the Black-Scholes option valuation assumptions on dividend yield, expected annual volatility, risk free interest rate and an expected useful life. Stock-based compensation is included in General and Administrative expense in the Condensed Consolidated Statements of Operations and is recorded with a corresponding increase in Additional Paid-in Capital within the Condensed Consolidated Balance Sheets.

The following summary reflects nonvested restricted stock unit activity and related information for the three months ended March 31, 2023.

		Weighted Average
	RSUs	Fair Value (a)

Outstanding, December 31, 2022	224,288	$15.42
Granted	—	—
Vested	(11,089)	11.82
Forfeited	(36,701)	15.32
Outstanding, March 31, 2023	176,498	$15.66

(a)	Shares are valued at the grant-date market price.

The following summary reflects stock option activity and related information:

		Weighted Average
	Options	Exercise Price

Outstanding, December 31, 2022	2,379,700	$3.31
Granted	—	—
Cancelled	(373,234)	3.29
Outstanding, March 31, 2023	2,006,466	$2.91

The following table summarizes information about stock options outstanding as of March 31, 2023.

Range of	Options	Weighted Average	Weighted	Options	Weighted
Exercise	Outstanding	Remaining	Average	Exercisable	Average
Prices	at 3/31/23	Contractual Life	Exercise Price	at 3/31/23	Exercise Price

$1.32 to $11.80	2,006,466	6.0 years	$2.91	1,828,960	$2.18

Note 12 – Executive Separation

On March 16, 2023, Thomas W. Pritchard resigned as Chief Executive Officer and a director of the Company to pursue other opportunities. Although not required under Mr. Pritchard’s Employment Agreement with the Company, in recognition of Mr. Pritchard’s past service to the Company, the Company will pay Mr. Pritchard severance benefits in the amount of approximately $360,000, as set forth in Section 4.2 of his Employment Agreement, in one lump sum payment within 30 days after March 23, 2023, rather than in monthly installments. This was accrued as of March 31, 2023, and payment was made in April 2023. The Company is also extending the period under which Mr. Pritchard has the right to exercise his outstanding vested non-qualified stock options from three months after the date of his termination of employment to September 16, 2024.  In addition, Mr. Pritchard has surrendered to the Company 340,234 RSUs and options as satisfaction for the $2.1 million receivable that primarily resulted from incorrect withholdings associated with an April 2022 option exercise by Mr. Pritchard. The Company also has a $2.1 million liability recorded at December 31, 2022, related to withholding payables that were remitted in the first-quarter 2023.

On March 17, 2023, the Board of Directors appointed Michael R. Morrisett to the position of Chief Executive Officer. Mr. Morrisett is not receiving any additional compensation for assuming the role of Chief Executive Officer.

Note 13 – Income Taxes

For all periods presented, the Company’s effective tax rate is 0%. Other than the full year of 2022, the Company has generated net operating losses since inception, which would normally reflect a tax benefit in the condensed consolidated statement of operations and a deferred asset on the condensed consolidated balance sheet. However, because of the current uncertainty as to the Company’s ability to achieve sustained profitability, a valuation reserve has been established that offsets the amount of any tax benefit available for each period presented in the condensed consolidated statements of operations. The following table presents a reconciliation of its effective income tax rate to the U.S. statutory income tax rate for the three months ended March 31, 2023.

	For the Three Months Ended March 31,
	2023		2022
	$	%	$	%

Provision (benefit) at statutory rate	(516,514)	21.0%	760,920	21.0%
State Taxes (net of federal impact)	(118,333)	4.8%	175,736	4.9%
Nondeductible Expenses	(2,460)	0.1%	—	0.0%
Valuation Allowance	637,307	-25.9%	(936,656)	-25.9%
Income tax provision (benefit)	—	0%	—	0%

Note 14 – Related Party Transactions

The Energy Evolution Master Fund, Ltd. (“Energy Evolution”) is a related party of the Company as it beneficially owns approximately 24% of the Company’s outstanding shares of common stock as of March 31, 2023. Additionally, a board member of Energy Evolution was appointed to the Company’s board in October 2021. This board member separately beneficially owns approximately 17% of the Company’s outstanding shares of common stock as of March 31, 2023. The board member also is a majority owner of PIE. In October 2021 another Energy Evolution member was appointed to the Company’s board of directors.

In March 2021, the majority owner of PIE, through the exercise of warrants, became a significant shareholder of the Company’s outstanding shares of stock. The Company has a joint development agreement with PIE to perform recompletion or workover on specified mutually agreed upon wells. As of March 31, 2023, the Company has incurred obligations of approximately $1.1 million as a part of the joint development agreement (See Note 8).

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
14

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

Note 16 – Subsequent Events

In May 2023, the Company signed an agreement for the purchase of additional working interests in its New Mexico properties for $6.7 million. The acquisition is expected to close in summer of 2023.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q, including this section, includes certain statements that may be deemed “forward-looking statements” within the meaning of federal securities laws. All statements, other than statements of historical facts, which address activities, events, or developments that the Company expects, believes, or anticipates will or may occur in the future, including future sources of financing and other possible business developments, are forward-looking statements. Such statements are subject to a number of assumptions, risks and uncertainties and could be affected by a number of distinct factors, including the Company’s failure to secure short and long-term financing necessary to sustain and grow its operations, increased competition, changes in the markets in which the Company participates and the technology utilized by the Company and new legislation regarding environmental matters. These risks and other risks that could affect the Company's business are more fully described in reports the Company files with the SEC, including its Annual Report on Form 10-K for the year ended December 31, 2022. Actual results may vary materially from the forward-looking statements. The Company undertakes no duty to update any of the forward-looking statements in this Form 10-Q.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to use judgment to make estimates and assumptions that affect certain amounts reported in the consolidated financial statements. As additional information becomes available, these estimates and assumptions are subject to change and thus impact amounts reported in the future. Critical accounting policies are those accounting policies that involve judgment and uncertainties affecting the application of those policies and the likelihood that materially different amounts would be reported under different conditions or using differing assumptions. Management periodically updates the estimates used in the preparation of the financial statements based on management’s latest assessment of the current and projected business and general economic environment. There have been no significant changes to the Company’s critical accounting policies during the three months ended March 31, 2023.

Liquidity

As of March 31, 2023, the Company had approximately $6.8 million of cash on hand and approximately $300,000 available on its Credit Facility.  For additional information regarding the Credit Facility, see Note 8 to the Condensed Consolidated Financial Statements included in this report. The Company expects to incur costs related to limited drilling activities in core areas as well as future oil and natural gas acquisitions in core areas.  It is expected that management will use a combination of cash on hand, cash flows from operations as well as seeking additional debt and/or equity funding for these acquisitions, capital programs and to fund ongoing operations.

Working Capital

Working capital (presented below) decreased by approximately $2.8 million between December 31, 2022 and March 31, 2023. This change is primarily a result of a weaker pricing environment in the first three months of 2023 coupled with the capital expenditures in in North Dakota. Additionally, the Company incurred significant workover expense in the three months ended March 31, 2023.

	March 31,	December 31,
	2023	2022

Current Assets	$17,035,527	$22,734,973
Current Liabilities	14,751,986	17,620,660
Working Capital	$2,283,541	$5,114,313

Cash Flows

	Three Months Ended March 31,
Cash Flows Provided By (Used In):	2023	2022	Variance
Operating Activities	$(5,066,714)	$3,060,704	$(8,127,418)
Investing Activities	455,281	(956,514)	1,411,795
Financing Activities	(569,136)	(362,452)	(206,684)

Cash Flows from Operating Activities

The impact of lower commodity prices in 2023 contributed to the decrease in cash flows as well as a $2.1 million payment for withholding obligations on an option exercise (see Note 12). The Company had net income in the first three months of 2022 primarily driven by higher commodity pricing and increasing cash provided by operating activities.

Cash Flows from Investing Activities

In 2022, we began recompletions and other capitalizable efforts in multiple states as we sought to bring production online from existing wells and bring on new production from sidetrack drilling in North Dakota. The activity continued into 2023 and was the primary driver of $2.2 million of capital expenditures. As part of the XTO acquisition, we entered into an agreement to create a sinking fund for future plugging liabilities, paying approximately $4.8 million into that fund in 2021 and 2022. In 2022, we were able to negotiate for the release of the sinking fund requirement and received $2.0 million in 2022. The remaining $2.8 million of the sinking fund balance was returned to us in 2023.

Cash Flows from Financing Activities

For the three months ended March 31, 2023, the Company made principal payments on debt of approximately $500,000.

Capital Resources

Capital Expenditures

For the three months ended March 31, 2023, the Company spent approximately $2.2 million on additions to oil and natural gas properties and primarily reflects well enhancement projects in North Dakota and non-operated drilling. We anticipate a significant capital program in 2023 that will be funded with cash on hand, cash flows from operations, and/or debt issuances.

Production and Operating Data

The following table sets forth a summary of the Company’s production and operating data for the three months ended March 31, 2023 and 2022. Because of normal production declines, increased or decreased production due to future acquisitions, divestitures, and development, and fluctuations in commodity prices, the historical information presented below should not be interpreted as being indicative of future results.

	Three Months Ended March 31,
	2023	2022
Production and Operating Data:
Net Production Volumes:
Oil (Bbl)	120,257	114,255
Natural gas (Mcf)	231,218	213,945
Natural gas liquids (Bbl)	39,756	40,152
Total (Boe)	198,549	190,064

Average Price per Unit:
Oil (Bbl)	$74.33	$91.17
Natural gas (Mcf)	$2.84	$4.13
Natural gas liquids (Bbl)	$12.70	$30.27
Total (Boe)	$50.87	$65.85

Operating Costs and Expenses per Boe:
Lease operating expense	$32.84	$24.06
Production and ad valorem taxes	$3.82	$4.74
Depreciation, depletion, amortization and accretion	$5.16	$4.02
General & administrative	$20.01	$12.92

Bbl – One stock tank barrel, of 42 U.S. gallons liquid volume, used herein in reference to oil, condensate, or natural gas liquids.

Mcf – One thousand cubic feet of natural gas.

Boe – One barrel of oil equivalent, a standard convention used to express oil and natural gas volumes on a comparable oil equivalent basis. Natural gas equivalents are determined under the relative energy content method by using the ratio of 6.0 Mcf of natural gas to 1.0 Bbl of oil or condensate.

Three Months Ended March 31, 2023 and 2022

Results of Operations

The following table reflects the Company’s summary operating information. Because of normal production declines, increased or decreased drilling activity and the effects of acquisitions, the historical information presented below should not be interpreted as indicative of future results.

	Three Months Ended March 31,
	2023	2022	Variance	Variance %

Oil Revenues	$8,938,715	$10,416,422	$(1,477,707)	-14%
Natural Gas Revenues	656,035	883,902	(227,867)	-26%
NGL Revenues	504,954	1,215,494	(710,540)	-58%
Total Product Revenues	10,099,704	12,515,818

Lease Operating Expense	6,520,163	4,572,401	1,947,762	43%
Production and Ad Valorem Taxes	758,114	901,238	(143,124)	-16%
Depreciation, Depletion, Amortization and Accretion	1,023,764	764,446	259,318	34%
General and Administrative Expenses (excluding stock based compensation)	3,023,279	2,079,096	944,183	45%
Stock-based Compensation	949,639	376,284	573,355	152%

Interest Expense	237,299	110,648	126,651	114%

Operating Income (Loss)	(2,222,714)	3,734,075	(5,956,789)	NM
Net Income (Loss)	(2,459,591)	3,623,427	(6,083,018)	NM

NM: A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change that is greater than 200.

Revenues

Revenues for the three-month period decreased over the same period as the prior year primarily due to decreased realized oil and natural gas pricing despite higher sales volumes.

Realized oil pricing for the three months ended March 31, 2023, was approximately $74 per barrel, while realized pricing for the same period in the prior year was approximately $91, a decrease in price of approximately 19%.

Realized natural gas pricing for the three months ended March 31, 2023, was approximately $3 per mcf, while realized pricing for the same period in the prior year was approximately $4, a decrease in price of approximately 31%.

Net oil sales volumes were approximately 120,000 Bbls for the three months ended March 31, 2023, an increase of approximately 5% over the same period in the prior year.

Net gas sales volumes were approximately 231,000 mcf for the three months ended March 31, 2023, an increase of approximately 8% over the same period in the prior year.

Lease Operating Expense and Production Taxes

Lease operating expense was higher in 2023 due in part to higher workover activity in the first quarter of 2023 coupled with higher production. Lease operating expenses includes approximately $2.7 million workover expense for the three months ended March 31, 2023 as compared to $1.5 million for the same period in 2022. Part of the higher workover expense was in North Dakota as the Company continued to work over wells in the state to enhance production alongside capital recompletions and sidetrack drilling started in 2022.

Depreciation, Depletion, Amortization and Accretion

The higher DD&A in 2023 is due in part to the increase in production as well as the impact of the capitalized costs associated with the activity in North Dakota.

General and Administrative Expense

General and administrative expenses in 2023 includes $360,000 of severance expense for the former CEO (see Note 12) along with higher legal and professional expense, board compensation and an increase in salaries and benefits period over period. The three months ended March 31, 2022 includes a $650,000 expense accrual related to a sales tax audit.

Stock-based Compensation

The Company utilizes stock-based compensation to compensate members of management and retain talented personnel. The Company anticipates stock-based compensation to continue to be utilized in 2023 and beyond to attract and retain talented personnel and compensate Board members and consultants.

Interest Expense

Cash-based interest expense increased despite a decrease in the Company’s Credit Facility due to an increase in interest rate from 5.0% at March 31, 2022 to 9.5% at March 31, 2023.

Item 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4.         CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation under the supervision and participation of the Company's Chief Executive Officer and Chief Financial Officer, along with the Company’s management, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Securities Exchange Act Rules 13a - 15(e). Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures as of the end of the period covered by this report were not effective due to a material weakness identified below. As described in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2023, the Company’s Chief Executive Officer and Principal Financial Officer concluded that, as of December 31, 2022, the Company’s internal control over financial reporting was not effective at a reasonable assurance level due to a material weakness as the Company did not have sufficient resources in its accounting function, which restricts the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner.

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

Changes in Internal Control Over Financial Reporting

While we continue to implement design enhancements to our internal control procedures, we believe that other than the changes described above regarding the ongoing remediation efforts, there were no changes to our internal control over financial reporting during the three months ended March 31, 2023, which were identified in connection with the evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  It is management’s expectation that the Company will implement enhanced controls throughout 2023 with additional controls implemented as they are identified by the outside consultants. Management will continue to diligently and rigorously review the financial reporting controls and procedures on an ongoing basis.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

For information regarding legal proceedings, see Note 15 of the Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Rule 13a - 14 (a)/15(d) - 14(a) Certification of Michael R. Morrisett, Chief Executive Officer (submitted herewith).

31.2	Rule 13a - 14 (a)/15(d) - 14(a) Certification of Stephen L. Faulkner, Chief Financial Officer (submitted herewith).

32.1	Section 1350 Certification of Michael R. Morrisett, Chief Executive Officer (submitted herewith).

32.2	Section 1350 Certification of Stephen L. Faulkner, Chief Financial Officer (submitted herewith).

101	Financial Statements for Inline XBRL format (submitted herewith).

104	Cover Page Interactive Data File (embedded within Inline XBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Empire Petroleum Corporation

Date: May 15, 2023	By:	/s/ Michael R. Morrisett
Michael R. Morrisett
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 15, 2023	By:	/s/ Stephen L. Faulkner, Jr
Stephen L. Faulkner, Jr
Chief Financial Officer and Chief Accounting Officer
(Principal Financial Officer)

