Form 10-Q
period 2023-06-30
EMPIRE PETROLEUM CORP
filed 2023-08-14
CIK 887396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from: ____________to ____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the registrant's common stock, $0.001 par value, outstanding as of the latest practicable date of August 9, 2023 was 22,723,780

EMPIRE PETROLEUM CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.       Condensed Consolidated Financial Statements (Unaudited)

EMPIRE PETROLEUM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2023	2022
ASSETS
Current Assets:
Cash	$1,294,850	$11,944,442
Accounts Receivable	7,693,297	7,780,239
Derivative Instruments	26,511	121,584
Inventory	1,538,429	1,840,274
Prepaids	1,464,599	1,048,434
Total Current Assets	12,017,686	22,734,973

Property and Equipment:
Oil and Natural Gas Properties, Successful Efforts	69,985,772	63,986,339
Less: Accumulated Depreciation, Depletion and Impairment	(21,336,969)	(20,116,696)
Total Oil and Gas Properties, Net	48,648,803	43,869,643
Other Property and Equipment, Net	1,526,558	1,441,529
Total Property and Equipment, Net	50,175,361	45,311,172

Sinking Fund	—	2,779,000
Utility and Other Deposits	746,886	719,930

Total Assets	$62,939,933	$71,545,075

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$4,158,650	$5,843,366
Accrued Expenses	5,815,927	9,461,010
Current Portion of Lease Liability	310,422	256,975
Current Portion of Long-Term Debt	2,315,816	2,059,309
Total Current Liabilities	12,600,815	17,620,660

Long-Term Debt	2,994,500	4,063,115
Long-Term Note Payable - Related Party (Note 8)	1,060,004	1,076,987
Long-Term Lease Liability	513,853	547,692
Asset Retirement Obligations	27,455,066	25,000,740
Total Liabilities	44,624,238	48,309,194

Commitments and Contingencies (Note 15)	—	—

Stockholders' Equity:
Series A Preferred Stock - $.001 Par Value, 10,000,000 Shares Authorized, 6 and 6 Shares Issued and Outstanding, Respectively	—	—
Common Stock - $.001 Par Value, 190,000,000 Shares Authorized, 22,124,592 and 22,093,503 Shares Issued and Outstanding, Respectively	81,646	81,615
Additional Paid-in Capital	75,307,762	75,303,479
Accumulated Deficit	(57,073,713)	(52,149,213)
Total Stockholders' Equity	18,315,695	23,235,881

Total Liabilities and Stockholders' Equity	$62,939,933	$71,545,075

See accompanying notes to condensed consolidated financial statements.

EMPIRE PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Oil Sales	$9,147,611	$13,329,366	$18,086,326	$23,745,788
Gas Sales	248,686	1,321,896	904,721	2,205,798
Natural Gas Liquids Sales	362,181	1,041,136	867,135	2,256,630
Total Product Revenues	9,758,478	15,692,398	19,858,182	28,208,216
Other	18,361	24,913	37,725	48,956
Loss on Derivatives	(66,657)	(23,893)	(133,480)	(136,214)
Total Revenue	9,710,182	15,693,418	19,762,427	28,120,958

Costs and Expenses:
Lease Operating Expense (Including Workovers)	7,099,000	4,656,901	13,619,163	9,229,302
Production and Ad Valorem Taxes	721,275	1,137,841	1,479,389	2,039,079
Depletion, Depreciation & Amortization	711,042	455,799	1,333,531	890,245
Accretion of Asset Retirement Obligation	405,361	336,488	806,636	666,488
General and Administrative Expense:
General and Administrative Expense	1,894,204	2,795,548	4,917,483	4,874,650
Stock-Based Compensation	1,180,806	486,904	2,130,445	863,182
Total General and Administrative Expense	3,075,010	3,282,452	7,047,928	5,737,832

Total Costs and Expenses	12,011,688	9,869,481	24,286,647	18,562,946

Operating Income (Loss)	(2,301,506)	5,823,937	(4,524,220)	9,558,012

Other Income and (Expense):
Interest Expense	(184,887)	(111,785)	(422,186)	(222,433)
Other Income (Expense)	21,484	(177,872)	21,906	(177,872)
Income (Loss) Before Income Taxes	(2,464,909)	5,534,280	(4,924,500)	9,157,707

Income Tax (Provision) Benefit	—	—	—	—

Net Income (Loss)	$(2,464,909)	$5,534,280	$(4,924,500)	$9,157,707

Net Income (Loss) per Common Share:
Basic	$(0.11)	$0.27	$(0.22)	$0.45
Diluted	$(0.11)	$0.24	$(0.22)	$0.41
Weighted Average Number of Common Shares Outstanding:
Basic	22,105,704	20,424,970	22,101,264	20,145,955
Diluted	22,105,704	23,294,723	22,101,264	22,233,826

See accompanying notes to condensed consolidated financial statements.

EMPIRE PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Three and Six Months Ended June 30, 2023 and 2022

(Unaudited)

					Additional
	Common Stock		Preferred Stock		Paid-In	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total
Balances, December 31, 2022	22,093,503	$81,615	6	$—	$75,303,479	$(52,149,213)	$23,235,881

Net Loss	—	—	—	—	—	(2,459,591)	(2,459,591)

Impact of Former CEO settlement	—	—	—	—	(2,126,131)	—	(2,126,131)

Stock-Based Compensation	11,089	11	—	—	949,628	—	949,639

Balances, March 31, 2023	22,104,592	$81,626	6	$—	$74,126,976	(54,608,804)	$19,599,798

Net Loss	—	—	—	—	—	(2,464,909)	(2,464,909)

Stock-Based Compensation	20,000	20	—	—	1,180,786	—	1,180,806

Balances, June 30, 2023	22,124,592	$81,646	6	$—	$75,307,762	$(57,073,713)	$18,315,695

					Additional
	Common Stock		Preferred Stock		Paid-In	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total
Balances, December 31, 2021	19,840,648	$79,362	—	$—	$68,988,134	$(59,233,343)	$9,834,153

Net Income	—	—	—	—	—	3,623,427	3,623,427

Issuance of Preferred Stock	—	—	6	—	6	—	6

Warrants Exercised	48,750	195	—	—	97,305	—	97,500

Stock-Based Compensation	—	—	—	—	376,278	—	376,278

Balances, March 31, 2022	19,889,398	$79,557	6	$—	$69,461,723	$(55,609,916)	$13,931,364

Net Income	—	—	—	—	—	5,534,280	5,534,280

Options and Warrants Exercised	1,553,895	1,554	—	—	2,885,629	—	2,887,183

Stock-Based Compensation	—	—	—	—	486,904	—	486,904

Balances, June 30, 2022	21,443,293	$81,111	6	$—	$72,834,256	$(50,075,636)	$22,839,731

See accompanying notes to condensed consolidated financial statements.

EMPIRE PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2023	2022
Cash Flows From Operating Activities:
Net Income (Loss)	$(4,924,500)	$9,157,707

Adjustments to Reconcile Net Income (Loss) to Net Cash
Provided By Operating Activities:
Stock-Based Compensation	2,130,445	863,187
Amortization of Right of Use Assets	163,785	90,607
Depreciation, Depletion and Amortization	1,333,531	890,245
Accretion of Asset Retirement Obligation	806,636	666,488
(Gain) Loss on Derivatives	133,480	136,214
Settlement on or Purchases of Derivative Instruments	(41,187)	(160,891)
Change in Operating Assets and Liabilities:
Accounts Receivable	(2,039,189)	(1,113,084)
Inventory, Oil in Tanks	(265,802)	(154,709)
Prepaids, Current	708,549	139,596
Other Long-Term Assets and Liabilities	(650,134)	(156,211)
Accounts Payable	(1,697,939)	(1,004,576)
Accrued Expenses	(3,642,305)	1,689,515
Net Cash Provided By (Used In) Operating Activities	(7,984,630)	11,044,088

Cash Flows From Investing Activities:
Acquistion of Oil and Natural Gas Properties	—	(2,205,000)
Deposit for Acquistion of Oil and Natural Gas Properties	(670,000)	—
Additions to Oil and Natural Gas Properties	(3,127,847)	(1,226,876)
Purchase of Other Fixed Assets	(153,036)	(118,608)
Cash Paid for Right of Use Assets	(204,105)	(91,235)
Sinking Fund Deposit	2,779,000	(640,000)
Net Cash Provided By (Used In) Investing Activities	(1,375,988)	(4,281,719)

Cash Flows From Financing Activities:
Principal Payments of Debt	(1,288,974)	(922,388)
Proceeds from Option and Warrant Exercise	—	2,984,683
Net Cash Provided By (Used In) Financing Activities	(1,288,974)	2,062,295

Net Change in Cash	(10,649,592)	8,824,664

Cash - Beginning of Period	11,944,442	3,611,871

Cash - End of Period	$1,294,850	$12,436,535

Supplemental Cash Flow Information:
Cash Paid for Interest	$272,471	$180,404

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

Fair Value Measurements

The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement (ASC Topic 820), defines fair value, establishes a consistent framework for measuring fair value and establishes a fair value hierarchy based on the observability of inputs used to measure fair value.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve a degree of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instrument’s complexity. The Company reflects transfers between the three levels at the beginning of the reporting period in which the availability of observable inputs no longer justifies classification in the original level. There were no transfers between fair value hierarchy levels for the period ended June 30, 2023.

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

Fair Value on a Nonrecurring Basis

The Company applies the provisions of fair value measurement on a non-recurring basis to its non-financial assets and liabilities, including oil and gas properties and asset retirement obligations. These assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments if events or changes in certain circumstances indicate that adjustments may be necessary. No triggering events that require assessment of such items were observed during the six months ended June 30, 2023.

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

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses. This ASU, as further amended, affects trade receivables, financial assets and certain other instruments that are not measured through net income. This ASU will replace the currently required incurred loss approach with an expected loss model for instruments measured at amortized cost and is effective for financial statements issued for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The adoption of this ASU on January 1, 2023 by the Company did not have a material impact on the Company’s consolidated financial statements since the Company does not have a history of material credit losses.

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The amendments in this ASU affect entities that issue convertible instruments and/or contracts in an entity’s own equity. The amendments in this ASU primarily affect convertible instruments issued with beneficial conversion features or cash conversion features because the accounting models for those specific features are removed. However, all entities that issue convertible instruments are affected by the amendments to the disclosure requirements of this ASU. For contracts in an entity’s own equity, the contracts primarily affected are freestanding instruments and embedded features that are accounted for as derivatives under the current guidance because of failure to meet the settlement conditions of the derivatives scope exception related to certain requirements of the settlement assessment. Also affected is the assessment of whether an embedded conversion feature in a convertible instrument qualifies for the derivatives scope exception. Additionally, the amendments in this ASU affect the diluted EPS calculation for instruments that may be settled in cash or shares and for convertible instruments. The amendments in this ASU are effective for public business entities, excluding entities eligible to be smaller reporting companies, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Board specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. The Board decided to allow entities to adopt the guidance through either a modified retrospective method of transition or a fully retrospective method of transition. The Company is analyzing the effect that adoption will have but does not currently expect a material impact as a result of adopting these standards.

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

In May 2023, the Company signed an agreement for the purchase of additional working interests in its New Mexico properties and remitted a deposit of $670,000. The acquisition closed on August 9, 2023 (See Note 16).

Proved Properties and Impairments

Proved oil and natural gas properties are reviewed for impairment at least annually, or as indicators of impairment arise. There have been no indicators of impairment during the six months ended June 30, 2023.

Aggregate capitalized costs of oil and natural gas properties are as follows:

	June 30, 2023	December 31, 2022
Proved properties	$67,020,351	$52,831,131
Unproved properties	2,965,421	2,865,556
Work in process	—	8,289,652
Gross capitalized costs	69,985,772	63,986,339

Depreciation, depletion, amortization and impairment	(21,336,969)	(20,116,696)
Total oil and gas properties, net	$48,648,803	$43,869,643

Depletion and amortization expense for the three months ended June 30, 2023 and 2022 was approximately $657,000 and $430,000, respectively. Depletion and amortization expense for the six months ended June 30, 2023 and 2022 was approximately $1,221,000 and $830,000, respectively.

Other property and equipment consists of operating lease assets, vehicles, office furniture, and equipment with lives ranging from three to five years.

	June 30, 2023	December 31, 2022
Other property and equipment, at cost	$2,312,404	$1,878,325
Less: accumulated depreciation	(785,846)	(436,796)
Other property and equipment, net	$1,526,558	$1,441,529

Depreciation expense for the three months ended June 30, 2023 and 2022 was approximately $54,000 and $26,000, respectively. Depreciation expense for the six months ended June 30, 2023 and 2022 was approximately $113,000 and $59,000, respectively.

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

The Company’s asset retirement obligation activity is as follows:

	For the Six Months Ended June 30,
	2023	2022
Asset retirement obligations, beginning of period	$25,000,740	$20,640,599
Additions	—	233,659
Liabilities settled	(656,249)	(160,958)
Revisions	2,303,939	—
Accretion expense	806,636	666,488
Asset retirement obligation, end of period	$27,455,066	$21,379,788

The revisions in 2023 primarily reflect cost revision estimates to wells in New Mexico based on 2023 plugging activity.

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

The following table summarizes the net realized and unrealized losses reported in earnings related to the commodity derivative instruments for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Losses on Derivatives:
Oil derivatives	$(66,657)	$(23,893)	$(133,480)	$(136,214)

The following represents the Company’s net cash payments related derivatives for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Oil derivatives	$—	$(77,631)	$(41,187)	$(160,891)

The following table sets forth the Company’s outstanding derivative contracts at June 30, 2023:

	3rd Quarter 2023	4th Quarter 2023

WTI Index Put Options:
Quarterly volume (MBbls)	41.86	41.00
Floor price (Bbl)	$40.00-$60.00	$40.00-$50.00

In July 2023, the Company entered into WTI oil fixed price swaps with a total notional volume of approximately 90,000 barrels over the next 12 months at a fixed price of $72.15 per barrel.

Note 6 – Accounts Receivable

The following table represents the Company’s accounts receivable as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022

Oil and gas receivables	$3,011,511	$3,060,341
Joint interest billings	4,577,420	2,057,719
Receivable from former CEO (See Note 12)	—	2,130,614
Other	104,366	531,565
Total accounts receivable	$7,693,297	$7,780,239

Note 7 – Accrued Expenses

The following table represents the Company’s accrued expenses as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Accrued and suspended third-party revenue	$4,000,021	$4,415,311
Accrued salaries and payroll taxes	623,619	3,299,785
Accrued production taxes	725,996	500,481
Income taxes payable	226,898	208,898
Other	239,393	1,036,535
	$5,815,927	$9,461,010

Note 8 – Debt and Long Term Note Payable - Related Party

The following table represents the Company’s outstanding debt as of June 30, 2023 and December 31, 2022:

	As of June 30, 2023	As of December 31, 2022

Senior Revolver Loan Agreement	$4,869,500	$5,869,500

Long Term Note Payable – Related Party	1,060,004	1,076,987

Equipment and vehicle notes, 0% to 9.0% interest rates, due in 2025 to 2027 with monthly payments ranging from $400 to $1,400 per month	167,988	252,924

Note Payable to insurance provider, bears 5.78% interest, matures January 2024, monthly payments of principal and interest of $46,928	272,828	—
Total debt	6,370,320	7,199,411
Less: Current maturities	(2,315,816)	(2,059,309)
Less: Long Term Note Payable – Related Party	(1,060,004)	(1,076,987)
Long-Term debt	$2,994,500	$4,063,115

On July 7, 2021, the Company entered into the Fourth Amendment to its Senior Revolver Loan Agreement with CrossFirst Bank (“CrossFirst”) as further amended by Letter Agreements in conjunction with redetermination dates (“the Amended Agreement” or “Credit Facility”). The borrowers under this Amended Agreement are Empire Louisiana, LLC and Empire North Dakota, LLC (collectively the “Borrowers”) and Empire is the guarantor. The maximum amount that can be advanced under the Amended Agreement is $20,000,000 and the existing commitment amount following an August 9, 2023 amendment agreement is $5,180,000 which is reduced by $500,000 per calendar quarter and includes interest at Wall Street Journal Prime plus 150 basis points (9.75% as of June 30, 2023). The Amended Agreement, which originally matured on May 26, 2024, has been extended to August 23, 2024 through the August 9, 2023 amendment. Collateral for the loan is a lien on all of the assets of Empire Louisiana and Empire North Dakota, wholly owned subsidiaries of the Company, and a first priority mortgage lien, pledge of and security interest in not less than 80% of Empire Louisiana’s and Empire North Dakota’s producing oil, gas and other leasehold and mineral interests. The Amended Agreement requires the Borrowers maintain commodity derivatives at certain thresholds based on projected production and, beginning March 31, 2021, to maintain certain covenants including an EBITDAX to interest expense of at least 3:1 and funded debt to EBITDAX of 4:1 on a trailing twelve-month basis. Beginning with the quarter ending September 30, 2023, the funded debt to EBITDAX is a maximum of 3:1 on a trailing twelve-month basis and an additional covenant of a 1:1 current ratio. The current maturities of the Amended Agreement is $2,000,000. The Company was in compliance with the loan covenants at June 30, 2023.

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

Note 9 - Leases

As a lessee, the Company leases its corporate office headquarters in Tulsa, Oklahoma and one field office. The leases expire between 2024 and 2027. The corporate office has an option to renew for an additional five-year term. The option to renew the lease is generally not considered reasonably certain to be exercised. Therefore, the period covered by such optional period is not included in the determination of the term of the lease and the lease payments during these periods are similarly excluded from the calculation of right-of-use lease asset and lease liability balances.

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

Right-of-use lease expense was approximately $164,000 and $122,000 for the six months ended June 30, 2023 and 2022, respectively. Cash paid for right-of-use leases was approximately $164,000 and $122,000 for the same periods.

Supplemental balance sheet information related to the right-of-use leases is as follows:

	June 30, 2023	December 31, 2022
Operating lease asset - net (included in Other Property and Equipment)	$845,351	$776,219

Current portion of lease liability	$310,422	$256,975
Long-term lease liability	513,853	547,692
Total right-of-use lease liabilities	$824,275	$804,667

The weighted average remaining term for the Company’s right-of-use leases is 2.6 years.

Maturities of lease liabilities are as follows as of June 30, 2023:

Year 1	$365,068
Year 2	338,259
Year 3	180,747
Year 4	31,000
Year 5	—
Total lease payments	915,074
Less imputed interest	(90,799)
Total lease obligation	$824,275

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

Series A Voting Preferred Stock

On March 8, 2022, the Company formalized the issuance of preferred stock as was required under the terms of the Company's May 2021 financing agreements with Energy Evolution Master Fund, Ltd. (“Energy Evolution” or the “Fund”) and issued six shares of Series A Voting Preferred Stock. The Series A Voting Preferred Stock was issued in connection with the strategic investment in the Company by the Fund. For so long as the Series A Voting Preferred Stock is outstanding, the Company’s Board of Directors will consist of six directors. Three of the directors are designated as the Series A Directors and the three other directors (each, a “common director”) are elected by the holders of common stock and/or any preferred stock (other than the Series A Voting Preferred Stock) granted the right to vote on the common directors. Any Series A Director may be removed with or without cause but only by the affirmative vote of the holders of a majority of the Series A Voting Preferred Stock voting separately and as a single class. The holders of the Series A Voting Preferred Stock have the exclusive right, voting separately and as a single class, to vote on the election, removal and/or replacement of the Series A Directors. Holders of common stock or other preferred stock do not have the right to vote on the Series A Directors. The approval of the holders of the Series A Voting Preferred Stock, voting separately and as a single class, is required to authorize any resolution or other action to issue or modify the number, voting rights or any other rights, privileges, benefits, or characteristics of the Series A Voting Preferred Stock, including without limitation, any action to modify the number, structure and/or composition of the Company’s current Board of Directors.

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

Earnings Per Share

The computation of diluted shares outstanding for the three and six months ended June 30, 2023, respectively, excluded 2,102,635 and 2,153,158 stock options, warrants, and outstanding RSUs, as their effect would have been anti-dilutive. There were no such anti-dilutive shares outstanding for the three and six months ended June 30, 2022.

Note 11 – Stock-Based Compensation

The Company recognizes stock-based compensation expense associated with granted stock options and restricted stock units (RSUs). The Company accounts for forfeitures of equity-based incentive awards as they occur. Stock-based compensation expense related to time-based restricted stock units is based on the price of the common stock on the grant date and recognized as vesting occurs. For options, the fair value is determined using the Black-Scholes option valuation assumptions on dividend yield, expected annual volatility, risk-free interest rate and an expected useful life. Stock-based compensation is recorded with a corresponding increase in Additional Paid-in Capital within the Condensed Consolidated Balance Sheets.

The following summary reflects nonvested restricted stock unit activity and related information for the six months ended June 30, 2023.

		Weighted Average
	RSUs	Fair Value (a)
Outstanding, December 31, 2022	224,288	$15.42
Granted	127,630	11.29
Vested	(31,089)	17.47
Forfeited	(36,701)	15.32
Outstanding, June 30, 2023	284,128	$11.48

(a)	Shares are valued at the grant-date market price.

The following summary reflects stock option activity and related information:

		Weighted Average
	Options	Exercise Price
Outstanding, December 31, 2022	2,379,700	$3.31
Granted	324,000	11.08
Cancelled	(373,234)	3.29
Outstanding, June 30, 2023	2,330,466	$4.05

The following table summarizes information about stock options outstanding as of June 30, 2023.

Range of	Options	Weighted Average	Weighted	Options	Weighted
Exercise	Outstanding	Remaining	Average	Exercisable	Average
Prices	at 6/30/23	Contractual Life	Exercise Price	at 6/30/23	Exercise Price

$1.32 to $12.36	2,330,466	5.75 years	$4.05	1,868,960	$2.33

Note 12 – Executive Separation

On March 16, 2023, Thomas W. Pritchard resigned as Chief Executive Officer and a director of the Company to pursue other opportunities. Although not required under Mr. Pritchard’s Employment Agreement with the Company, in recognition of Mr. Pritchard’s past service to the Company, the Company will pay Mr. Pritchard severance benefits in the amount of approximately $360,000, as set forth in Section 4.2 of his Employment Agreement, in one lump sum payment within 30 days after March 23, 2023, rather than in monthly installments. This was accrued as of March 31, 2023, and payment was made in April 2023. The Company also extended the period under which Mr. Pritchard has the right to exercise his outstanding vested non-qualified stock options from three months after the date of his termination of employment to September 16, 2024.  In addition, Mr. Pritchard has surrendered to the Company 340,234 RSUs and options as satisfaction for the $2.1 million receivable that primarily resulted from incorrect withholdings associated with an April 2022 option exercise by Mr. Pritchard. The Company also had a $2.1 million liability recorded at December 31, 2022, related to withholding payables that were remitted in 2023.

On March 17, 2023, the Board of Directors appointed Michael R. Morrisett to the position of Chief Executive Officer. Mr. Morrisett did not receive any additional compensation for assuming the role of Chief Executive Officer.

Note 13 – Income Taxes

For all periods presented, the Company’s effective tax rate is 0%. Other than the full year of 2022, the Company has generated net operating losses since inception, which would normally reflect a tax benefit in the Condensed Consolidated Statement of Operations and a deferred asset on the Condensed Consolidated Balance Sheet. However, because of the current uncertainty as to the Company’s ability to achieve sustained profitability, a valuation reserve has been established that offsets the amount of any tax benefit available for each period presented in the Condensed Consolidated Statements of Operations. The following table presents a reconciliation of its effective income tax rate to the U.S. statutory income tax rate for the three and six months ended June 30, 2023.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023		2022		2023		2022
	$	%	$	%	$	%	$	%

Provision (benefit) at statutory rate	(517,631)	21.0%	1,162,199	21.0%	(1,034,145)	21.0%	1,923,118	21.0%
State Taxes (net of federal impact)	(118,589)	4.8%	268,413	4.9%	(236,923)	4.8%	444,149	4.9%
Nondeductible Expenses	1,972	-0.1%	—	0.0%	3,940	-0.1%	—	0.0%
Valuation Allowance	634,248	-25.7%	(1,430,612)	-25.9%	1,267,128	-25.7%	(2,367,267)	-25.9%
Income tax provision (benefit)	—	0%	—	0%	—	0%	—	0%

Note 14 – Related Party Transactions

Energy Evolution is a related party of the Company as it beneficially owns approximately 24% of the Company’s outstanding shares of common stock as of June 30, 2023. Additionally, a board member of Energy Evolution was appointed to the Company’s board in October 2021. This board member separately beneficially owns approximately 17% of the Company’s outstanding shares of common stock as of June 30, 2023. The board member also is a majority owner of PIE. In October 2021 another Energy Evolution member was appointed to the Company’s board of directors.

In March 2021, the majority owner of PIE, through the exercise of warrants, became a significant shareholder of the Company’s outstanding shares of stock. The Company has a joint development agreement with PIE to perform recompletion or workover on specified mutually agreed upon wells. As of June 30, 2023, the Company has incurred obligations of approximately $1.1 million as a part of the joint development agreement (See Note 8).

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

Note 16 – Subsequent Events

In July 2023, the Company’s Chief Operating Officer separated from the Company and will receive severance of $145,000 over the next six months.

In July 2023, Energy Evolution exercised its warrants for 500,000 shares of common stock for $5.00 per share. The Company received $2.5 million in July 2023.

On August 9, 2023, the Company and EEF Acquisition Company LLC (“EEF Acquisition”) a subsidiary of Energy Evolution collectively acquired additional working interests in certain of the Company’s New Mexico properties.  The total purchase price was $6.7 million.  EEF Acquisition paid $5.0 million of the purchase price and was assigned an undivided 90% ownership interest of the acquired interests. The Company has a three-year option to purchase EEF Acquisition’s interest (“Purchase Option”). In exchange for the Purchase Option, the Company will initially issue 67,000 shares of common stock. To the extent the Purchase Option is not exercised, the Company will issue an additional 42,000 shares of common stock in each of the two successive periods prior to the end of the one-year period then in effect. The Purchase Option may be exercised by the Company at any time during the one-year period then in effect by sending written notice to Energy Evolution prior to the expiration of such one-year period.

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

Overview

Our primary business is the optimization of developed production of oil and gas interests. We have incurred significant losses from operations in years prior to 2022, and there is no assurance that we will maintain profitability or obtain funds necessary to finance our future operations.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to use judgment to make estimates and assumptions that affect certain amounts reported in the consolidated financial statements. As additional information becomes available, these estimates and assumptions are subject to change and thus impact amounts reported in the future. Critical accounting policies are those accounting policies that involve judgment and uncertainties affecting the application of those policies and the likelihood that materially different amounts would be reported under different conditions or using differing assumptions. Management periodically updates the estimates used in the preparation of the financial statements based on management’s latest assessment of the current and projected business and general economic environment. There have been no significant changes to the Company’s critical accounting policies during the six months ended June 30, 2023.

LIQUIDITY AND CAPITAL RESOURCES

General

The Company’s primary sources of short-term liquidity are cash and cash equivalents, net cash provided by operating activities, and issuance of debt and equity securities. The Company’s short- and long-term liquidity requirements consist primarily of capital expenditures, acquisitions of oil and natural gas properties, payments of contractual obligations, and working capital obligations. Funding for these requirements may be provided by any combination of the Company’s sources of liquidity. Although the Company expects that its sources of funding will be adequate to fund its liquidity requirements, no assurance can be given that such funding sources will be adequate to meet the Company’s future needs.

Liquidity

As of June 30, 2023, the Company had approximately $1.3 million of cash on hand and approximately $300,000 available on its Credit Facility. For additional information regarding the Credit Facility, see Note 8 to the Condensed Consolidated Financial Statements included in this report. In July 2023, Energy Evolution exercised its warrants for 500,000 shares of common stock for $5.00 per share.

The Company received $2.5 million in July 2023. The Company expects to incur costs related to limited drilling activities in core areas as well as future oil and natural gas acquisitions in core areas. It is expected that management will use a combination of debt or equity issuances, cash on hand, and cash flows from operations to fund these acquisitions, capital programs and ongoing operations.

In August 2023, the Company enhanced its liquidity position by modifying its Senior Revolver Loan Agreement and extending the maturity of these notes to August 23, 2024, with the combined objective of increasing near term liquidity to aid with its development plan in North Dakota.

Working Capital

Working capital (presented below) decreased by approximately $5.7 million between December 31, 2022 and June 30, 2023. This change is primarily a result of capital expenditures in 2023, higher workover and plug and abandonment costs, and a weaker price environment in the first six months of 2023.

	June, 30	December 31,
	2023	2022
Current Assets	$12,017,686	$22,734,973
Current Liabilities	12,600,815	17,620,660
Working Capital	$(583,129)	$5,114,313

Cash Flows

	Six Months Ended June 30,
Cash Flows Provided By (Used In):	2023	2022	Variance
Operating Activities	$(7,984,630)	$11,044,088	$(19,028,718)
Investing Activities	(1,375,988)	(4,281,719)	2,905,731
Financing Activities	(1,288,974)	2,062,295	(3,351,269)

Cash Flows from Operating Activities

The impact of lower commodity prices in 2023 contributed to the decrease in cash flows as well as a higher level of workovers and plugging activity in 2023 and a $2.1 million payment for withholding obligations on an option exercise (see Note 12). The Company had net income in the first six months of 2022 primarily driven by higher commodity pricing and increasing cash provided by operating activities.

Cash Flows from Investing Activities

In 2022, we began recompletions and other capitalizable efforts in multiple states as we sought to bring production online from existing wells and bring on new production from sidetrack drilling in North Dakota. The activity continued into 2023 and was the primary driver of $3.1 million of capital expenditures in 2023.

As part of the XTO acquisition, we entered into an agreement to create a sinking fund for future plugging liabilities, paying approximately $4.8 million into that fund in 2021 and 2022. In 2022, we were able to negotiate for the release of the sinking fund requirement and received $2.0 million in late 2022. The remaining $2.8 million of the sinking fund balance was returned to us in 2023.

Cash Flows from Financing Activities

For the six months ended June 30, 2023, the Company made principal payments on its Senior Revolver Loan agreement totalling $1,000,000 pursuant to required quarterly payments.

In 2022, we received approximately $3 million of cash related to warrant exercises.

Capital Resources

Capital Expenditures

For the six months ended June 30, 2023, the Company spent approximately $3.1 million on additions to oil and natural gas properties and primarily reflects the completion of the 2022 well enhancement project in North Dakota and non-operated drilling. We anticipate a significant capital program in the latter half of 2023 that will be funded with debt or equity issuances, cash on hand, and cash flows from operations.

Production and Operating Data

The following table sets forth a summary of the Company’s production and operating data for the three and six months ended June 30, 2023 and 2022. Because of normal production declines, increased or decreased production due to future acquisitions, divestitures, and development, and fluctuations in commodity prices, the historical information presented below should not be interpreted as being indicative of future results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Production and Operating Data:
Net Production Volumes:
Oil (Bbl)	128,413	123,167	248,670	237,422
Natural Gas (Mcf)	211,293	208,363	442,511	422,308
Natural Gas Liquids (Bbl)	30,678	38,518	70,434	78,670
Total (Boe)	194,306	196,412	392,856	386,477

Average Price per Unit:
Oil (Bbl)	$71.24	$108.22	$72.73	$100.02
Natural Gas (Mcf)	$1.18	$6.34	$2.04	$5.22
Natural Gas Liquids (Bbl)	$11.81	$27.03	$12.31	$28.68
Total (Boe)	$50.22	$79.90	$50.55	$72.99

Operating Costs and Expenses per Boe:
Lease Operating Expense	$36.54	$23.71	$34.67	$23.88
Production and Ad Valorem Taxes	$3.71	$5.79	$3.77	$5.28
Depreciation, Depletion, Amortization and Accretion	$5.75	$4.03	$5.45	$4.03
General and Administrative Expense:
General and Administrative Expense	$9.75	$14.23	$12.52	$12.61
Stock-Based Compensation	$6.08	$2.48	$5.42	$2.23
Total General and Administrative Expense	$15.83	$16.71	$17.94	$14.85

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

Three Months Ended June 30, 2023 and 2022

Results of Operations

The following table reflects the Company’s summary operating information. Because of normal production declines, increased or decreased drilling activity and the effects of acquisitions, the historical information presented below should not be interpreted as indicative of future results.

	Three Months Ended June 30,
	2023	2022	Variance	Variance %

Oil Revenues	$9,147,611	$13,329,366	$(4,181,755)	-31%
Natural Gas Revenues	248,686	1,321,896	(1,073,210)	-81%
NGL Revenues	362,181	1,041,136	(678,955)	-65%
Total Product Revenues	9,758,478	15,692,398

Lease Operating Expense	7,099,000	4,656,901	2,442,099	52%
Production and Ad Valorem Taxes	721,275	1,137,841	(416,566)	-37%
Depreciation, Depletion, Amortization and Accretion	1,116,403	792,287	324,116	41%
General and Administrative Expense:
General and Administrative Expense	1,894,204	2,795,548	(901,344)	-32%
Stock-based Compensation	1,180,806	486,904	693,902	143%
Total General and Administrative Expense	3,075,010	3,282,452	(207,442)	-6%

Interest Expense	184,887	111,785	73,102	65%

Operating Income (Loss)	(2,301,506)	5,823,937	(8,125,443)	NM
Net Income (Loss)	(2,464,909)	5,534,280	(7,999,189)	NM

NM: A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change that is greater than 200.

Revenues

Revenues for the three months ended June 30, 2023 decreased over the same period as the prior year primarily due to lower realized oil, natural gas and NGL prices, partially offset by higher oil volumes.

Realized oil prices for the three months ended June 30, 2023, were approximately $71 per barrel, while realized prices for the same period in the prior year were approximately $108, a decrease in price of approximately 34%.

Realized natural gas prices for the three months ended June 30, 2023, were approximately $1 per mcf, while realized prices for the same period in the prior year were approximately $6 per mcf, a decrease in price of approximately 81%.

Realized NGL prices for the three months ended June 30, 2023, were approximately $12 per barrel, while realized prices for the same period in the prior year were approximately $27 per barrel, a decrease in price of approximately 56%.

Net oil sales volumes were approximately 128,000 Bbls for the three months ended June 30, 2023, an increase of approximately 4% over the same period in the prior year.

Lease Operating Expense and Production Taxes

Lease operating expense was higher in 2023 due in part to higher workover activity in the second quarter of 2023 coupled with higher production. Lease operating expenses includes approximately $2.9 million workover expense for the three months ended June 30, 2023 as compared to $860,000 for the same period in 2022. Part of the higher workover expense was in the Rockies Region as the Company continued to work over wells in the region to enhance production alongside capital recompletions and sidetrack drilling started in 2022. Workover expense in 2023 also includes approximately $572,000 of plug and abandonment expense.

Production taxes were lower for the second quarter of 2023 compared to 2022 as a result of the lower product revenues discussed above.

General and Administrative Expense

General and administrative expense, excluding stock-based compensation, decreased in 2023 compared to 2022 primarily due to lower legal and professional expenses, lower board compensation and lower employee bonus expense.

Stock-based Compensation

The Company utilizes stock-based compensation to compensate the Board, members of management, and retain talented personnel. The Company anticipates stock-based compensation to continue to be utilized in 2023 and beyond to attract and retain talented personnel and compensate Board members and consultants. The increase year over year is primarily due to Board awards in 2023.

Interest Expense

Cash-based interest expense increased despite a decrease in the outstanding amount under the Company’s Credit Facility due to an increase in the interest rate from 5.0% at June 30, 2022 to 9.75% at June 30, 2023.

Six Months Ended June 30, 2023 and 2022

Results of Operations

The following table reflects the Company’s summary operating information. Because of normal production declines, increased or decreased drilling activity and the effects of acquisitions, the historical information presented below should not be interpreted as indicative of future results.

	Six Months Ended June 30,
	2023	2022	Variance	Variance %

Oil Revenues	$18,086,326	$23,745,788	$(5,659,462)	-24%
Natural Gas Revenues	904,721	2,205,798	(1,301,077)	-59%
NGL Revenues	867,135	2,256,630	(1,389,495)	-62%
Total Product Revenues	19,858,182	28,208,216

Lease Operating Expense	13,619,163	9,229,302	4,389,861	48%
Production and Ad Valorem Taxes	1,479,389	2,039,079	(559,690)	-27%
Depreciation, Depletion, Amortization and Accretion	2,140,167	1,556,733	583,434	37%
General and Administrative Expense:
General and Administrative Expense	4,917,483	4,874,650	42,833	1%
Stock-based Compensation	2,130,445	863,182	1,267,263	147%
Total General and Administrative Expense	7,047,928	5,737,832

Interest Expense	422,186	222,433	199,753	90%

Operating Income (Loss)	(4,524,220)	9,558,012	(14,082,232)	NM
Net Income (Loss)	(4,924,500)	9,157,707	(14,082,207)	NM

NM: A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change that is greater than 200.

Revenues

Revenues for the six months ended June 30, 2023 decreased over the same period as the prior year primarily due to lower realized oil, natural gas and NGL prices despite higher oil and natural gas sales volumes.

Realized oil prices for the six months ended June 30, 2023, were approximately $73 per barrel, while realized prices for the same period in the prior year were approximately $100, a decrease in price of approximately 27%.

Realized natural gas prices for the six months ended June 30, 2023, were approximately $2 per mcf, while realized prices for the same period in the prior year were approximately $5, a decrease in price of approximately 61%.

Realized NGL prices for the six months ended June 30, 2023, were approximately $12 per barrel, while realized prices for the same period in the prior year were approximately $29 per barrel, a decrease in price of approximately 57%.

Net oil sales volumes were approximately 249,000 Bbls for the six months ended June 30, 2023, an increase of approximately 5% over the same period in the prior year.

Net natural gas sales volumes were approximately 443,000 mcf for the six months ended June 30, 2023, an increase of approximately 5% over the same period in the prior year.

Lease Operating Expense and Production Taxes

Lease operating expense was higher in 2023 due in part to higher workover activity in the first half of 2023 coupled with higher production. Lease operating expense includes approximately $5.7 million of workover expense for the six months ended June 30, 2023 as compared to $2.4 million for the same period in 2022. Part of the higher workover expense was in North Dakota as the Company continued to work over wells in the state to enhance production alongside capital recompletions and sidetrack drilling started in 2022. Workover expense in 2023 also includes approximately $634,000 of plug and abandonment expense.

Production taxes were lower for the first half of 2023 compared to 2022 as a result of the lower product revenues discussed above.

Depreciation, Depletion, Amortization and Accretion

The higher DD&A in 2023 is due in part to the increase in production as well as the impact of the capitalized costs associated with the capital development activity in North Dakota.

General and Administrative Expense

General and administrative expense, excluding stock-based compensation, in 2023 includes $360,000 of severance expense for the former CEO (see Note 12) along with higher franchise taxes and salaries and benefits, partially offset by lower employee bonus expense period over period. The six months ended June 30, 2022 includes a $650,000 expense accrual related to a sales tax audit.

Stock-based Compensation

The Company utilizes stock-based compensation to compensate members of the Board, management, and retain talented personnel. The Company anticipates stock-based compensation to continue to be utilized in 2023 and beyond to attract and retain talented personnel and compensate Board members and consultants. The increase year over year is primarily due to Board awards in 2023.

Interest Expense

Cash-based interest expense increased despite a decrease in the outstanding amount under the Company’s Credit Facility due to an increase in the interest rate from 5.0% at June 30, 2022 to 9.75% at June 30, 2023.

Item 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4.         CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation under the supervision and participation of the Company's Chief Executive Officer and Chief Financial Officer, along with the Company’s management, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Securities Exchange Act Rule 13a - 15(e). Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures as of the end of the period covered by this report were not effective due to an existing material weakness discussed below. As described in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2023, the Company’s Chief Executive Officer and Principal Financial Officer concluded that, as of December 31, 2022, the Company’s internal control over financial reporting was not effective at a reasonable assurance level due to a material weakness as the Company did not have sufficient resources in its accounting function, which restricts the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner.

Management has evaluated the material weakness described above and is in the process of updating its design and implementation of internal control over financial reporting to remediate the aforementioned material weakness and enhance the Company’s internal control environment which to date has included the hiring of a Chief Accounting Officer in October 2021. In the first quarter of 2022, the Chief Accounting Officer engaged an outside company to undertake an internal controls review. This review concluded in the third quarter of 2022. Controls that would strengthen the Company’s internal control structure that were identified during the course of the review continue to be designed and will be implemented on an ongoing basis. Additionally, in December 2022, we had a change in the Chief Accounting  Officer although the former Chief Accounting Officer has continued to assist the Company on a part-time basis in the first half of 2023. In addition to continuing to enhance and refine control design, management plans to add the appropriate resources and focus efforts during 2023 to test the operational effectiveness of the controls that will be established. In May 2023, we hired an additional accounting resource who will serve as Controller. We are committed to continuing to improve our internal control processes and will continue to diligently and vigorously review our financial reporting controls and procedures.

Changes in Internal Control Over Financial Reporting

While we continue to implement design enhancements to our internal control procedures, we believe that other than the changes described above regarding the ongoing remediation efforts, there were no changes to our internal control over financial reporting during the three months ended June 30, 2023, which were identified in connection with the evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  It is management’s expectation that the Company will implement enhanced controls throughout 2023 with additional controls implemented as they are identified by the outside consultants. Management will continue to diligently and rigorously review the financial reporting controls and procedures on an ongoing basis.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

For information regarding legal proceedings, see Note 15 of the Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

10	Empire Petroleum Corporation 2023 Stock and Incentive Compensation Plan (incorporated herein by reference to Annex A to the Company’s Proxy Statement on Schedule 14A filed on May 1, 2023).
31.1	Rule 13a - 14 (a)/15(d) - 14(a) Certification of Michael R. Morrisett, Chief Executive Officer (submitted herewith).
31.2	Rule 13a - 14 (a)/15(d) - 14(a) Certification of Stephen L. Faulkner, Jr., Chief Financial Officer (submitted herewith).
32.1	Section 1350 Certification of Michael R. Morrisett, Chief Executive Officer (submitted herewith).
32.2	Section 1350 Certification of Stephen L. Faulkner, Jr., Chief Financial Officer (submitted herewith).
101	Financial Statements for Inline XBRL format (submitted herewith).
104	Cover Page Interactive Data File (embedded within Inline XBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Empire Petroleum Corporation

Date: August 14, 2023	By:	/s/ Michael R. Morrisett
Michael R. Morrisett
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 14, 2023	By:	/s/ Stephen L. Faulkner, Jr
Stephen L. Faulkner, Jr
Chief Financial Officer and Chief Accounting Officer
(Principal Financial Officer)

