Form 10-Q
period 2023-09-30
EMPIRE PETROLEUM CORP
filed 2023-11-13
CIK 887396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from: ____________to ____________

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

The number of shares of the registrant's common stock, $0.001 par value, outstanding as of the latest practicable date of November 9, 2023 was 22,892,280.

EMPIRE PETROLEUM CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

EMPIRE PETROLEUM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2023	2022
ASSETS
Current Assets:
Cash	$11,034,834	$11,944,442
Accounts Receivable	7,226,146	7,780,239
Derivative Instruments	—	121,584
Inventory	1,564,684	1,840,274
Prepaids	591,732	1,048,434
Total Current Assets	20,417,396	22,734,973

Property and Equipment:
Oil and Natural Gas Properties, Successful Efforts	74,620,878	63,986,339
Less: Accumulated Depreciation, Depletion and Impairment	(22,014,050)	(20,116,696)
Total Oil and Gas properties, Net	52,606,828	43,869,643
Other Property and Equipment, Net	1,867,911	1,441,529
Total Property and Equipment, Net	54,474,739	45,311,172

Sinking Fund	—	2,779,000
Utility and Other Deposits	1,374,771	719,930

Total Assets	$76,266,906	$71,545,075

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$6,051,027	$5,843,366
Accrued Expenses	5,726,117	9,461,010
Derivative Instruments	1,053,606	—
Current Portion of Lease Liability	424,819	256,975
Term Note Payable - Related Party (Note 8)	1,060,004	—
Curresnt Portion of Long-Term Debt	4,549,585	2,059,309
Total Current Liabilities	18,865,158	17,620,660

Long-Term Debt	116,507	4,063,115
Bridge Loans - Related Parties (Note 8)	10,000,000	—
Term Note Payable - Related Party (Note 8)	—	1,076,987
Lease Liability	654,524	547,692
Derivative Instruments	59,949	—
Asset Retirement Obligations	27,742,852	25,000,740
Total Liabilities	57,438,990	48,309,194

Commitments and Contingencies (Note 15)

Stockholders' Equity:
Series A Preferred Stock - $.001 Par Value, 10,000,000 Shares Authorized,
6 and 6 Shares Issued and Outstanding, Respectively	—	—
Common Stock - $.001 Par Value, 190,000,000 Shares Authorized, 22,892,280 and 22,093,503 Shares Issued and Outstanding, Respectively	82,414	81,615
Additional Paid-in Capital	78,566,843	75,303,479
Accumulated Deficit	(59,821,341)	(52,149,213)
Total Stockholders' Equity	18,827,916	23,235,881

Total Liabilities and Stockholders' Equity	$76,266,906	$71,545,075

 See accompanying notes to condensed consolidated financial statements.

EMPIRE PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Oil Sales	$9,492,127	$11,501,521	$27,578,453	$35,247,309
Gas Sales	411,217	1,526,148	1,315,938	3,731,946
Natural Gas Liquids Sales	411,624	945,317	1,278,759	3,201,947
Total Product Revenues	10,314,968	13,972,986	30,173,150	42,181,202
Other	17,050	22,921	54,775	71,877
Net Gain (Loss) on Derivatives	(1,185,921)	42,474	(1,319,401)	(93,740)
Total Revenue	9,146,097	14,038,381	28,908,524	42,159,339

Costs and Expenses:
Lease Operating Expense (Including Workovers)	7,050,054	7,751,755	20,669,217	16,981,057
Production and Ad Valorem Taxes	792,241	1,112,246	2,271,630	3,151,325
Depletion, Depreciation & Amortization	727,943	539,543	2,061,474	1,429,788
Accretion of Asset Retirement Obligation	470,505	342,619	1,277,141	1,009,107
General and Administrative Expense:
General and Administrative Expense	2,580,464	2,040,418	7,497,947	6,915,068
Stock-Based Compensation	158,792	809,641	2,289,237	1,672,823
Total General and Administrative Expense	2,739,256	2,850,059	9,787,184	8,587,891

Total Costs and Expenses	11,779,999	12,596,222	36,066,646	31,159,168

Operating Income (Loss)	(2,633,902)	1,442,159	(7,158,122)	11,000,171

Other Income and (Expense):
Interest Expense	(249,796)	(125,330)	(671,982)	(347,763)
Other Income (Expense)	1,350	(1,100,888)	23,256	(1,278,760)
Income (Loss) Before Income Taxes	(2,882,348)	215,941	(7,806,848)	9,373,648

Income Tax (Provision) Benefit	134,720	—	134,720	—

Net Income (Loss)	$(2,747,628)	$215,941	$(7,672,128)	$9,373,648

Net Income (Loss) per Common Share:
Basic	$(0.12)	$0.01	$(0.34)	$0.45
Diluted	$(0.12)	$0.01	$(0.34)	$0.41
Weighted Average Number of Common Shares Outstanding:
Basic	22,727,639	21,651,383	22,320,207	20,654,294
Dilsuted	22,727,639	24,065,485	22,320,207	22,778,836

See accompanying notes to condensed consolidated financial statements.

EMPIRE PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Three and Nine Months Ended September 30, 2023 and 2022

(Unaudited)

					Additional
	Common Stock		Preferred Stock		Paid-In	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total

Balances, December 31, 2022	22,093,503	$81,615	6	$—	$75,303,479	$(52,149,213)	$23,235,881

Net Loss	—	—	—	—	—	(2,459,591)	(2,459,591)

Impact of Former CEO settlement	—	—	—	—	(2,126,131)	—	(2,126,131)

Stock-Based Compensation	11,089	11	—	—	949,628	—	949,639

Balances, March 31, 2023	22,104,592	81,626	6	—	74,126,976	(54,608,804)	19,599,798

Net Loss	—	—	—	—	—	(2,464,909)	(2,464,909)

Options and Warrants Exercised	—	—	—	—	—	—	—

Stock-Based Compensation	20,000	20	—	—	1,180,786	—	1,180,806

Balances, June 30, 2023	22,124,592	81,646	6	—	$75,307,762	(57,073,713)	18,315,695

Net Loss	—	—	—	—	—	(2,747,628)	(2,747,628)

Warrants Exercised	500,000	500	—	—	2,499,500	—	2,500,000

Stock Issued for Purchase Option (See Note 3)	67,000	67	—	—	600,990	—	601,057

Stock-Based Compensation	200,688	201	—	—	158,591	—	158,792

Balances, September 30, 2023	22,892,280	$82,414	6	$—	$78,566,843	$(59,821,341)	$18,827,916

					Additional
	Common Stock		Preferred Stock		Paid-In	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total

Balances, December 31, 2021	19,840,648	$79,362	—	$—	$68,988,134	$(59,233,343)	$9,834,153

Net Income	—	—	—	—	—	3,623,427	3,623,427

Issuance of Preferred Stock	—	—	6	—	6	—	6

Warrants Exercised	48,750	195	—	—	97,305	—	97,500

Stock-Based Compensation	—	—	—	—	376,278	—	376,278

Balances, March 31, 2022	19,889,398	79,557	6	—	69,461,723	(55,609,916)	13,931,364

Net Income	—	—	—	—	—	5,534,280	5,534,280

Options and Warrants Exercised	1,553,895	1,554	—	—	2,885,629	—	2,887,183

Stock-Based Compensation	—	—	—	—	486,904	—	486,904

Balances, June 30, 2022	21,443,293	81,111	6	—	72,834,256	(50,075,636)	22,839,731

Net Income	—	—	—	—	—	215,941	215,941

Options and Warrants Exercised	439,272	439	—	—	404,781	—	405,220

Stock-Based Compensation	—	—	—	—	809,641	—	809,641

Balances, September 30, 2022	21,882,565	$81,550	6	$—	$74,048,678	$(49,859,695)	$24,270,533

See accompanying notes to condensed consolidated financial statements.

EMPIRE PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2023	2022
Cash Flows From Operating Activities:
Net Income (Loss)	$(7,672,128)	$9,373,648

Adjustments to Reconcile Net Income (Loss) to Net Cash
Provided By Operating Activities:
Stock-Based Compensation	2,289,237	1,672,823
Amortization of Right of Use Assets	287,956	135,234
Depreciation, Depletion and Amortization	2,061,474	1,429,788
Accretion of Asset Retirement Obligation	1,277,141	1,009,107
Loss on Dersivatives	1,319,401	93,740
Settlement on or Purchases of Derivative Instruments	(87,042)	(244,805)
Loss on XTO Final Settlement	—	1,448,363
PIE-Related Expense	—	1,399,030

Change in Operating Assets and Liabilities:
Accounts Receivable	(1,572,038)	304,009
Inventory, Oil in Tanks	(292,057)	(567,477)
Prepaids, Current	911,416	(45,362)
Accounts Payable	194,438	(2,464,573)
Accrued Expenses	(3,732,113)	1,480,826
Other Long-Term Assets and Liabilities	(942,916)	(117,185)
Net Cash Provided By (Used In) Operating Activities	(5,957,231)	14,907,166

Cash Flows From Investing Activities:
Acquisition of Oil and Natural Gas Properties	(2,094,419)	(2,205,000)
Additions to Oil and Natural Gas Properties	(5,596,535)	(1,502,900)
Purchase of Other Fixed Assets	(179,514)	(307,787)
Cash Paid for Right of Use Assets	(427,711)	(135,244)
Sinking Fund Deposit	2,779,000	(640,000)
Net Cash Provided By (Used In) Investing Activities	(5,519,179)	(4,790,931)

Cash Flows From Financing Activities:
Principal Payments of Debt	(1,933,198)	(1,384,167)
Proceeds from Bridge Loans from Related Parties	10,000,000	—
Proceeds from Warrant Exercises	2,500,000	3,389,903
Net Cash Provided By (Used In) Financing Activities	10,566,802	2,005,736

Net Change in Cash	(909,608)	12,121,971

Cash - Beginning of Period	11,944,442	3,611,871

Cash - End of Period	$11,034,834	$15,733,842

Supplemental Cash Flow Information:
Cash Paid for Interest	$398,033	$292,022

See accompanying notes to condensed consolidated financial statements.

EMPIRE PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and Basis of Presentation

Empire Petroleum Corporation (the “Company”, collectively with its subsidiaries) is an independent energy company operator engaged in optimizing developed production by employing field management methods to maximize reserve recovery while minimizing costs. Empire operates the following wholly-owned subsidiaries in its areas of operations:

●	Empire New Mexico, LLC (“Empire New Mexico”)
	o	Empire New Mexico LLC d/b/a Green Tree New Mexico
	o	Empire EMSU LLC
	o	Empire EMSU-B LLC
	o	Empire AGU LLC
	o	Empire NM Assets LLC
●	Empire Rockies Region
	o	Empire North Dakota LLC (“Empire North Dakota”)
	o	Empire North Dakota Acquisition LLC (“Empire NDA”)
●	Empire Texas (“Empire Texas”), consisting of the following entities:
	o	Empire Texas LLC
	o	Empire Texas Operating LLC
	o	Empire Texas GP LLC
	o	Pardus Oil & Gas Operating, LP (owned 1% by Empire Texas GP LLC and 99% by Empire Texas LLC)
●	Empire Louisiana LLC (“Empire Louisiana”)

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve a degree of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instrument’s complexity. The Company reflects transfers between the three levels at the beginning of the reporting period in which the availability of observable inputs no longer justifies classification in the original level. There were no transfers between fair value hierarchy levels for the period ended September 30, 2023.

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

Fair Value on a Nonrecurring Basis

The Company applies the provisions of fair value measurement on a non-recurring basis to its non-financial assets and liabilities, including oil and gas properties and asset retirement obligations. These assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments if events or changes in certain circumstances indicate that adjustments may be necessary. No triggering events that require assessment of such items were observed during the nine months ended September 30, 2023.

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

Note 3 – Property

The Company follows the successful efforts method of accounting for its oil and natural gas activities. Under this method, costs to acquire oil and natural gas properties and costs incurred to drill and equip development and exploratory wells are deferred until exploration and completion results are evaluated. Exploration drilling costs are expensed if recoverable reserves are not found. Upon sale or retirement of oil and natural gas properties, the costs and related accumulated depreciation, depletion and amortization are eliminated from the accounts and the resulting gain or loss is recognized.

Costs incurred to maintain wells and related equipment and lease and well operating costs are charged to expense as incurred.

Depletion is calculated on a units-of-production basis at the field level based on total proved developed reserves.

On August 9, 2023, the Company and a subsidiary of Energy Evolution Master Fund, Ltd., a related party, collectively acquired additional working interests in certain of the Company’s New Mexico properties. The Company paid $2.1 million in cash and acquired 10% of the total acquired working interests in the transaction. The subsidiary of Energy Evolution Master Fund, Ltd. acquired the other 90% of the acquired working interest (“EEF Interest”). The Company has a one-year option to acquire the EEF Interest for $5 million, subject to adjustments (“Purchase Option”). In exchange for the Purchase Option, the Company issued 67,000 shares of common stock valued at approximately $601,000 and reflected in Utility and Other Deposits. The Company has the right to extend the initial one-year Purchase Option period for two successive one-year periods by agreeing to issue an additional 42,000 shares of common stock prior to the end of the one-year period then in effect. The Purchase Option may be exercised by the Company at any time during the one-year period then in effect by sending written notice to Energy Evolution Master Fund, Ltd. prior to the expiration of such one-year period.

Proved oil and natural gas properties are reviewed for impairment at least annually, or as indicators of impairment arise. There have been no indicators of impairment during the nine months ended September 30, 2023.

Aggregate capitalized costs of oil and natural gas properties are as follows:

	September 30, 2023	December 31, 2022
Proved properties	$69,756,380		$52,831,131
Unproved properties	3,158,299		2,865,556
Work in process	1,706,199		8,289,652
Gross capitalized costs	74,620,878		63,986,339

Depreciation, depletion, amortization and impairment	(22,014,050)		(20,116,696)
Total oil and gas properties, net	$52,606,828	$	/43,869,643

Depletion and amortization expense for the three months ended September 30, 2023 and 2022 was approximately $677,000 and $500,000, respectively. Depletion and amortization expense for the nine months ended September 30, 2023 and 2022 was approximately $1,897,000 and $1,331,000, respectively.

Other property and equipment consists of operating lease assets, vehicles, office furniture, and equipment with lives ranging from three to five years.

	September 30, 2023	December 31, 2022
Other property and equipment, at cost	$2,795,308	$1,878,325
Less: Accumulated depreciation	(927,397)	(436,796)
Other property and equipment, net	$1,867,911	$1,441,529

Depreciation expense for the three months ended September 30, 2023 and 2022 was approximately $51,000 and $39,000, respectively. Depreciation expense for the nine months ended September 30, 2023 and 2022 was approximately $164,000 and $99,000, respectively.

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

The Company’s asset retirement obligation activity is as follows:

	For the Nine Months Ended September 30,
	2023	2022
Asset retirement obligations, beginning of period	$25,000,740	$20,640,599
Additions	72,000	233,659
Liabilities settled	(910,967)	(160,958)
Revisions	2,303,939	—
Accretion expense	1,277,140	1,009,107
Asset retirement obligation, end of period	$27,742,852	$21,722,407

The revisions in 2023 primarily reflect cost revision estimates to wells in New Mexico based on 2023 plugging activity.

Note 5 – Commodity Derivative Financial Instruments

The Company uses derivative financial instruments to manage its exposure to commodity price fluctuations. Commodity derivative instruments are used to reduce the effect of volatility of price changes on the oil and natural gas the Company produces and sells. The Company does not enter into derivative financial instruments for speculative or trading purposes. The Company’s derivative financial instruments consist of swaps and put options.

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

The following table summarizes the net realized and unrealized losses reported in earnings related to the commodity derivative instruments for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Losses on Derivatives:
Oil derivatives	$(1,185,921)	$42,474	$(1,319,401)	$(93,740)

The following represents the Company’s net cash payments related to derivatives for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Oil derivatives	$(45,855)	$(83,832)	$(87,042)	$(244,723)

The following table sets forth the Company’s outstanding derivative contracts at September 30, 2023:

	4th Quarter 2023	1st Quarter 2024	2nd Quarter 2024	3rd Quarter 2024	4th Quarter 2024

WTI Fixed-Price Swaps:
Quarterly volume (MBbls)	38.50	38.00	30.00	30.00	30.00
Weighted-average fixed price (Bbl)	$78.60	$74.01	$72.15	$77.02	$75.57

WTI Index Put Options:
Quarterly volume (MBbls)	41.00
Floor price (Bbl)	$40.00-$50.00

Note 6 – Accounts Receivable

The following table represents the Company’s accounts receivable as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Oil and gas receivables	$3,182,548	$3,060,341
Joint interest billings	3,856,691	2,057,719
Receivable from former CEO (See Note 12)	—	2,130,614
Other	186,906	531,565
Total accounts receivable	$7,226,146	$7,780,239

Note 7 – Accrued Expenses

The following table represents the Company’s accrued expenses as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Accrued and suspended third-party revenue	$4,135,488	$4,415,311
Accrued salaries and payroll taxes	400,890	3,299,785
Accrued production taxes	828,226	500,481
Income taxes payable	—	208,898
Other	361,513	1,036,535
	$5,726,117	$9,461,010

Note 8 – Debt Including Debt with Related Parties

The following table represents the Company’s outstanding debt as of September 30, 2023 and December 31, 2022:

	As of September 30, 2023	As of December 31, 2022
Senior Revolver Loan Agreement	$4,369,500	$5,869,500

Term Note Payable – Related Party	1,060,004	1,076,987

Bridge Loans – Related Parties	10,000,000	—

Equipment and vehicle notes, 0% to 9.0% interest rates, due in 2025 to 2027 with monthly payments ranging from $400 to $1,400 per month	160,178	252,924

Note Payable to insurance provider, bears 5.78% interest, matures January 2024, monthly payments	136,414	—
Total debt	15,726,096	7,199,411
Less: Current maturities (Excluding Related Parties)	(4,549,585)	(2,059,309)
Less: Related Parties	(10,000,000)	(1,076,987)
Less: Related Parties – Current Maturities	(1,060,004)	—
Long-Term debt	$116,507	$4,063,115

Senior Revolver Loan Agreement

On July 7, 2021, the Company entered into the Fourth Amendment to its Senior Revolver Loan Agreement with CrossFirst Bank (“CrossFirst”) as further amended by Letter Agreements in conjunction with redetermination dates (“the Amended Agreement” or “Credit Facility”). The maximum amount that can be advanced under the Amended Agreement is $20,000,000 and the existing commitment amount following an August 9, 2023 amendment agreement is $5,180,000 which is reduced by $500,000 per calendar quarter and includes interest at Wall Street Journal Prime plus 150 basis points (10.00% as of September 30, 2023). The Amended Agreement, which originally matured on May 26, 2024, has been extended to August 23, 2024 through the August 9, 2023 amendment. Collateral for the loan is a lien on all of the assets of Empire Louisiana and Empire North Dakota, wholly owned subsidiaries of the Company, and a first priority mortgage lien, pledge of and security interest in not less than 80% of Empire Louisiana’s and Empire North Dakota’s producing oil, gas and other leasehold and mineral interests. The Amended Agreement requires the Company maintain commodity derivatives at certain thresholds based on projected production and, beginning March 31, 2021, to maintain certain covenants including an EBITDAX to interest expense of at least 3:1 and funded debt to EBITDAX of 4:1 on a trailing twelve-month basis. Beginning with the quarter ended September 30, 2023, the funded debt to EBITDAX is a maximum of 3:1 on a trailing twelve-month basis and an additional covenant of a 1:1 current ratio. As a result of the August 23, 2024 maturity date, the total outstanding balance is reflected as current. The Company was in compliance with the loan covenants at September 30, 2023.

Term Note – Related Party

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

Bridge Loans - Related Parties

On September 19, 2023, each of Phil Mulacek, an individual and board member, and Energy Evolution Master Fund, Ltd., a Cayman Islands exempted company (each, an “Investor” and collectively, the “Investors”), made a bridge loan to Empire North Dakota in the amount of $5.0 million (collectively, the “Bridge Loans”). The Investors are each a related party of the Company. See Note 14 for a description of material transactions between the Company and the Investors.

The proceeds of the Bridge Loans in the aggregate amount of $10.0 million will be primarily used by Empire North Dakota for the development of oil and gas properties leased and operated by Empire North Dakota (the “North Dakota Properties”). The Company has issued to each Investor its unconditional guarantee of the obligations of Empire North Dakota under the Bridge Loans (collectively, the “Company Guarantees”).

The Bridge Loans, as amended subsequent to September 30, 2023, mature December 31, 2024 (the “Maturity Date”) and accrue interest at the rate of 7% per annum. After the Maturity Date, any principal balance of the Bridge Loans remaining unpaid accrue interest at the rate of 9% per annum. Interest will be paid quarterly, beginning November 16, 2023 in common shares of the Company based on the average VWAP for the five trading days preceding the interest date. Empire North Dakota paid to each Investor an origination fee in cash of $50,000 or 1.0 percent of the principal amount of its Bridge Loan. The Bridge Loans may be prepaid at any time or from time to time.

The Bridge Loans rank pari passu with all other notes similar to the Bridge Loans now or hereafter issued, but are junior to all existing or hereafter created secured debt (as defined in the Bridge Loans) of Empire North Dakota established pursuant to the Credit Facility. The Bridge Loans are senior in all respects to all hereafter created unsecured debt of Empire North Dakota. The Bridge Loans provide that Empire North Dakota will not, directly or indirectly, enter into, create, incur, assume or suffer to exist any unsecured Debt of any kind, on or with respect to any of its property or assets now owned or hereafter acquired or any interest therein or any income or profits therefrom, that is senior in any respect to Empire North Dakota’s obligations under the Bridge Loans.

On September 19, 2023, Empire Louisiana, Empire North Dakota and CrossFirst entered into that certain Letter Agreement amending the Credit Facility to, among other things: (1) exclude the Bridge Loans from the definition of Funded Debt (as defined in the Credit Facility); (2) allow the indebtedness evidenced by the Bridge Loans; (3) provide for CrossFirst’s consent to the Bridge Loans; and (4) require that the proceeds of the Bridge Loans be deposited into a segregated account with CrossFirst (the “Segregated Account”) and that such proceeds only be used primarily in connection with the development of the North Dakota Properties. In connection with entering into the Letter Agreement, the Company ratified, confirmed and continued its Amended and Restated Guaranty Agreement dated as of March 27, 2019 in favor of CrossFirst, pursuant to which the Company unconditionally guaranteed the obligations of Empire Louisiana and Empire North Dakota under the Credit Facility.

On September 19, 2023, the Investors and Empire North Dakota entered into a Subordination Agreement in favor of CrossFirst (the “Subordination Agreement”), pursuant to which the Investors subordinated (a) the repayment of the Bridge Loans to the payment of the indebtedness of Empire Louisiana and Empire North Dakota to CrossFirst under the Credit Facility (the “Lender Obligations”) and (b) any lien and security interests securing the Bridge Loans to the lien and security interests of CrossFirst securing the Lender Obligations. Notwithstanding the foregoing, the Investors have the right, so long as there is no default or event of default under the Credit Facility, to receive regularly scheduled interest payments at the non-default rate and repayments of principal under the Bridge Loans. Under the Subordination Agreement, (a) the Company Guarantees are also subordinated to the Lender Obligations and (b) the Investors and Empire North Dakota agreed to the Segregated Account and that the proceeds of the Bridge Loans will primarily be used in connection with the development of the North Dakota Properties.

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

The Company also leases vehicles primarily used in our field operations. These vehicle leases typically have a three-year life.

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

Right-of-use lease expense was approximately $288,000 and $191,000 for the nine months ended September 30, 2023 and 2022, respectively. Cash paid for right-of-use leases was approximately $279,000 and $192,000 for the same periods.

Supplemental balance sheet information related to the right-of-use leases is as follows:

	September 30, 2023	December 31, 2022

Operating lease asset - net (included in Other Property and Equipment)	$1,213,403	$776,219

Current portion of lease liability	$424,819	$256,975
Long-term lease liability	654,524	547,692
Total right-of-use lease liabilities	$1,079,343	$804,667

The weighted average remaining term for the Company’s right-of-use leases is 2.5 years.

Maturities of lease liabilities are as follows as of September 30, 2023:

Year 1	$500,197
Year 2	454,117
Year 3	226,702
Year 4	21,700
Year 5	—
Total lease payments	1,202,716
Less imputed interest	(123,373)
Total lease obligation	$1,079,343

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

Earnings Per Share

The computation of diluted shares outstanding for the three and nine months ended September 30, 2023, respectively, excluded 1,409,686 and 1,586,960 stock options, warrants, and outstanding RSUs, as their effect would have been anti-dilutive. There were no such anti-dilutive shares outstanding for the three and nine months ended September 30, 2022.

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

The following summary reflects nonvested restricted stock unit activity and related information for the nine months ended September 30, 2023.

		Weighted Average
	RSUs	Fair Value (a)

Outstanding, December 31, 2022	224,288	$15.42
Granted	179,195	10.47
Vested	(103,185)	17.11
Forfeited	(57,966)	14.43
Outstanding, September 30, 2023	242,332	$11.31

(a) Shares are valued at the grant-date market price.

The following summary reflects stock option activity and related information:

		Weighted Average
	Options	Exercise Price

Outstanding, December 31, 2022	2,379,700	$3.31
Granted	533,000	10.07
Exercised	(235,000)	1.36
Cancelled	(447,734)	4.45
Outstanding, September 30, 2023	2,229,966	$4.83

The following table summarizes information about stock options outstanding as of September 30, 2023.

Range of	Options	Weighted Average	Weighted	Options	Weighted
Exercise	Outstanding	Remaining	Average	Exercisable	Average
Prices	at 9/30/23	Contractual Life	Exercise Price	at 9/30/23	Exercise Price

$1.32 to $12.36	2,229,966	5.14 years	$4.83	1,683,960	$2.75

Note 12 – Executive Separations

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

In July 2023, the Company’s Chief Operating Officer separated from the Company and will receive severance of $145,000 over six months. Additionally, certain vested options were forfeited resulting in the reversal of $576,000 of previously recorded stock-based compensation.

Note 13 – Income Taxes

Other than the full year of 2022, the Company has generated net operating losses since inception, which would normally reflect a tax benefit in the Condensed Consolidated Statement of Operations and a deferred asset on the Condensed Consolidated Balance Sheet. However, because of the current uncertainty as to the Company’s ability to achieve sustained profitability, a valuation reserve has been established that offsets the amount of any tax benefit available for each period presented in the Condensed Consolidated Statements of Operations. The following table presents a reconciliation of its effective income tax rate to the U.S. statutory income tax rate for the three and nine months ended September 30, 2023.

For the Three Months Ended September 30,					For the Nine Months Ended September 30,
	2023		2022		2023		2022
	$	%	$	%	$	%	$	%
Provision (benefit) at statutory rate	(605,293)	21.0%	45,348	21.0%	(1,639,438)	21.0%	1,968,466	21.0%
State Taxes (net of federal impact)	(138,056)	4.8%	10,473	4.9%	(374,979)	4.8%	454,622	4.9%
Nondeductible Expenses	(5,469)	0.2%	—	0.0%	(1,529)	0.0%	—	0.0%
Return to Provision	(5,355)	0.2%	—	0.0%	(5,355)	0.1%	—	0.0%
Valuation Allowance	619,453	-21.5%	(55,821)	-25.9%	1,886,581	-24.2%	(2,423,088)	-25.9%
Income tax provision (benefit)	(134,720)	4.7%	—	0%	(134,720)	1.7%	—	0%

Note 14 – Related Party Transactions

Energy Evolution is a related party of the Company as it beneficially owns approximately 24% of the Company’s outstanding shares of common stock as of September 30, 2023. Additionally, a board member of Energy Evolution was appointed to the Company’s board in October 2021. This board member separately beneficially owns approximately 16% of the Company’s outstanding shares of common stock as of September 30, 2023. The board member also is a majority owner of PIE. In October 2021 another Energy Evolution member was appointed to the Company’s board of directors.

In March 2021, the majority owner of PIE, through the exercise of warrants, became a significant shareholder of the Company’s outstanding shares of stock. The Company has a joint development agreement with PIE to perform recompletion or workover on specified mutually agreed upon wells in Texas. As of September 30, 2023, the Company has outstanding obligations of approximately $1.1 million as a part of the joint development agreement (See Note 8). In the third quarter of 2022, a $1.4 million long-term asset that had previously been recorded as an offset to the note payable was expensed to workovers within Lease Operating Expense on the Consolidated Statement of Operations.

The Company has also entered into a Shared Services Agreement with PIE effective August 1, 2023 that includes access to administrative, engineering and support services as well as building and insurance services. The agreement provides that the Company will reimburse PIE for the out-of-pocket or actual costs incurred by PIE in providing such services to the Company.

In July 2023, Energy Evolution exercised its remaining warrants for 500,000 shares of common stock for $5.00 per share. The Company received $2.5 million related to this transaction.

On September 19, 2023, each of Phil Mulacek and Energy Evolution made a bridge loan to Empire North Dakota each in the amount of $5.0 million. The Investors are each a related party of the Company. See Note 8 for a description of the Bridge Loans.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to use judgment to make estimates and assumptions that affect certain amounts reported in the consolidated financial statements. As additional information becomes available, these estimates and assumptions are subject to change and thus impact amounts reported in the future. Critical accounting policies are those accounting policies that involve judgment and uncertainties affecting the application of those policies and the likelihood that materially different amounts would be reported under different conditions or using differing assumptions. Management periodically updates the estimates used in the preparation of the financial statements based on management’s latest assessment of the current and projected business and general economic environment. There have been no significant changes to the Company’s critical accounting policies during the nine months ended September 30, 2023.

LIQUIDITY AND CAPITAL RESOURCES

General

The Company’s primary sources of short-term liquidity are cash and cash equivalents, net cash provided by operating activities, and issuance of debt or equity securities. The Company’s short- and long-term liquidity requirements consist primarily of capital expenditures, acquisitions of oil and natural gas properties, payments of contractual obligations, and working capital obligations. Funding for these requirements may be provided by any combination of the Company’s sources of liquidity. Although the Company expects that its sources of funding will be adequate to fund its liquidity requirements, no assurance can be given that such funding sources will be adequate to meet the Company’s future needs.

Liquidity

As of September 30, 2023, the Company had approximately $11 million of cash on hand and approximately $300,000 available on its Credit Facility. For additional information regarding the Credit Facility, see Note 8 to the Condensed Consolidated Financial Statements included in this report.

The Company expects to incur costs related to drilling activities in core areas as well as future oil and natural gas acquisitions in core areas. In October 2023, the Company commenced a drilling program in the Starbuck field of North Dakota in which we expect to drill 10 to 14 wells at an estimated total cost of $20 million to $22 million. It is expected that the Company will use a combination of debt or equity issuances, cash on hand, and cash flows from operations to fund capital programs, ongoing operations, and any potential acquisitions.

Phil Mulacek and Energy Evolution have committed to funding at least an additional $10 million through equity or other mutually agreed instrument.

Working Capital

Working capital (presented below) decreased by approximately $3.6 million between December 31, 2022 and September 30, 2023. This change is primarily a result of the total outstanding amount under the Credit Facility becoming current due to its maturity on August 24, 2024, coupled with capital expenditures in 2023, higher workover and plug and abandonment costs, and a weaker price environment in the first nine months of 2023.

	September, 30	December 31,
	2023	2022
Current Assets	$20,417,396	$22,734,973
Current Liabilities	18,865,158	17,620,660
Working Capital	$1,552,238	$5,114,313

Cash Flows

	Nine Months Ended September 30,
Cash Flows Provided By (Used In):	2023	2022	Variance
Operating Activities	$(5,957,231)	$14,907,166	$(20,864,397)
Investing Activities	(5,519,179)	(4,790,931)	(728,248)
Financing Activities	10,566,802	2,005,736	8,561,066

Cash Flows from Operating Activities

The impact of lower commodity prices in 2023 contributed to the decrease in cash flows as well as a higher level of workovers and plugging activity in 2023 and a $2.1 million payment for withholding obligations on an option exercise (see Note 12). The Company had net income in the first nine months of 2022 primarily driven by higher commodity pricing and increasing cash provided by operating activities.

Cash Flows from Investing Activities

In 2022, we began recompletions and other capitalizable efforts in multiple states as we sought to bring production online from existing wells and bring on new production from sidetrack drilling in North Dakota. This activity continued into 2023 and contributed to $5.6 million of capital expenditures in 2023 coupled with activities related to the Company’s current development activities in North Dakota. In addition, the Company purchased interest in producing properties in New Mexico for approximately $2.1 million in August 2023.

As part of the XTO acquisition in 2021, we entered into an agreement to create a sinking fund for future plugging liabilities, paying approximately $4.8 million into that fund in 2021 and 2022. In 2022, we were able to negotiate for the release of the sinking fund requirement and received $2.0 million in late 2022. The remaining $2.8 million of the sinking fund balance was returned to us in 2023.

Cash Flows from Financing Activities

For the nine months ended September 30, 2023, the Company made principal payments on its Credit Facility totaling approximately $1.5 million pursuant to required quarterly payments. In September 2023, we received proceeds from bridge loans from related parties totaling $10 million (See Note 8).

In 2022, we received approximately $3 million of cash related to warrant exercises.

Capital Resources

Capital Expenditures

For the nine months ended September 30, 2023, the Company spent approximately $5.6 million on additions to oil and natural gas properties and primarily reflects the completion of the 2022 well enhancement project in North Dakota, new drilling in North Dakota, and non-operated drilling. As previously discussed, the Company began a capital program in the third quarter of 2023 in North Dakota.

Production and Operating Data

The following table sets forth a summary of the Company’s production and operating data for the three and nine months ended September 30, 2023 and 2022. Because of normal production declines, increased or decreased production due to future acquisitions, divestitures, and development, and fluctuations in commodity prices, the historical information presented below should not be interpreted as being indicative of future results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Production and Operating Data:
Net Production Volumes:
Oil (Bbl)	120,177	123,804	368,847	361,226
Natural Gas (Mcf)	195,908	231,522	638,419	653,829
Natural Gas Liquids (Bbl)	35,568	42,989	106,002	121,658
Total (Boe)	188,396	205,380	581,252	591,856

Average Price per Unit:
Oil (Bbl)	$78.98	$92.90	$74.77	$97.58
Natural Gas (Mcf)	$2.10	$6.59	$2.06	$5.71
Natural Gas Liquids (Bbl)	$11.57	$21.99	$12.06	$26.32
Total (Boe)	$54.75	$68.03	$51.91	$71.27

Operating Costs and Expenses per Boe:
Lease Operating Expense	$37.42	$37.74	$35.56	$28.69
Production and Ad Valorem Taxes	$4.21	$5.42	$3.91	$5.32
Depreciation, Depletion, Amortization and Accretion	$6.36	$4.30	$5.74	$4.12
General and Administrative Expense:
General and Administrative Expense	$13.70	$9.93	$12.90	$11.68
Stock-Based Compensation	$0.84	$3.94	$3.94	$2.83
Total General and Administrative Expense	$14.54	$13.88	$16.84	$14.51

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

Three Months Ended September 30, 2023 and 2022

Results of Operations

The following table reflects the Company’s summary operating information. Because of normal production declines, increased or decreased drilling activity and the effects of acquisitions, the historical information presented below should not be interpreted as indicative of future results.

	Three Months Ended September 30,
	2023	2022	Variance	Variance %
Oil Revenues	$9,492,127	$11,501,521	$(2,009,394)	-17%
Natural Gas Revenues	411,217	1,526,148	(1,114,931)	-73%
NGL Revenues	411,624	945,317	(533,693)	-56%
Total Product Revenues	10,314,968	13,972,986

Lease Operating Expense (Including Workovers)	7,050,054	7,751,755	(701,701)	-9%
Production and Ad Valorem Taxes	792,241	1,112,246	(320,005)	-29%
Depreciation, Depletion, Amortization and Accretion	1,198,448	882,162	316,286	36%
General and Administrative Expense:
General and Administrative Expense	2,580,464	2,040,418	540,046	26%
Stock-based Compensation	158,792	809,641	(650,849)	-80%
Total General and Administrative Expense	2,739,256	2,850,059	(110,803)	-4%

Interest Expense	249,796	125,330	124,466	99%

Operating Income (Loss)	(2,633,902)	1,442,159	(4,076,061)	NM
Net Income (Loss)	(2,747,628)	215,941	(2,963,569)	NM

NM: A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change that is greater than 200.

Revenues

Revenues for the three months ended September 30, 2023 decreased over the same period as the prior year primarily due to lower realized oil, natural gas and NGL prices and lower oil volumes. Oil volumes in third-quarter 2023 were impacted by facility maintenance in New Mexico.

Realized oil prices for the three months ended September 30, 2023, were approximately $78.98 per barrel, while realized prices for the same period in the prior year were approximately $92.90 per barrel, a decrease in price of approximately 15%.

Realized natural gas prices for the three months ended September 30, 2023, were approximately $2.10 per mcf, while realized prices for the same period in the prior year were approximately $6.59 per mcf, a decrease in price of approximately 71%.

Realized NGL prices for the three months ended September 30, 2023, were approximately $11.57 per barrel, while realized prices for the same period in the prior year were approximately $21.99 per barrel, a decrease in price of approximately 45%.

Net oil sales volumes were approximately 120,000 Bbls for the three months ended September 30, 2023, a decrease of approximately 3% over the same period in the prior year. Oil volumes in third-quarter 2023 were impacted by facility maintenance in New Mexico.

Lease Operating Expense and Production Taxes

Lease operating expense was lower in 2023 due in part to lower contract labor in the third quarter of 2023. Lease operating expense includes approximately $3.2 million workover expense for the three months ended September 30, 2023 as compared to $2.9 million for the same period in 2022. The workover expense in 2023 was primarily in New Mexico as the Company continued to work over wells in the region to enhance production.

Production taxes were lower for the third quarter of 2023 compared to 2022 as a result of the lower product revenues discussed above.

General and Administrative Expense

General and administrative expense, excluding stock-based compensation, increased in 2023 compared to 2022 primarily due to higher employee costs.

Stock-based Compensation

The Company utilizes stock-based compensation to compensate the Board, members of management, and retain talented personnel. The Company anticipates stock-based compensation to continue to be utilized in 2023 and beyond to attract and retain talented personnel and compensate Board members and consultants. The decrease year over year is primarily due to forfeited stock options resulting in the reversal of $576,000 of previously recorded stock-based compensation (See Note 12).

Interest Expense

Cash-based interest expense increased despite a decrease in the outstanding amount under the Company’s Credit Facility due to an increase in the interest rate from 5.0% at September 30, 2022 to 10.0% at September 30, 2023.

Nine Months Ended September 30, 2023 and 2022

Results of Operations

The following table reflects the Company’s summary operating information. Because of normal production declines, increased or decreased drilling activity and the effects of acquisitions, the historical information presented below should not be interpreted as indicative of future results.

	Nine Months Ended September 30,
	2023	2022	Variance	Variance %
Oil Revenues	$27,578,453	$35,247,309	$(7,668,856)	-22%
Natural Gas Revenues	1,315,938	3,731,946	(2,416,008)	-65%
NGL Revenues	1,278,759	3,201,947	(1,923,188)	-60%
Total Product Revenues	30,173,150	42,181,202

Lease Operating Expense (Including Workovers)	20,669,217	16,981,057	3,688,160	22%
Production and Ad Valorem Taxes	2,271,630	3,151,325	(879,695)	-28%
Depreciation, Depletion, Amortization and Accretion	3,338,615	2,438,895	899,720	37%
General and Administrative Expense:
General and Administrative Expense	7,497,947	6,915,068	582,879	8%
Stock-based Compensation	2,289,237	1,672,823	616,414	37%
Total General and Administrative Expense	9,787,184	8,587,891	1,199,293	14%

Interest Expense	671,982	347,763	324,219	93%

Operating Income (Loss)	(7,158,122)	11,000,171	(18,158,293)	NM
Net Income (Loss)	(7,672,128)	9,373,648	(17,045,776)	NM

NM: A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change that is greater than 200.

Revenues

Revenues for the nine months ended September 30, 2023 decreased over the same period as the prior year primarily due to lower realized oil, natural gas and NGL prices, partially offset by higher oil sales volumes.

Realized oil prices for the nine months ended September 30, 2023, were approximately $74.77 per barrel, while realized prices for the same period in the prior year were approximately $97.58 per barrel, a decrease in price of approximately 23%.

Realized natural gas prices for the nine months ended September 30, 2023, were approximately $2.06 per mcf, while realized prices for the same period in the prior year were approximately $5.71 per mcf, a decrease in price of approximately 67%.

Realized NGL prices for the nine months ended September 30, 2023, were approximately $12.06 per barrel, while realized prices for the same period in the prior year were approximately $26.32 per barrel, a decrease in price of approximately 54%.

Net oil sales volumes were approximately 369,000 Bbls for the nine months ended September 30, 2023, an increase of approximately 2% over the same period in the prior year.

Lease Operating Expense and Production Taxes

Lease operating expense was higher in 2023 due in part to higher workover activity in the first nine months of 2023 coupled with higher production. Lease operating expense includes approximately $8.9 million of workover expense for the nine months ended September 30, 2023 as compared to $5.3 million for the same period in 2022. Part of the higher workover expense was in North Dakota as the Company continued to work over wells in the state to enhance production alongside capital recompletions and sidetrack drilling started in 2022.

Production taxes were lower for the first nine months of 2023 compared to 2022 as a result of the lower product revenues discussed above.

Depreciation, Depletion, Amortization and Accretion

The higher DD&A in 2023 is due in part to the increase in production as well as the impact of the capitalized costs associated with the capital development activity in North Dakota.

General and Administrative Expense

General and administrative expense, excluding stock-based compensation, in 2023 includes $360,000 of severance expense for the former CEO and $145,000 of severance expense for the former COO (see Note 12) along with higher employee salaries and wages, partially offset by lower employee bonus expense period over period. The nine months ended September 30, 2022 includes a $650,000 expense accrual related to a sales tax audit.

Stock-based Compensation

The Company utilizes stock-based compensation to compensate members of the Board, management, and retain talented personnel. The Company anticipates stock-based compensation to continue to be utilized in 2023 and beyond to attract and retain talented personnel and compensate Board members and consultants. The increase year over year is primarily due to Board awards in 2023 partially offset by forfeited stock options resulting in the reversal of $576,000 of previously recorded stock-based compensation (See Note 12).

Interest Expense

Cash-based interest expense increased despite a decrease in the outstanding amount under the Company’s Credit Facility due to an increase in the interest rate from 5.0% at September 30, 2022 to 10.0% at September 30, 2023.

Item 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4.         CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation under the supervision and participation of the Company's Chief Executive Officer and Chief Financial Officer, along with the Company’s management, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Securities Exchange Act Rule 13a - 15(e). Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures as of the end of the period covered by this report were not effective due to an existing material weakness discussed below. As described in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2023, the Company’s Chief Executive Officer and Principal Financial Officer concluded that, as of December 31, 2022, the Company’s internal control over financial reporting was not effective at a reasonable assurance level due to a material weakness as the Company did not have sufficient resources and processes in its accounting function, which restricts the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner.

Management has evaluated the material weakness described above and is in the process of updating its design and implementation of internal control over financial reporting to remediate the aforementioned material weakness and enhance the Company’s internal control environment which to date has included the hiring of a Chief Accounting Officer in October 2021. In the first quarter of 2022, the Chief Accounting Officer engaged an outside company to undertake an internal controls review. This review concluded in the third quarter of 2022. Controls that would strengthen the Company’s internal control structure that were identified during the course of the review continue to be designed and will be implemented on an ongoing basis. Additionally, in December 2022, we had a change in the Chief Accounting  Officer although the former Chief Accounting Officer continued to assist the Company on a part-time basis in the first half of 2023. In addition to continuing to enhance and refine control design, management plans to add the appropriate resources and focus efforts during 2023 to test the operational effectiveness of the controls that will be established. In May 2023, we hired an additional accounting resource who will serve as Controller. We are committed to continuing to improve our internal control processes and will continue to diligently and vigorously review our financial reporting controls and procedures.

Changes in Internal Control Over Financial Reporting

While we continue to implement design enhancements to our internal control procedures, we believe that other than the changes described above regarding the ongoing remediation efforts, there were no changes to our internal control over financial reporting during the three months ended September 30, 2023, which were identified in connection with the evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  It is management’s expectation that the Company will implement enhanced controls throughout 2023 with additional controls implemented as they are identified by the outside consultants. Management will continue to diligently and rigorously review the financial reporting controls and procedures on an ongoing basis.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

For information regarding legal proceedings, see Note 15 of the Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

On August 9, 2023 the Company issued 67,000 shares of common stock to Energy Evolution in exchange for the Purchase Option. For a description of the Purchase Option, see Note 3 of Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

The issuance of such shares of common stock was not registered under the Securities Act of 1933, as amended, in reliance upon the exemption from the registration requirements of that Act provided by Section 4(a)(2) thereof. Energy Evolution is a sophisticated accredited investor with the experience and expertise to evaluate the merits and risks of an investment in the Company and the financial means to bear the risks of such an investment.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1	Empire North Dakota LLC Promissory Note Due October 31, 2023 in the original aggregate principal amount of $5.0 million in favor of Phil Mulacek (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated September 19, 2023, which was filed on September 25, 2023).

10.2	Empire North Dakota LLC Promissory Note Due October 31, 2023 in the original principal amount of $5.0 million in favor of Energy Evolution Master Fund, Ltd. (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K dated September 19, 2023, which was filed on September 25, 2023).

10.3	Commercial Guaranty Agreement, dated as of September 19, 2023, issued by Empire Petroleum Corporation in favor of Phil Mulacek (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K dated September 19, 2023, which was filed on September 25, 2023).

10.4	Commercial Guaranty Agreement, dated as of September 19, 2023, issued by Empire Petroleum Corporation in favor of Energy Evolution Master Fund, Ltd. (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K dated September 19, 2023, which was filed on September 25, 2023).

10.5	Letter Agreement amending Senior Revolver Loan Agreement, dated as of September 19, 2023, by and among Empire Louisiana LLC and Empire North Dakota LLC, as borrowers, Empire Petroleum Corporation, as guarantor, and CrossFirst Bank, as lender (incorporated herein by reference to Exhibit 10.5 to the Company’s Form 8-K dated September 19, 2023, which was filed on September 25, 2023).

10.6	Subordination Agreement, dated as of September 19, 2023, by and among Phil Mulacek, Energy Evolution Master Fund, Ltd. and Empire North Dakota LLC in favor of CrossFirst Bank (incorporated herein by reference to Exhibit 10.6 to the Company’s Form 8-K dated September 19, 2023, which was filed on September 25, 2023).

10.7

Letter Amendment amending the Bridge Loans, dated as of October 31, 2023, by and among Phil Mulacek and Energy Evolution Master Fund, Ltd., as investors, Empire North Dakota LLC, as borrower, and Empire Petroleum Corporation, as guarantor (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated October 31, 2023, which was filed on November 1, 2023).

10.8	Shared Services Agreement, dated as of August 1, 2023, by and between PIE Operating, LLC and Empire Petroleum Corporation (submitted herewith).

31.1	Rule 13a - 14 (a)/15(d) - 14(a) Certification of Michael R. Morrisett, Chief Executive Officer (submitted herewith).

31.2	Rule 13a - 14 (a)/15(d) - 14(a) Certification of Stephen L. Faulkner, Jr., Chief Financial Officer (submitted herewith).

32.1	Section 1350 Certification of Michael R. Morrisett, Chief Executive Officer (submitted herewith).

32.2	Section 1350 Certification of Stephen L. Faulkner, Jr., Chief Financial Officer (submitted herewith).

101	Financial Statements for Inline XBRL format (submitted herewith).

104	Cover Page Interactive Data File (embedded within Inline XBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Empire Petroleum Corporation

Date: November 13, 2023	By:	/s/ Michael R. Morrisett
Michael R. Morrisett
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 13, 2023	By:	/s/ Stephen L. Faulkner, Jr.
Stephen L. Faulkner, Jr.
Chief Financial Officer and Chief Accounting Officer
(Principal Financial Officer)

