Form 10-K
period 2023-12-31
EMPIRE PETROLEUM CORP
filed 2024-03-28
CIK 887396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

 OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the closing sales price of such common equity as of the last business day of the registrant's most recently completed second fiscal quarter, was $112,628,653.

The number of shares of the registrant's common stock, $0.001 par value, outstanding as of March 25, 2024 was 25,623,674.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2024 annual meeting of stockholders have been incorporated by reference into Part III of this Annual Report on Form 10-K.

1

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

By their very nature, forward-looking statements require management to make assumptions that may not materialize or that may not be accurate. Forward-looking statements are subject to known and unknown risks and uncertainties and other factors that may cause actual results, levels of activity and achievements to differ materially from those expressed or implied by such statements. Factors that could cause actual results to differ materially from the results discussed in such forward-looking statements include, but are not limited to, those discussed in Item 1A (“Risk Factors”) and elsewhere in this Form 10-K and in other documents that we file with or furnish to the Securities and Exchange Commission (the “SEC”), and the following:

•	changes in oil, natural gas and natural gas liquids prices and the demand for oil, natural gas and natural gas liquids;
•	our ability to replace reserves and efficiently develop current reserves;
•	uncertainties inherent in estimating oil and gas reserves;
•	management’s ability to execute our business plan;
•	delays and other difficulties related to producing oil, natural gas and natural gas liquids;
•	delays and other difficulties related to regulatory and governmental approvals and restrictions;
•	availability of sufficient capital to execute management’s business plan, including future cash flows from operations, available borrowing capacity under revolving credit facilities, from our two largest stockholders and otherwise;
•	management's ability to make acquisitions on economically acceptable terms and management's ability to integrate acquisitions;
•	weather and environmental conditions;
•	unforeseen engineering, mechanical or technological difficulties in working over wells;
•	costs of operations and operating hazards;
•	competition from other natural resource companies;
•	unanticipated reductions in the borrowing base under the revolving credit facility we are party to;
•	the availability of sufficient pipeline and other transportation facilities and equipment to carry our production to market and the impact of these facilities on our realized prices;
•	our ability to retain key members of senior management and key technical and financial employees;
•	the identification of and severity of adverse events and governmental responses to these or other environmental events;
•	future ESG compliance developments and increased attention to such matters which could adversely affect our ability to raise equity and debt capital;
•	the effect of our derivative activities;
•	impacts of public health crises, pandemics and epidemics, such as the coronavirus pandemic ("COVID-19");
•	A cyber incident involving our information systems and related infrastructure, or that of our business partners;
•	the effects of governmental and environmental regulation; and
•	general economic conditions.

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

Working interest or WI – The ownership interest, generally defined in a Joint Operating Agreement (“JOA”), that gives the owner the right to drill, produce and/or conduct operating activities on the property and share in the sale of production, subject to all royalties, overriding royalties and other burdens and obligates the owner of the interest to share in all costs of exploration, development operations and all risks in connection therewith.

Workover – Operations on a producing or injection well to restore or increase production.

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

Overview

Empire Petroleum Corporation is an independent energy company that engages in unlocking value in developed assets. Empire operates the following wholly-owned subsidiaries in its areas of operations:

•	Empire New Mexico LLC (“Empire New Mexico”)

○	Empire New Mexico LLC d/b/a Green Tree New Mexico
○	Empire EMSU LLC
○	Empire EMSU-B LLC
○	Empire AGU LLC
○	Empire NM Assets LLC

•	Empire Rockies Region
○	Empire North Dakota LLC (“Empire North Dakota”)

○	Empire ND Acquisition LLC (“Empire NDA”)

•	Empire Texas (“Empire Texas”), consisting of the following entities:

○	Empire Texas LLC

○	Empire Texas Operating LLC

○	Empire Texas GP LLC

○	Pardus Oil & Gas Operating, LP (owned 1% by Empire Texas GP LLC and 99% by Empire Texas LLC)

•	Empire Louisiana LLC (“Empire Louisiana”)

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

We operate as a single segment as each of our operating areas have similar economic characteristics and each meet the criteria for aggregation as defined by accounting standards related to disclosures about segments of an enterprise.

Available Information

Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as well as proxy statements and other information we file with, or furnish to, the SEC are available free of charge on our website at www.empirepetroleumcorp.com. We make these documents available as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. The information contained on our website, or available by hyperlink from our website, is not incorporated into this Form 10-K or other documents we file with, or furnish to, the SEC. We intend to use our website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Such disclosures will be included on our website in the “Investor Relations” sections. Accordingly, investors should monitor such portions of our website, in addition to following our press releases, SEC filings and public conference calls and webcasts.

In addition, we use social media to communicate with our investors and the public about our company, our businesses and our results of operations. The information we post on social media could be deemed to be material information. Therefore, we encourage investors, the media and others interested in our company to review the information we post on the social media channels listed in the “Investor Relations” section of our website.

Properties

We are an independent operator in four geographic areas in the United States. As operator, we manage and influence production on operated properties. We use a combination of experienced field personnel and third-party service providers to execute our mission. Our producing properties have reasonably predictable production profiles and cash flows, subject to commodity price and cost fluctuations.

As is common in the industry in which we operate, we selectively participate in drilling and developmental activities in non-operated properties. Decisions to participate in non-operated properties are made after technical and economic analysis of the projects which also considers the operating expertise and historical track record of the operators.

Empire New Mexico

Empire New Mexico was formed when we purchased producing assets from XTO in May 2021. These assets are located in Lea County, New Mexico and include approximately 670 gross (483 net) producing and injection wells on a contiguous and consolidated acreage position consisting of 48,000 gross (41,000 net). We also have 14 RI wells with an average ORRI of 11%. Empire New Mexico’s assets primarily produce oil with natural gas and NGLs accompanying oil production. Empire New Mexico’s properties are in the following formations:

•	Grayburg/San Andres (primary source of production)

•	Queen-Seven Rivers-Yates

•	Devonian

•	Abo

•	Blineberry

•	Tubb

•	Drinkard

We have begun technical work for uplift opportunities in New Mexico.

Empire North Dakota

Empire North Dakota includes approximately 138 gross (108 net) producing or injection wells on 24,000 gross (18,000 net) acres in North Dakota and western Montana. We also have smaller nonoperating interests in 70 gross (less than 1 net) vertical wells. These properties primarily produce oil with some related gas production. Assets are located in the following formations:

•	Madison (primary source of production)

•	Bakken

•	Duperow

•	Red River

•	Ratcliffe/Mission Canyon

The existing producing properties have experienced near-flat production rates over the last five years. We have been able to capitalize on operational improvements to allow more immediate recovery of reserves.

In the fourth quarter of 2023, the Company commenced a program to further develop its Starbuck Field located in North Dakota (the “Starbuck Drilling Program”). Empire expects 2024 to be a year of progress as it continues to advance the Starbuck Drilling Program.

The Starbuck Drilling Program’s first well came online in December 2023 and a total of five wells in the Upper Charles formation have been placed on production as of the filing date of this report. The Company is currently optimizing completions while increasing the core production through its enhanced oil recovery (“EOR”) program.

The Company currently has one rig in the Starbuck Field. As the Starbuck Field is strategically designed for EOR production, the Company anticipates EOR development to begin in the second quarter of 2024 with the goal of providing a meaningful increase in production beginning as soon as the second half of 2024 and going forward.

Empire has also logged five vertical pilot wells to help identify additional pay and extend existing reservoirs, which has confirmed three additional primary zones of interest and two secondary zones of interest. In addition, the Company has drilled a vertical appraisal well in the Starbuck Field to core two new target zones for development. The two new primary target zones of development have been successfully cored and the cores are under analysis. The data will then be added to the development plan while the vertical well will be placed on production in the first quarter of 2024.

Empire Texas

Empire Texas includes approximately 121 gross (106 net) producing wells on approximately 43,000 gross (30,000 net) acres as well as 77 miles of gathering lines and pipelines with related facilities and equipment. Empire Texas owns concentrated acreage and stacked pay in the historically prolific East Texas Basin. Assets are concentrated in the Fort Trinidad Field in Houston and Madison Counties with high working interest and historical production from eight separate formations. We have begun technical work for uplift opportunities in Texas.

Empire Louisiana

Empire Louisiana includes 12 gross (10 net) producing wells and three saltwater disposal wells in the Miocene, Frio, Cockfield, and Wilcox formations. Empire Louisiana’s assets primarily produce oil.

Production and Operating Data

The following table sets forth a summary of our production and operating data for the years ended December 31, 2023 and 2022. Because of normal production declines, increased or decreased production due to future acquisitions, divestitures, and development, fluctuations in commodity prices and the effects of acquisitions or divestitures, the historical information presented below should not be interpreted as being indicative of future results.

	Year Ended December 31, 2023	Year Ended December 31, 2022
Production and operating data:

Net sales volumes:
Oil (Bbl)	487,869	482,818
Natural gas (Mcf)	854,274	875,647
Natural gas liquids (Bbl)	136,013	160,809
Total (Boe)	766,261	789,568

Average price per unit:
Oil (a)	$75.19	$93.16
Natural gas	$2.02	$5.18
Natural gas liquids	$12.21	$22.76
Total (Boe)	$52.29	$67.34

Operating costs and expenses per Boe:
Lease operating expense (excluding workovers)	$21.70	$19.92
Workovers	$15.66	$9.95
Total Lease operating expense	$37.36	$29.87
Production and ad valorem taxes	$3.97	$4.99
Depreciation, depletion, amortization and accretion	$6.33	$4.19
General & administrative (excluding stock-based compensation)	$15.71	$12.18
Stock-based compensation	$4.10	$3.44

(a)	Excludes the effect of net cash receipts from (payments on) derivatives.

At December 31, 2023 and 2022, we had approximately 1,000 gross (710 net) producing and injection wells.

We have no firm delivery commitments for oil or natural gas.

Oil and Natural Gas Reserves

Our primary mission is to optimize existing producing properties; as such, there are no reserves estimated for undeveloped properties, though we own acreage that can be drilled in the future and are also a non-operator WI owner on acreage subject to future drilling activities. The following table represents our oil and natural gas reserves at December 31, 2023 and 2022.

	Oil	Natural Gas	NGL
	(Mbbl)	(MMcf)	(Mbbl)	MBoe
Proved developed at December 31, 2023	6,924	6,104	1,171	9,112
Proved developed at December 31, 2022	8,826	12,936	2,262	13,244

Net proved reserves were calculated using an unweighted arithmetic average of the first-day-of-the-month price within the 12-month period for the year. All prices and costs associated with operating wells were held constant in accordance with SEC guidelines. Prices of $75.45 per barrel of oil, $1.51 per Mcf and $9.82 per barrel of NGL were utilized at December 31, 2023. Prices of $91.14 per barrel and $4.23 per Mcf and $36.29 per barrel of NGL were utilized at December 31, 2022.

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

Brian Weatherl, Vice President of Engineering for the Company, is responsible for our reservoir engineering, and is a qualified reserve estimator and is responsible for overseeing CG&A during the preparation of the annual reserve estimates. His professional qualifications meet or exceed the qualifications of reserve estimators set forth in the “Standards Pertaining to Estimation and Auditing of Oil and Natural Gas Reserve Information” promulgated by the Society of Petroleum Engineers. His qualifications include a Bachelor of Science degree in Petroleum Engineering from the University of Tulsa in 1984 and he is a member of the Society of Petroleum Engineers. Mr. Weatherl has been estimating and evaluating reserves for over 35 years.

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

For 2023, 70% of revenues from oil, natural gas, and NGL sales were to three customers. For 2022, 68% of revenues from oil, natural gas, and NGL sales were to four customers. While the loss of these purchasers may result in a temporary interruption in sales of, or a lower price for, our production, we believe that the loss of these purchasers would not have a material adverse effect on our operations, as there are alternative purchasers in our producing regions.

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

Markets and Price Volatility

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

Employees

At December 31, 2023, we had 50 full-time employees, not including contract personnel and outsourced service providers. Our team is broadly experienced in oil and natural gas operations and follows a strategy of outsourcing most accounting, human resources, and other non-core functions.

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

As required by the SEC, the estimated discounted future net cash flows from proved reserves are based on the average previous twelve months first-of-month prices preceding the date of the estimate and costs as of the date of the estimate, while actual future prices and costs may be materially higher or lower. Actual future net cash flows also will be affected by factors such as:

•	the amount and timing of actual production;

•	levels of future capital spending;

•	increases or decreases in the supply of or demand for oil, natural gas, and NGLs; and

•	changes in governmental regulations or taxation.

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

Our total indebtedness at December 31, 2023 was $5.7 million. At December 31, 2023, commitments from a financial institution under a Revolving Credit Facility (the “Credit Facility”) with Empire North Dakota and Empire NDA were approximately $10.0 million, of which approximately $5.5 million was unused and approximately $4.5 million was outstanding. In addition, we had approximately $1.1 million outstanding under a joint development agreement with a related party as of December 31, 2023 (See Note 4 of Notes to Consolidated Financial Statements). Management continues to review existing indebtedness, and may seek to repay, refinance, repurchase, redeem, exchange or otherwise terminate existing indebtedness. If we do seek to refinance existing indebtedness, there can be no guarantee that we would be able to execute the refinancing on favorable terms or at all.

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

The oil and natural gas industry is capital intensive. Management makes and expects to continue to make substantial capital expenditures for the acquisition and development of reserves. We intend to finance future capital expenditures through cash flow from operations, incurring additional indebtedness, or capital raises. However, cash flow from operations and access to capital are subject to a number of variables, including:

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

The loss or unavailability of capital provided by our two largest stockholders could have a material adverse effect on our business.

Our two largest stockholders, Energy Evolution Master Fund, Ltd. and Phil Mulacek, have been a significant source of capital for our acquisitions of oil and natural gas properties and the development of our oil and natural gas reserves. We have been dependent on this capital to fund our growth plans, including our current drilling programs. The loss of this capital could have a material adverse effect on our business, especially our growth plans.

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

The price we receive for our oil and natural gas production heavily influences our revenue, profitability, access to capital and future rate of growth. Oil and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the markets for oil and natural gas have been volatile. These markets will likely continue to be volatile in the future. The prices we receive for our production, and the levels of our production, depend on numerous factors beyond our control. These factors include, but are not limited to, the following:

•	changes in global supply and demand for oil and natural gas, which could be negatively affected by concerns about public health crises, pandemics and epidemics, such as the COVID-19 pandemic;
•	the price and quantity of imports of foreign oil and natural gas;
•	political conditions, including trade or other economic sanctions, armed conflict in Ukraine and the Middle East, the price cap on Russian oil and embargoes, in or affecting other oil-producing activity;
•	the level of global oil and natural gas exploration and production activity;
•	the level of global oil and natural gas inventories;
•	weather conditions, including extreme climatic events;
•	technological advances affecting energy consumption; and
•	the price and availability of alternative fuels.

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

Our producing properties are geographically concentrated in New Mexico, North Dakota, Montana, Texas, and Louisiana. At December 31, 2023, all of our total estimated proved reserves were attributable to properties located in these areas. As a result of this concentration, we are exposed to the impact of regional supply and demand factors, delays or interruptions of production from wells in these areas caused by governmental regulation, processing or transportation capacity constraints, market limitations, severe weather events, water shortages or other drought related conditions or interruption of the processing or transportation of oil or natural gas.

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

If forecasted prices for oil, natural gas and NGL decrease, we may be required to take significant future write-downs of the financial carrying values of our properties in the future.

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

Many of our properties are in reservoirs that may have already been partially depleted or drained by earlier offset drilling. The owners of leasehold interests adjoining any of our properties could take actions, such as drilling and completing additional wells, which could adversely affect our operations. When a new well is completed and produced, the pressure differential in the vicinity of the well causes the migration of reservoir fluids toward the new wellbore (and potentially away from existing wellbores). As a result, the drilling and production of these potential locations by us or other operators could cause depletion of our proved reserves and may inhibit our ability to further develop our proved reserves. In addition, completion operations and other activities, including water disposal activities, conducted on adjacent or nearby wells could cause production from our wells to be shut in for indefinite periods of time, could result in increased lease operating expenses and could adversely affect the production and reserves from our wells after they re-commence production. We have no control over the operations or activities of offsetting operators.

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

In the United States, no comprehensive climate change legislation has been implemented at the federal level. However, following the U.S. Supreme Court finding that GHG emissions constitute a pollutant under the Clean Air Act, the EPA has adopted regulations that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the United States, impose new standards reducing methane emissions from oil and gas operations through limitations on venting and flaring and the implementation of enhanced emission leak detection and repair requirements, and together with the United States Department of Transportation, implement GHG emissions limits on vehicles manufactured for operation in the United States. The federal regulation of methane emissions from oil and natural gas facilities has been subject to considerable attention in recent years. In December 2023, the EPA finalized new and updated rules for both new and existing sources. The final rules make existing regulations more stringent, expand the scope of source types covered by the rules and require states to develop plans to reduce methane and volatile organic compound emissions from existing sources. These new rules will likely be subject to legal challenges. As a result, we cannot predict the scope of any final methane regulatory requirements or the cost to comply with such requirements. However, given the long-term trend toward increasing regulation, future federal GHG regulations of the oil and natural gas industry remain a significant possibility.

Governmental, scientific, and public concern over the threat of climate change arising from GHG emissions has resulted in increasing political risks in the United States, including climate change related pledges made by certain candidates elected to public office. President Biden has issued several executive orders focused on addressing climate change, including items that may impact costs to produce, or demand for, oil and gas. There are also increasing financial risks for fossil fuel producers as shareholders currently invested in fossil-fuel energy companies may elect in the future to shift some or all of their investments into other sectors. Institutional lenders who provide financing to fossil-fuel energy companies also have become more attentive to sustainable lending practices and some of them may elect not to provide funding for fossil fuel energy companies. For example, at COP26, the Glasgow Financial Alliance for Net Zero (“GFANZ”) announced that over 450 firms in the financial sector across 45 countries committed to net zero goals. The various sub-alliances of GFANZ generally require participants to set short-term, sector-specific targets to transition their financing, investing, and/or underwriting activities to net zero emissions by 2050. There is also a risk that financial institutions will be pressured or required to adopt policies that have the effect of reducing the funding provided to the fossil fuel sector. President Biden signed an executive order calling for the development of a “climate finance plan” and, separately, the Federal Reserve has joined the Network for Greening the Financial System (“NGFS”), a consortium of financial regulators focused on addressing climate-related risks in the financial sector. In November 2021, the Federal Reserve issued a statement in support of the efforts of the NGFS to identify key issues and potential solutions for the climate-related challenges most relevant to central banks and supervisory authorities. Limitation of investments in and financings for fossil fuel energy companies could result in the restriction, delay or cancellation of drilling programs or development or production activities.

Additionally, in March 2024, the SEC issued a final rule that requires a public company to disclose, among other things, material climate-related risks, activities to mitigate or adapt to such risks, information about the company’s board of directors' oversight of climate-related risks and management’s role in managing material climate-related risks, and information on any climate-related targets or goals that are material to the company’s business, results of operations, or financial condition. The final rule also requires, on a phased-in basis, disclosure of Scope 1 and/or Scope 2 GHG emissions by certain larger public companies, which currently would not apply to Empire given its size, when those emissions are material and the filing of an attestation report covering the required disclosure of such company’s Scope 1 and/or Scope 2 emissions. The new rule is already subject to legal challenges. Although the ultimate impact of the new rule on our business is uncertain given such legal challenges, compliance with the new rule, if upheld, may result in additional legal, accounting and financial compliance costs.

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

Our ability to use our existing net operating loss carryforwards or other tax attributes could be further limited.

In the event that an entity has an “ownership change” (as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”)), an entity’s federal net operating loss carryforwards (“NOLs”) generated prior to an ownership change would be subject to annual limitations, which could defer or eliminate our ability to utilize these tax losses against future taxable income. Generally, an “ownership change” occurs if one or more stockholders, each of whom owns 5% or more in value of a corporation’s stock, increase their aggregate percentage ownership by more than 50% over the lowest percentage of stock owned by those stockholders at any time during the preceding three-year period. A full Section 382 analysis was prepared in 2023 and it was determined that our NOLs were subject to limitations under Section 382.

At December 31, 2023, we had approximately $24.3 million of federal NOLs generated in prior years that could offset against future taxable income, however, $4.7 million of the NOLs were limited as of December 31, 2023 due to ownership changes. NOLs created prior to 2018 have a 20-year expiration period and NOLs arising after 2017 have an indefinite life. Additionally, utilization of any NOL depends on many factors, including our ability to generate future taxable income, which cannot be assured. At December 31, 2023, we had a tax valuation allowance recorded on the NOLs.

In the event that we were to undergo any further “ownership change”, our NOLs generated prior to an ownership change would be subject to further annual limitations, which could defer or eliminate our ability to utilize these tax losses against future taxable income. Depending on participation in our Rights Offering announced in March 2024, it is likely that an ownership change will occur which could further limit the utilization of the NOLs.

Legislation

Climate change legislation, regulations restricting emissions of “greenhouse gases” (GHG’s) or legal or other action taken by public or private entities related to climate change could result in increased operating costs and reduced demand for the oil and natural gas that we produce.

The threat of climate change continues to attract considerable attention in the United States and around the world. Numerous proposals have been made and could continue to be made at the international, national, regional and state levels of government to monitor and limit existing emissions of GHGs as well as to restrict or eliminate such future emissions. These efforts have included consideration of cap-and-trade programs, carbon taxes, GHG disclosure obligations and regulations that directly limit GHG emissions from certain sources. Moreover, President Biden highlighted addressing climate change as a priority of his administration, issued several executive orders related to climate change and recommitted the United States to long-term international goals to reduce emissions, and continues to require the incorporation of climate change considerations into executive agency decision-making. In recent years, Congress has considered legislation to reduce emissions of GHGs, including methane, a primary component of natural gas, and carbon dioxide, a byproduct of the burning of natural gas. For example, the Inflation Reduction Act of 2022, which appropriates significant federal funding for renewable energy initiatives and, for the first time, imposes a fee on GHG emissions from certain facilities, was signed into law in August 2022. The emissions fee and funding provisions of the law could increase operating costs within the oil and natural gas industry and accelerate the transition away from fossil fuels, which could in turn adversely affect our business and results of operations.

At the international level, the United Nations ("UN") -sponsored "Paris Agreement" requires member states to submit non-binding, individually-determined reduction goals known as Nationally Determined Contributions every five years after 2020. President Biden has recommitted the United States to the Paris Agreement and, in April 2021, announced a goal of reducing the United States' emissions by 50 to 52% below 2005 levels by 2030. Various U.S. states and local governments have also publicly committed to furthering the goals of the Paris Agreement. Additionally, at the UN Climate Change Conference of Parties ("COP26"), held in November 2021, the United States and the European Union jointly announced the launch of a Global Methane Pledge, an initiative committing to a collective goal of reducing global methane emissions by at least 30% from 2020 levels by 2030, including "all feasible reductions" in the energy sector. COP26 concluded with the finalization of the Glasgow Climate Pact, which stated long-term global goals (including those in the Paris Agreement) to limit the increase in the global average temperature and emphasized reductions in GHG emissions. These goals were reaffirmed at the November 2022 Conference of Parties ("COP27"). At COP27, the United States also announced, in conjunction with the European Union and other partner countries, that it would develop standards for monitoring and reporting methane emissions to help create a market for low methane-intensity natural gas. Moreover, various state and local governments have also publicly committed to furthering the goals of the Paris Agreement. In December 2023, the 28th session of Conference Parties was held where parties signed on to an agreement to transition away from fossil fuels and increase renewable energy capacity so as to achieve net zero by 2050, although no timeline for doing so is set. The full impact of these actions, and any legislation or regulation promulgated to fulfill the United States' commitments thereunder, is uncertain at this time, and it is unclear what additional initiatives may be adopted or implemented that may have adverse effects upon our operations.

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

We have had material weaknesses in our internal control over financial reporting in prior fiscal years. Failure to maintain effective internal control over financial reporting could adversely affect our ability to report our financial condition and results of operations accurately and on a timely basis. As a result, our business, operating results and liquidity could be harmed.

As disclosed in our prior annual reports on Form 10-K, we identified a material weakness in internal controls over financial reporting as of December 31, 2022 and 2021. We believe that this material weakness has been successfully remediated.

Our failure to maintain effective internal control over financial reporting could adversely affect our ability to report our financial results on a timely and accurate basis, which could result in a loss of investor confidence in our financial reports or have a material adverse effect on our ability to operate our business or access sources of liquidity. Furthermore, because of the inherent limitations of any system of internal control over financial reporting, including the possibility of human error, the circumvention or overriding of controls and fraud, even effective internal controls may not prevent or detect all misstatements.

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

We have six shares of Series A Voting Preferred Stock currently issued and outstanding. The Series A Voting Preferred Stock was issued in connection with the strategic investment in us by Energy Evolution Master Fund, Ltd. For so long as the Series A Voting Preferred Stock is outstanding, our board of directors will consist of six directors. Three of the directors are designated as the Series A Directors and the three other directors (each, a “common director”) are elected by the holders of common stock and/or any preferred stock (other than the Series A Voting Preferred Stock) granted the right to vote on the common directors. Any Series A Director may be removed with or without cause but only by the affirmative vote of the holders of a majority of the Series A Voting Preferred Stock voting separately and as a single class. The holders of the Series A Voting Preferred Stock have the exclusive right, voting separately and as a single class, to vote on the election, removal and/or replacement of the Series A Directors. Holders of common stock or other preferred stock have no right to vote on the Series A Directors. In addition, in the case of any tie vote or deadlock of the board of directors, our current Chairman of the Board, a Series A Director, has the deciding, tiebreaking vote. Accordingly, the holder(s) of our Series A Voting Preferred Stock have effective control of our board of directors for so long as the voting rights of the Series A Voting Preferred Stock remain in effect.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C.  CYBERSECURITY.

The Company, with the assistance of a third party, has policies, standards, processes and practices for assessing, identifying, and managing material risks from cybersecurity threats. We engage third party personnel resources to implement and maintain security measures to meet regulatory requirements, and we intend to add internal personnel and further investments to maintain the security of our data and cybersecurity infrastructure. There can be no guarantee that our policies and procedures will be properly followed in every instance or that those policies and procedures will be effective. Our risk factors, which can found be found in Item 1A. “Risk Factors,” include further detail about the material cybersecurity risks we face. There can be no assurance that there will not be incidents in the future or that they will not materially affect us, including our business strategy, results of operations, or financial condition.

Risk Management and Strategy Overview

Currently, we rely on our third party for much of our cybersecurity efforts. Internally, we are working towards formally employing and documenting a risk-based approach to cybersecurity which aligns with corporate strategy, risk management and governance, and adaptable information technology (“IT”) infrastructure. Our cybersecurity program will consist of policies, procedures, systems, controls and technology designed to help prevent, identify, detect and mitigate cybersecurity risk and will be based on a cybersecurity framework, such as the National Institute of Standards and Technology (“NIST”) Cybersecurity framework.

To protect our IT systems and information from cybersecurity risks, we, through our third-party provider, use various security tools that help prevent, identify, escalate, investigate, resolve, and recover from identified cybersecurity vulnerabilities and incidents in a timely manner. These include the utilization of a third-party security operations center connected to a network operation center to identify, investigate, and resolve any cybersecurity threats and incidents.

We assess, at least annually, the technological risks to our key IT systems and information. We have implemented controls to identify and manage cybersecurity risks associated with all third-party service providers. These include, but are not limited to, an understanding of access controls, a records and information management policy, change control procedures, risk and control registry, attestation report reviews, and configuration standards.

Employee awareness of cybersecurity risks and threats is also an important part of an effective control environment. We periodically communicate to employees about this cybersecurity awareness. In 2024, we plan to require each of our employees to complete annual information security training, in addition to other training requirements. This should lead to an educated, informed, and prepared workforce, with an awareness of potential cybersecurity threats, how they may occur, and how to report and escalate such matters.

Our cybersecurity strategy focuses on implementing effective and efficient controls, technologies, and other processes to assess, identify, and manage material cybersecurity risks to our IT systems and information. As a part of this process, we have engaged an independent third-party specialist to review our cybersecurity environment, including formal reviews and assessments, and we have requested specific, actionable recommendations for improvement and implementation.

While we have not, as of the date of this Annual Report on Form 10-K, experienced a cybersecurity incident that has materially impacted our business or operations, there can be no guarantee that we will not experience such a threat or incident in the future. A material cybersecurity threat or incident could adversely impact our operations, our sales or financial and administrative functions, or result in the compromise of personal or other confidential information of our employees, customers, or suppliers. For this reason, we maintain cybersecurity liability insurance to provide additional support, expertise, and resources to help ensure the integrity of our cybersecurity processes and to provide a level of financial protection in the event of cybersecurity incident related costs and losses.

Governance

Our Audit Committee has oversight of our cybersecurity risk processes, as part of its overall oversight of our risk management program. Our CFO is informed about and facilitates prevention, detection, mitigation, and remediation efforts through regular communication and reporting from the third party provider. In addition, we have an escalation process in place to inform our Chief Executive Officer and other members of our senior management and, if necessary, the Audit Committee and Board of Directors, of important issues or events.

ITEM 2.  PROPERTIES.

Information regarding our properties is included in Item 1 above and in our consolidated financial statements, which is incorporated herein by reference.

ITEM 3.  LEGAL PROCEEDINGS.

In the ordinary course of business, we may be involved in litigation and claims arising from operations. As of December 31, 2023, and through the filing date of this Annual Report on Form 10-K, management does not believe the ultimate resolution of any such actions or potential actions of which management is currently aware will have a material effect on our consolidated financial position or results of operations.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is traded on the NYSE American under the symbol "EP".

Stockholders

At March 28, 2024, there were approximately 1,250 stockholders of record of our common stock.

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

Issuer Repurchase of Equity Securities

No private or open market repurchases of common stock were made by us during the fourth quarter of 2023.

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

Overview

Our primary business is the optimization and development of oil and gas interests. In 2022 we had net income from operations but have incurred losses from operations in 2023 and in years prior to 2022. There is no assurance that we will be profitable or obtain funds necessary to finance our future operations.

We seek to increase shareholder value by growing reserves, production, revenues, and cash flow from operating activities by executing our mission to use highly-skilled personnel to thoughtfully and expertly spend capital to realize reserves on producing properties as well as further develop fields.

Management places emphasis on operating cash flow in managing our business, as operating cash flow considers the cash expenses incurred during the period and excludes non-cash expenditures not related directly to our operations.

Production and Operating Data

The following table sets forth a summary of our production and operating data for the years ended December 31, 2023 and 2022.

	Year Ended December 31, 2023	Year Ended December 31, 2022
Production and operating data:

Net sales volumes:
Oil (Bbl)	487,869	482,818
Natural gas (Mcf)	854,274	875,647
Natural gas liquids (Bbl)	136,013	160,809
Total (Boe)	766,261	789,568

Average price per unit:
Oil (a)	$75.19	$93.16
Natural gas	$2.02	$5.18
Natural gas liquids	$12.21	$22.76
Total (Boe)	$52.29	$67.34

Operating costs and expenses per Boe:
Lease operating expense (excluding workovers)	$21.70	$19.92
Workovers	$15.66	$9.95
Total Lease operating expense	$37.36	$29.87
Production and ad valorem taxes	$3.97	$4.99
Depreciation, depletion, amortization and accretion	$6.33	$4.19
General & administrative (excluding stock-based compensation)	$15.71	$12.18
Stock-based compensation	$4.10	$3.44

(a)	Excludes the effect of net cash receipts from (payments on) derivatives.

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

	Years Ended December 31,
	2023	2022	$ Variance	Variance %

Oil revenues	$36,684,494	$44,978,554	(8,294,060)	-18%
Natural gas revenues	1,726,754	4,534,370	(2,807,616)	-62%
NGL revenues	1,660,256	3,659,451	(1,999,195)	-55%
Total product revenues	40,071,504	53,172,375

Lease operating expense	28,625,481	23,584,039	5,041,442	21%
Production and ad valorem taxes	3,044,411	3,943,466	(899,055)	-23%
Depreciation, depletion, amortization and accretion	4,852,555	3,307,097	1,545,458	47%
Impairment	—	936,620	(936,620)	-100%
General and administrative expense (excluding stock-based compensation)	12,034,184	9,614,948	2,419,236	25%
Stock-based compensation	3,144,751	2,716,541	428,210	16%
Cash-based interest expense	650,637	473,205	177,432	37%
Non-cash interest expense	349,790	36,335	313,455	NM

Operating Income (Loss)	(11,625,091)	8,784,163	(20,409,254)	NM
Net Income (Loss)	(12,469,605)	7,084,130	(19,553,735)	NM

NM: A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change greater than 200.

Revenues

Revenues for 2023 decreased compared to the prior year primarily due to lower realized oil, natural gas and NGL prices and lower NGL volumes, partially offset by higher oil volumes in North Dakota.

Realized oil prices for 2023, were approximately $75.19 per barrel, while realized prices for the prior year were approximately $93.16 per barrel, a decrease in price of approximately 19%. Oil volumes were higher by approximately 5,000 barrels primarily due to increased production in North Dakota partially offset by lower production in New Mexico.

Realized natural gas prices for 2023, were approximately $2.02 per Mcf, while realized prices for the prior year were approximately $5.18 per Mcf, a decrease in price of approximately 61%.

Realized NGL prices for 2023, were approximately $12.21 per barrel, while realized prices for the prior year were approximately $22.76 per barrel, a decrease in price of approximately 46%. NGL sales volumes were lower in 2023 compared to 2022 primarily due to lower volumes in New Mexico.

Lease Operating Expense and Production Taxes

Lease operating expense was higher in 2023 primarily due to higher workover activities. Lease operating expense includes approximately $12.0 million of workover expense for 2023 as compared to approximately $7.9 million for 2022. Workover expense in New Mexico increased due in part to a higher level of compliance-related activities. In addition, workover expense in North Dakota was higher for 2023 as the Company continued to work over wells in the state to enhance production alongside capital recompletions and sidetrack drilling started in 2022.

Production taxes were lower for 2023 compared to 2022 as a result of the lower product revenues discussed above.

Depreciation, Depletion, Amortization and Accretion and Impairment

The higher DD&A in 2023 as compared to 2022 primarily related to a higher depletable basis from capital expenditures in 2023. Accretion expense was higher in 2023 as the overall obligation increases over time.

We assess our oil and gas properties for impairment when circumstances indicate the carrying value may be greater than its estimated future net cash flows. In 2022, estimated future cash flows from our properties in Louisiana were less than the net book value. As a result, we recorded a $936,000 impairment expense.

General and Administrative Expense (excluding stock-based compensation)

General and Administrative Expense (excluding stock-based compensation) increased primarily due to higher employee expenses related to increased headcount in 2023 compared to 2022 and $505,000 related to severance expense for two executives in 2023 (See Note 14 of Notes to Consolidated Financial Statements). Board compensation expense, exclusive of stock-based compensation, was approximately $588,000 in 2023 as compared to $388,000 in 2022. In addition, 2023 expenses were higher due to legal costs related to potential financing transactions and compliance work related to our New Mexico operations. In 2022, we recognized expenses totaling approximately $1,269,000 in conjunction with resolution of a Texas sales tax audit for prior periods for which the initial assessment was received in April 2022. This total includes consulting fees and an accrual for $528,000 for the final settlement which was paid in 2023.

Stock-based Compensation

We utilize stock-based compensation to compensate members of management and retain talented personnel. Our stock-based compensation increased in 2023 due to a higher number of awards in 2023. We anticipate stock-based compensation to continue to be utilized in 2024 and beyond to attract and retain talented personnel and compensate our board members and consultants.

Interest Expense

Cash-based interest expense increased as higher interest rates were partially offset by a lower outstanding balance under our Credit Facility. We have minimal interest-bearing vehicle and equipment notes payable.

Non-cash interest expense is primarily attributable to the related party note payable as described in Note 7 of Notes to Consolidated Financial Statements. In addition, 2023 includes interest from $10,000,000 of bridge loans from related parties that were subsequently converted to equity (See Note 15 of Notes to Consolidated Financial Statements).

Income taxes

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

For 2023, we had a loss before income taxes for which the tax benefit was offset by a change in valuation allowance. For 2022, we had income before income taxes which resulted in a tax provision that was offset by a change in the valuation allowance due to the anticipated use of the NOL carryforward and intangible drilling costs. For 2023 and 2022, our effective tax rates were 1% and 3%, respectively.

Liquidity

As noted below, our working capital is negative as of December 31, 2023 and is primarily a result of a higher level of payables related to capital spending in North Dakota. In addition, the Company was not in compliance with the current ratio covenant under its Credit Facility as of December 31, 2023; however, the Company obtained a compliance waiver from the lender for December 31, 2023. As of December 31, 2023, we had approximately $8 million in cash on hand and approximately $5.5 million available on the Credit Facility. For additional information regarding the Credit Facility, see Note 7 of Notes to Consolidated Financial Statements. The Company will require additional funds to satisfy these payables related to the capital spending program which are greater than estimated cash flows from operations over the next 12 months. Management has initiated plans to raise the necessary funds including the commencement of a rights offering expected to raise up to approximately $20.66 million (see Note 18 of Notes to Consolidated Financial Statements). Phil Mulacek and Energy Evolution Master Funds, Ltd, both related parties of the Company and largest shareholders collectively owning 46% of the common shares outstanding, have indicated that they intend to participate in the rights offering and fully subscribe to the shares of Common Stock corresponding to their subscription rights and intend to exercise their over-subscription rights. See Note 1 - Liquidity and Going Concern of Notes to Consolidated Financial Statements for further discussion of management’s plans.

We expect to incur costs related to drilling activities in core areas.  It is expected that management will use a combination of cash on hand and cash flows from operations as well as seeking additional debt or equity funding to fund these ongoing activities.

Working Capital

Working capital (presented below) was $(6.3) million as of December 31, 2023 compared to $5.1 million as of December 31, 2022, representing a change of approximately $(11.4) million. This change was primarily driven by payables related to the Starbuck Drilling Program.

	As of December 31,
	2023	2022
Current Assets	$18,744,904	$22,734,973
Current Liabilities	$25,049,572	$17,620,660
Working Capital	$(6,304,668)	$5,114,313

Cash Flows

	Year Ended December 31,
Cash flows provided by (used in):	2023	2022	Variance
Operating activities	$(9,887,500)	$18,055,783	$(27,943,283)
Investing activities	(14,767,339)	(11,413,487)	(3,353,852)
Financing activities	20,502,905	1,690,275	18,812,630

Cash Flows from Operating Activities

Cash flows from operating activities in 2023 was impacted by lower commodity prices and higher operating expenses compared to 2022, partially offset by higher oil volumes. Cash flow from operating activities in 2022 benefited from higher commodity prices and higher natural gas and NGL volumes.

Cash Flows from Investing Activities

Cash flows from investing activities in 2023 includes approximately $25 million of additions to oil and gas properties primarily due to the development of our operations in North Dakota, partially offset by approximately $9.9 million for a change in accounts payable related to capital expenditures. In 2022, we had approximately $11.4 million of additions to oil and gas properties primarily, partially offset by approximately $1.2 million for a change in accounts payable related to capital expenditures. In 2022, we began recompletions and other capitalizable efforts in multiple states as we sought to bring production online from existing wells and bring on new production from sidetrack drilling in North Dakota which led to an increase in additions to oil and natural gas properties in 2022. We also participated in the drilling of four non-operated wells through Empire Rockies Region in 2022 spending approximately $600,000.

In 2022, we were able to negotiate for the release of the sinking fund requirement. Approximately $2.8 million and $2 million of the sinking fund balance was returned to us in 2023 and 2022, respectively.

In addition, 2023 includes $2 million related to the acquisition of additional interest in our New Mexico oil and gas properties compared to $2.7 million of acquisitions in 2022.

Cash Flows from Financing Activities

In 2023, we received $10 million from related parties in the form of bridge loans which were subsequently converted to our common shares (See Note 15 of Notes to Consolidated Financial Statements).

In 2023, we entered into a new revolving line of credit with Equity Bank (See Note 7 of Notes to Consolidated Financial Statements) and used approximately $4.5 million to retire the outstanding balance of our previous revolving line of credit with CrossFirst Bank. Principal payments made on our revolving line of credit with CrossFirst Bank were approximately $1.5 million and $1.2 million in 2023 and 2022, respectively.

In 2023, we received approximately $12.5 million from stock issuances and warrant exercises. In 2022, we received approximately $3.4 million in cash from warrant exercises.

Capital Resources

Capital Expenditures

For 2023, additions to oil and natural gas properties totaled $27 million including $2.1 million related to acquisitions. The $25 million not related to acquisitions primarily reflects development of our North Dakota operations. We anticipate capital expenditures in 2024 that will be funded with cash on hand, cash flows from operations, debt, and/or equity issuances.

Related Party Transactions

In 2023, we received $10 million in bridge loan funds from Phil Mulacek and Energy Evolution Master Fund, Ltd., related parties, which were subsequently converted to our common shares. In addition, we sold shares to both parties and received $5 million in proceeds from each party. Both transactions are described further in Note 15 of Notes to Consolidated Financial Statements. These transactions were related party transactions for accounting purposes.

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

Proved reserves information included in this report is based on estimates prepared by independent petroleum engineers, Cawley Gillespie &Associates. The independent petroleum engineers evaluated 100% of our estimated proved producing reserve quantities and their related future net cash flows as of December 31, 2023. Estimates prepared by others may be higher or lower than these estimates. Because these estimates depend on many assumptions, all of which may differ substantially from actual results, reserve estimates may be different from the quantities of oil and natural gas that are ultimately recovered. Management may make revisions to reserve estimates throughout the year as additional information becomes available. Such changes could trigger an impairment of our oil and natural gas properties and have an impact on our depletion expense prospectively. For example, a change of 10 percent in our total proved reserves could change our annual depletion and amortization expense by $350,000. The actual impact would depend on the specific areas impacted.

Impairment of Oil and Gas Properties

We assess our proved properties for impairment using estimates of future undiscounted cash flows. This assessment requires significant judgment and assumptions including commodity price outlooks, estimates of reserve quantities, expected lease operating costs and capital costs. An impairment expense could result if oil and gas prices decline in the future as it may not be economic to develop some of these unproved properties. We performed an assessment as of December 31, 2023 and did not identify any impairments.

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

Stock-Based Compensation

We recognize stock-based compensation expense associated with restricted stock units and options. We account for forfeitures of equity-based incentive awards as they occur. Stock-based compensation expense related to time-based restricted stock units is based on the price of our common stock on the grant date. Stock-based compensation related to options is the fair value of the option recognized over the vesting period. The fair value of an option is determined using the Black-Scholes option valuation with the following assumption inputs:  dividend yield, expected annual volatility, risk free interest rate and an expected life.

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

Deferred tax expense or benefit represents the change in the balance of deferred tax assets or liabilities. Valuation allowances are established to reduce deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2023 and 2022, a valuation allowance for deferred tax assets was recorded.

Management applies the accounting standards related to uncertainty in income taxes. This accounting guidance clarifies the accounting for uncertainties in income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the consolidated financial statements. It requires that we recognize in the consolidated financial statements the financial effects of a tax position, if that position is more likely than not of being sustained upon examination, including resolution of any appeals or litigation processes, based upon the technical merits of the position. It also provides guidance on measurement, classification, interest, penalties and disclosure. We have no uncertain tax positions at either December 31, 2023 or December 31, 2022.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation under the supervision and participation of the Company’s Principal Executive Officer and Principal Financial Officer, along with our management, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the disclosure controls and procedures were effective, as of the end of the period covered by this report, in ensuring the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosure.

Remediation of Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a possibility that a material misstatement in our financial statements will not be prevented or detected on a timely basis. In 2021, a material weakness in internal control application was discovered related to the internal controls over financial reporting, including disclosures around complex and non-routine transactions. At December 31, 2022 and 2021, management believed the Company’s lack of sufficient accounting personnel with appropriate accounting expertise to appropriately apply GAAP for complex and non-routine transactions and prepare associated financial statement disclosures amounted to a material weakness in its internal control over financial reporting.

As of December 31, 2023, management has evaluated the material weakness described above and believes that its design and implementation of internal control over financial reporting to remediate the aforementioned material weakness and enhance the Company’s internal control environment has been achieved through the strengthening of its accounting resources which to date has included the hiring of a Chief Accounting Officer in October 2021. In the first quarter of 2022, the Chief Accounting Officer engaged an outside company to undertake an internal controls review. This review concluded in the third quarter of 2022. Controls that would strengthen the Company’s internal control structure that were identified during the course of the review were implemented in 2023. The Company has continued to use the services of the outside company to assist in its assessment of internal controls. Additionally, in December 2022, we had a change in the Chief Accounting Officer although the former Chief Accounting Officer continued to assist the Company on a part-time basis in the first half of 2023. In addition to continuing to enhance and refine control design, management added additional resources and focused efforts during 2023 to test the operational effectiveness of the controls that were established. In May 2023, we hired an additional accounting resource who serves as Controller.

Based on the foregoing remediation activities and testing of controls, management concluded that the material weakness has been fully remediated.

Inherent Limitations on Effectiveness of Controls

The Company’s disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their desired objectives. Management recognizes that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of their inherent limitations, disclosure controls and procedures and internal control over financial reporting may not prevent or detect all errors or misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

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

Under the supervision and with the participation of the Company’s management, including its Principal Executive Officer and Principal Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control - Integrated Framework. Based on our evaluation under that framework, our management concluded that our internal control over financial reporting is effective as of December 31, 2023.

Changes in Internal Control over Financial Reporting

While we continue to implement design enhancements to our internal control procedures, we believe that, other than the changes described above regarding the ongoing remediation efforts, there were no changes to our internal control over financial reporting which were identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) under the Exchange Act during the fourth quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of Registered Public Accounting Firm

This report does not contain an attestation report of our independent registered public accounting firm related to internal control over financial reporting because the rules for smaller reporting companies provide an exemption from the attestation requirement.

ITEM 9B.  OTHER INFORMATION.

The Company was not informed by any of its directors or Section 16 officers of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K, during the fourth quarter of 2023.

ITEM 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information called for by this Item 10 is incorporated herein by reference to our definitive Proxy Statement for 2024 annual meeting of stockholders (“2024 Proxy Statement”) to be filed with the SEC no later than 120 days following the fiscal year ended December 31, 2023.

ITEM 11.  EXECUTIVE COMPENSATION.

The information called for by this Item 11 is incorporated herein by reference to our 2024 Proxy Statement to be filed with the SEC no later than 120 days following the fiscal year ended December 31, 2023.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information called for by this Item 12 is incorporated herein by reference to our 2024 Proxy Statement to be filed with the SEC no later than 120 days following the fiscal year ended December 31, 2023.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information called for by this Item 13 is incorporated herein by reference to our 2024 Proxy Statement to be filed with the SEC no later than 120 days following the fiscal year ended December 31, 2023.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information called for by this Item 14 is incorporated herein by reference to our 2024 Proxy Statement to be filed with the SEC no later than 120 days following the fiscal year ended December 31, 2023.

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

10.5

Loan Agreement dated as of August 6, 2020, by and between Empire Texas LLC and Petroleum Independent & Exploration LLC (incorporated herein by reference to Exhibit 10.6 to the Company's Form 8-K dated August 6, 2020, which was filed on August 11, 2020).

10.6	Second Amendment to Senior Revolver Loan Agreement, dated as of June 30, 2020, by and between Empire Louisiana LLC, Empire North Dakota LLC and CrossFirst Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated September 30, 2020, which was filed on October 6, 2020).

34

10.7

Third Amendment to Senior Revolver Loan Agreement, dated as of December 31, 2020, by and between Empire Louisiana LLC, Empire North Dakota LLC and CrossFirst Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated March 10, 2021, which was filed on March 15, 2021).

10.8

Form of Securities Purchase Agreement entered into by and between Empire Petroleum Corporation and investors (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated March 30, 2021, which was filed on April 1, 2021).

10.9

Form of Common Share Warrant Certificate issued by Empire Petroleum Corporation (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K dated March 30, 2021, which was filed on April 1, 2021).

10.10

Fourth Amendment to Senior Revolver Loan Agreement, dated as of July 7, 2021, by and between Empire Louisiana LLC, Empire North Dakota LLC, and CrossFirst Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated July 30, 2021, which was filed on August 4, 2021).

10.11*

Employment Agreement dated as of August 18, 2021, by and between Empire Petroleum Corporation and Thomas W. Pritchard (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated August 18, 2021, which was filed on August 24, 2021).

10.12*

Employment Agreement dated as of August 18, 2021, by and between Empire Petroleum Corporation and Michael R. Morrisett (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K dated August 18, 2021, which was filed on August 24, 2021).

10.13

Loan Modification Agreement dated as of September 29, 2021, by and among Empire New Mexico LLC d/b/a Green Tree New Mexico, Empire Petroleum Corporation and Energy Evolution Master Fund, Ltd. (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated September 29, 2021, which was filed on October 5, 2021).

10.14

Pledge and Security Agreement dated as of September 29, 2021, made by Empire Petroleum Corporation in favor of Energy Evolution Master Fund, Ltd. (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K dated September 29, 2021, which was filed on October 5, 2021).

10.15

Common Share Warrant Certificate dated as of September 30, 2021 issued by Empire Petroleum Corporation in favor of Energy Evolution Master Fund, Ltd. (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K dated September 29, 2021, which was filed on October 5, 2021).

10.16*	Empire Petroleum Corporation 2021 Stock and Incentive Compensation Plan (incorporated herein by reference to the Company’s Information Statement on Schedule 14C filed August 31, 2021).
10.17

Conversion Notice and Note Amendment dated as December 30, 2021 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated December 30, 2021, which was filed on January 6, 2022).

10.18*

Form of Non-Qualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.24 to the Company’s Form 10-K for the fiscal year ended December 31, 2021, which was filed on March 31, 2022).

10.19*

Form of Restricted Stock Units Award Agreement (Non-Employee Directors) (incorporated herein by reference to Exhibit 10.25 to the Company’s Form 10-K for the fiscal year ended December 31, 2021, which was filed on March 31, 2022).

10.20*

Form of Restricted Stock Units Award Agreement (Executive Officers) (incorporated herein by reference to Exhibit 10.26 to the Company’s Form 10-K for the fiscal year ended December 31, 2021, which was filed on March 31, 2022).

10.21*	Empire Petroleum Corporation 2022 Stock and Incentive Compensation Plan (incorporated herein by reference to Annex A to the Company’s Proxy Statement on Schedule 14A filed on July 27, 2022).
10.22*

Employment Agreement dated as of September 13, 2022, by and between Empire Petroleum Corporation and Eugene J. Sweeney (incorporated herein by reference to Exhibit 10 to the Company’s Form 8-K dated September 13, 2022, which was filed on September 19, 2022).

10.23*	Empire Petroleum Corporation 2023 Stock and Incentive Compensation Plan (incorporated herein by reference to Annex A to the Company’s Proxy Statement on Schedule 14A filed on May 1, 2023).
10.24	Shared Services Agreement, dated as of August 1, 2023, by and between PIE Operating, LLC and Empire Petroleum Corporation (incorporated herein by reference to Exhibit 10.8 to the Company’s Form 10-Q for the quarter ended September 30, 2023, which was filed on November 13, 2023).

35

10.25

Empire North Dakota LLC Promissory Note Due October 31, 2023 in the original aggregate principal amount of $5.0 million in favor of Phil Mulacek (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated September 19, 2023, which was filed on September 25, 2023).

10.26

Empire North Dakota LLC Promissory Note Due October 31, 2023 in the original aggregate principal amount of $5.0 million in favor of Energy Evolution Master Fund, Ltd. (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K dated September 19, 2023, which was filed on September 25, 2023).

10.27

Commercial Guaranty Agreement, dated as of September 19, 2023, issued by Empire Petroleum Corporation in favor of Phil Mulacek (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K dated September 19, 2023, which was filed on September 25, 2023).

10.28

Commercial Guaranty Agreement, dated as of September 19, 2023, issued by Empire Petroleum Corporation in favor of Energy Evolution Master Fund, Ltd. (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K dated September 19, 2023, which was filed on September 25, 2023).

10.29

Letter Agreement amending Senior Revolver Loan Agreement, dated as of September 19, 2023, by and among Empire Louisiana LLC and Empire North Dakota LLC, as borrowers, Empire Petroleum Corporation, as guarantor, and CrossFirst Bank, as lender (incorporated herein by reference to Exhibit 10.5 to the Company’s Form 8-K dated September 19, 2023, which was filed on September 25, 2023).

10.30

Subordination Agreement, dated as of September 19, 2023, by and among Phil Mulacek, Energy Evolution Master Fund, Ltd. and Empire North Dakota LLC in favor of CrossFirst Bank (incorporated herein by reference to Exhibit 10.6 to the Company’s Form 8-K dated September 19, 2023, which was filed on September 25, 2023).

10.31

Letter Amendment amending the Empire North Dakota LLC Promissory Notes Due October 31, 2023, dated as of October 31, 2023, by and among Phil Mulacek and Energy Evolution Master Fund, Ltd., as investors, Empire North Dakota LLC, as borrower, and Empire Petroleum Corporation, as guarantor (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated October 31, 2023, which was filed on November 1, 2023).

10.32

Empire North Dakota LLC Amended and Restated Promissory Note Due December 31, 2024 in the original aggregate principal amount of $5.0 million in favor of Phil Mulacek (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated November 9, 2023, which was filed on November 13, 2023).

10.33

Empire North Dakota LLC Amended and Restated Promissory Note Due December 31, 2024 in the original aggregate principal amount of $5.0 million in favor of Energy Evolution Master Fund, Ltd. (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K dated November 9, 2023, which was filed on November 13, 2023).

10.34

Securities Purchase Agreement, dated as of November 29, 2023, by and between Phil Mulacek and Empire Petroleum Corporation (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated November 29, 2023, which was filed on November 29, 2023).

10.35

Letter Amendment to Securities Purchase Agreement, dated as of December 1, 2023, by and between Phil Mulacek and Empire Petroleum Corporation (incorporated herein by reference to Exhibit 10 to the Company’s Form 8-K dated December 1, 2023, which was filed on December 1, 2023).

10.36

Securities Purchase Agreement, dated as of November 29, 2023, by and between Energy Evolution Master Fund, Ltd. and Empire Petroleum Corporation (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K dated November 29, 2023, which was filed on November 29, 2023).

10.37

Revolver Loan Agreement, dated as of December 29, 2023, by and between Empire North Dakota LLC and Empire ND Acquisition LLC, as borrowers, and Equity Bank, as lender (incorporated herein by reference to Exhibit 10 to the Company’s Form 8-K dated December 29, 2023, which was filed on January 5, 2024).

10.38

Empire Petroleum Corporation Promissory Note Due February 15, 2026 in the aggregate principal amount of $5.0 million in favor of Energy Evolution Master Fund, Ltd. (incorporated herein by reference to Exhibit 10 to the Company’s Form 8-K dated February 16, 2024, which was filed on February 21, 2024).

21	Subsidiaries of Empire Petroleum Corporation (submitted herewith).

23.1	Consent of Grant Thornton LLP (submitted herewith).
23.2	Consent of Cawley, Gillespie & Associates, Inc. (submitted herewith).
31.1	Rule 13a – 14(a)/15d – 14(a) Certification of Michael R. Morrisett, Chief Executive Officer (submitted herewith).
31.2	Rule 13a – 14(a)/15d – 14(a) Certification of Stephen L. Faulkner, Jr., Chief Financial Officer (submitted herewith).
32.1	Section 1350 Certification of Michael R. Morrisett, Chief Executive Officer (submitted herewith).
32.2	Section 1350 Certification of Stephen L. Faulkner, Jr., Chief Financial Officer (submitted herewith).
97*	Empire Petroleum Corporation Policy for the Recovery of Erroneously Awarded Compensation (submitted herewith).
99.1	Cawley, Gillespie & Associates, Inc. Summary Report (submitted herewith).
101	Financial Statements for Inline XBRL format (submitted herewith).
104	Cover Page Interactive Data File (embedded within Inline XBRL document).

*Indicates a management contract or compensatory plan or arrangement identified under the requirements of Item 15 of Form 10-K.

ITEM 16.	FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Empire Petroleum Corporation

Date: March 28, 2024	By:	/s/ Michael R. Morrisett
Name: Michael R. Morrisett
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael R. Morrisett	Director, President and Chief Executive Officer	March 28, 2024
MICHAEL R. MORRISETT	(Principal Executive Officer)

/s/ Stephen L. Faulkner, Jr.	Chief Financial Officer and Chief Accounting Officer	March 28, 2024
STEPHEN L. FAULKNER, JR.	(Principal Financial Officer and Principal Accounting Officer)

/s/ Phil E. Mulacek	Director and Chairman of the Board	March 28, 2024
PHIL E. MULACEK

/s/ Andrew L. Lewis	Director	March 28, 2024
ANDREW L. LEWIS

/s/ Mason H. Matschke	Director	March 28, 2024
MASON H. MATSCHKE

/s/ Benjamin J. Marchive II	Director	March 28, 2024
BENJAMIN J. MARCHIVE II

/s/ J. Kevin Vann	Director	March 28, 2024
J. KEVIN VANN

38

EMPIRE PETROLEUM CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Empire Petroleum Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Empire Petroleum Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Tulsa, Oklahoma

March 28, 2024

EMPIRE PETROLEUM CORPORATION

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2023	2022

ASSETS
Current Assets:
Cash	$7,792,508	$11,944,442
Accounts Receivable	8,354,636	7,780,239
Derivative Instruments	406,806	121,584
Inventory	1,433,454	1,840,274
Prepaids	757,500	1,048,434
Total Current Assets	18,744,904	22,734,973

Property and Equipment:
Oil and Natural Gas Properties, Successful Efforts	93,509,803	63,986,339
Less: Accumulated Depreciation, Depletion and Impairment	(22,996,805)	(20,116,696)
Total Oil and Gas Properties, Net	70,512,998	43,869,643
Other Property and Equipment, Net	1,883,211	1,441,529
Total Property and Equipment, Net	72,396,209	45,311,172

Sinking Fund	—	2,779,000
Other Noncurrent Assets	1,474,503	719,930

Total Assets	$92,615,616	$71,545,075

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$16,437,219	$5,843,366
Accrued Expenses	7,075,302	9,461,010
Current Portion of Lease Liability	432,822	256,975
Current Portion of Note Payable - Related Party (Note 4 and 7)	1,060,004	—
Current Portion of Long-Term Debt	44,225	2,059,309
Total Current Liabilities	25,049,572	17,620,660

Long-Term Debt	4,596,775	4,063,115
Long-Term Note Payable - Related Party (Note 4 and 7)	—	1,076,987
Long Term Lease Liability	544,382	547,692
Asset Retirement Obligations	27,468,427	25,000,740
Total Liabilities	57,659,156	48,309,194

Commitments and Contingencies (Note 16)

Stockholders' Equity:
Series A Preferred Stock - $.001 Par Value, 10,000,000 Shares Authorized, 6 and 6 Shares Issued and Outstanding, Respectively	—	—
Common Stock - $.001 Par Value 190,000,000 Shares Authorized, 25,503,530 and 22,093,503 Shares Issued and Outstanding, Respectively	85,025	81,615
Additional Paid-in-Capital	99,490,253	75,303,479
Accumulated Deficit	(64,618,818)	(52,149,213)
Total Stockholders' Equity	34,956,460	23,235,881

Total Liabilities and Stockholders' Equity	$92,615,616	$71,545,075

See accompanying notes to consolidated financial statements.

EMPIRE PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2023	2022
Revenue:
Oil Sales	$36,684,494	$44,978,554
Gas Sales	1,726,754	4,534,370
NGL Sales	1,660,256	3,659,451
Total Product Revenues	40,071,504	53,172,375
Other	70,480	102,429
Gain (Loss) on Derivatives	(65,693)	(387,930)
Total Revenue	40,076,291	52,886,874

Costs and Expenses:
Lease Operating Expense	28,625,481	23,584,039
Production and Ad Valorem Taxes	3,044,411	3,943,466
Depletion, Depreciation & Amortization	3,096,533	1,949,191
Accretion of Asset Retirement Obligation	1,756,022	1,357,906
Impairment	—	936,620
General and Administrative	15,178,935	12,331,489

Total Cost and Expenses	51,701,382	44,102,711

Operating Income (Loss)	(11,625,091)	8,784,163

Other Income and (Expense):
Interest Expense	(1,000,427)	(509,540)
Other Income (Expense)	23,721	(981,595)

Income (Loss) Before Taxes	(12,601,797)	7,293,028

Income Tax (Provision) Benefit	132,192	(208,898)

Net Income (Loss)	$(12,469,605)	$7,084,130

Net Income (Loss) per Common Share:
Basic	$(0.55)	$0.34
Diluted	$(0.55)	$0.30
Weighted Average Number of Common Shares Outstanding:
Basic	22,718,890	21,003,563
Diluted	22,718,890	23,387,646

See accompanying notes to consolidated financial statements.

EMPIRE PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Years Ended December 31, 2023 and 2022

	Common Stock		Preferred Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-in-Capital	Accumulated Deficit	Total

Balances, December 31, 2021	19,840,648	$79,362	—	$—	$68,988,134	$(59,233,343)	$9,834,153

Net Income	—	—	—	—	—	7,084,130	7,084,130

Issuance of Preferred Stock	—	—	6	—	6	—	6

Stock-Based Compensation	299,695	300	—	—	2,716,452	—	2,716,752

Warrants Exercised	1,953,160	1,953	—	—	3,598,887	—	3,600,840

Balances, December 31, 2022	22,093,503	81,615	6	—	75,303,479	(52,149,213)	23,235,881

Net Loss	—	—	—	—	—	(12,469,605)	(12,469,605)

Impact of Former CEO Settlement	—	—	—	—	(2,126,131)	—	(2,126,131)

Stock Issued for Purchase Option (See Note 3)	67,000	67	—	—	600,990	—	601,057

Warrants Exercised	500,000	500	—	—	2,499,500	—	2,500,000

Issuance of Shares for Redemption of Notes	1,263,664	1,264	—	—	10,108,048	—	10,109,312

Issuance of Shares in Private Transaction	1,234,013	1,234	—	—	9,959,962	—	9,961,196

Stock-Based Compensation	345,350	345	—	—	3,144,405	—	3,144,750

Balances, December 31, 2023	25,503,530	85,025	6	—	99,490,253	(64,618,818)	34,956,460

See accompanying notes to consolidated financial statements.

EMPIRE PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022
Cash Flows From Operating Activities:
Net Income (Loss)	$(12,469,605)	$7,084,130

Adjustments to Reconcile Net Income (Loss) to Net Cash Provided By Operating Activities:
Stock-Based Compensation	3,144,750	2,716,752
Amortization of Right of Use Assets	423,689	263,847
Depreciation, Depletion and Amortization	3,096,533	1,949,191
Accretion of Asset Retirement Obligation	1,756,022	1,357,906
Loss on Derivatives	65,693	387,930
Settlement on or Purchases of Derivative Instruments	(353,695)	(260,266)
Impairment	—	936,620
Loss on XTO Final Settlement	—	1,448,363
PIE-Related Expense (See Note 4)	—	1,399,030
Change in Operating Assets and Liabilities:
Accounts Receivable	(2,700,528)	(1,812,230)
Inventory, Oil in Tanks	(160,827)	(802,394)
Prepaids, Current	745,648	(369,312)
Accounts Payable	751,355	526,682
Accrued Expenses	(3,082,928)	3,616,826
Other Long Term Assets and Liabilities	(1,103,607)	(387,292)
Net Cash Provided By (Used In) Operating Activities	(9,887,500)	18,055,783

Cash Flows from Investing Activities:
Acquisition of Oil and Natural Gas Properties	(2,094,419)	(2,702,613)
Capital Expenditures - Oil and Natural Gas Properties (a)	(14,546,873)	(10,161,711)
Purchase of Other Fixed Assets	(352,851)	(311,229)
Cash Paid for Right of Use Assets	(552,196)	(268,934)
Sinking Fund Deposit	2,779,000	2,031,000
Net Cash Used In Investing Activities	(14,767,339)	(11,413,487)

Cash Flows from Financing Activities:
Proceeds from Debt Issued	14,492,484	—
Principal Payments of Debt	(6,450,774)	(1,699,840)
Proceeds from Stock Issuance and Warrant Exercises	12,461,195	3,390,115
Net Cash Provided By Financing Activities	20,502,905	1,690,275

Net Change in Cash	(4,151,934)	8,332,571

Cash - Beginning of Period	11,944,442	3,611,871

Cash - End of Period	$7,792,508	$11,944,442

Supplemental Cash Flow Information:
Cash Paid for Interest	$650,637	$473,205

_______

(a)	Incurred capital expenditures were $25,053,107 and $11,206,207 for the respective periods. The differences between incurred and cash capital expenditures is due to changes in related accounts payable.

See accompanying notes to consolidated financial statements.

EMPIRE PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and Basis of Presentation

Empire Petroleum Corporation (the “Company”, collectively with its subsidiaries) is an independent energy company operator engaged in optimizing developed production by employing field management methods to maximize reserve recovery while minimizing costs. Empire operates the following wholly-owned subsidiaries in its areas of operations:

•	Empire New Mexico LLC (“Empire New Mexico”)
○	Empire New Mexico LLC d/b/a Green Tree New Mexico
○	Empire EMSU LLC
○	Empire EMSU-B LLC
○	Empire AGU LLC
○	Empire NM Assets LLC
•	Empire Rockies Region
○	Empire North Dakota LLC (“Empire North Dakota”)
○	Empire ND Acquisition LLC (“Empire NDA”)
•	Empire Texas (“Empire Texas”), consisting of the following entities:
○	Empire Texas LLC
○	Empire Texas Operating LLC
○	Empire Texas GP LLC
○	Pardus Oil & Gas Operating, LP (owned 1% by Empire Texas GP LLC and 99% by Empire Texas LLC)
•	Empire Louisiana LLC (“Empire Louisiana”)

Empire was incorporated in the State of Delaware in 1985. The consolidated financial statements of Empire Petroleum Corporation and subsidiaries include the accounts of the Company and its wholly-owned subsidiaries.

Liquidity and Going Concern

The Company determined that it was not in compliance with the current ratio covenant contained in its revolving line of credit agreement as of December 31, 2023 (see Note 7). Upon discovering this issue, we notified the lender to request a waiver. The noncompliance is due to a higher level of payables related to the capital spending program in North Dakota. On March 27, 2024, the Company obtained a compliance waiver from the lender for December 31, 2023. The Company will require funds to satisfy these payables related to the capital spending program which are greater than estimated cash flows from operations over the next 12 months.

The Company intends and has announced a subscription rights offering (“Rights Offering”) to raise additional funds for the payables discussed above as well as the additional capital spending in 2024. In March 2024, the Company commenced a Rights Offering pursuant to which it intends to raise gross proceeds of up to approximately $25.0 million (see Note 18). As a result of a subsequent reduction in the subscription price per share, gross proceeds are now expected to be up to approximately $20.66 million. Phil Mulacek and Energy Evolution Master Fund, Ltd (“Energy Evolution”), both related parties of the Company (see Note 15) and our largest stockholders collectively holding 46% of the common shares outstanding, have indicated that they intend to participate in the Rights Offering and fully subscribe to the shares of Common Stock corresponding to their subscription rights. They have each also indicated that they intend to exercise their over-subscription rights to purchase their pro rata share of the underlying securities related to the Rights Offering that remain unsubscribed at the expiration date of the Rights Offering. The Rights Offering will not close until April 2024. As such, it is likely that the Company would not be in technical compliance with this same covenant as of March 31, 2024; however, in the opinion of the Company this would be cured within the allowable period under the Credit Facility at the close of the Rights Offering.

Management has initiated plans that will allow the Company to remain in compliance with this covenant. The Company as stated above, has indications from existing stockholders for a majority portion of the Rights Offering. Management has considered these plans, including if they are within the control of the Company, in evaluating ASC 205-40, Presentation of Financial Statements-Going Concern. Management believes the above actions are sufficient to allow the Company to meet its obligations as they become due for a period of at least 12 months from the issuance of these financial statements. Management believes that the Rights Offering is probable and this has alleviated the substantial doubt regarding the Company’s ability to continue as a going concern.

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

Out of Period Adjustments

In the third quarter of 2022, the Company identified and recorded an out-of-period adjustment related to the Joint Development Agreement discussed in Note 4. The impact of recording this adjustment reduced Utility and Other Deposits and increased Lease Operating Expense by approximately $1.3 million of which $797,000 related to prior periods. The impact of this adjustment was immaterial to the prior period financial statements and thus corrected in the current period.

Accounts Receivable

Accounts receivable include estimated amounts due from crude oil, natural gas, and NGL purchasers and from non-operating working interest owners. Accrued revenue related to product sales from purchasers and operators are due under normal trade terms, generally requiring payment within 60 days of production. For receivables from joint interest owners, the Company generally has the ability to withhold future revenue disbursements to recover any non-payment of joint interest billings. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for credit losses account only after all collection attempts have been exhausted. The Company did not have an allowance for credit losses at either December 31, 2023 or 2022. The Company’s accounts receivable as of December 31, 2023 and 2022 are as follows:

Schedule of account receivable

	2023	2022

Oil, Gas and NGL Receivables	$2,784,745	$3,060,341
Joint Interest Billings	5,444,331	2,057,719
Receivable from Former CEO (See Note 14)	—	2,130,614
Other	125,560	531,565
Total Accounts Receivable	$8,354,636	$7,780,239

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

Inventory

Inventory primarily consists of oil in tanks which has not been delivered and is valued at the lower of cost or net realizable value.

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

Debt Issuance Costs

Debt issuance fees, which are recorded at cost, net of amortization, are amortized over the life of the respective debt agreements utilizing the straight-line method. Unamortized debt issuance costs related to the Company’s credit facility are recorded in other noncurrent assets on the Company’s Consolidated Balance Sheet.

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

Prior-Period Performance Obligations

The Company records revenue in the month that product is delivered to the purchaser. Settlement statements for certain natural gas and NGL sales, however, may not be received for 30 to 90 days after the date the product is delivered, and as a result the Company is required to estimate the amount of product delivered to the purchaser and the price that will be received for the sale of the product. In these situations, the Company records the differences between its estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. Any identified differences between the Company’s revenue estimates and actual revenue received have historically been insignificant. For the years ended December 31, 2023 and 2022, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material.

Stock-Based Compensation

The Company recognizes stock-based compensation expense associated with equity-based incentive awards consisting of stock options and restricted stock units. The Company accounts for forfeitures of equity-based incentive awards as they occur. Stock-based compensation expense related to equity-based awards is generally recognized as vesting occurs. See Note 10 for further discussion.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instrument’s complexity. The Company reflects transfers between the three levels at the beginning of the reporting period in which the availability of observable inputs no longer justifies classification in the original level. There were no transfers between fair value hierarchy levels for the years ended December 31, 2023 and 2022.

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

Financial instruments and other- The fair values determined for accounts receivable, accrued expenses and other current liabilities were equivalent to the carrying value due to their short-term nature and generally represent Level 2 fair values.

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

The fair value of the amount outstanding on our credit facility is equivalent to the carrying value due to the variable interest rate on such facility.

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

In June 2016, the FASB issued Accounting Standards Update ("ASU”) 2016-13, Financial Instruments – Credit Losses. This ASU, as further amended, affects trade receivables, financial assets and certain other instruments that are not measured through net income. This ASU will replace the currently required incurred loss approach with an expected loss model for instruments measured at amortized cost and is effective for financial statements issued for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The adoption of this ASU on January 1, 2023 by the Company did not have a material impact on the Company’s consolidated financial statements since the Company does not have a history of material credit losses.

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

 Note 3 – Property

The capitalized costs of oil and natural gas properties as of December 31, 2023 and 2022 are as follows:

	2023	2022

Proved Properties	$75,346,623	$52,831,131
Unproved Properties	3,245,431	2,865,556
Work in process	14,917,749	8,289,652
Gross capitalized costs	93,509,803	63,986,339
Depreciation, Depletion, Amortization and Impairment	(22,996,805)	(20,116,696)
Total Oil and Gas Properties, Net	$70,512,998	$43,869,643

On August 9, 2023, the Company and a subsidiary of Energy Evolution Master Fund, Ltd. (“Energy Evolution”), a related party, collectively acquired additional working interests in certain of the Company’s New Mexico properties. The Company paid $2.1 million in cash and acquired 10% of the total acquired working interests in the transaction. The subsidiary of Energy Evolution acquired the other 90% of the acquired working interest ("EEF Interest”). The Company has a one-year option to acquire the EEF Interest for $5 million, subject to adjustments ("Purchase Option”). In exchange for the Purchase Option, the Company issued 67,000 shares of common stock valued at approximately $601,000 and reflected in Other Noncurrent Assets. The Company has the right to extend the initial one-year Purchase Option period for two successive one-year periods by agreeing to issue an additional 42,000 shares of common stock prior to the end of the one-year period then in effect. The Purchase Option may be exercised by the Company at any time during the one-year period then in effect by sending written notice to Energy Evolution prior to the expiration of such one-year period.

The Company assesses its oil and gas properties for impairment when circumstances indicate the carrying value may be greater than its estimated future net cash flows. The Company did not identify any impairments in 2023. In 2022, estimated future cash flows from the Company’s properties in Louisiana were less than the net book value. As a result, the Company recorded a $936,000 impairment expense in 2022.

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

Other property and equipment consists of operating lease assets, vehicles, office furniture, and equipment with lives ranging from three to five years. The capitalized costs of other property and equipment as of December 31, 2023 and 2022 are as follows:

	2023	2022

Other property and equipment, at cost	$2,998,018	1,878,325
Less: accumulated depreciation	(1,114,807)	(436,796)
Oher property and equipment, net	$1,883,211	$1,441,529

Note 4 – Joint Development and Shared Services Agreements

On August 6, 2020 the Company, through its wholly owned subsidiary, Empire Texas, entered into a joint development agreement (the “JDA”) with Petroleum & Independent Exploration, LLC and related entities (“PIE”), a related party, dated August 1, 2020. Under the terms of the JDA, PIE will perform recompletion or workover on specified mutually agreed upon wells (“Workover Wells”) owned by Empire Texas. To fund the work, PIE entered into a term loan agreement with Empire Texas dated August 1, 2020, whereby PIE will loan up to $2,000,000, at an interest rate of 6% per annum, maturing August 7, 2024 unless terminated earlier by PIE. Proceeds of the loan will be used for recompletion or workover of the Workover Wells. As of December 31, 2023 and 2022 approximately $1,100,000 was outstanding on this loan and is included in Current Portion of Note Payable – Related Party and Long-Term Note Payable – Related Party on the Consolidated Balance Sheet, respectively. As part of the JDA, Empire Texas will assign to PIE a combined 85% working and revenue interest in the Workover Wells; an assignment was completed in October 2020 for the initial three Workover Wells. Of the assigned interest, 70% working and revenue interest will be used to repay the obligations under the term loan agreement. Once the term loan is repaid, PIE will reassign a 35% working and revenue interest to Empire Texas in each of the Workover Wells and retain a 50% working and revenue interest (See Note 7). To the extent the cash flows from the revenue interest are insufficient to repay the obligations under the term loan, the Company remains required to repay the obligation. In the third quarter of 2022, a $1.4 million long-term asset that had previously been recorded as an offset to the note payable was expensed to workovers within Lease Operating Expense on the Consolidated Statements of Operations.

The Company has also entered into a Shared Services Agreement with PIE effective August 1, 2023 that includes access to administrative, engineering and support services as well as building and insurance services. The agreement provides that the Company will reimburse PIE for the out-of-pocket or actual costs incurred by PIE in providing such services to the Company.

Note 5 – Asset Retirement Obligations

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

The Company’s asset retirement obligation transactions during the years ended December 31, 2023 and 2022 are summarized in the table below.

	For the Year Ended December 31,
	2023	2022

Asset retirement obligations, beginning of period	$25,000,740	$20,640,599
Liabilities assumed in acquisitions	72,000	502,539
Revisions	2,303,938	2,660,653
Liabilities settled	(964,274)	(160,957)
Accretion expense	1,756,023	1,357,906
Asset retirement obligation, end of period	$28,168,427	$25,000,740
Less current portion included in Accrued Expenses	700,000	—
Asset retirement obligation, long-term	$27,468,427	$25,000,740

The revisions in 2023 primarily reflect cost revision estimates to wells in New Mexico based on 2023 plugging activity. The revisions in 2022 primarily relate to the identification of nonproducing wells, including injection wells and temporarily abandoned wells in New Mexico.

Note 6 – Commodity Derivative Financial Instruments

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

The Company does not designate its derivative instruments to qualify for hedge accounting. Accordingly, the Company reflects changes in the fair value of its derivative instruments in its Consolidated Statements of Operations as they occur. These contracts are recognized and recorded at fair value as an asset or liability on the Company’s Consolidated Balance Sheets.

The following table summarizes the net realized and unrealized amounts reported in earnings related to the commodity derivative instruments for the years ended December 31, 2023 and 2022:

	For the Year Ended December 31,
	2023	2022
Gain (loss) on derivatives:
Oil derivatives	$(65,693)	$(387,930)

The following represents the Company’s net cash receipts from (payments on) derivatives for the years ended December, 2023 and 2022:

	For the Year Ended December 31,
	2023	2022

Oil derivatives	$(353,695)	$(260,266)

The following table sets forth the Company’s outstanding derivative contracts at December 31, 2023:

	1st Quarter 2024	2nd Quarter 2024	3rd Quarter 2024	4th Quarter 2024
2024
WTI Fixed-Price Swaps:
Quarterly volume (MBbls)	38.00	30.00	30.00	30.00
Weighted-average fixed price (Bbl)	$74.01	$72.15	$77.02	$75.57

Note 7 – Debt and Note Payable - Related Party

The following table represents the Company’s outstanding debt.

	As of December 31,
	2023	2022

Equity Bank Credit Facility	$4,492,484	$—

CrossFirst Senior Revolver Loan Agreement	—	5,869,500

Note Payable – Related Party	1,060,004	1,076,987

Equipment and vehicle notes, 0.00% to 9.00% interest rates, due in 2025 to 2028 with monthly payments ranging from $900 to $1,400 per month	148,516	252,924

Total Debt	5,701,004	7,199,411
Less: Current Maturities	(44,225)	(2,059,309)
Less: Note Payable – Related Party	(1,060,004)	(1,076,987)
Long-Term Debt	$4,596,775	$4,063,115

On December 29, 2023, Empire North Dakota and Empire NDA ("Borrowers”), entered into a Revolver Loan Agreement with Equity Bank (the "Credit Facility”). Pursuant to the Credit Facility (a) the initial revolver commitment amount is $10,000,000; (b) the maximum revolver commitment amount is $15,000,000; (c) commencing on January 31, 2024, and occurring on the last day of each calendar month thereafter, the revolver commitment amount is reduced by $150,000; (d) commencing on March 31, 2024, there are scheduled semiannual collateral borrowing base redeterminations each year on March 31 and September 30; (e) the final maturity date is December 29, 2026; (f) outstanding borrowings bear interest at a rate equal to the prime rate of interest plus 1.50%, and in no event lower than 8.50%; (g) a quarterly commitment fee is based on the unused portion of the commitments; and (h) Borrowers have the right to prepay loans under the Credit Facility at any time without a prepayment penalty.

The Credit Facility is guaranteed by the Company. Borrowers entered into a security agreement, pursuant to which the obligations under the Credit Facility are secured by liens on substantially all of the assets of Borrowers. Furthermore, the obligations under the Credit Facility are secured by a continuing, first priority mortgage lien, pledge of and security interest in not less than 80% of Borrowers’ producing oil, gas and other leasehold and mineral interests, including without limitation, those situated in the States of North Dakota and Montana.

The Credit Facility requires Borrowers to, commencing as of the fiscal quarter ended December 31, 2023, maintain (a) a current ratio of 1.0 to 1.0 or more and (b) a ratio of funded debt to EBITDAX, calculated quarterly and annually based on a trailing twelve-month basis, of no more than 3.50 to 1.00. At December 31, 2023, the Borrowers were not in compliance with the current ratio, however, a waiver was obtained from the lender. The Company is in compliance with the other covenants as of December 31, 2023.

On July 7, 2021, the Company entered into the Fourth Amendment to its Senior Revolver Loan Agreement with CrossFirst Bank ("CrossFirst”) as further amended by Letter Agreements in conjunction with redetermination dates (the “Amended Agreement”). The maximum amount that could be advanced under the Amended Agreement was $20,000,000 and the commitment amount following an August 9, 2023 amendment agreement was $5,180,000. The Amended Agreement was subsequently retired with proceeds from the new Credit Facility discussed above.

On September 19, 2023, each of Phil Mulacek, a member of the Company’s Board of Dierctors, and Energy Evolution made a bridge loan to Empire North Dakota in the amount of $5.0 million (collectively, the "Bridge Loans”). These Bridge Loans were subsequently converted to our common shares. Mr. Mulacek and Energy Evolution are each a related party of the Company. See Note 15 for additional information regarding these Bridge Loans and the subsequent conversion to our common shares.

Note Payable - Related Party

In August 2020, concurrent with the JDA with PIE, a related party, the Company entered into a term loan agreement dated August 1, 2020, whereby PIE will loan up to $2,000,000, at an interest rate of 6% per annum, maturing August 7, 2024, unless terminated earlier by PIE. The loan proceeds will be used for recompletion or workover of certain designated wells. In addition, the Company assigned 85% working and revenue interest to PIE in the designated wells which will be applied to repayment of the loan. As of December 31, 2023, $1,060,004 has been advanced from the PIE loan.

Note 8 – Leases

As a lessee, the Company leases its corporate office headquarters in Tulsa, Oklahoma and one field office. The leases expire between 2024 and 2028. The corporate office has an option to renew for an additional five-year term. The option to renew the lease is generally not considered reasonably certain to be exercised. Therefore, the period covered by such optional period is not included in the determination of the term of the lease and the lease payments during these periods are similarly excluded from the calculation of right-of-use lease asset and lease liability balances.

The Company also leases vehicles primarily for use by our field operations. These vehicle leases typically have a three-year life.

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

Right of use lease expense was approximately $424,000 and $267,000 for the years ended December 31, 2023 and 2022, respectively. Cash paid for right of use lease was approximately $404,000 and $268,000 for the same period.

Supplemental balance sheet information related to the right of use leases is as follows:

	As of December 31,
	2023	2022

Net operating lease asset (included in Other Property and Equipment)	$1,077,031	$776,219

Current portion of lease liability	$432,822	$256,975
Long-term lease liability	544,382	547,692
Total right of use lease liabilities	$977,204	$804,667

The weighted average remaining term for the Company’s right of use leases is 2.28 years. The weighted average discount rate was 8.56% in 2023.

Maturities of lease liabilities as of December 31, 2023 are as follows:

2024	$498,654
2025	430,631
2026	136,545
2027	12,400
2028	—
Thereafter	—
Total lease payments	1,078,230
Less imputed interest	(101,026)
Total lease obligation	$977,204

Note 9 – Equity

Pursuant to the Company’s Amended and Restated Certificate of Incorporation (“Charter”), effective as of March 4, 2022, the total number of shares of all classes of stock that the Company has the authority to issue is 200,000,000, consisting of 190,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share.

Preferred Stock

Preferred stock may be issued from time to time in one or more series at the direction of the Company’s Board of Directors and the directors also have the ability to fix dividend rates and rights, liquidation preferences, voting rights, conversion rights, rights and terms of redemption and other rights, preferences, privileges and restrictions as determined by the Company’s Board of Directors, subject to certain limitations set forth in the Charter.

Series A Voting Preferred Stock

On March 8, 2022, the Company formalized the issuance of preferred stock as was required under the terms of the Company's May 2021 financing agreements with Energy Evolution and issued six shares of Series A Voting Preferred Stock. The Series A Voting Preferred Stock was issued in connection with the strategic investment in the Company by Energy Evolution. For so long as the Series

A Voting Preferred Stock is outstanding, the Company’s Board of Directors will consist of six directors. Three of the directors are designated as the Series A Directors and the three other directors (each, a “common director”) are elected by the holders of common stock and/or any preferred stock (other than the Series A Voting Preferred Stock) granted the right to vote on the common directors. Any Series A Director may be removed with or without cause but only by the affirmative vote of the holders of a majority of the Series A Voting Preferred Stock voting separately and as a single class. The holders of the Series A Voting Preferred Stock have the exclusive right, voting separately and as a single class, to vote on the election, removal and/or replacement of the Series A Directors. Holders of common stock or other preferred stock do not have the right to vote on the Series A Directors. The approval of the holders of the Series A Voting Preferred Stock, voting separately and as a single class, is required to authorize any resolution or other action to issue or modify the number, voting rights or any other rights, privileges, benefits, or characteristics of the Series A Voting Preferred Stock, including without limitation, any action to modify the number, structure and/or composition of the Company’s current Board of Directors.

The Series A Voting Preferred Stock is held by Phil Mulacek, Chairman of the Board of Directors of the Company and one of the principals of Energy Evolution, as Energy Evolution’s designee (the “Initial Holder”). The Series A Voting Preferred Stock may be transferred only to certain controlled affiliates of the Initial Holder (“Permitted Transferees”), and the voting rights of the Series A Voting Preferred Stock are contingent upon the Initial Holder and Permitted Transferees (collectively, the “Series A Holders”) holding together at least 3,000,000 shares of the Company’s outstanding common stock.

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

During February and March 2021, the Company issued to a group of accredited investors 2,248,464 shares of its common stock and warrants to purchase 2,248,464 shares of its common stock for $2.00 per share which expires on December 31, 2022 with that day being accelerated should certain performance criteria be met. Proceeds from the sale were $3,147,850. The value allocated to the warrants was the fair value determined using the Black-Scholes option valuation with the following assumptions:  no dividend yield, expected annual volatility of 180%, risk free interest rate of .14% and an expected useful life of 21 months. The fair value of the warrants of $2,350,407 was allocated to Additional Paid-in-Capital. The performance criteria triggering early maturity occurred in April 2022, accelerating the warrant maturity date to July 2022. During the nine months ended September 30, 2022, 1,782,347 shares of common stock were issued as a result of warrant exercises. As of July 10, 2022, all such warrants were fully exercised.

In September and October 2022, a former director of the Company exercised warrants granted in November 2017 to purchase 475,000 shares of common stock for $1.00 per share.

In connection with the purchase of XTO assets, the Company issued a Senior Secured Convertible Note due December 31, 2021, in the aggregate principal amount $16,250,000 (the “Secured Convertible Note”) to Energy Evolution, a related party. As partial consideration for the issuance of the Secured Convertible Note, Empire issued to Energy Evolution (i) 375,000 shares of common stock along with (ii) a warrant certificate to purchase up to 750,000 shares of common stock at an exercise price of $4.00 per Warrant Share until May 14, 2022. Under the warrant certificate, the exercise price is subject to customary downward adjustments. The value allocated to the common stock, conversion feature, and warrants was $10,125,177. In September 2021, the Company and Energy Evolution entered into a Loan Modification Agreement (the “Amended Secured Notes”). Under the Amended Secured Notes, among other terms the Company issued a warrant certificate to purchase up to 500,000 shares of common stock at an exercise price of $5.00 per Warrant Share until December 31, 2023. In July 2023, Energy Evolution exercised its remaining warrants for 500,000 shares of common stock for $5.00 per share. The Company received $2.5 million related to this transaction.

See Note 15 for information regarding Bridge Loans issued from two related parties that were subsequently converted to our common shares and additional shares purchased with cash by those same parties.

Note 10 – Stock Based Compensation

On April 3, 2019, the Board of Directors of the Company adopted the Empire Petroleum Corporation 2019 Stock Option Plan (the “2019 Stock Option Plan”). The total number of shares of common stock that may be issued pursuant to stock options under the 2019 Stock Option Plan was 2,500,000. On August 27, 2021, the Board of Directors of the Company adopted the Company’s 2021 Stock and Incentive Compensation Plan (the “2021 Incentive Plan”) which was subsequently approved by stockholders of the Company. As a result of such approval, no further awards will be made under the 2019 Incentive Plan. The total number of shares of common stock that could be issued pursuant to the 2021 Incentive Plan is 750,000. On August 26, 2022, the stockholders of the Company approved the Company’s 2022 Stock and Incentive Compensation Plan (the “2022 Incentive Plan”) which reserves 750,000 shares of the Company’s common stock for issuance thereunder. As a result of such approval, no further awards will be made under the 2021 Incentive Plan. On June 9, 2023, the stockholders of the Company approved the Company’s 2023 Stock and Incentive Compensation Plan (the “2023 Incentive Plan”) which reserves 700,000 shares of the Company’s common stock for issuance thereunder. As a result of such approval, no further awards will be made under the 2022 Incentive Plan. The 2023 Incentive Plan authorizes the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based awards (restricted stock awards, restricted stock units, performance shares and performance units are collectively referred to as restricted stock units for purposes of this note). At December 31, 2023, 436,935 shares of our common stock were available for future grants.

Stock-based compensation expense for restricted stock units and stock options is included in General and Administrative expense in the Consolidated Statements of Operations and is recorded with a corresponding increase in Additional Paid-in Capital within the Consolidated Balance Sheets.

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

RSUs are generally granted with 12-month, 13-month, or 3 year service periods. Total value assigned to the RSUs granted in 2023 based on grant date price approximated $1,837,000. For the year ended December 31, 2023 and 2022, approximately $2,271,000 and $1,227,000 of compensation expense related to RSUs was recognized. At December 31, 2023, approximately $1,230,000 of unrecognized compensation expense remained and will be recognized on a straight-line basis depending on the service period of each grant.

The following summary reflects nonvested restricted stock unit activity and related information:

		Weighted Average
	Shares	Fair Value (a)

Outstanding, December 31, 2021	—	$—
Granted	224,288	15.42
Vested	—	—
Outstanding, December 31, 2022	224,288	$15.42
Granted	180,430	10.33
Vested	(145,700)	16.20
Forfeited	(54,201)	14.57
Outstanding, December 31, 2023	204,817	$10.61

_______

(a)	Shares are valued at the grant-date market price.

56

2023

Weighted Average grant date fair value of restricted stock units granted during the year, per share	$10.33
Total fair value of restricted stock units vested during the year	$2,286,464

Stock Options

Each stock option award provides the opportunity in the future to purchase Empire common shares at the market price of our common stock on the date the award is granted (the strike price). The options generally become exercisable in equal amounts over a three-year vesting period or over one-year for options awarded to the Board of Directors of the Company. Stock options have no financial statement effect on the date they are granted but rather are reflected over time through recording stock-based compensation expense. The stock-based compensation expense is based on the estimated fair value of the awards expected to vest, and that amount is amortized as compensation expense on a straight-line basis over the respective vesting period and is net of forfeitures, as incurred.

The estimated fair value of an option is calculated using a Black-Scholes option valuation model with the following assumption inputs: dividend yield, expected annual volatility, risk free interest rate and an expected life of the option. The following table summarizes the weighted average fair value and assumptions for 2023 and 2022.

	2023	2022

Weighted average grant-date fair value of stock options	$4.52	$4.55
Stock Options Valuation Assumptions:
Risk-free interest rate	3.9%	1.6%
Dividend yield	0.0%	0.0%
Expected volatility	64.9%	56.0%
Expected option life (in years)	2.88	2.99
Other pricing model inputs:
Weighted average grant-date market prices of Empire stock (strike price)	$10.07	$11.80

For the year ended December 31, 2023 and 2022, approximately $874,000 and $1,458,000 of compensation expense related to stock options was recognized. At December 31, 2023, approximately $1,546,000 of unrecognized compensation expense remained and will be recognized on a straight-line basis depending on the service period of each grant.

The following summary reflects stock option activity and related information:

		Weighted Average
	Options	Exercise Price

Outstanding, December 31, 2021	2,440,700	$2.19
Granted	249,000	11.80
Exercised	(310,000)	1.34
Outstanding, December 31, 2022	2,379,700	$3.31
Granted	533,000	10.07
Exercised	(355,000)	1.35
Forfeited	(492,319)	5.42
Outstanding, December 31, 2023	2,065,381	$4.89

The following table summarizes information about stock options outstanding as of December 31, 2023:

Range of	Options	Weighted Average	Weighted	Options	Weighted
Exercise	Outstanding	Remaining	Average	Exercisable	Average
Prices	at 12/31/23	Contractual Life	Exercise Price	at 12/31/23	Exercise Price

$1.32 to $12.36	2,065,381	4.94 years	$4.89	1,605,210	$3.09

Note 12 – Income Taxes

The current and deferred income tax provision for the years ended December 31, 2023 and 2022 were comprised of the following:

	2023	2022

Current	$(132,192)	$208,898
Deferred	—	—
Income tax provision	$(132,192)	$208,898

In the event that an entity has an “ownership change” (as defined in Section 382 of the Internal Revenue Code of 1986, as amended ( “IRC”)), an entity’s federal net operating loss carryforwards (“NOLs”) generated prior to an ownership change would be subject to annual limitations, which could defer or eliminate the Company’s ability to utilize these tax losses against future taxable income. Generally, an “ownership change” occurs if one or more stockholders, each of whom owns 5% or more in value of a corporation’s stock, increase their aggregate percentage ownership by more than 50% over the lowest percentage of stock owned by those stockholders at any time during the preceding three-year period. A full Section 382 analysis was prepared in 2023 and it was determined that our NOLs were subject to limitations under IRC Section 382. The Company's ability to use NOLs and other tax attributes to reduce taxable income and income taxes could be materially impacted by a future IRC 382 ownership change. Future transactions involving the Company's stock including those outside of the Company's control could cause an IRC Section 382 ownership change resulting in a limitation on tax attributes currently not limited and a more restrictive limitation on tax attributes currently subject to the previous IRC 382 limitation.

At December 31, 2023, the Company had approximately $24.3 million of federal NOLs generated in prior years available to offset against future taxable income, net of NOLs expected to expire unused due to IRC Section 382 limitations. Of the $24.3 million NOLs, approximately $23 million relate to periods after 2017 and have an indefinite life. Additionally, $1.3 million will begin to expire between 2023-2037 if not used. Approximately, $4.7 million of the NOLs were limited as of December 31, 2023 due to previous ownership changes.

Deferred tax assets and liabilities are the result of temporary differences between the financial statement carrying values and the tax basis of assets and liabilities. The Company’s net tax position as of December 31, 2023 and 2022 is as follows:

	2023	2022

Deferred tax assets:
Loss carry-forwards	$6,269,503	$4,789,586
Right of use assets	—	7,341
Stock option grants	2,022,184	1,369,105
Asset retirement obligation	7,433,670	6,616,407
Other	526,873	436,477
Total deferred tax assets	16,252,230	13,218,916

Deferred tax liabilities:
Oil and Gas Properties	(7,327,620)	(5,552,159)
Other property and equipment	(123,915)	(171,650)
Derivatives	(104,956)	(31,369)
Lease liabilities	(25,133)	—
Other	—	(69,688)
Total deferred tax liabilities	(7,581,624)	(5,824,866)

Net deferred tax asset before valuation allowance	8,670,606	7,394,050

Valuation allowance	(8,670,606)	(7,394,050)
Net deferred taxes	$—	$—

Utilization of the Company’s loss carryforwards is dependent on realizing taxable income. The Company’s recorded valuation allowances of $8.7 million and $7.4 million as of December 31, 2023 and 2022, respectively, are due to the uncertainty related to its ability to utilize some of its deferred income tax assets, primarily consisting of net operating loss carryforwards prior to expiration or the limitation under Section 382 as discussed above.

Reconciliations of the tax provision (benefit) computed at the statutory federal rate to the Company’s total income tax benefit for the years ended December 31, 2023 and 2022 are as follows:

	2023		2022
	$	%	$	%

Provision (benefit) at statutory rate	(2,646,378)	21.0%	1,531,536	21.0%
State Taxes (net of federal impact)	(598,191)	4.7%	350,632	4.9%
Nondeductible Expenses	31,037	-0.2%	21,052	0.3%
Return to Accrual	(72,448)	0.6%	(2,135,704)	-29.3%
NOLs Expected to Expire Unused Due to Section 382 Limitation	1,877,230	-14.9%	—	0.0%
Valuation Allowance	1,276,558	-10.1%	441,382	6.1%
Income tax provision (benefit)	(132,192)	1.0%	208,898	2.9%

The Company has evaluated all tax positions for which the statute of limitations remains open and believes that the material positions taken would more likely than not be sustained by examination. Therefore, at December 31, 2023, the Company has not established any reserves for, nor recorded any unrecognized benefits related to uncertain tax positions.

The Company’s only taxing jurisdiction is the United States (federal and state). The Company’s tax years 2020 to present remain open for federal examination. Additionally, tax years 2003 through 2019 remain subject to examination for the purpose of determining the amount of federal NOL and other carryforwards. The number of years open for state tax audits varies, depending on the state, but is generally from three to five years.

Note 13 – Earnings (Loss) per Share

Diluted Earnings per Share (“EPS”) gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses. As a result, if there is a loss from continuing operations, Diluted EPS is computed in the same manner as Basic EPS. In addition, approximately 348,000 options were excluded due to the option exercise price exceeding the weighted-average market price of our common shares.

The following table summarizes the calculation of income (loss) per share.

	2023	2022

Net Income (Loss)	$(12,469,605)	$7,084,130

Basic Weighted-Average Shares	22,718,890	21,003,563
Effect of Dilutive Securities:
Restricted Stock Units and Stock Options (a)	—	2,384,083
Diluted Weighted-Average Shares	22,718,890	23,387,646
Income (Loss) per Common Share
Basic	$(0.55)	$0.34
Diluted	$(0.55)	$0.30

(a)	At December 31, 2023 the Company had approximately 1,361,200 RSUs and options that were excluded from the calculation of net income (loss) per share as their inclusion would be antidilutive due to a net loss for the period.

Note 14 – Executive Separations

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

On March 17, 2023, the Board of Directors of the Company appointed Michael R. Morrisett to the position of Chief Executive Officer. Mr. Morrisett did not receive any additional compensation for assuming the role of Chief Executive Officer.

In July 2023, the Company’s Chief Operating Officer separated from the Company and will receive severance of $145,000 over six months. Additionally, certain vested options were forfeited resulting in the reversal of $576,000 of previously recorded stock-based compensation.

Note 15 – Related Party Transactions

Energy Evolution is a related party of the Company as it beneficially owns approximately 26.6% of the Company’s outstanding shares of common stock as of December 31, 2023. Additionally, a board member of Energy Evolution was appointed to the Company’s Board of Directors in October 2021. This board member separately beneficially owns approximately 19.3% of the Company’s outstanding shares of common stock as of December 31, 2023. This board member also is a majority owner of PIE. In October 2021 another Energy Evolution member was appointed to the Company’s Board of Directors.

The Company has a JDA with PIE to perform recompletion or workover on specified mutually agreed upon wells (See Note 4). As of December 31, 2023, the Company has incurred obligations of approximately $1.1 million as a part of the JDA.

On November 29, 2023, the Company entered into a Securities Purchase Agreement with Phil Mulacek, which agreement was amended on December 1, 2023, pursuant to which Mr. Mulacek purchased from the Company (a) 609,013 shares of common stock of the Company for an aggregate purchase price of $5,000,000 (or $8.21 per share) in cash and (b) 631,832 shares of common stock of the Company for an aggregate purchase price of $5,054,658 (or $8.00 per share) which was paid through cancellation and extinguishment of the outstanding principal amount and all accrued interest thereon under that certain Amended and Restated Promissory Note due December 31, 2024, in the original aggregate principal amount of $5,000,000 issued by Empire North Dakota to Mr. Mulacek.

On November 29, 2023, the Company entered into a Securities Purchase Agreement with Energy Evolution pursuant to which Energy Evolution purchased 1,256,832 shares of common stock of the Company for an aggregate purchase price of $10,054,658 (or $8.00 per share), of which $2,000,000 was advanced in cash to the Company on November 22, 2023, $3,000,000 was paid in cash to the Company and $5,054,658 was paid through cancellation and extinguishment of the outstanding principal amount and all accrued interest thereon under that certain Amended and Restated Promissory Note due December 31, 2024, in the original aggregate principal amount of $5,000,000 issued by Empire North Dakota to Energy Evolution.

Accounts receivable on the Consolidated Balance Sheet includes approximately $895,000 receivable from Energy Evolution. Accrued Expenses includes approximately $452,000 of revenue payable to Energy Evolution.

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

For the year ended December 31, 2023, the Company sold 70% of its oil, natural gas, and NGL to four customers. For the year ended December 31, 2022, the Company sold 68% of its oil and natural gas production to four customers. The loss of these purchasers could result in a temporary interruption in sales or a lower price for production.

The Company’s cash balances may at times exceed FDIC insurance limits. The Company maintains cash accounts at reputable financial institutions.

Note 18 – Subsequent Events

Promissory Note

On February 16, 2024, the Company issued a Promissory Note in the aggregate principal amount of $5,000,000 (the "Note”) to Energy Evolution. Energy Evolution has advanced the Company $5,000,000 under the Note. The proceeds of the Note will be used by the Company to fund, in part, its ongoing oil and gas drilling program and for working capital purposes.

The Note matures on February 15, 2026 (the "Maturity Date”) and accrues interest at the rate of 7% per annum. After the Maturity Date, any principal balance of the Note remaining unpaid accrues interest at the rate of 9% per annum. At the option of Energy Evolution, interest payments will be paid either in cash or in shares of common stock of the Company on each of the following dates (or if any such date is not a business day, the next following business day) (each an "Interest Payment Date”), except upon the occurrence of an Event of Default, in which case interest will accrue and be paid in cash on demand: (i) March 31, 2024; (ii) June 30, 2024; (iii) September 30, 2024; (iv) December 31, 2024; (v) March 31, 2025; (vi) June 30, 2025; (vii) September 30, 2025; (viii) December 31, 2025; and (ix) the Maturity Date. All or any portion of the outstanding principal amount of the Note may be converted into shares of common stock of the Company at a conversion price of $6.25 per share (the "Conversion Price”), at the option of Energy Evolution, at any time and from time to time. If the full principal amount of the Note is drawn and converted into shares of common stock of the Company, 800,000 shares would be issued (without giving effect to any interest that may be converted). Accrued interest on the principal amount converted will be due on the applicable date of conversion in cash or, at the option of Energy Evolution, by issuance of shares of common stock of the Company in the manner set forth in the Note (where the date of conversion is the relevant Interest Payment Date”). The Conversion Price is subject to customary adjustments. The Note may be prepaid at any time or from time to time without the consent of Energy Evolution and without penalty or premium, provided that the Company provides Energy Evolution with at least five business days prior written notice, each principal payment is made in cash and all accrued interest is paid in cash, or at the option of Energy Evolution, by issuance of shares of common stock of the Company in the manner set forth in the Note (where the Interest Payment Date is the date of prepayment).

Rights Offering

In March 2024, the Company announced that it has commenced a subscription rights offering (“Rights Offering”) pursuant to which it intends to raise gross proceeds of up to approximately $25.0 million. The Company has distributed at no charge to holders of its common stock, as of the close of business on March 7, 2024 (the record date for the Rights Offering), one subscription right for each share of Common Stock held. Each subscription right initially entitled the holder to purchase 0.161 shares of Common Stock at a subscription price of $6.05 per share per one whole share of Common Stock. On March 28, 2024, the Company announced a reduction in the subscription price to $5.00 which results in gross proceeds to the Company of up to approximately $20.66 million. The subscription rights are non-transferable, and will not be listed for trading on any stock exchange or market. In addition, holders of subscription rights who fully exercise their subscription rights are entitled to over-subscribe for additional shares of Common Stock, subject to proration. The Rights Offering is expected to expire at 5:00 p.m., Eastern Time, on April 10, 2024, subject to extension or earlier termination.

Phil Mulacek and Energy Evolution, both related parties of the Company (see Note 15) and our largest stockholders, have indicated that they intend to participate in the Rights Offering and fully subscribe to the shares of Common Stock corresponding to their subscription rights. They have each also indicated that they intend to fully exercise their over-subscription rights to purchase their pro rata share of the underlying securities related to the Rights Offering that remain unsubscribed at the Expiration Date.

EMPIRE PETROLEUM CORPORATION

Supplemental Information of Oil and Natural Gas Producing Activities (Unaudited)

December 31, 2023 and 2022

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

Costs Incurred Related to Oil and Gas Activities

Costs incurred includes capitalized costs of properties, equipment, and lease facilities for oil and natural gas producing activities.

	Years Ended December 31,
	2023	2022

Acquisition	$2,094,419	$2,702,613
Exploration	—	—
Development	25,053,107	11,206,207
	$27,147,526	$13,908,820

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

	Oil (MMBbls)	Gas (MMcf)	NGLs (a)	MBOE
Balance, December 31, 2021	8,448	11,208	87	10,404
Acquisition of Reserves	650	205	61	745
Revisions	(350)	1,834	2,248	2,203
Extensions	561	566	27	682
Production	(483)	(876)	(161)	(790)
Balance, December 31, 2022	8,826	12,937	2,262	13,244
Acquisition of Reserves	36	19	5	44
Revisions	(1,625)	(5,998)	(960)	(3,585)
Extensions	175	—	—	175
Production	(488)	(854)	(136)	(766)
Balance, December 31, 2023	6,924	6,104	1,171	9,112

The 2023 acquisitions primarily relate to additional working interests in certain of the Company’s New Mexico properties (See Note 3). The 2022 acquisitions relate to small acquisition in our Rockies and New Mexico regions. The revisions in 2023 are primarily related to decreases in prices.

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

	December 31,
	2023	2022
Future cash inflows	$543,067,776	$941,172,544
Future production costs	(350,439,800)	(509,154,924)
Future development costs	(42,475,160)	(55,901,780)
Future income tax expense	(25,201,886)	(90,724,632)
Future net cash flows	124,950,930	285,391,208
10% annual discount for estimated timing of cash flows	(41,934,370)	(137,723,795)
Standardized measure	$83,016,560	$147,667,413

The 12-month average prices were adjusted to reflect applicable transportation and quality differentials on a well-by-well basis to arrive at realized sales prices used to estimate the properties' reserves. The prices for the properties' reserves were as follows:

	2023	2022
Oil (BBl)	$75.45	$91.14
Natural gas (MMBtu)	$1.51	$4.23
NGLs (BBl)	$9.82	$36.29

Changes in the Standardized Measure of Discounted Future Net Cash Flows at 10% per annum are as follows:

	December 31,
	2023	2022
Beginning of year	$147,667,413	$93,852,093
Net change in prices and production costs	(71,619,375)	24,651,555
Net change in future development costs	3,314,220	(7,141,431)
Oil & Gas net revenue	(6,256,366)	(21,418,327)
Extensions	4,684,473	11,037,719
Acquisition of reserves	526,848	12,043,912
Revisions of previous quantity estimates	(55,329,684)	46,871,217
Net change in taxes	33,317,731	(32,133,473)
Accretion of discount	19,542,907	10,939,619
Changes in timing and other	7,168,393	8,964,529
End of year	$83,016,560	$147,667,413

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

