Form 10-Q
period 2024-03-31
EMPIRE PETROLEUM CORP
filed 2024-05-15
CIK 887396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from: ____________to ____________

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

The number of shares of the registrant's common stock, $0.001 par value, outstanding as of the latest practicable date of May 9, 2024 was 30,380,906.

EMPIRE PETROLEUM CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

EMPIRE PETROLEUM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2024	2023
ASSETS
Current Assets:
Cash	$3,491,465	$7,792,508
Accounts Receivable	7,290,007	8,354,636
Derivative Instruments	—	406,806
Inventory	1,797,342	1,433,454
Prepaids	1,250,672	757,500
Total Current Assets	13,829,486	18,744,904

Property and Equipment:
Oil and Natural Gas Properties, Successful Efforts	107,020,654	93,509,803
Less: Accumulated Depreciation, Depletion and Impairment	(24,427,923)	(22,996,805)
Total Oil and Gas Properties, Net	82,592,731	70,512,998
Other Property and Equipment, Net	1,729,316	1,883,211
Total Property and Equipment, Net	84,322,047	72,396,209

Other Noncurrent Assets	1,931,161	1,474,503

Total Assets	$100,082,694	$92,615,616

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$17,194,236	$16,437,219
Accrued Expenses	7,436,586	7,075,302
Derivative Instruments	440,644	—
Current Portion of Lease Liability	430,273	432,822
Current Portion of Note Payable - Related Party (Note 8)	1,060,004	1,060,004
Current Portion of Long-Term Debt	486,483	44,225
Total Current Liabilities	27,048,226	25,049,572

Long-Term Debt	8,533,693	4,596,775
Long-Term Note Payable - Related Party (Note 8)	2,970,000	—
Long Term Lease Liability	441,748	544,382
Derivative Instruments (Note 8)	1,292,000	—
Asset Retirement Obligations	28,105,761	27,468,427
Total Liabilities	68,391,428	57,659,156

Commitments and Contingencies (Note 15)

Stockholders' Equity:
Series A Preferred Stock - $.001 Par Value, 10,000,000 Shares Authorized, 6 and 6 Shares Issued and Outstanding, Respectively	—	—
Common Stock - $.001 Par Value, 190,000,000 Shares Authorized, 25,623,674 and 25,503,530 Shares Issued and Outstanding, Respectively	85,145	85,025
Additional Paid-in Capital	100,200,135	99,490,253
Accumulated Deficit	(68,594,014)	(64,618,818)
Total Stockholders' Equity	31,691,266	34,956,460

Total Liabilities and Stockholders' Equity	$100,082,694	$92,615,616

 See accompanying notes to condensed consolidated financial statements.

EMPIRE PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue:
Oil Sales	$9,441,964	$8,938,715
Gas Sales	377,130	656,035
NGL Sales	416,211	504,954
Total Product Revenues	10,235,305	10,099,704
Other	10,086	19,364
Loss on Derivatives	(858,150)	(66,823)
Total Revenue	9,387,241	10,052,245

Costs and Expenses:
Lease Operating Expense	7,387,423	6,520,163
Production and Ad Valorem Taxes	833,447	758,114
Depletion, Depreciation & Amortization	1,490,130	622,489
Accretion of Asset Retirement Obligation	485,349	401,275
General and Administrative Expense:
General and Administrative Expense	2,879,037	3,023,279
Stock-Based Compensation	710,002	949,639
Total General and Administrative Expense	3,589,039	3,972,918

Total Costs and Expenses	13,785,388	12,274,959

Operating Income (Loss)	(4,398,147)	(2,222,714)

Other Income and (Expense):
Interest Expense	(315,049)	(237,299)
Other Income (Expense) (Note 8)	738,000	422
Income (Loss) Before Income Taxes	(3,975,196)	(2,459,591)

Income Tax (Provision) Benefit	—	—

Net Income (Loss)	$(3,975,196)	$(2,459,591)

Net Income (Loss) per Common Share:
Basic	$(0.15)	$(0.11)
Diluted	$(0.15)	$(0.11)
Weighted Average Number of Common Shares Outstanding:
Basic	25,688,427	22,096,796
Diluted	25,688,427	22,096,796

See accompanying notes to condensed consolidated financial statements.

EMPIRE PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Three Months Ended March 31, 2024 and 2023

(Unaudited)

					Additional
	Common Stock		Preferred Stock		Paid-In	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total
Balances, December 31, 2023	25,503,530	$85,025	6	$—	$99,490,253	$(64,618,818)	$34,956,460

Net Loss	—	—	—	—	—	(3,975,196)	(3,975,196)

Stock-Based Compensation	120,144	120	—	—	709,882	—	710,002

Balances, March 31, 2024	25,623,674	$85,145	6	$—	$100,200,135	$(68,594,014)	$31,691,266

					Additional
	Common Stock		Preferred Stock		Paid-In	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total
Balances, December 31, 2022	22,093,503	$81,615	6	$—	$75,303,479	$(52,149,213)	$23,235,881

Net Loss	—	—	—	—	—	(2,459,591)	(2,459,591)

Impact of Former CEO settlement	—	—	—	—	(2,126,131)	—	(2,126,131)

Stock-Based Compensation	11,089	11	—	—	949,628	—	949,639

Balances, March 31, 2023	22,104,592	$81,626	6	$—	$74,126,976	$(54,608,804)	$19,599,798

See accompanying notes to condensed consolidated financial statements.

EMPIRE PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Cash Flows From Operating Activities:
Net Income (Loss)	$(3,975,196)	$(2,459,591)

Adjustments to Reconcile Net Income (Loss) to Net Cash Provided By Operating Activities:
Stock-Based Compensation	710,002	949,639
Amortization of Right of Use Assets	135,733	76,225
Depreciation, Depletion and Amortization	1,490,130	622,489
Accretion of Asset Retirement Obligation	485,349	401,275
Loss on Commodity Derivatives	858,150	66,823
Settlement on or Purchases of Commodity Derivative Instruments	(10,700)	(41,187)
Gain on Financial Derivatives	(738,000)	—
Change in Operating Assets and Liabilities:
Accounts Receivable	1,064,629	(849,909)
Inventory, Oil in Tanks	(363,888)	(420,859)
Prepaids, Current	(2,398)	89,812
Accounts Payable	4,339,024	(213,611)
Accrued Expenses	361,284	(110,053)
Other Long-Term Assets and Liabilities	(446,430)	(3,177,767)
Net Cash Provided By (Used In) Operating Activities	3,907,689	(5,066,714)

Cash Flows From Investing Activities:
Additions to Oil and Natural Gas Properties (a)	(16,940,873)	(2,210,004)
Purchase of Other Fixed Assets	(31,023)	(27,170)
Cash Paid for Right of Use Assets	(125,238)	(86,545)
Sinking Fund Deposit	—	2,779,000
Net Cash Provided By (Used In) Investing Activities	(17,097,134)	455,281

Cash Flows From Financing Activities:
Borrowings on Credit Facility	3,950,000	—
Proceeds from Promissory Note - Related Party (Note 8)	5,000,000
Principal Payments of Debt	(61,598)	(569,136)
Net Cash Provided By (Used In) Financing Activities	8,888,402	(569,136)

Net Change in Cash	(4,301,043)	(5,180,569)

Cash - Beginning of Period	7,792,508	11,944,442

Cash - End of Period	$3,491,465	$6,763,873

Supplemental Cash Flow Information:
Cash Paid for Interest	$179,893	$136,761

________

(a)	Incurred capital expenditures were $13,358,866 and $2,210,004 for the respective periods. The differences between incurred and cash capital expenditures is due to changes in related accounts payable.

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, the results of operations, and the cash flows for the interim period are included. All adjustments are of a normal, recurring nature. Certain amounts in prior periods have been reclassified to conform to current presentation. Operating results for the interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

The information contained in this Form 10-Q should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2023 which are contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2024.

Note 2 – Summary of Significant Accounting Policies

Significant Accounting Policies

During the three months ended March 31, 2024, the Company added one significant accounting policy and estimate relating to convertible debt and derivative liability. Besides this, there have been no material changes to significant accounting policies and estimates from the information provided in the Form 10-K for the year ended December 31, 2023.

Convertible Debt and Derivative Liability

In connection with the Company’s issuance of a Promissory Note (the “Note”) in the first quarter of 2024, the Company bifurcated the embedded conversion option, and recorded the embedded conversion option as a long-term derivative liability in accordance with FASB ASC 815, Derivatives and Hedging. The convertible debt and the derivative liability associated with the Note are presented on the Condensed Consolidated Balance Sheets as the Long-Term Note Payable – Related Party and long-term Derivative Instruments. The convertible debt is carried at amortized cost. The derivative liability will be remeasured at each reporting period using a binomial lattice model with changes in fair value recorded in the Condensed Consolidated Statements of Operations in Other Income (Expense). See Note 8 for further details.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve a degree of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instrument’s complexity. The Company reflects transfers between the three levels at the beginning of the reporting period in which the availability of observable inputs no longer justifies classification in the original level. There were no transfers between fair value hierarchy levels for the period ended March 31, 2024.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis - The Company uses a binomial lattice valuation model to value the Level 3 derivative liabilities at inception and on subsequent valuation dates. This model incorporates transaction details such as the Company’s stock price, contractual terms of the Note and unobservable inputs classified as Level 3 including risk-free rate and expected volatility. As of March 31, 2024, these unobservable inputs were 4.6% and 50%, respectively. The fair value of the embedded derivative liability will be reassessed quarterly using the same binomial lattice valuation model.

Fair Value on a Nonrecurring Basis

The Company applies the provisions of fair value measurement on a non-recurring basis to its non-financial assets and liabilities, including oil and gas properties and asset retirement obligations. These assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments if events or changes in certain circumstances indicate that adjustments may be necessary. No triggering events that require assessment of such items were observed during the three months ended March 31, 2024.

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

Recently Adopted Accounting Standards

The FASB periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. The Company has reviewed the recently issued pronouncements and concluded that the following new accounting standards are applicable:

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The amendments in this ASU affect entities that issue convertible instruments and/or contracts in an entity’s own equity. The amendments in this ASU primarily affect convertible instruments issued with beneficial conversion features or cash conversion features because the accounting models for those specific features are removed. However, all entities that issue convertible instruments are affected by the amendments to the disclosure requirements of this ASU. For contracts in an entity’s own equity, the contracts primarily affected are freestanding instruments and embedded features that are accounted for as derivatives under the current guidance because of failure to meet the settlement conditions of the derivatives scope exception related to certain requirements of the settlement assessment. Also affected is the assessment of whether an embedded conversion feature in a convertible instrument qualifies for the derivatives scope exception. Additionally, the amendments in this ASU affect the diluted EPS calculation for instruments that may be settled in cash or shares and for convertible instruments. The amendments in this ASU are effective for public business entities, excluding entities eligible to be smaller reporting companies, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Board specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. The Board decided to allow entities to adopt the guidance through either a modified retrospective method of transition or a fully retrospective method of transition. The Company has adopted this standard for the current year and does not expect it to have a material impact on our consolidated financial statements.

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

Proved oil and natural gas properties are reviewed for impairment at least annually, or as indicators of impairment arise. There have been no indicators of impairment during the three months ended March 31, 2024.

Aggregate capitalized costs of oil and natural gas properties are as follows:

	March 31, 2024	December 31, 2023

Proved properties	$92,634,087	$75,346,623
Unproved properties	3,708,264	3,245,431
Work in process	10,678,303	14,917,749
Gross capitalized costs	107,020,654	93,509,803

Depreciation, depletion, amortization and impairment	(24,427,923)	(22,996,805)
Total oil and gas properties, net	$82,592,731	$70,512,998

Depletion and amortization expense related to oil and gas properties for the three months ended March 31, 2024 and 2023 was approximately $1,431,000 and $563,000, respectively.

The Company completed four wells in North Dakota related to our Starbuck Drilling program during the first quarter of 2024.

Other property and equipment consists of operating lease assets, vehicles, office furniture, and equipment with lives ranging from three to five years.

	March 31, 2024	December 31, 2023

Other property and equipment, at cost	$3,029,041	$2,998,018
Less: Accumulated depreciation	(1,299,725)	(1,114,807)
Other property and equipment, net	$1,729,316	$1,883,211

Depreciation expense related to other property and equipment for the three months ended March 31, 2024 and 2023 was approximately $59,000.

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

The Company’s asset retirement obligation activity is as follows:

	For the Three Months Ended March 31,
	2024	2023

Asset retirement obligations, beginning of period	$28,168,427	$25,000,740
Additions	151,985	—
Liabilities settled	—	(190,375)
Revisions	—	(68,809)
Accretion expense	485,349	401,275
Asset retirement obligation, end of period	$28,805,761	$25,142,831
Less current portion included in Accrued Expenses	700,000	—
Asset retirement obligation, long-term	$28,105,761	$25,142,831

The additions in 2024 primarily relate to the completion of four wells in our North Dakota Starbuck Drilling Program during the quarter.

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

The following table summarizes the net realized and unrealized losses reported in earnings related to the commodity derivative instruments for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Loss on Derivatives:
Oil derivatives (a)	$(858,150)	$(66,823)

________

(a)	Includes $847,450 and $25,636 of unrealized derivative losses for the respective periods.

The following represents the Company’s net settlements related to derivatives for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023

Oil derivatives	$(10,700)	$(41,187)

The following table sets forth the Company’s outstanding derivative contracts at March 31, 2024:

	2nd Quarter 2024	3rd Quarter 2024	4th Quarter 2024

WTI Fixed-Price Swaps:
Quarterly volume (MBbls)	30.00	30.00	30.00
Weighted-average fixed price (Bbl)	$72.15	$77.02	$75.57

Note 6 – Accounts Receivable

The following table represents the Company’s accounts receivable as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023

Oil, Gas and NGL Receivables	$3,227,706	$2,784,745
Joint Interest Billings	4,026,259	5,444,331
Other	36,042	125,560
Total Accounts Receivable	$7,290,007	$8,354,636

Note 7 – Accrued Expenses

The following table represents the Company’s accrued expenses as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023

Accrued and suspended third-party revenue	$4,459,055	$4,049,984
Accrued salaries and payroll taxes	1,032,523	1,059,295
Accrued production taxes	774,359	829,226
Other	1,170,649	1,136,797
	$7,436,586	$7,075,302

Note 8 – Debt Including Debt with Related Parties

The following table represents the Company’s outstanding debt as of March 31, 2024 and December 31, 2023:

	As of March 31, 2024	As of December 31, 2023

Equity Bank Credit Facility	$8,442,484	$4,492,484

Promissory Note – Related Party	2,970,000	—

Note Payable – Related Party	1,060,004	1,060,004

Equipment and vehicle notes, 0.00% to 9.00% interest rates, due in 2025 to 2028 with monthly payments ranging from $900 to $1,400 per month	135,995	148,516

Note Payable to insurance provider, bears 7.29% interest, matures January 2025, monthly payments of principal and interest of $51,067	441,697	—

Total Debt	13,050,180	5,701,004
Less: Current Maturities	(486,483)	(44,225)
Less: Promissory Note – Related Party	(2,970,000)	—
Less: Note Payable – Related Party	(1,060,004)	(1,060,004)
Long-Term debt	$8,533,693	$4,596,775

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

The Credit Facility requires Borrowers to, commencing as of the fiscal quarter ended December 31, 2023, maintain (a) a current ratio of 1.0 to 1.0 or more and (b) a ratio of funded debt to EBITDAX, calculated quarterly and annually based on a trailing twelve-month basis, of no more than 3.50 to 1.00. At March 31, 2024, the Borrowers were technically not in compliance with the current ratio covenant, however, the noncompliance was resolved within the applicable cure period in accordance with the Credit Facility agreement following the completion of a subscription rights offering on April 10, 2024 in which the Company received approximately $20.66 million in cash (see Note 10). The Company is in compliance with the other covenants as of March 31, 2024.

Promissory Note – Related Party

On February 16, 2024, the Company issued a Promissory Note in the aggregate principal amount of $5,000,000 (the "Note”) to Energy Evolution Master Fund, Ltd. (“Energy Evolution”). Energy Evolution has advanced the Company $5,000,000 under the Note. The proceeds of the Note will be used by the Company to fund, in part, its ongoing oil and gas drilling program and for working capital purposes.

The Note matures on February 15, 2026 (the "Maturity Date”) and accrues interest at the rate of 7% per annum. After the Maturity Date, any principal balance of the Note remaining unpaid accrues interest at the rate of 9% per annum. At the option of Energy Evolution, interest payments will be paid either in cash or in shares of common stock of the Company on each of the following dates (or if any such date is not a business day, the next following business day) (each an "Interest Payment Date”), except upon the occurrence of an Event of Default, in which case interest will accrue and be paid in cash on demand: (i) March 31, 2024; (ii) June 30, 2024; (iii) September 30, 2024; (iv) December 31, 2024; (v) March 31, 2025; (vi) June 30, 2025; (vii) September 30, 2025; (viii) December 31, 2025; and (ix) the Maturity Date. All or any portion of the outstanding principal amount of the Note may be converted into shares of common stock of the Company at a conversion price of $6.25 per share (the "Conversion Price”), at the option of Energy Evolution, at any time and from time to time. If the full principal amount of the Note is drawn and converted into shares of common stock of the Company, 800,000 shares would be issued (without giving effect to any interest that may be converted). Accrued interest on the principal amount converted will be due on the applicable date of conversion in cash or, at the option of Energy Evolution, by issuance of shares of common stock of the Company in the manner set forth in the Note (where the date of conversion is the relevant Interest Payment Date”). The Conversion Price is subject to customary adjustments. The Note may be prepaid at any time or from time to time without the consent of Energy Evolution and without penalty or premium, provided that the Company provides Energy Evolution with at least five business days prior written notice, each principal payment is made in cash and all accrued interest is paid in cash, or at the option of Energy Evolution, the accrued interest may be paid by issuance of shares of common stock of the Company in the manner set forth in the Note (where the Interest Payment Date is the date of prepayment).

The Company determined that an embedded conversion feature included in the Promissory Note required bifurcation from the host contract that is recognized as a separate derivative liability carried at fair value. The estimated fair value of the derivative liability, which represents a Level 3 valuation, was $1,292,000 as of March 31, 2024 and was determined using a binomial lattice model using certain assumptions and inputs discussed in Note 2. Accordingly, the Company has recognized a gain on the fair value adjustment of the derivative liability in the amount of approximately $738,000 in Other Income (Expense) in the Condensed Consolidated Statements of Operations for the quarter ended March 31, 2024. All of the other embedded features of the Note were clearly and closely related to the debt host and did not require bifurcation as a derivative liability.

Note Payable – Related Party

In August 2020, the Company, through its wholly owned subsidiary, Empire Texas, entered into a joint development agreement (the "JDA”) with Petroleum & Independent Exploration, LLC and related entities ("PIE”), a related party (see Note 14), dated August 1, 2020. Under the terms of the JDA, PIE will perform recompletion or workover on specified mutually agreed upon wells ("Workover Wells”) owned by Empire Texas. Concurrent with the JDA with PIE, the Company entered into a term loan agreement dated August 1, 2020, whereby PIE will loan up to $2,000,000, at an interest rate of 6% per annum, maturing August 7, 2024 unless terminated earlier by PIE. The loan proceeds were used for recompletion or workover of certain designated wells. In addition, the Company assigned 85% working and revenue interest to PIE in the designated wells which will be applied to repayment of the loan. As of March 31, 2024, $1,060,004 has been advanced from the PIE loan.

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

Right-of-use lease expense was approximately $136,000 and $77,600 for the three months ended March 31, 2024 and 2023, respectively. Cash paid for right-of-use leases was approximately $125,000 and $78,400 for the same periods.

Supplemental balance sheet information related to the right-of-use leases is as follows:

	March 31, 2024	December 31, 2023

Net operating lease asset (included in Other Property and Equipment)	$958,648	$1,077,031

Current portion of lease liability	$430,273	$432,822
Long-term lease liability	441,748	544,382
Total right-of-use lease liabilities	$872,021	$977,204

The weighted-average remaining term for the Company’s right-of-use leases is 2.1 years. The weighted-average discount rate was 8.51% for the first quarter of 2024.

Maturities of lease liabilities are as follows as of March 31, 2024:

Year 1	$486,584
Year 2	376,628
Year 3	86,680
Year 4	3,100
Year 5	—
Total lease payments	952,992
Less imputed interest	(80,971)
Total lease obligation	$872,021

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

The Series A Voting Preferred Stock is held by Phil Mulacek, chairman of the Board of Directors and one of the principals of Energy Evolution, as Energy Evolution’s designee (the “Initial Holder”). The Series A Voting Preferred Stock may be transferred only to certain controlled affiliates of the Initial Holder (“Permitted Transferees”), and the voting rights of the Series A Voting Preferred Stock are contingent upon the Initial Holder and Permitted Transferees (collectively, the “Series A Holders”) holding together at least 3,000,000 shares of the Company’s outstanding common stock.

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

In April 2024, the Company completed a subscription rights offering (“Rights Offering”) which raised gross proceeds of $20.66 million. The Company distributed at no charge to holders of its common stock, as of the close of business on March 7, 2024 (the record date for the Rights Offering), one subscription right for each share of Common Stock held. Each subscription right entitled the holder to purchase 0.161 shares of Common Stock at a subscription price of $5.00 per share per one whole share of Common Stock. The subscription rights were non-transferable and not listed for trading on any stock exchange or market.

Earnings Per Share

The computation of diluted shares outstanding for the three months ended March 31, 2024 excluded 1,460,589 shares related to stock options, warrants, outstanding RSUs, and convertible debt as their effect would have been anti-dilutive. The computation of diluted shares outstanding for the three months ended March 31, 2023 excluded 2,348,009 shares related to stock options, warrants, and outstanding RSUs, as their effect would have been anti-dilutive.

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

The following summary reflects nonvested restricted stock unit activity and related information for the three months ended March 31, 2024.

		Weighted Average
	RSUs	Fair Value (a)

Outstanding, December 31, 2023	204,817	$10.61
Granted	—	—
Vested	(45,515)	11.75
Forfeited	(22,500)	11.05
Outstanding, March 31, 2024	136,802	$10.16

(a) Shares are valued at the grant-date market price.

The following summary reflects stock option activity and related information:

		Weighted Average
	Options	Exercise Price

Outstanding, December 31, 2023	2,065,381	$4.89
Granted	—	—
Exercised	(119,100)	1.32
Cancelled	—	—
Outstanding, March 31, 2024	1,946,281	$5.10

The following table summarizes information about stock options outstanding as of March 31, 2024.

Range of	Options	Weighted Average	Weighted	Options	Weighted
Exercise	Outstanding	Remaining	Average	Exercisable	Average
Prices	at 3/31/24	Contractual Life	Exercise Price	at 3/31/24	Exercise Price

$1.32 to $12.36	1,946,281	4.67 years	$5.10	1,486,110	$3.23

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

Note 13 – Income Taxes

For all periods presented, the Company’s effective tax rate is 0%. Other than the full year of 2022, the Company has generated net operating losses since inception, which would normally reflect a tax benefit in the Condensed Consolidated Statement of Operations and a deferred asset on the Condensed Consolidated Balance Sheet. However, because of the current uncertainty as to the Company’s ability to achieve sustained profitability, a valuation reserve has been established that offsets the amount of any tax benefit available for each period presented in the Condensed Consolidated Statements of Operations. The following table presents a reconciliation of its effective income tax rate to the U.S. statutory income tax rate for the three months ended March 31, 2024 and 2023.

	For the Three Months Ended March 31,
	2024		2023
	$	%	$	%

Provision (benefit) at statutory rate	(834,791)	21.0%	(516,514)	21.0%
State Taxes (net of federal impact)	(190,937)	4.8%	(118,333)	4.8%
Nondeductible Expenses	6,401	-0.2%	(2,460)	0.1%
Stock Options Exercised	(103,796)	2.6%	—	0.0%
Valuation Allowance	1,123,123	-28.3%	637,307	-25.9%
Income tax provision (benefit)	—	0.0%	—	0%

Note 14 – Related Party Transactions

Energy Evolution is a related party of the Company as it beneficially owns approximately 26.6% of the Company’s outstanding shares of common stock as of March 31, 2024. Subsequent to the Rights Offering (see Note 10) Energy Evolution beneficially owns approximately 30.1% of the Company’s outstanding shares. Additionally, a board member of Energy Evolution was appointed to the Company’s board in October 2021. This board member separately beneficially owns approximately 19.3% of the Company’s outstanding shares of common stock as of March 31, 2024. Subsequent to the Rights Offering this board member beneficially owns approximately 20.6% of the Company’s outstanding shares. The board member also is a majority owner of PIE. In October 2021 another Energy Evolution member was appointed to the Company’s board of directors.

The Company has a JDA with PIE to perform completions or workovers on specified mutually agreed upon wells (see Note 8). As of March 31, 2024, the Company has incurred obligations of approximately $1.1 million as a part of the JDA.

On February 16, 2024, the Company issued a Promissory Note in the aggregate principal amount of $5,000,000 (the "Note”) to Energy Evolution (see Note 8). As of March 31, 2024, Energy Evolution has advanced the Company $5,000,000 under the Note.

Accounts receivable on the Condensed Consolidated Balance Sheet includes approximately $1,030,000 receivable from Energy Evolution. Accrued Expenses includes approximately $213,000 of revenue payable to Energy Evolution.

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

Agreed Compliance Order

In January 2024, the Company deposited $1 million into an escrow account in accordance with an Agreed Compliance Order (“ACO”) with the New Mexico Oil Conservation Division (“OCD”) for compliance work on certain inactive wells in New Mexico. Under the terms of the ACO, the escrow funds will be returned to the Company at a rate of $10,000 for each well as the compliance work is completed. In February 2024, $550,000 of the escrow funds were returned to the Company following the completion of work on 55 wells. As of March 31, 2024, the remaining escrow balance of $450,000 is included in other noncurrent assets in the Condensed Consolidated Balance Sheet. In April 2024, we completed work on an additional 25 wells and expect to receive $250,000 from the escrow account in the second quarter of 2024.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q, including this section, includes certain statements that may be deemed “forward-looking statements” within the meaning of federal securities laws. All statements, other than statements of historical facts, which address activities, events, or developments that the Company expects, believes, or anticipates will or may occur in the future, including future sources of financing and other possible business developments, are forward-looking statements. Such statements are subject to a number of assumptions, risks and uncertainties and could be affected by a number of distinct factors, including the Company’s failure to secure short and long-term financing necessary to sustain and grow its operations, increased competition, changes in the markets in which the Company participates and the technology utilized by the Company and new legislation regarding environmental matters. These risks and other risks that could affect the Company's business are more fully described in reports the Company files with the SEC, including its Annual Report on Form 10-K for the year ended December 31, 2023. Actual results may vary materially from the forward-looking statements. The Company undertakes no duty to update any of the forward-looking statements in this Form 10-Q.

Overview

Our primary business is the optimization and development of oil and gas interests. In 2022 we had net income from operations but have incurred losses from operations in 2023 and 2024 and in years prior to 2022. There is no assurance that we will be profitable or obtain funds necessary to finance our future operations.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to use judgment to make estimates and assumptions that affect certain amounts reported in the consolidated financial statements. As additional information becomes available, these estimates and assumptions are subject to change and thus impact amounts reported in the future. Critical accounting policies are those accounting policies that involve judgment and uncertainties affecting the application of those policies and the likelihood that materially different amounts would be reported under different conditions or using differing assumptions. Management periodically updates the estimates used in the preparation of the financial statements based on management’s latest assessment of the current and projected business and general economic environment. There have been no significant changes to the Company’s critical accounting policies during the three months ended March 31, 2024.

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

Liquidity

As of March 31, 2024, the Company had approximately $3.5 million of cash on hand and approximately $1.1 million available on its Credit Facility. For additional information regarding the Credit Facility, see Note 8 to the Condensed Consolidated Financial Statements included in this report.

The Company expects to incur costs related to drilling activities in core areas as well as future oil and natural gas acquisitions in core areas. As of March 31, 2024, the Company has incurred approximately $25 million of cumulative costs related to the drilling program in the Starbuck field of North Dakota. It is expected that the Company will use a combination of debt or equity issuances, cash on hand, and cash flows from operations to fund capital programs, ongoing operations, and any potential acquisitions.

Working Capital

Working capital (presented below) decreased by approximately $6.9 million between December 31, 2023 and March 31, 2024. This change was primarily driven by payables related to the Starbuck Drilling Program and a lower cash balance at March 31, 2024.

	March 31,	December 31,
	2024	2023

Current Assets	$13,829,486	$18,744,904
Current Liabilities	27,048,226	25,049,572
Working Capital	$(13,218,740)	$(6,304,668)

Cash Flows

	Three Months Ended March 31,
Cash Flows Provided By (Used In):	2024	2023	Variance

Operating Activities	$3,907,689	$(5,066,714)	$8,974,403
Investing Activities	(17,097,134)	455,281	(17,552,415)
Financing Activities	8,888,402	(569,136)	9,457,538

Cash Flows from Operating Activities

The impact of higher commodity prices and lower general and administrative expenses during the first quarter of 2024 contributed to the increase in cash flows from operating activities. General and administrative expense in 2023 included $360,000 of severance paid to the Company’s former CEO.

Cash Flows from Investing Activities

Cash flows from investing activities in the first quarter of 2024 includes approximately $17 million of additions to oil and gas properties primarily due to the development of our operations in North Dakota.

Cash Flows from Financing Activities

Cash flows from financing activities for the first quarter of 2024 includes $5 million from a promissory note issued to the Company by a related party and approximately $4 million borrowed on the Company’s Credit Facility (see Note 8).

Capital Resources

Capital Expenditures

For the three months ended March 31, 2024, the Company incurred approximately $13.4 million of additions to oil and natural gas properties which primarily reflects continued drilling and completions activity in North Dakota. As previously discussed, the Company began a capital program in the third quarter of 2023 in North Dakota.

Production and Operating Data

The following table sets forth a summary of the Company’s production and operating data for the three months ended March 31, 2024 and 2023. Because of normal production declines, increased or decreased production due to future acquisitions, divestitures, and development, and fluctuations in commodity prices, the historical information presented below should not be interpreted as being indicative of future results.

	Three Months Ended March 31,
	2024	2023
Production and Operating Data:

Net Production Volumes:
Oil (Bbl)	130,760	120,257
Natural Gas (Mcf)	211,820	231,218
Natural Gas Liquids (Bbl)	34,785	39,756
Total (Boe)	200,848	198,549

Average Price per Unit:
Oil (Bbl)	$72.21	$74.33
Natural Gas (Mcf)	$1.78	$2.84
Natural Gas Liquids (Bbl)	$11.97	$12.70
Total (Boe)	$50.96	$50.87

Operating Costs and Expenses per Boe:
Lease Operating Expense	$36.78	$32.84
Production and Ad Valorem Taxes	$4.15	$3.82
Depreciation, Depletion, Amortization and Accretion	$9.84	$5.16
General and Administrative Expense:
General and Administrative Expense	$14.33	$15.23
Stock-Based Compensation	$3.54	$4.78
Total General and Administrative Expense	$17.87	$20.01

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

Three Months Ended March 31, 2024 and 2023

Results of Operations

The following table reflects the Company’s summary operating information. Because of normal production declines, increased or decreased drilling activity and the effects of acquisitions, the historical information presented below should not be interpreted as indicative of future results.

	Three Months Ended March 31,
	2024	2023	Variance	Variance %

Oil Revenues	$9,441,964	$8,938,715	$503,249	6%
Natural Gas Revenues	377,130	656,035	(278,905)	-43%
NGL Revenues	416,211	504,954	(88,743)	-18%
Total Product Revenues	10,235,305	10,099,704

Lease Operating Expense (Including Workovers)	7,387,423	6,520,163	867,260	13%
Production and Ad Valorem Taxes	833,447	758,114	75,333	10%
Depreciation, Depletion, Amortization and Accretion	1,975,479	1,023,764	951,715	93%
General and Administrative Expense:
General and Administrative Expense	2,879,037	3,023,279	(144,242)	-5%
Stock-based Compensation	710,002	949,639	(239,637)	-25%
Total General and Administrative Expense	3,589,039	3,972,918	(383,879)	-10%

Interest Expense	315,049	237,299	77,750	33%

Operating Income (Loss)	(4,398,147)	(2,222,714)	(2,175,433)	NM
Net Income (Loss)	(3,975,196)	(2,459,591)	(1,515,605)	NM

NM: A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change that is greater than 200.

Revenues

Revenues for the three months ended March 31, 2024 increased over the same period as the prior year primarily due to higher oil sales volumes despite a decrease in realized prices.

Net oil sales volumes were approximately 131,000 Bbls for the three months ended March 31, 2024, an increase of approximately 9% over the same period in the prior year. Oil volumes in first-quarter 2024 increased primarily due to new wells completed in North Dakota during the period.

Realized oil prices for the three months ended March 31, 2024 were approximately $72.21 per barrel, while realized prices for the same period in the prior year were approximately $74.33 per barrel, a decrease in price of approximately 3%.

Realized natural gas prices for the three months ended March 31, 2024 were approximately $1.78 per mcf, while realized prices for the same period in the prior year were approximately $2.84 per mcf, a decrease in price of approximately 37%.

Realized NGL prices for the three months ended March 31, 2024 were approximately $11.97 per barrel, while realized prices for the same period in the prior year were approximately $12.70 per barrel, a decrease in price of approximately 6%.

Lease Operating Expense and Production Taxes

Lease operating expense was higher in 2024 due in part to higher power and fuel costs, higher contract labor and an increase in employee headcount in first-quarter 2024 compared to first-quarter 2023. Lease operating expense includes approximately $2.0 million workover expense for the three months ended March 31, 2024 as compared to $2.7 million for the same period in 2023. The higher workover expense in 2023 was primarily in New Mexico as the Company continued to work over wells in the region to enhance production.

Production taxes were higher for the first quarter of 2024 compared to the same period in 2023 as a result of the higher product revenues discussed above.

Depreciation, Depletion, Amortization and Accretion

DD&A was higher in the first quarter of 2024 compared to the same period in 2023 due in part to the increase in production and the impact of higher capitalized costs associated with the new drilling activity in North Dakota.

General and Administrative Expense

General and administrative expense, excluding stock-based compensation, decreased in 2024 compared to 2023 primarily due to the $360,000 of severance expense for the former CEO in first quarter of 2023 (see Note 12) despite an increase in salaries and benefits period over period associated with an increase in employee headcount.

Stock-based Compensation

The Company utilizes stock-based compensation to compensate the Board, members of management, and retain talented personnel. The Company anticipates stock-based compensation to continue to be utilized in 2024 and beyond to attract and retain talented personnel and compensate Board members and consultants.

Interest Expense

Cash-based interest expense was higher for the first quarter of 2024 compared to the same period in 2023 primarily due to the increase in the outstanding amount under the Company’s Credit Facility.

Item 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4.         CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation under the supervision and participation of the Company’s Principal Executive Officer and Principal Financial Officer, along with our management, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Securities Exchange Act Rule 13a-15(e). Based on this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the disclosure controls and procedures were effective, as of the end of the period covered by this report, in ensuring the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (principal executive officer and principal financial officer) to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

While we continue to implement design enhancements to our internal control procedures, there were no changes to our internal control over financial reporting during the three months ended March 31, 2024, which were identified in connection with the evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  It is management’s expectation that the Company will implement enhanced controls throughout 2024 with additional controls implemented as they are identified by management. Management will continue to diligently and rigorously review the financial reporting controls and procedures on an ongoing basis.

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

The Company was not informed by any of its directors or Section 16 officers of the adoption or termination of a "Rule 10b5-1 trading arrangement” or "non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K, during the first quarter of 2024.

 As previously reported, on March 12, 2024, Stephen L. Faulkner, Jr. (Larry) informed the Company that he was resigning as Chief Financial Officer and Chief Accounting Officer of the Company effective on March 28, 2024. The Company has engaged outside consultants to assist the Company’s Controller while the Company remains in a search process to identify Mr. Faulkner’s successor. Also as previously reported, on May 10, 2024, the Board of Directors of the Company appointed Michael R. Morrisett, the Company’s President and Chief Executive Officer, to temporarily serve as the Company’s principal financial officer until the Company hires a replacement principal financial officer.

Item 6.	Exhibits

10.1

Empire Petroleum Corporation Promissory Note Due February 15, 2026 in the aggregate principal amount of $5.0 million in favor of Energy Evolution Master Fund, Ltd. (incorporated herein by reference to Exhibit 10 to the Company’s Form 8-K dated February 16, 2024, which was filed on February 21, 2024).

31.1	Rule 13a - 14 (a)/15(d) - 14(a) Certification of Michael R. Morrisett, Chief Executive Officer (submitted herewith).
31.2	Rule 13a - 14 (a)/15(d) - 14(a) Certification of Michael R. Morrisett, Chief Executive Officer (principal financial officer) (submitted herewith).

32.1	Section 1350 Certification of Michael R. Morrisett, Chief Executive Officer (submitted herewith).
32.2	Section 1350 Certification of Michael R. Morrisett, Chief Executive Officer (principal financial officer) (submitted herewith).
101	Financial Statements for Inline XBRL format (submitted herewith).

104	Cover Page Interactive Data File (embedded within Inline XBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Empire Petroleum Corporation

Date: May 15, 2024	By:	/s/ Michael R. Morrisett
Michael R. Morrisett
Chief Executive Officer and President
(Principal Executive Officer and Principal Financial Officer)

