Form 10-Q
period 2024-06-30
EMPIRE PETROLEUM CORP
filed 2024-08-14
CIK 887396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from: ____________to ____________

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

The number of shares of the registrant's common stock, $0.001 par value, outstanding as of the latest practicable date of August 9, 2024 was 31,381,647.

EMPIRE PETROLEUM CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

EMPIRE PETROLEUM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2024	2023
ASSETS
Current Assets:
Cash	$9,257,773	$7,792,508
Accounts Receivable	8,783,051	8,354,636
Derivative Instruments	—	406,806
Inventory	1,451,195	1,433,454
Prepaids	788,073	757,500
Total Current Assets	20,280,092	18,744,904

Property and Equipment:
Oil and Natural Gas Properties, Successful Efforts	123,509,574	93,509,803
Less: Accumulated Depreciation, Depletion and Impairment	(27,040,862)	(22,996,805)
Total Oil and Gas Properties, Net	96,468,712	70,512,998
Other Property and Equipment, Net	1,625,870	1,883,211
Total Property and Equipment, Net	98,094,582	72,396,209

Other Noncurrent Assets	1,570,531	1,474,503

Total Assets	$119,945,205	$92,615,616

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$13,641,835	$16,437,219
Accrued Expenses	8,105,002	7,075,302
Derivative Instruments	189,468	—
Current Portion of Lease Liability	425,528	432,822
Current Portion of Note Payable - Related Party (Note 8)	1,060,004	1,060,004
Current Portion of Long-Term Debt	339,825	44,225
Total Current Liabilities	23,761,662	25,049,572

Long-Term Debt	8,523,756	4,596,775
Long Term Lease Liability	338,953	544,382
Asset Retirement Obligations	28,649,500	27,468,427
Total Liabilities	61,273,871	57,659,156

Commitments and Contingencies (Note 15)

Stockholders' Equity:
Series A Preferred Stock - $.001 Par Value, 10,000,000 Shares Authorized, 6 and 6 Shares Issued and Outstanding, Respectively	—	—
Common Stock - $.001 Par Value, 190,000,000 Shares Authorized, 31,375,375 and 25,503,530 Shares Issued and Outstanding, Respectively	90,897	85,025
Additional Paid-in Capital	131,564,222	99,490,253
Accumulated Deficit	(72,983,785)	(64,618,818)
Total Stockholders' Equity	58,671,334	34,956,460

Total Liabilities and Stockholders' Equity	$119,945,205	$92,615,616

 See accompanying notes to condensed consolidated financial statements.

EMPIRE PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Oil Sales	$12,287,272	$9,147,611	$21,729,236	$18,086,326
Gas Sales	(115,833)	248,686	261,297	904,721
NGL Sales	617,029	362,181	1,033,240	867,135
Total Product Revenues	12,788,468	9,758,478	23,023,773	19,858,182
Other	11,227	18,361	21,313	37,725
Loss on Commodity Derivatives	(1,453)	(66,657)	(859,603)	(133,480)
Total Revenue	12,798,242	9,710,182	22,185,483	19,762,427

Costs and Expenses:
Lease Operating Expense	7,542,685	7,099,000	14,930,108	13,619,163
Production and Ad Valorem Taxes	1,065,718	721,275	1,899,165	1,479,389
Depletion, Depreciation & Amortization	2,676,981	711,042	4,167,111	1,333,531
Accretion of Asset Retirement Obligation	492,449	405,361	977,798	806,636
General and Administrative Expense:
General and Administrative Expense	2,354,080	1,894,204	5,233,117	4,917,483
Stock-Based Compensation	591,635	1,180,806	1,301,637	2,130,445
Total General and Administrative Expense	2,945,715	3,075,010	6,534,754	7,047,928

Total Costs and Expenses	14,723,548	12,011,688	28,508,936	24,286,647

Operating Income (Loss)	(1,925,306)	(2,301,506)	(6,323,453)	(4,524,220)

Other Income and (Expense):
Interest Expense	(735,220)	(184,887)	(1,050,269)	(422,186)
Other Income (Expense) (Note 8)	(1,729,245)	21,484	(991,245)	21,906
Income (Loss) Before Income Taxes	(4,389,771)	(2,464,909)	(8,364,967)	(4,924,500)

Income Tax (Provision) Benefit	—	—	—	—

Net Income (Loss)	$(4,389,771)	$(2,464,909)	$(8,364,967)	$(4,924,500)

Net Income (Loss) per Common Share:
Basic	$(0.15)	$(0.11)	$(0.30)	$(0.22)
Diluted	$(0.15)	$(0.11)	$(0.30)	$(0.22)
Weighted Average Number of Common Shares Outstanding:
Basic	29,839,853	22,105,704	27,752,816	22,101,264
Diluted	29,839,853	22,105,704	27,752,816	22,101,264

See accompanying notes to condensed consolidated financial statements.

EMPIRE PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Three and Six Months Ended June 30, 2024 and 2023

(Unaudited)

					Additional
	Common Stock		Preferred Stock		Paid-In	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total

Balances, December 31, 2023	25,503,530	$85,025	6	$—	$99,490,253	$(64,618,818)	$34,956,460

Net Loss	—	—	—	—	—	(3,975,196)	(3,975,196)

Stock-Based Compensation	120,144	120	—	—	709,882	—	710,002

Balances, March 31, 2024	25,623,674	$85,145	6	$—	$100,200,135	$(68,594,014)	$31,691,266

Net Loss	—	—	—	—	—	(4,389,771)	(4,389,771)

Rights Offering (Note 10)	4,132,232	4,132	—	—	20,507,397	—	20,511,529

Conversion of Related-Party Note (Note 8)	800,000	800	—	—	6,160,102	—	6,160,902

Partial Conversion of Option to Purchase (Note 3)	600,000	600	—	—	3,155,400	—	3,156,000

Warrants Exercised (Note 10)	128,800	129	—	—	949,642	—	949,771

Stock-Based Compensation	90,669	91	—	—	591,546	—	591,637

Balances, June 30, 2024	31,375,375	90,897	6	—	$131,564,222	(72,983,785)	58,671,334

					Additional
	Common Stock		Preferred Stock		Paid-In	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total

Balances, December 31, 2022	22,093,503	$81,615	6	$—	$75,303,479	$(52,149,213)	$23,235,881

Net Loss	—	—	—	—	—	(2,459,591)	(2,459,591)

Impact of Former CEO settlement	—	—	—	—	(2,126,131)	—	(2,126,131)

Stock-Based Compensation	11,089	11	—	—	949,628	—	949,639

Balances, March 31, 2023	22,104,592	$81,626	6	$—	$74,126,976	$(54,608,804)	$19,599,798

Net Loss	—	—	—	—	—	(2,464,909)	(2,464,909)

Stock-Based Compensation	20,000	20	—	—	1,180,786	—	1,180,806

Balances, June 30, 2023	22,124,592	81,646	6	—	75,307,762	(57,073,713)	18,315,695

See accompanying notes to condensed consolidated financial statements.

EMPIRE PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2024	2023
Cash Flows From Operating Activities:
Net Income (Loss)	$(8,364,967)	$(4,924,500)

Adjustments to Reconcile Net Income (Loss) to Net Cash
Provided By Operating Activities:
Stock-Based Compensation	1,301,637	2,130,445
Amortization of Right of Use Assets	271,467	163,785
Depreciation, Depletion and Amortization	4,167,111	1,333,531
Accretion of Asset Retirement Obligation	977,798	806,636
Loss on Commodity Derivatives	859,603	133,480
Settlement on or Purchases of Commodity Derivative Instruments	(263,330)	(41,187)
Loss on Financial Derivatives (Note 8)	998,000	—
Amortization of Debt Discount on Convertible Notes	500,382	—
Gain on extinguishment of debt	(16,611)	—
Change in Operating Assets and Liabilities:
Accounts Receivable	(630,061)	(2,039,189)
Inventory, Oil in Tanks	(17,741)	(265,802)
Prepaids, Current	460,201	708,549
Accounts Payable	1,854,786	(1,697,939)
Accrued Expenses	1,029,700	(3,642,305)
Other Long-Term Assets and Liabilities	(1,021,396)	(650,134)
Net Cash Provided By (Used In) Operating Activities	2,106,579	(7,984,630)

Cash Flows From Investing Activities:
Deposit for Acquistion of Oil and Natural Gas Properties	—	(670,000)
Additions to Oil and Natural Gas Properties (a)	(30,143,188)	(3,127,847)
Purchase of Other Fixed Assets	(119,891)	(153,036)
Cash Paid for Right of Use Assets	(250,475)	(204,105)
Sinking Fund Deposit	—	2,779,000
Net Cash Provided By (Used In) Investing Activities	(30,513,554)	(1,375,988)

Cash Flows From Financing Activities:
Borrowings on Credit Facility	3,950,000	—
Proceeds from Promissory Note - Related Party (Note 8)	5,000,000	—
Proceeds from Rights Offering (Net of Transaction Costs) (Note 10)	20,511,529	—
Principal Payments of Debt	(218,192)	(1,288,974)
Net Proceeds from Warrant Exercise (Note 10)	628,903	—
Net Cash Provided By (Used In) Financing Activities	29,872,240	(1,288,974)

Net Change in Cash	1,465,265	(10,649,592)

Cash - Beginning of Period	7,792,508	11,944,442

Cash - End of Period	$9,257,773	$1,294,850

Supplemental Cash Flow Information:
Cash Paid for Interest	$436,616	$272,471

________

(a)	Incurred capital expenditures were $25,493,019 and $3,696,486 for the respective periods. The differences between incurred and cash capital expenditures is primarily due to changes in related accounts payable.

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

Liquidity and Going Concern

The Company determined that it was not in compliance with the current ratio covenant contained in its revolving line of credit agreement as of June 30, 2024 (see Note 8). Upon discovering this issue, the Company notified the lender to request a waiver. The noncompliance is due to a higher level of payables related to the capital spending program in North Dakota. On August 12, 2024, the Company obtained a compliance waiver from the lender for June 30, 2024. The Company will require funds to be in compliance with debt covenants and satisfy the payables discussed above which are greater than estimated cash flows from operations over the next 12 months.

The Company has initiated a plan to raise additional funds for the payables discussed above as well as the additional capital spending in 2024 in an anticipated form of either a subscription rights equity offering, related party warrants, or a related party note payable that may or may not have conversion rights into shares of common stock of the Company. These fundraising forms are supported through committed financial support from Phil Mulacek and Energy Evolution Master Fund, Ltd ("Energy Evolution"), both related parties of the Company (see Note 14) and our largest stockholders collectively holding 51% of the common shares outstanding. Mr. Mulacek and Energy Evolution have indicated and are willing and able to provide these additional funds, if required, for the Company to continue to meet its obligations over the next 12 months.

Management has considered these plans, including if they are within the control of the Company, in evaluating ASC 205-40, Presentation of Financial Statements-Going Concern. Management believes the above actions are sufficient to allow the Company to meet its obligations as they become due for a period of at least 12 months from the issuance of these financial statements. Management believes that its plans, and support from the existing related-party stockholders discussed above, is probable and has alleviated the substantial doubt regarding the Company's ability to continue as a going concern.

Note 2 – Summary of Significant Accounting Policies

Significant Accounting Policies

During the six months ended June 30, 2024, the Company added one significant accounting policy and estimate relating to convertible debt and derivative liability. Besides this, there have been no material changes to significant accounting policies and estimates from the information provided in the Form 10-K for the year ended December 31, 2023.

Convertible Debt and Derivative Liability

In connection with the Company’s issuance of a Promissory Note in the first quarter of 2024, the Company bifurcated the embedded conversion option, and recorded the embedded conversion option as a long-term derivative liability in the Company’s Condensed Consolidated Balance Sheet in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging. The convertible debt and the derivative liability associated with the Promissory Note were presented on the Condensed Consolidated Balance Sheet as the Long-Term Note Payable – Related Party and long-term Derivative Instruments. The convertible debt was carried at amortized cost. The derivative liability was remeasured at each reporting period using a binomial lattice model with changes in fair value recorded in the Condensed Consolidated Statements of Operations in Other Income (Expense). The conversion option related to the Promissory Note was exercised in the second quarter of 2024. See Note 8 for further details.

Fair Value Measurements

FASB ASC Topic 820, Fair Value Measurement (ASC Topic 820), defines fair value, establishes a consistent framework for measuring fair value and establishes a fair value hierarchy based on the observability of inputs used to measure fair value.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve a degree of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instrument’s complexity. The Company reflects transfers between the three levels at the beginning of the reporting period in which the availability of observable inputs no longer justifies classification in the original level. There were no transfers between fair value hierarchy levels for the period ended June 30, 2024.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis - The Company uses a binomial lattice valuation model to value Level 3 derivative liabilities at inception and on subsequent valuation dates. This model incorporates transaction details such as the Company’s stock price, contractual terms of the Promissory Note, and unobservable inputs classified as Level 3 including risk-free rate and expected volatility. As of the conversion option exercise date of May 24, 2024, these unobservable inputs were 5.0% and 46.9%, respectively.

Fair Value on a Nonrecurring Basis

The Company applies the provisions of fair value measurement on a non-recurring basis to its non-financial assets and liabilities, including oil and gas properties and asset retirement obligations. These assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments if events or changes in certain circumstances indicate that adjustments may be necessary. No triggering events that require assessment of such items were observed during the six months ended June 30, 2024.

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

Proved oil and natural gas properties are reviewed for impairment at least annually, or as indicators of impairment arise. There have been no indicators of impairment during the six months ended June 30, 2024.

Aggregate capitalized costs of oil and natural gas properties are as follows:

	June 30, 2024	December 31, 2023
Proved properties	$119,421,112	$75,346,623
Unproved properties	3,820,480	3,245,431
Work in process	267,982	14,917,749
Gross capitalized costs	123,509,574	93,509,803

Depreciation, depletion, amortization and impairment	(27,040,862)	(22,996,805)
Total oil and gas properties, net	$96,468,712	$70,512,998

Depletion and amortization expense related to oil and gas properties for the three months ended June 30, 2024 and 2023 was approximately $2,613,000 and $657,000, respectively. Depletion and amortization expense related to oil and gas properties for the six months ended June 30, 2024 and 2023 was approximately $4,044,000 and $1,221,000, respectively.

The Company has completed eight wells in North Dakota related to our Starbuck Drilling program during the first half of 2024.

On April 9, 2024, the Company partially exercised a purchase option originally issued on August 9, 2023 (the “Purchase Option”) to acquire additional working interests in certain of the Company’s New Mexico properties from Energy Evolution, a related party. The additional assets acquired represent approximately 60% of the total assets collectively acquired by the Company and Energy Evolution in the third quarter of 2023 (the “Option Assets”). As consideration, upon closing of the partial exercise of the Purchase Option, the Company issued Energy Evolution 600,000 shares of common stock of the Company based on an agreed upon price of $5.00 per share for an aggregate agreed upon value of $3,000,000 which was 60% of the purchase price of $5,000,000 under the Purchase Option. Pursuant to the remaining unexercised portion of the Purchase Option, the Company had the right to extend the initial one-year Purchase Option period for two successive one-year periods by agreeing to issue additional shares of common stock prior to the end of the one-year period then in effect. On August 8, 2024, the Company successfully extended the Purchase Option with the issuance of 16,800 shares of common stock to Energy Evolution, and as such, the Company has the right to acquire the remaining Option Assets for an exercise price of $2,000,000, subject to certain adjustments and payable in cash, unless the parties agree that some or all may be paid by issuance of common stock to Energy Evolution. The Purchase Option now expires on August 9, 2026.

Other property and equipment consists of operating lease assets, vehicles, office furniture, and equipment with lives ranging from three to five years. The capitalized costs of other property and equipment are as follows:

	June 30, 2024	December 31, 2023
Other property and equipment, at cost	$3,117,909	$2,998,018
Less: Accumulated depreciation	(1,492,039)	(1,114,807)
Other property and equipment, net	$1,625,870	$1,883,211

Depreciation expense related to other property and equipment for the three months ended June 30, 2024 and 2023 was approximately $64,000 and $54,000, respectively. Depreciation expense related to other property and equipment for the six months ended June 30, 2024 and 2023 was approximately $123,000 and $113,000, respectively.

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

The Company’s asset retirement obligation activity is as follows:

	For the Six Months Ended June 30,
	2024	2023
Asset retirement obligations, beginning of period	$28,168,427	$25,000,740
Additions	788,473	—
Liabilities settled	(585,198)	(656,249)
Revisions	—	2,303,939
Accretion expense	977,798	806,636
Asset retirement obligation, end of period	$29,349,500	$27,455,066
Less current portion included in Accrued Expenses	700,000	—
Asset retirement obligation, long-term	$28,649,500	$27,455,066

The additions in 2024 primarily relate to the completion of new wells as part of the Company’s North Dakota Starbuck Drilling Program and additional working interest acquired in New Mexico (see Note 3).

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

The following table summarizes the net realized and unrealized losses reported in earnings related to the commodity derivative instruments for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Loss on Derivatives:
Oil derivatives (a)	$(1,453)	$(66,657)	$(859,603)	$(133,480)

 ________

(a)	Includes $251,177 of unrealized derivative gain and $66,657 of unrealized derivative losses for the three months ended June 30, 2024 and 2023, respectively, and includes $596,273 and $92,293 of unrealized derivative losses for six months ended June 30, 2024 and 2023, respectively.

The following represents the Company’s net settlements related to derivatives for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Oil derivatives	$(252,630)	$—	$(263,330)	$(41,187)

The following table sets forth the Company’s outstanding derivative contracts at June 30, 2024:

	3rd Quarter 2024	4th Quarter 2024

WTI Fixed-Price Swaps:
Quarterly volume (MBbls)	30.00	30.00
Weighted-average fixed price (Bbl)	$77.02	$75.57

Note 6 – Accounts Receivable

The following table represents the Company’s accounts receivable as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023

Oil, Gas and NGL Receivables	$3,572,430	$2,784,745
Joint Interest Billings	5,066,830	5,444,331
Other	143,791	125,560
Total Accounts Receivable	$8,783,051	$8,354,636

Note 7 – Accrued Expenses

The following table represents the Company’s accrued expenses as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023

Accrued and suspended third-party revenue	$5,340,541	$4,049,984
Accrued salaries and payroll taxes	678,678	1,059,295
Accrued production taxes	1,016,238	829,226
Other	1,069,545	1,136,797
	$8,105,002	$7,075,302

Note 8 – Debt Including Debt with Related Parties

The following table represents the Company’s outstanding debt as of June 30, 2024 and December 31, 2023:

	As of June 30, 2024	As of December 31, 2023

Equity Bank Credit Facility	$8,442,484	$4,492,484

Note Payable – Related Party	1,060,004	1,060,004

Equipment and vehicle notes, 0.00% to 9.00% interest rates, due in 2025 to 2028 with monthly payments ranging from $900 to $1,400 per month	126,632	148,516

Note Payable to insurance provider, bears 7.29% interest, matures January 2025, monthly payments of principal and interest of $51,067	294,465	—

Total Debt	9,923,585	5,701,004
Less: Current Maturities	(339,825)	(44,225)
Less: Note Payable – Related Party	(1,060,004)	(1,060,004)
Long-Term debt	$8,523,756	$4,596,775

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

The Credit Facility requires Borrowers to, commencing as of the fiscal quarter ended December 31, 2023, maintain (a) a current ratio of 1.0 to 1.0 or more and (b) a ratio of funded debt to EBITDAX, calculated quarterly and annually based on a trailing twelve-month basis, of no more than 3.50 to 1.00. The Company was not in compliance with the current ratio covenant as of June 30, 2024, however the Company received a compliance waiver from the lender for June 30, 2024.

Promissory Note – Related Party

On February 16, 2024, the Company issued a Promissory Note in the aggregate principal amount of $5,000,000 (the "Note”) to Energy Evolution. Energy Evolution advanced the Company $5,000,000 under the Note. The proceeds of the Note were used by the Company to fund, in part, its ongoing oil and gas drilling program and for working capital purposes.

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

The Company determined that an embedded conversion feature included in the Note required bifurcation from the host contract that is recognized as a separate derivative liability carried at fair value. The estimated fair value of the derivative liability, which represents a Level 3 valuation, was $1,292,000 as of March 31, 2024 and was determined using a binomial lattice model using certain assumptions and inputs discussed in Note 2. Accordingly, the Company recognized a gain on the fair value adjustment of the derivative liability in the amount of approximately $738,000 in Other Income (Expense) in the Condensed Consolidated Statements of Operations for the quarter ended March 31, 2024. The conversion option was exercised by Energy Evolution on May 24, 2024, and the fair value of the derivative was revalued as of that date resulting in a loss of $1,736,000 in the second quarter of 2024. All of the other embedded features of the Note were clearly and closely related to the debt host and did not require bifurcation as a derivative liability.

On May 24, 2024, Energy Evolution elected to convert the Note to shares of common stock of the Company and received 800,000 shares under the terms of the Note.

Note Payable – Related Party

In August 2020, the Company, through its wholly owned subsidiary, Empire Texas, entered into a joint development agreement (the "JDA”) with Petroleum & Independent Exploration, LLC and related entities ("PIE”), a related party (see Note 14), dated August 1, 2020. Under the terms of the JDA, PIE will perform recompletion or workover on specified mutually agreed upon wells ("Workover Wells”) owned by Empire Texas. Concurrent with the JDA with PIE, the Company entered into a term loan agreement dated August 1, 2020, whereby PIE will loan up to $2,000,000, at an interest rate of 6% per annum, maturing August 6, 2024 unless terminated earlier by PIE. The loan proceeds were used for recompletion or workover of certain designated wells. In addition, the Company assigned 85% working and revenue interest to PIE in the designated wells which will be applied to repayment of the loan. As of June 30, 2024, $1,060,004 has been advanced from the PIE loan.

On July 31, 2024, PIE, Empire Texas, and the Company entered into a note repayment and loan termination agreement providing for the payment in full of the remaining outstanding amount of the $1,060,004 PIE loan and extending the loan maturity date to December 31, 2024 unless terminated earlier by PIE. As payment in full, the Company will issue PIE 205,427 shares of common stock of the Company following the approval of a supplemental listing application by the NYSE American stock exchange.

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

Right-of-use lease expense was approximately $271,000 and $164,000 for the six months ended June 30, 2024 and 2023, respectively. Cash paid for right-of-use leases was approximately $250,000 and $164,000 for the same periods.

Supplemental balance sheet information related to the right-of-use leases is as follows:

	June 30, 2024	December 31, 2023

Net operating lease asset (included in Other Property and Equivpment)	$840,309	$1,077,031

Current portion of lease liability	$425,528	$432,822
Long-term lease liability	338,953	544,382
Total right-of-use lease liabilities	$764,481	$977,204

The weighted-average remaining term for the Company’s right-of-use leases is 1.8 years. The weighted-average discount rate was 8.44% for the second quarter of 2024.

Maturities of lease liabilities are as follows as of June 30, 2024:

Year 1	$472,636
Year 2	315,124
Year 3	39,996
Year 4	—
Year 5	—
Total lease payments	827,756
Less imputed interest	(63,275)
Total lease obligation	$764,481

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
14

On May 29, 2024, the Company issued Energy Evolution a warrant certificate granting them the right to purchase 128,800 shares of common stock of the Company at $5.00 per share. On June 28, 2024, Energy Evolution exercised the warrants and received 128,800 shares in exchange for $644,000.

Earnings Per Share

The computation of diluted shares outstanding for the three and six months ended June 30, 2024 excluded 1,086,673 and 1,078,029 shares, respectively, related to stock options, warrants, outstanding RSUs, and convertible debt as their effect would have been anti-dilutive. The computation of diluted shares outstanding for the three and six months ended June 30, 2023 excluded 2,102,635 and 2,153,158 shares, respectively, related to stock options, warrants, and outstanding RSUs, as their effect would have been anti-dilutive.

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

The following summary reflects nonvested restricted stock unit activity and related information for the six months ended June 30, 2024.

		Weighted Average
	RSUs	Fair Value (a)

Outstanding, December 31, 2023	204,817	$10.61
Granted	36,060	5.18
Vested	(104,874)	11.71
Forfeited	(22,500)	11.05
Outstanding, June 30, 2024	113,503	$7.79

(a) Shares are valued at the grant-date market price.

The following summary reflects stock option activity and related information:

		Weighted Average
	Options	Exercise Price

Outstanding, December 31, 2023	2,065,381	$4.89
Granted	—	—
Exercised	(184,100)	1.35
Cancelled	—	—
Outstanding, June 30, 2024	1,881,281	$5.23

The following table summarizes information about stock options outstanding as of June 30, 2024.

Range of	Options	Weighted Average	Weighted	Options	Weighted
Exercise	Outstanding	Remaining	Average	Exercisable	Average
Prices	at 6/30/24	Contractual Life	Exercise Price	at 6/30/24	Exercise Price

$1.32 to $12.36	1,881,281	4.35 years	$5.23	1,620,860	$4.25

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

Note 13 – Income Taxes

For all periods presented, the Company’s effective tax rate is 0%. Other than the full year of 2022, the Company has generated net operating losses since inception, which would normally reflect a tax benefit in the Condensed Consolidated Statement of Operations and a deferred asset on the Condensed Consolidated Balance Sheet. However, because of the current uncertainty as to the Company’s ability to achieve sustained profitability, a valuation reserve has been established that offsets the amount of any tax benefit available for each period presented in the Condensed Consolidated Statements of Operations. The following table presents a reconciliation of its effective income tax rate to the U.S. statutory income tax rate for the three and six months ended June 30, 2024 and 2023.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2024		2023		2024		2023
	$	%	$	%	$	%	$	%

Provision (benefit) at statutory rate	(921,852)	21.0%	(517,631)	21.0%	(1,756,643)	21.0%	(1,034,145)	21.0%
State Taxes (net of federal impact)	(210,849)	4.8%	(118,589)	4.8%	(401,786)	4.8%	(236,923)	4.8%
Nondeductible Expenses	3,123	-0.1%	1,972	-0.1%	9,524	-0.1%	3,940	-0.1%
Stock Options Exercised	(26,831)	0.6%	—	0.0%	(130,627)	1.6%	—	0.0%
Valuation Allowance	1,156,409	-26.3%	634,248	-25.7%	2,279,532	-27.3%	1,267,128	-25.7%
Income tax provision (benefit)	—	0.0%	—	0.0%	—	0.0%	—	0.0%

Note 14 – Related Party Transactions

Energy Evolution is a related party of the Company as it beneficially owns approximately 31.6% of the Company’s outstanding shares of common stock as of June 30, 2024. Additionally, a board member of Energy Evolution was appointed to the Company’s board in October 2021. This board member separately beneficially owns approximately 19.9% of the Company’s outstanding shares of common stock as of June 30, 2024. The board member also is a majority owner of PIE. In October 2021 another Energy Evolution member was appointed to the Company’s board of directors.

The Company has a JDA with PIE to perform completions or workovers on specified mutually agreed upon wells. As of June 30, 2024, the Company has incurred obligations of approximately $1.1 million as a part of the JDA. In July 2024, the Company agreed to issue PIE 205,427 shares of common stock of the Company as payment in full for this outstanding note balance (see Note 8).

On February 16, 2024, the Company issued the Note to Energy Evolution. Energy Evolution advanced the Company $5,000,000 under the Note in the first quarter of 2024. On May 24, 2024, Energy Evolution elected to convert the Note to shares of common stock of the Company and received 800,000 shares under the terms of the Note (see Note 8).

The Company elected to partially exercise a Purchase Option in the second quarter of 2024 and acquired 60% of certain New Mexico interests from Energy Evolution. See Note 3 for additional information.

On June 28, 2024, Energy Evolution exercised warrants of the Company and received 128,800 shares in exchange for $644,000. See Note 10 for additional information.

Accounts Receivable on the Condensed Consolidated Balance Sheet includes approximately $1,080,000 receivable from Energy Evolution. Accrued Expenses includes approximately $121,000 of revenue payable to Energy Evolution.

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

Agreed Compliance Order

In January 2024, the Company deposited $1 million into an escrow account in accordance with an Agreed Compliance Order (“ACO”) with the New Mexico Oil Conservation Division (“OCD”) for compliance work on certain inactive wells in New Mexico. Under the terms of the ACO, the escrow funds will be returned to the Company at a rate of $10,000 for each well as the compliance work is completed. As of June 30, 2024, all work has been completed, and the remaining escrow balance receivable of $450,000 is included in Other Noncurrent Assets in the Condensed Consolidated Balance Sheet. The Company received $250,000 of the outstanding escrow funds in July 2024 and expects to receive the remaining $200,000 later in the third quarter of 2024.

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

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to use judgment to make estimates and assumptions that affect certain amounts reported in the consolidated financial statements. As additional information becomes available, these estimates and assumptions are subject to change and thus impact amounts reported in the future. Critical accounting policies are those accounting policies that involve judgment and uncertainties affecting the application of those policies and the likelihood that materially different amounts would be reported under different conditions or using differing assumptions. Management periodically updates the estimates used in the preparation of the financial statements based on management’s latest assessment of the current and projected business and general economic environment. There have been no significant changes to the Company’s critical accounting policies during the six months ended June 30, 2024.

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

Liquidity

As noted below, our working capital is negative as of June 30, 2024 and is primarily a result of a higher level of payables related to capital spending in North Dakota. In addition, the Company was not in compliance with the current ratio covenant under its Credit Facility as of June 30, 2024; however, the Company obtained a compliance waiver from the lender for June 30, 2024. As of June 30, 2024, we had approximately $9 million in cash on hand and approximately $0.7 million available on the Credit Facility. For additional information regarding the Credit Facility, see Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements presented elsewhere in this document. The Company will require additional funds to be in compliance with debt covenants and satisfy the payables discussed above which are greater than estimated cash flows from operations over the next 12 months. Management is initiating plans to raise the necessary funds for the capital spending program. Phil Mulacek and Energy Evolution Master Fund, Ltd, both related parties of the Company and largest shareholders collectively owning 51% of the common shares outstanding, have indicated that they intend to participate in management's plans to raise these additional funds. See Note 1 - Liquidity and Going Concern of Notes to Unaudited Condensed Consolidated Financial Statements presented elsewhere in this document for further discussion of management's plans.

The Company expects to incur costs related to drilling activities in core areas as well as future oil and natural gas acquisitions in core areas. As of June 30, 2024, the Company has incurred approximately $34 million of cumulative costs related to the drilling program in the Starbuck field of North Dakota. It is expected that the Company will use a combination of debt or equity issuances, cash on hand, and cash flows from operations to fund capital programs, ongoing operations, and any potential acquisitions.

Working Capital

Working capital (presented below) increased by approximately $2.8 million between December 31, 2023 and June 30, 2024. This change was primarily due to a higher cash balance and lower accounts payable period over period following the closing of the Rights Offering (see Note 10).

	June 30,	December 31,
	2024	2023

Current Assets	$20,280,092	$18,744,904
Current Liabilities	23,761,662	25,049,572
Working Capital	$(3,481,570)	$(6,304,668)

Cash Flows

	Six Months Ended June 30,
Cash Flows Provided By (Used In):	2024	2023	Variance

Operating Activities	$2,106,579	$(7,984,630)	$10,091,209
Investing Activities	(30,513,554)	(1,375,988)	(29,137,566)
Financing Activities	29,872,240	(1,288,974)	31,161,214

Cash Flows from Operating Activities

The impact of higher oil production, higher commodity prices, and lower workover expenses in 2024 compared to 2023 contributed to the increase in cash flows from operating activities.

Cash Flows from Investing Activities

Cash flows from investing activities in the first half of 2024 include approximately $30 million of additions to oil and natural gas properties primarily due to the development of our operations in North Dakota.

Cash Flows from Financing Activities

Cash flow from financing activities in 2024 includes net proceeds from a Rights Offering of approximately $20.5 million (see Note 10). In addition, cash flows from financing activities in 2024 includes $5 million from a promissory note issued to the Company by a related party and approximately $4 million borrowed on the Company’s Credit Facility (see Note 8).

Capital Resources

Capital Expenditures

For the six months ended June 30, 2024, the Company incurred approximately $25 million of additions to oil and natural gas properties which primarily reflects continued drilling and completions activity in North Dakota.

Production and Operating Data

The following table sets forth a summary of the Company’s production and operating data for the three and six months ended June 30, 2024 and 2023. Because of normal production declines, increased or decreased production due to future acquisitions, divestitures, and development, and fluctuations in commodity prices, the historical information presented below should not be interpreted as being indicative of future results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Production and Operating Data:
Net Production Volumes:
Oil (Bbl)	160,283	128,413	291,043	248,670
Natural Gas (Mcf)	241,242	211,293	453,063	442,511
Natural Gas Liquids (Bbl)	39,612	30,678	74,397	70,434
Total (Boe)	240,102	194,306	440,951	392,856

Average Price per Unit:
Oil (Bbl)	$76.66	$71.24	$74.66	$72.73
Natural Gas (Mcf)	$(0.48)	$1.18	$0.58	$2.04
Natural Gas Liquids (Bbl)	$15.58	$11.81	$13.89	$12.31
Total (Boe)	$53.26	$50.22	$52.21	$50.55

Operating Costs and Expenses per Boe:
Lease Operating Expense	$31.41	$36.54	$33.86	$34.67
Production and Ad Valorem Taxes	$4.44	$3.71	$4.31	$3.77
Depreciation, Depletion, Amortization and Accretion	$13.20	$5.75	$11.67	$5.45
General and Administrative Expense:
General and Administrative Expense	$9.80	$9.75	$11.87	$12.52
Stock-Based Compensation	$2.46	$6.08	$2.95	$5.42
Total General and Administrative Expense	$12.27	$15.83	$14.82	$17.94

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

Three Months Ended June 30, 2024 and 2023

Results of Operations

The following table reflects the Company’s summary operating information. Because of normal production declines, increased or decreased drilling activity and the effects of acquisitions, the historical information presented below should not be interpreted as indicative of future results.

	Three Months Ended June 30,
	2024	2023	Variance	Variance %

Oil Revenues	$12,287,272	$9,147,611	$3,139,661	34%
Natural Gas Revenues	(115,833)	248,686	(364,519)	-147%
NGL Revenues	617,029	362,181	254,848	70%
Total Product Revenues	12,788,468	9,758,478

Lease Operating Expense (Including Workovers)	7,542,685	7,099,000	443,685	6%
Production and Ad Valorem Taxes	1,065,718	721,275	344,443	48%
Depreciation, Depletion, Amortization and Accretion	3,169,430	1,116,403	2,053,027	184%
General and Administrative Expense:
General and Administrative Expense	2,354,080	1,894,204	459,876	24%
Stock-based Compensation	591,635	1,180,806	(589,171)	-50%
Total General and Administrative Expense	2,945,715	3,075,010	(129,295)	-4%

Interest Expense	735,220	184,887	550,333	NM

Operating Income (Loss)	(1,925,306)	(2,301,506)	376,200	-16%
Net Income (Loss)	(4,389,771)	(2,464,909)	(1,924,862)	78%

NM: A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change that is greater than 200.

Revenues

Revenues for the three months ended June 30, 2024 increased compared to the prior year primarily due to higher oil sales volumes, higher realized oil prices and higher NGL prices.

Net oil sales volumes were approximately 160,000 Bbls for the three months ended June 30, 2024, an increase of approximately 25% over the same period in the prior year. Oil volumes in second-quarter 2024 increased primarily due to new wells completed in North Dakota during the period as well as the acquisition of additional working interest in New Mexico.

Realized oil prices for the three months ended June 30, 2024 were approximately $76.66 per barrel, while realized prices for the same period in the prior year were approximately $71.24 per barrel, an increase in price of approximately 8%.

Realized natural gas prices for the three months ended June 30, 2024 were approximately $(.48) per mcf, while realized prices for the same period in the prior year were approximately $1.18 per mcf. This is primarily due to the depressed natural gas prices in the second quarter of 2024 in New Mexico leading to below zero prices as deductions exceeded the natural gas prices.

Realized NGL prices for the three months ended June 30, 2024 were approximately $15.58 per barrel, while realized prices for the same period in the prior year were approximately $11.81 per barrel, an increase in price of approximately 32%.

Lease Operating Expense and Production Taxes

Lease operating expense was higher in second-quarter 2024 compared to 2023 primarily associated with an increase in production, partially offset by lower workover costs. Lease operating expense includes approximately $1.6 million of workover expense for the three months ended June 30, 2024 as compared to $2.9 million for the same period in 2023. The higher workover expense in 2023 was primarily in New Mexico as the Company continued to work over wells in the region to enhance production.

Production taxes were higher for the second quarter 2024 compared to 2023 as a result of the higher product revenues discussed above.

Depreciation, Depletion, Amortization and Accretion

The higher DD&A for the second quarter of 2024 is due in part to the increase in production, the acquisition of additional working interest as well as the impact of the capitalized costs associated with the new drilling activity in North Dakota.

General and Administrative Expense

General and administrative expense, excluding stock-based compensation, increased in the second quarter of 2024 compared to 2023 primarily due to an increase in salaries and benefits period over period associated with an increase in employee headcount.

Stock-based Compensation

The Company utilizes stock-based compensation to compensate the Board, members of management, and retain talented personnel. The Company anticipates stock-based compensation to continue to be utilized in 2024 and beyond to attract and retain talented personnel and compensate Board members and consultants.

Interest Expense

Interest expense increased in the second quarter of 2024 compared to the same period in 2023 primarily due to higher cash interest expense and the amortization of the debt discount both associated with the Promissory Note that was issued in 2024 (see Note 8).

Six Months Ended June 30, 2024 and 2023

Results of Operations

The following table reflects the Company’s summary operating information. Because of normal production declines, increased or decreased drilling activity and the effects of acquisitions, the historical information presented below should not be interpreted as indicative of future results.

	Six Months Ended June 30,
	2024	2023	Variance	Variance %

Oil Revenues	$21,729,236	$18,086,326	$3,642,910	20%
Natural Gas Revenues	261,297	904,721	(643,424)	-71%
NGL Revenues	1,033,240	867,135	166,105	19%
Total Product Revenues	23,023,773	19,858,182

Lease Operating Expense (Including Workovers)	14,930,108	13,619,163	1,310,945	10%
Production and Ad Valorem Taxes	1,899,165	1,479,389	419,776	28%
Depreciation, Depletion, Amortization and Accretion	5,144,909	2,140,167	3,004,742	140%
General and Administrative Expense:
General and Administrative Expense	5,233,117	4,917,483	315,634	6%
Stock-based Compensation	1,301,637	2,130,445	(828,808)	-39%
Total General and Administrative Expense	6,534,754	7,047,928	(513,174)	-7%

Interest Expense	1,050,269	422,186	628,083	149%

Operating Income (Loss)	(6,323,453)	(4,524,220)	(1,799,233)	40%
Net Income (Loss)	(8,364,967)	(4,924,500)	(3,440,467)	70%

Revenues

Revenues for the six months ended June 30, 2024 increased compared to the prior year primarily due to higher oil sales volumes and higher realized oil prices.

Net oil sales volumes were approximately 291,000 Bbls for the six months ended June 30, 2024, an increase of approximately 17% over the same period in the prior year. Oil volumes in 2024 increased primarily due to new wells completed in North Dakota during the period as well as the acquisition of additional working interest in New Mexico.

Realized oil prices for the six months ended June 30, 2024, were approximately $74.66 per barrel, while realized prices for the same period in the prior year were approximately $72.73, an increase in price of approximately 3%.

Realized natural gas prices for the six months ended June 30, 2024, were approximately $.58 per mcf, while realized prices for the same period in the prior year were approximately $2.04, a decrease in price of approximately 72%. The lower prices in 2024 are primarily due to depressed natural gas prices in New Mexico during the period.

Realized NGL prices for the six months ended June 30, 2024, were approximately $13.89 per barrel, while realized prices for the same period in the prior year were approximately $12.31 per barrel, an increase in price of approximately 13%.

Lease Operating Expense and Production Taxes

Lease operating expense was higher in 2024 primarily associated with an increase in production, partially offset by lower workover expenses year over year. Lease operating expense includes approximately $3.6 million of workover expense for the six months ended June 30, 2024 as compared to $5.7 million for the same period in 2023. The higher workover expense in 2023 was primarily in New Mexico as the Company continued to work over wells in the region to enhance production.

Production taxes were higher for the first half of 2024 compared to 2023 as a result of the higher product revenues discussed above.

Depreciation, Depletion, Amortization and Accretion

The higher DD&A in 2024 is due in part to the increase in production, the acquisition of additional working interest as well as the impact of the capitalized costs associated with the new drilling activity in North Dakota.

General and Administrative Expense

General and administrative expense, excluding stock-based compensation, increased in 2024 compared to 2023 primarily due to an increase in salaries and benefits period over period associated with an increase in employee headcount.

Stock-based Compensation

The Company utilizes stock-based compensation to compensate members of the Board, management, and retain talented personnel. The Company anticipates stock-based compensation to continue to be utilized in 2024 and beyond to attract and retain talented personnel and compensate Board members and consultants. The decrease year over year is primarily due to Board awards in 2023.

Interest Expense

Interest expense increased in 2024 compared to the same period in 2023 primarily due to higher cash interest expense and the amortization of the debt discount both associated with the Promissory Note that was issued in 2024 (see Note 8).

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

Changes in Internal Control Over Financial Reporting

While we continue to implement design enhancements to our internal control procedures, there were no changes to our internal control over financial reporting during the three months ended June 30, 2024, which were identified in connection with the evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  It is management’s expectation that the Company will implement enhanced controls throughout 2024 with additional controls implemented as they are identified by management. Management will continue to diligently and rigorously review the financial reporting controls and procedures on an ongoing basis.

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

The Company was not informed by any of its directors or Section 16 officers of the adoption or termination of a "Rule 10b5-1 trading arrangement” or "non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K, during the second quarter of 2024.

Item 6.	Exhibits

4

Common Share Warrant Certificate No. Energy Evolution – 2 dated May 31, 2024 (incorporated herein by reference to Exhibit 4 to the Company’s Form 8-K dated May 24, 2024, which was filed on May 31, 2024).

10.1	Empire Petroleum Corporation 2024 Stock and Incentive Compensation Plan (incorporated herein by reference to Annex A to the Company’s Proxy Statement on Schedule 14A filed on April 29, 2024).
10.2

Note Repayment and Loan Termination Agreement dated as of July 31, 2024 by and among Petroleum Independent & Exploration, LLC, Empire Texas LLC and Empire Petroleum Corporation (incorporated herein by reference to Exhibit 10 to the Company’s Form 8-K dated July 31, 2024, which was filed on August 6, 2024).

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

Empire Petroleum Corporation

Date: August 14, 2024	By:	/s/ Michael R. Morrisett
Michael R. Morrisett
Chief Executive Officer and President
(Principal Executive Officer and Principal Financial Officer)

