Form 10-Q
period 2024-09-30
EMPIRE PETROLEUM CORP
filed 2024-11-13
CIK 887396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from: ____________to ____________

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

(Former name, former address and former fiscal year, if changed since last report)

_________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock $0.001 par value	EP	NYSE American

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

The number of shares of the registrant's common stock, $0.001 par value, outstanding as of the latest practicable date of November 12, 2024 was 33,632,132.

EMPIRE PETROLEUM CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EMPIRE PETROLEUM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2024	2023
ASSETS
Current Assets:
Cash	$3,149,716	$7,792,508
Accounts Receivable	6,505,741	8,354,636
Derivative Instruments	—	406,806
Inventory	1,499,206	1,433,454
Prepaids	576,340	757,500
Total Current Assets	11,731,003	18,744,904

Property and Equipment:
Oil and Natural Gas Properties, Successful Efforts	136,391,055	93,509,803
Less: Accumulated Depreciation, Depletion and Impairment	(29,561,539)	(22,996,805)
Total Oil and Gas Properties, Net	106,829,516	70,512,998
Other Property and Equipment, Net	1,436,491	1,883,211
Total Property and Equipment, Net	108,266,007	72,396,209

Other Noncurrent Assets	1,245,519	1,474,503

Total Assets	$121,242,529	$92,615,616

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$18,238,400	$16,437,219
Accrued Expenses	8,146,457	7,075,302
Current Portion of Lease Liability	415,850	432,822
Current Portion of Note Payable - Related Party (Note 8)	—	1,060,004
Current Portion of Long-Term Debt	193,178	44,225
Total Current Liabilities	26,993,885	25,049,572

Long-Term Debt	8,512,020	4,596,775
Long Term Lease Liability	238,674	544,382
Asset Retirement Obligations	28,968,173	27,468,427
Total Liabilities	64,712,752	57,659,156

Commitments and Contingencies (Note 15)

Stockholders' Equity:
Series A Preferred Stock - $0.001 Par Value, 10,000,000 Shares Authorized, 6 and 6 Shares Issued and Outstanding, Respectively	—	—
Common Stock - $0.001 Par Value, 190,000,000 Shares Authorized, 31,656,934 and 25,503,530 Shares Issued and Outstanding, Respectively	91,179	85,025
Additional Paid-in Capital	133,061,997	99,490,253
Accumulated Deficit	(76,623,399)	(64,618,818)
Total Stockholders' Equity	56,529,777	34,956,460

Total Liabilities and Stockholders' Equity	$121,242,529	$92,615,616

 See accompanying notes to unaudited interim condensed consolidated financial statements.

EMPIRE PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Oil Sales	$10,341,280	$9,492,127	$32,070,516	$27,578,453
Gas Sales	8,547	411,217	269,844	1,315,938
NGL Sales	541,755	411,624	1,574,995	1,278,759
Total Product Revenues	10,891,582	10,314,968	33,915,355	30,173,150
Other	15,269	17,050	36,582	54,775
Gain (Loss) on Commodity Derivatives	470,717	(1,185,921)	(388,886)	(1,319,401)
Total Revenue	11,377,568	9,146,097	33,563,051	28,908,524

Costs and Expenses:
Lease Operating Expense	6,733,611	7,050,054	21,663,719	20,669,217
Production and Ad Valorem Taxes	984,075	792,241	2,883,240	2,271,630
Depletion, Depreciation & Amortization	2,596,360	727,943	6,763,471	2,061,474
Accretion of Asset Retirement Obligation	509,131	470,505	1,486,929	1,277,141
General and Administrative Expense:
General and Administrative Expense	3,635,917	2,580,464	8,869,034	7,497,947
Stock-Based Compensation	335,077	158,792	1,636,714	2,289,237
Total General and Administrative Expense	3,970,994	2,739,256	10,505,748	9,787,184

Total Costs and Expenses	14,794,171	11,779,999	43,303,107	36,066,646

Operating Loss	(3,416,603)	(2,633,902)	(9,740,056)	(7,158,122)

Other Income and (Expense):
Interest Expense	(196,306)	(249,796)	(1,246,575)	(671,982)
Other Income (Expense) (Note 8)	(26,705)	1,350	(1,017,950)	23,256
Loss Before Income Taxes	(3,639,614)	(2,882,348)	(12,004,581)	(7,806,848)

Income Tax Benefit	—	134,720	—	134,720

Net Loss	$(3,639,614)	$(2,747,628)	$(12,004,581)	$(7,672,128)

Net Loss per Common Share:
Basic	$(0.12)	$(0.12)	$(0.41)	$(0.34)
Diluted	$(0.12)	$(0.12)	$(0.41)	$(0.34)
Weighted Average Number of Common Shares Outstanding:
Basic	31,619,333	22,727,639	29,055,331	22,320,207
Diluted	31,619,333	22,727,639	29,055,331	22,320,207

 See accompanying notes to unaudited interim condensed consolidated financial statements.

EMPIRE PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

					Additional
	Common Stock		Preferred Stock		Paid-In	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total

Balances, December 31, 2023	25,503,530	$85,025	6	$—	$99,490,253	$(64,618,818)	$34,956,460

Net Loss	—	—	—	—	—	(3,975,196)	(3,975,196)

Stock-Based Compensation	120,144	120	—	—	709,882	—	710,002

Balances, March 31, 2024	25,623,674	$85,145	6	$—	$100,200,135	$(68,594,014)	$31,691,266

Net Loss	—	—	—	—	—	(4,389,771)	(4,389,771)

Rights Offering (Note 10)	4,132,232	4,132	—	—	20,507,397	—	20,511,529

Conversion of Related-Party Note (Note 8)	800,000	800	—	—	6,160,102	—	6,160,902

Partial Conversion of Option to Purchase (Note 3)	600,000	600	—	—	3,155,400	—	3,156,000

Warrants Exercised (Note 10)	128,800	129	—	—	949,642	—	949,771

Stock-Based Compensation	90,669	91	—	—	591,546	—	591,637

Balances, June 30, 2024	31,375,375	90,897	6	—	$131,564,222	(72,983,785)	58,671,334

Net Loss	—	—	—	—	—	(3,639,614)	(3,639,614)

Conversion of Related-Party Note (Note 8)	205,427	205	—	—	1,086,503	—	1,086,708

Stock Issued for Purchase Option (See Note 3)	16,800	17	—	—	76,255	—	76,272

Stock-Based Compensation	59,332	60	—	—	335,017	—	335,077

Balances, September 30, 2024	31,656,934	$91,179	6	$—	$133,061,997	$(76,623,399)	$56,529,777

					Additional
	Common Stock		Preferred Stock		Paid-In	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total

Balances, December 31, 2022	22,093,503	$81,615	6	$—	$75,303,479	$(52,149,213)	$23,235,881

Net Loss	—	—	—	—	—	(2,459,591)	(2,459,591)

Impact of Former CEO settlement	—	—	—	—	(2,126,131)	—	(2,126,131)

Stock-Based Compensation	11,089	11	—	—	949,628	—	949,639

Balances, March 31, 2023	22,104,592	$81,626	6	$—	$74,126,976	$(54,608,804)	$19,599,798

Net Loss	—	—	—	—	—	(2,464,909)	(2,464,909)

Stock-Based Compensation	20,000	20	—	—	1,180,786	—	1,180,806

Balances, June 30, 2023	22,124,592	81,646	6	—	75,307,762	(57,073,713)	18,315,695

Net Loss	—	—	—	—	—	(2,747,628)	(2,747,628)

Warrants Exercised	500,000	500	—	—	2,499,500	—	2,500,000

Stock Issued for Purchase Option (See Note 3)	67,000	67	—	—	600,990	—	601,057

Stock-Based Compensation	200,688	201	—	—	158,591	—	158,792

Balances, September 30, 2023	22,892,280	$82,414	6	$—	$78,566,843	$(59,821,341)	$18,827,916

 See accompanying notes to unaudited interim condensed consolidated financial statements.

EMPIRE PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2024	2023
Cash Flows From Operating Activities:
Net Loss	$(12,004,581)	$(7,672,128)

Adjustments to Reconcile Net Income (Loss) to Net Cash
Provided By (Used In) Operating Activities:
Stock-Based Compensation	1,636,714	2,289,237
Amortization of Right of Use Assets	407,202	287,956
Depreciation, Depletion and Amortization	6,763,471	2,061,474
Accretion of Asset Retirement Obligation	1,486,929	1,277,141
Loss on Commodity Derivatives	388,886	1,319,401
Settlement on or Purchases of Commodity Derivative Instruments	18,200	(87,042)
Loss on Financial Derivatives (Note 8)	998,000	—
Amortization of Debt Discount on Convertible Notes	500,382	—
Loss on extinguishment of debt	10,094	—
Change in Operating Assets and Liabilities:
Accounts Receivable	1,647,249	(1,572,038)
Inventory, Oil in Tanks	(65,752)	(292,057)
Prepaids, Current	671,934	911,416
Accounts Payable	12,273,995	194,438
Accrued Expenses	1,070,875	(3,732,113)
Other Long-Term Assets and Liabilities	(886,224)	(942,916)
Net Cash Provided By (Used In) Operating Activities	14,917,374	(5,957,231)

Cash Flows From Investing Activities:
Acquisition of Oil and Natural Gas Properties	—	(2,094,419)
Additions to Oil and Natural Gas Properties (a)	(48,758,831)	(5,596,535)
Purchase of Other Fixed Assets	(139,481)	(179,514)
Cash Paid for Right of Use Assets	(375,711)	(427,711)
Sinking Fund Deposit	—	2,779,000
Net Cash Used In Investing Activities	(49,274,023)	(5,519,179)

Cash Flows From Financing Activities:
Borrowings on Credit Facility	3,950,000	—
Proceeds from Promissory Note - Related Party (Note 8)	5,000,000	—
Proceeds from Rights Offering (Net of Transaction Costs) (Note 10)	20,511,529	—
Principal Payments of Debt	(376,575)	(1,933,198)
Net Proceeds from Warrant Exercise (Note 10)	628,903	—
Proceeds from Bridge Loans from Related Parties	—	10,000,000
Proceeds from Warrant Exercises	—	2,500,000
Net Cash Provided By Financing Activities	29,713,857	10,566,802

Net Change in Cash	(4,642,792)	(909,608)

Cash - Beginning of Period	7,792,508	11,944,442

Cash - End of Period	$3,149,716	$11,034,834

Supplemental Cash Flow Information:
Cash Paid for Interest	$663,662	$398,033

________

(a)	Incurred capital expenditures were $38,286,018 and $6,165,174 for the respective periods. The differences between incurred and cash capital expenditures is primarily due to changes in accounts payable related to capital expenditures.

 See accompanying notes to unaudited interim condensed consolidated financial statements.

EMPIRE PETROLEUM CORPORATION

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and Basis of Presentation

Empire Petroleum Corporation (“Empire”, collectively with its subsidiaries) is an independent energy company operator engaged in optimizing developed production by employing field management methods to maximize reserve recovery while minimizing costs. Empire operates the following wholly-owned subsidiaries in its areas of operations:

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

Empire was incorporated in the State of Delaware in 1985. The consolidated financial statements include the accounts of Empire and its wholly-owned subsidiaries. The terms “Company,” “we,” “us,” “our,” and similar terms refer to Empire Petroleum Corporation and its subsidiaries.

The accompanying unaudited interim condensed consolidated financial statements of Empire have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of Empire's financial position, the results of operations, and the cash flows for the interim period are included. All adjustments are of a normal, recurring nature. Certain amounts in prior periods have been reclassified to conform to current presentation. Operating results for the interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

The information contained in this Form 10-Q should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2023 which are contained in Empire's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2024.

Liquidity and Going Concern

Empire determined that it was not in compliance with the current ratio covenant contained in its revolving line of credit agreement as of September 30, 2024 (see Note 8). Upon discovering this issue, Empire notified the lender to request a waiver. The noncompliance is due to a higher level of payables related to the Starbuck Drilling Program in North Dakota. On November 12, 2024, Empire obtained a compliance waiver from the lender for September 30, 2024. Empire will require funds to be in compliance with the current ratio debt covenants and satisfy the payables discussed above which are greater than estimated cash flows from operations over the next 12 months.

Empire initiated a plan to raise additional funds for the payables discussed above as well as the additional capital spending in 2024 in the form of a subscription rights equity offering, which was completed in November 2024 (see Note 10). Empire also has the option to raise additional funds through related party warrants, or a related party note payable that may or may not have conversion rights into shares of common stock of Empire. These fundraising forms were and are supported through committed financial support from Phil Mulacek who owns approximately 20.3% of our common stock outstanding as of September 30, 2024, and Energy Evolution Master Fund, Ltd (“Energy Evolution”), our largest stockholder who owns approximately 31.4% of our common stock outstanding as of September 30, 2024. Both are related parties of the Company (see Note 14). Mr. Mulacek and Energy Evolution have indicated and are willing and able to provide these additional funds, if required, for Empire to continue to meet its obligations over the next 12 months.

Management has considered these plans, including if they are within the control of Empire, in evaluating Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205-40, Presentation of Financial Statements-Going Concern. Management believes the above actions are sufficient to allow Empire to meet its obligations as they become due for a period of at least 12 months from the issuance of these financial statements. Management believes that its plans, and support from the existing related-party stockholders discussed above, is probable and has alleviated the substantial doubt regarding Empire’s ability to continue as a going concern.

Note 2 – Summary of Significant Accounting Policies

Significant Accounting Policies

During the nine months ended September 30, 2024, Empire added one significant accounting policy and estimate relating to convertible debt and derivative liability. Besides this, there have been no material changes to significant accounting policies and estimates from the information provided in the Form 10-K for the year ended December 31, 2023.

Convertible Debt and Derivative Liability

In connection with Empire’s issuance of a Promissory Note in the first quarter of 2024, Empire bifurcated the embedded conversion option, and recorded the embedded conversion option as a long-term derivative liability in Empire’s unaudited interim condensed consolidated balance sheets in accordance with FASB ASC 815, Derivatives and Hedging. The convertible debt and the derivative liability associated with the Promissory Note were presented on the unaudited interim condensed consolidated balance sheets as the Long-Term note payable – related party and long-term derivative instruments. The convertible debt was carried at amortized cost. The derivative liability was remeasured at each reporting period using a binomial lattice model with changes in fair value recorded in the unaudited interim condensed consolidated statements of operations in other income (expense). The conversion option related to the Promissory Note was exercised in the second quarter of 2024. See Note 8 for further details.

Fair Value Measurements

FASB ASC Topic 820, Fair Value Measurement (“ASC Topic 820”), defines fair value, establishes a consistent framework for measuring fair value and establishes a fair value hierarchy based on the observability of inputs used to measure fair value.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve a degree of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instrument’s complexity. Empire reflects transfers between the three levels at the beginning of the reporting period in which the availability of observable inputs no longer justifies classification in the original level. There were no transfers between fair value hierarchy levels for the period ended September 30, 2024.

Financial instruments and other – The fair values determined for accounts receivable, accrued expenses and other current liabilities were equivalent to the carrying value due to their short-term nature.

Derivatives – Derivative financial instruments are carried at fair value and measured on a recurring basis. Empire’s commodity price hedges are valued based on discounted future cash flow models that are primarily based on published forward commodity price curves; thus, these inputs are designated as Level 2 within the valuation hierarchy.

The fair values of derivative instruments in asset positions include measures of counterparty nonperformance risk, and the fair values of derivative instruments in liability positions include measures of Empire’s nonperformance risk. These measurements were not material to the unaudited interim condensed consolidated financial statements.

Assets and Liabilities Measured at Fair Value on a Recurring Basis - Empire uses a binomial lattice valuation model to value Level 3 derivative liabilities at inception and on subsequent valuation dates. This model incorporates transaction details such as Empire’s stock price, contractual terms of the Promissory Note, and unobservable inputs classified as Level 3 including risk-free rate and expected volatility. As of the conversion option exercise date of May 24, 2024, these unobservable inputs were 5.0% and 46.9%, respectively.

Fair Value on a Nonrecurring Basis

Empire applies the provisions of fair value measurement on a non-recurring basis to its non-financial assets and liabilities, including oil and gas properties and asset retirement obligations. These assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments if events or changes in certain circumstances indicate that adjustments may be necessary. No triggering events that require assessment of such items were observed during the nine months ended September 30, 2024.

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

Concentrations of Credit Risk

Empire’s accounts receivable are primarily receivables from oil and natural gas purchasers and joint interest owners. The purchasers of Empire’s oil and natural gas production consist primarily of independent marketers, major oil and natural gas companies and gas pipeline companies. Historically, Empire has not experienced any significant losses from uncollectible accounts from its oil and natural gas purchasers. Empire operates a substantial portion of its oil and natural gas properties. As the operator of a property, Empire makes full payments for costs associated with the property and seeks reimbursement from the other working interest owners in the property for their share of those costs. Joint operating agreements govern the operations of an oil or natural gas well and, in most instances, provide for offsetting of amounts payable or receivable between Empire and its joint interest owners. Empire’s joint interest partners consist primarily of independent oil and natural gas producers. If the oil and natural gas exploration and production industry in general was adversely affected, the ability of Empire’s joint interest partners to reimburse Empire could be adversely affected.

Recently Adopted Accounting Standards

The FASB periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. Empire has reviewed the recently issued pronouncements and concluded that the following new accounting standards are applicable:

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The amendments in this ASU affect entities that issue convertible instruments and/or contracts in an entity’s own equity. The amendments in this ASU primarily affect convertible instruments issued with beneficial conversion features or cash conversion features because the accounting models for those specific features are removed. However, all entities that issue convertible instruments are affected by the amendments to the disclosure requirements of this ASU. For contracts in an entity’s own equity, the contracts primarily affected are freestanding instruments and embedded features that are accounted for as derivatives under the current guidance because of failure to meet the settlement conditions of the derivatives scope exception related to certain requirements of the settlement assessment. Also affected is the assessment of whether an embedded conversion feature in a convertible instrument qualifies for the derivatives scope exception. Additionally, the amendments in this ASU affect the diluted EPS calculation for instruments that may be settled in cash or shares and for convertible instruments. The amendments in this ASU are effective for public business entities, excluding entities eligible to be smaller reporting companies, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Board specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. The Board decided to allow entities to adopt the guidance through either a modified retrospective method of transition or a fully retrospective method of transition. Empire has adopted this standard for the current year and does not expect it to have a material impact on our consolidated financial statements.

Note 3 – Property

Empire follows the successful efforts method of accounting for its oil and natural gas activities. Under this method, costs to acquire oil and natural gas properties and costs incurred to drill and equip development and exploratory wells are deferred until exploration and completion results are evaluated. Exploration drilling costs are expensed if recoverable reserves are not found. Upon sale or retirement of oil and natural gas properties, the costs and related accumulated depreciation, depletion and amortization are eliminated from the accounts and the resulting gain or loss is recognized.

Costs incurred to maintain wells and related equipment and lease and well operating costs are charged to expense as incurred.

Depletion is calculated on a units-of-production basis at the field level based on total proved developed reserves.

Proved oil and natural gas properties are reviewed for impairment at least annually, or as indicators of impairment arise. There have been no indicators of impairment during the nine months ended September 30, 2024.

Aggregate capitalized costs of oil and natural gas properties are as follows:

	September 30, 2024	December 31, 2023
Proved properties	$129,301,577	$75,346,623
Unproved properties	3,708,866	3,245,431
Work in process	3,380,612	14,917,749
Gross capitalized costs	136,391,055	93,509,803

Depreciation, depletion, amortization and impairment	(29,561,539)	(22,996,805)
Total oil and gas properties, net	$106,829,516	$70,512,998

Depletion and amortization expense related to oil and gas properties for the three months ended September 30, 2024 and 2023, was approximately $2,521,000 and $677,000, respectively. Depletion and amortization expense related to oil and gas properties for the nine months ended September 30, 2024 and 2023, was approximately $6,565,000 and $1,897,000, respectively.

Empire has completed 13 wells in North Dakota related to our Starbuck Drilling Program during the first three quarters of 2024.

On April 9, 2024, Empire partially exercised a purchase option originally issued on August 9, 2023, (the “Purchase Option”) to acquire additional working interests in certain of Empire’s New Mexico properties from Energy Evolution, a related party. The additional assets acquired represent approximately 60% of the total assets collectively acquired by Empire and Energy Evolution in the third quarter of 2023 (the “Option Assets”). As consideration, upon closing of the partial exercise of the Purchase Option, Empire issued Energy Evolution 600,000 shares of common stock of Empire based on an agreed upon price of $5.00 per share for an aggregate agreed upon value of $3,000,000 which was 60% of the purchase price of $5,000,000 under the Purchase Option. Pursuant to the remaining unexercised portion of the Purchase Option, Empire had the right to extend the initial one-year Purchase Option period for two successive one-year periods by agreeing to issue additional shares of common stock prior to the end of the one-year period then in effect. On August 8, 2024, Empire successfully extended the Purchase Option with the issuance of 16,800 shares of common stock to Energy Evolution, and as such, Empire has the right to acquire the remaining Option Assets for an exercise price of $2,000,000, subject to certain adjustments and payable in cash, unless the parties agree that some or all may be paid by issuance of common stock to Energy Evolution. The Purchase Option expires on August 9, 2026.

Other property and equipment consists of operating lease assets, vehicles, office furniture, and equipment with lives ranging from three to five years. The capitalized costs of other property and equipment are as follows:

	September 30, 2024	December 31, 2023
Other property and equipment, at cost	$3,137,500	$2,998,018
Less: Accumulated depreciation	(1,701,009)	(1,114,807)
Other property and equipment, net	$1,436,491	$1,883,211

Depreciation expense related to other property and equipment for the three months ended September 30, 2024 and 2023, was approximately $76,000 and $51,000, respectively. Depreciation expense related to other property and equipment for the nine months ended September 30, 2024 and 2023, was approximately $199,000 and $164,000, respectively.

Note 4 - Asset Retirement Obligations

Empire’s asset retirement obligations represent the estimated present value of the estimated cash flows Empire will incur to plug, abandon, and remediate its producing properties at the end of their productive lives, in accordance with applicable state laws. Market risk premiums associated with asset retirement obligations are estimated to represent a component of Empire’s credit-adjusted risk-free rate that is utilized in the calculations of asset retirement obligations.

Empire’s asset retirement obligation activity is as follows:

	For the Nine Months Ended September 30,
	2024	2023
Asset retirement obligations, beginning of period	$28,168,427	$25,000,740
Additions	876,955	72,000
Liabilities settled	(864,138)	(910,967)
Revisions	—	2,303,939
Accretion expense	1,486,929	1,277,140
Asset retirement obligation, end of period	$29,668,173	$27,742,852
Less current portion included in Accrued Expenses	700,000	—
Asset retirement obligation, long-term	$28,968,173	$27,742,852

The additions in 2024 primarily relate to the completion of new wells as part of Empire’s North Dakota Starbuck Drilling Program and additional working interest acquired in New Mexico (see Note 3).

Note 5 – Commodity Derivative Financial Instruments

Empire uses derivative financial instruments to manage its exposure to commodity price fluctuations. Commodity derivative instruments are used to reduce the effect of volatility of price changes on the oil and natural gas Empire produces and sells. Empire does not enter into derivative financial instruments for speculative or trading purposes. Empire’s derivative financial instruments consist of swaps and put options.

Empire does not designate its derivative instruments in such a way that would qualify for hedge accounting. Accordingly, Empire reflects changes in the fair value of its derivative instruments in its consolidated statements of operations as they occur. Unrealized gains and losses related to the contracts are recognized and recorded as changes to the derivative asset or liability on Empire’s consolidated balance sheets.

The following table summarizes the net realized and unrealized gains and (losses) reported in earnings related to the commodity derivative instruments for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Gain (Loss) on Derivatives:
Oil derivatives (a)	$470,717	$(1,185,921)	$(388,886)	$(1,319,401)

_______

(a)	Includes $189,188 of unrealized derivative gain and $1,140,066 of unrealized derivative losses for the three months ended September 30, 2024 and 2023, respectively, and includes $407,086 and $1,232,359 of unrealized derivative losses for the nine months ended September 30, 2024 and 2023, respectively.

The following represents Empire’s net settlements received (paid) related to derivatives for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Oil derivatives	$281,530	$(45,855)	$18,200	$(87,042)

As of September 30, 2024, Empire did not have any outstanding derivative contracts. In late third-quarter 2024, we settled all outstanding derivative positions for a net realized gain of $300,000.

Note 6 – Accounts Receivable

The following table represents Empire’s accounts receivable as of the dates presented:

	September 30, 2024	December 31, 2023

Oil, Gas and NGL Receivables	$2,627,784	$2,784,745
Joint Interest Billings	3,742,676	5,444,331
Other	135,281	125,560
Total Accounts Receivable	$6,505,741	$8,354,636

Note 7 – Accrued Expenses

The following table represents Empire’s accrued expenses as of the dates presented:

	September 30, 2024	December 31, 2023

Accrued and suspended third-party revenue	$5,158,450	$4,049,984
Accrued salaries and payroll taxes	780,006	1,059,295
Accrued production taxes	1,042,594	829,226
Asset retirement obligation - current	700,000	700,000
Other	465,407	436,797
	$8,146,457	$7,075,302

Note 8 – Debt Including Debt with Related Parties

The following table represents Empire’s outstanding debt as of the dates presented:

	September 30, 2024	December 31, 2023

Equity Bank Credit Facility	$8,442,484	$4,492,484

Note Payable – Related Party	—	1,060,004

Equipment and vehicle notes, 0.00% to 9.00% interest rates, due in 2025 to 2028 with monthly payments ranging from $900 to $1,400 per month	115,482	148,516

Note Payable to insurance provider, bears 7.29% interest, matures January 2025, monthly payments of principal and interest of $51,067	147,232	—

Total Debt	8,705,198	5,701,004
Less: Current Maturities	(193,178)	(44,225)
Less: Note Payable – Related Party	—	(1,060,004)
Long-Term Debt	$8,512,020	$4,596,775

On December 29, 2023, Empire North Dakota and Empire NDA (“Borrowers”), entered into a Revolver Loan Agreement with Equity Bank (the “Revolver”). Pursuant to the Revolver (a) the initial revolver commitment amount is $10,000,000; (b) the maximum revolver commitment amount is $15,000,000; (c) commencing on January 31, 2024, and occurring on the last day of each calendar month thereafter, the revolver commitment amount is reduced by $150,000; (d) commencing on March 31, 2024, there are scheduled semiannual collateral borrowing base redeterminations each year on March 31 and September 30; (e) the final maturity date is December 29, 2026; (f) outstanding borrowings bear interest at a rate equal to the prime rate of interest plus 1.50%, and in no event lower than 8.50%; (g) a quarterly commitment fee is based on the unused portion of the commitments; and (h) Borrowers have the right to prepay loans under the Revolver at any time without a prepayment penalty.

The Revolver is guaranteed by Empire. Borrowers entered into a security agreement, pursuant to which the obligations under the Revolver are secured by liens on substantially all of the assets of Borrowers. Furthermore, the obligations under the Revolver are secured by a continuing, first priority mortgage lien, pledge of and security interest in not less than 80% of Borrowers’ producing oil, gas and other leasehold and mineral interests, including without limitation, those situated in the States of North Dakota and Montana.

The Revolver requires Borrowers to, commencing as of the fiscal quarter ended December 31, 2023, maintain (a) a current ratio of 1.0 to 1.0 or more and (b) a ratio of funded debt to EBITDAX, calculated quarterly and annually based on a trailing twelve-month basis, of no more than 3.50 to 1.00. Empire was not in compliance with the current ratio covenant as of September 30, 2024, however, Empire received a compliance waiver from the lender for September 30, 2024.

Promissory Note – Related Party

On February 16, 2024, Empire issued a Promissory Note in the aggregate principal amount of $5,000,000 (the “Note”) to Energy Evolution. Energy Evolution advanced Empire $5,000,000 under the Note. The proceeds of the Note were used by Empire to fund, in part, its ongoing oil and gas drilling program and for working capital purposes.

The Note matures on February 15, 2026, (the “Maturity Date”) and accrues interest at the rate of 7% per annum. After the Maturity Date, any principal balance of the Note remaining unpaid accrues interest at the rate of 9% per annum. At the option of Energy Evolution, interest payments will be paid either in cash or in shares of common stock of Empire on each of the following dates (or if any such date is not a business day, the next following business day) (each an “Interest Payment Date”), except upon the occurrence of an Event of Default, in which case interest will accrue and be paid in cash on demand: (i) March 31, 2024; (ii) June 30, 2024; (iii) September 30, 2024; (iv) December 31, 2024; (v) March 31, 2025; (vi) June 30, 2025; (vii) September 30, 2025; (viii) December 31, 2025; and (ix) the Maturity Date. All or any portion of the outstanding principal amount of the Note may be converted into shares of common stock of Empire at a conversion price of $6.25 per share (the “Conversion Price”), at the option of Energy Evolution, at any time and from time to time. If the full principal amount of the Note is drawn and converted into shares of common stock of Empire, 800,000 shares would be issued (without giving effect to any interest that may be converted). Accrued interest on the principal amount converted will be due on the applicable date of conversion in cash or, at the option of Energy Evolution, by issuance of shares of common stock of Empire in the manner set forth in the Note (where the date of conversion is the relevant Interest Payment Date”). The Conversion Price is subject to customary adjustments. The Note may be prepaid at any time or from time to time without the consent of Energy Evolution and without penalty or premium, provided that Empire provides Energy Evolution with at least five business days prior written notice, each principal payment is made in cash and all accrued interest is paid in cash, or at the option of Energy Evolution, the accrued interest may be paid by issuance of shares of common stock of Empire in the manner set forth in the Note (where the Interest Payment Date is the date of prepayment).

Empire determined that an embedded conversion feature included in the Note required bifurcation from the host contract that is recognized as a separate derivative liability carried at fair value. The estimated fair value of the derivative liability, which represents a Level 3 valuation, was $1,292,000 as of March 31, 2024, and was determined using a binomial lattice model using certain assumptions and inputs discussed in Note 2. Accordingly, Empire recognized a gain on the fair value adjustment of the derivative liability in the amount of approximately $738,000 in other income (expense) in the unaudited interim condensed consolidated statements of operations for the quarter ended March 31, 2024. The conversion option was exercised by Energy Evolution on May 24, 2024, in exchange for 800,000 shares of common stock of the Company under the terms of the Note and the fair value of the derivative was revalued as of that date resulting in a loss of $1,736,000 in the second quarter of 2024. All of the other embedded features of the Note were clearly and closely related to the debt host and did not require bifurcation as a derivative liability.

Note Payable – Related Party

In August 2020, Empire, through its wholly owned subsidiary, Empire Texas, entered into a joint development agreement (the “JDA”) with Petroleum & Independent Exploration, LLC and related entities (“PIE”), a related party (see Note 14), dated August 1, 2020. Under the terms of the JDA, PIE will perform recompletion or workover on specified mutually agreed upon wells (“Workover Wells”) owned by Empire Texas. Concurrent with the JDA with PIE, Empire entered into a term loan agreement dated August 1, 2020, whereby PIE will loan up to $2,000,000, at an interest rate of 6% per annum, maturing August 6, 2024, unless terminated earlier by PIE. The loan proceeds were used for recompletion or workover of certain designated wells. In addition, Empire assigned 85% working and revenue interest to PIE in the designated wells which will be applied to repayment of the loan. As of June 30, 2024, $1,060,004 has been advanced from the PIE loan.

On July 31, 2024, PIE, Empire Texas, and Empire entered into a note repayment and loan termination agreement providing for the payment in full of the remaining outstanding amount of the $1,060,004 PIE loan and extending the loan maturity date to December 31, 2024, unless terminated earlier by PIE. As payment in full, Empire issued PIE 205,427 shares of common stock of Empire following the approval of a supplemental listing application by the NYSE American stock exchange in the third quarter of 2024.

Note 9 - Leases

As a lessee, Empire leases its corporate office headquarters in Tulsa, Oklahoma, and one field office in North Dakota. The leases expire between 2024 and 2027. The corporate office has an option to renew for an additional five-year term. The option to renew the lease is generally not considered reasonably certain to be exercised. Therefore, the period covered by such optional period is not included in the determination of the term of the lease and the lease payments during these periods are similarly excluded from the calculation of right-of-use lease asset and lease liability balances.

Empire also leases vehicles primarily used in our field operations. These vehicle leases typically have a three-year life.

Empire recognizes right-of-use lease expense on a straight-line basis, except for certain variable expenses that are recognized when the variability is resolved, typically during the period in which they are paid. Variable right-of-use lease payments typically include charges for property taxes, insurance, and variable payments related to non-lease components, including common area maintenance.

Right-of-use lease expense was approximately $407,000 and $288,000 for the periods ended September 30, 2024 and 2023, respectively. Cash paid for right-of-use leases was approximately $376,000 and $279,000 for the same periods.

Supplemental balance sheet information related to the right-of-use leases is as follows:

	September 30, 2024	December 31, 2023

Net operating lease asset (included in Other Property and Equipment)	$716,956	$1,077,031

Current portion of lease liability	$415,850	$432,822
Long-term lease liability	238,674	544,382
Total right-of-use lease liabilities	$654,524	$977,204

The weighted-average remaining term for Empire’s right-of-use leases is 1.6 years. The weighted-average discount rate was 8.35% for the third quarter of 2024.

Maturities of lease liabilities are as follows as of September 30, 2024:

Year 1	$454,117
Year 2	226,702
Year 3	21,700
Year 4	—
Year 5	—
Total lease payments	702,519
Less imputed interest	(47,995)
Total lease obligation	$654,524

Note 10 – Equity

Pursuant to Empire’s Amended and Restated Certificate of Incorporation (the “Charter”), effective as of March 4, 2022, the total number of shares of all classes of stock that Empire has the authority to issue is 200,000,000, consisting of 190,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share.

Preferred Stock

Preferred stock may be issued from time to time in one or more series at the direction of the Board of Directors. The directors also have the ability to fix dividend rates and rights, liquidation preferences, voting rights, conversion rights, rights and terms of redemption and other rights, preferences, privileges and restrictions, subject to certain limitations set forth in the Charter.

Series A Voting Preferred Stock

On March 8, 2022, Empire formalized the issuance of preferred stock as was required under the terms of Empire's May 2021 financing agreements with Energy Evolution and issued 6 shares of Series A Voting Preferred Stock. The Series A Voting Preferred Stock was issued in connection with the strategic investment in Empire by Energy Evolution. For so long as the Series A Voting Preferred Stock is outstanding, Empire’s Board of Directors will consist of six directors. Three of the directors are designated as the Series A Directors and the three other directors (each, a “common director”) are elected by the holders of common stock and/or any preferred stock (other than the Series A Voting Preferred Stock) granted the right to vote on the common directors. Any Series A Director may be removed with or without cause but only by the affirmative vote of the holders of a majority of the Series A Voting Preferred Stock voting separately and as a single class. The holders of the Series A Voting Preferred Stock have the exclusive right, voting separately and as a single class, to vote on the election, removal and/or replacement of the Series A Directors. Holders of common stock or other preferred stock do not have the right to vote on the Series A Directors. The approval of the holders of the Series A Voting Preferred Stock, voting separately and as a single class, is required to authorize any resolution or other action to issue or modify the number, voting rights or any other rights, privileges, benefits, or characteristics of the Series A Voting Preferred Stock, including without limitation, any action to modify the number, structure and/or composition of Empire’s current Board of Directors.

The Series A Voting Preferred Stock is held by Phil Mulacek, chairman of the Board of Directors and one of the principals of Energy Evolution, as Energy Evolution’s designee (the “Initial Holder”). The Series A Voting Preferred Stock may be transferred only to certain controlled affiliates of the Initial Holder (“Permitted Transferees”), and the voting rights of the Series A Voting Preferred Stock are contingent upon the Initial Holder and Permitted Transferees (collectively, the “Series A Holders”) holding together at least 3,000,000 shares of Empire’s outstanding common stock.

The Series A Voting Preferred Stock is not entitled to receive any dividends or distributions of cash or other property except in the event of any liquidation, dissolution or winding up of Empire’s affairs. In such event, before any amount is paid to the holders of Empire’s common stock but after any amount is paid to the holders of Empire’s senior securities, the holders of the Series A Voting Preferred Stock will be entitled to receive an amount per share equal to $1.00.

Except as discussed above or as otherwise set forth in the certificate of designation of the Series A Voting Preferred Stock, the holders of the Series A Voting Preferred Stock have no voting rights.

The Series A Voting Preferred Stock is not redeemable at Empire’s election or the election of any holder, except Empire may elect to redeem the Series A Voting Preferred Stock for $1.00 per share following satisfaction of its notice and cure requirements in the event that:

•	any or all shares of Series A Voting Preferred Stock are held by anyone other than the Initial Holder or a Permitted Transferee; or
•	the Series A Holders together hold less than 3,000,000 shares of Empire’s outstanding common stock.

The Series A Voting Preferred Stock is not convertible into common stock or any other security.

Common Stock

On August 27, 2021, Empire’s Board of Directors approved a one-for-four reverse stock split such that every holder of Empire’s common stock would receive one share of common stock for every four shares owned. The reverse stock split was effective as of 6:00 p.m. Eastern Time on March 7, 2022, immediately prior to Empire’s listing of its common stock on the NYSE American.

The holders of shares of common stock are entitled to one vote per share for all matters on which common stockholders are authorized to vote on. Examples of matters that common stockholders are entitled to vote on include, but are not limited to, election of three of the six directors and other common voting situations afforded to common stockholders.

In April 2024, Empire completed a subscription rights offering (the “April Rights Offering”) which raised gross proceeds of $20.7 million. Empire distributed at no charge to holders of its common stock, as of the close of business on March 7, 2024 (the record date for the April Rights Offering), one subscription right for each share of common stock held. Each subscription right entitled the holder to purchase 0.161 shares of common stock at a subscription price of $5.00 per share per one whole share of common stock. The subscription rights were non-transferable and not listed for trading on any stock exchange or market.

On May 29, 2024, Empire issued Energy Evolution a warrant certificate granting them the right to purchase 128,800 shares of common stock of Empire at $5.00 per share. On June 28, 2024, Energy Evolution exercised the warrants and received 128,800 shares in exchange for $644,000.

In November 2024, Empire completed a subscription rights offering (the “November Rights Offering”) which raised gross proceeds of $10.0 million. Empire distributed at no charge to holders of its common stock, as of the close of business on September 30, 2024 (the record date for the November Rights Offering), one subscription right for each share of common stock held. Each subscription right entitled the holder to purchase 0.063 shares of common stock at a subscription price of $5.05 per share per one whole share of common stock. The subscription rights were non-transferable and not listed for trading on any stock exchange or market.

Earnings Per Share

The computation of diluted shares outstanding for the three and nine months ended September 30, 2024, excluded 1,009,319 and 1,019,469 shares, respectively, related to stock options, warrants, outstanding RSUs, and convertible debt as their effect would have been anti-dilutive. The computation of diluted shares outstanding for the three and nine months ended September 30, 2023, excluded 1,409,686 and 1,586,960 shares, respectively, related to stock options, warrants, and outstanding RSUs, as their effect would have been anti-dilutive.

Note 11 – Stock-Based Compensation

Empire recognizes stock-based compensation expense associated with granted stock options and restricted stock units (“RSUs”). Empire accounts for forfeitures of equity-based incentive awards as they occur. Stock-based compensation expense related to time-based restricted stock units is based on the price of the common stock on the grant date and recognized as vesting occurs. For options, the fair value is determined using the Black-Scholes option valuation assumptions on dividend yield, expected annual volatility, risk-free interest rate and an expected useful life. Stock-based compensation is recorded with a corresponding increase in additional paid-in capital within the unaudited interim condensed consolidated balance sheets.

The following summary reflects nonvested restricted stock unit activity and related information for the nine months ended September 30, 2024.

		Weighted Average
	RSUs	Fair Value (a)

Outstanding, December 31, 2023	204,817	$10.61
Granted	83,760	5.37
Vested	(157,034)	9.89
Forfeited	(22,500)	11.05
Outstanding, September 30, 2024	109,043	$7.54

_____________
(a) Shares are valued at the grant-date market price.

The following summary reflects stock option activity and related information:

		Weighted Average
	Options	Exercise Price

Outstanding, December 31, 2023	2,065,381	$4.89
Granted	—	—
Exercised	(193,866)	1.35
Cancelled	—	—
Outstanding, September 30, 2024	1,871,515	$5.25

The following table summarizes information about stock options outstanding as of September 30, 2024.

Range of		Weighted Average	Weighted		Weighted
Exercise	Options	Remaining	Average	Options	Average
Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$1.32 to $12.36	1,871,515	4.09 years	$5.25	1,611,094	$4.26

Note 12 – Executive Separations

On March 16, 2023, Thomas W. Pritchard resigned as Chief Executive Officer and a director of Empire to pursue other opportunities. Although not required under Mr. Pritchard’s Employment Agreement with Empire, in recognition of Mr. Pritchard’s past service to Empire, Empire paid Mr. Pritchard severance benefits in the amount of approximately $360,000, as set forth in Section 4.2 of his Employment Agreement, in one lump sum payment within 30 days after March 23, 2023, rather than in monthly installments. This was accrued as of March 31, 2023, and payment was made in April 2023. Empire also extended the period under which Mr. Pritchard has the right to exercise his outstanding vested non-qualified stock options from three months after the date of his termination of employment to September 16, 2024.  In addition, Mr. Pritchard has surrendered to Empire 340,234 RSUs and options as satisfaction for the $2.1 million receivable that primarily resulted from incorrect withholdings associated with an April 2022 option exercise by Mr. Pritchard. Empire also had a $2.1 million liability recorded at December 31, 2022, related to withholding payables that were remitted in 2023.

On March 17, 2023, the Board of Directors appointed Michael R. Morrisett to the position of Chief Executive Officer. Mr. Morrisett did not receive any additional compensation for assuming the role of Chief Executive Officer.

Note 13 – Income Taxes

For all periods presented, Empire’s effective tax rate is 0%. Other than the full year of 2022, Empire has generated net operating losses since inception, which would normally reflect a tax benefit in the unaudited interim condensed consolidated statements of operations and a deferred asset on the unaudited interim condensed consolidated balance sheets. However, because of the current uncertainty as to Empire’s ability to achieve sustained profitability, a valuation reserve has been established that offsets the amount of any tax benefit available for each period presented in the unaudited interim condensed consolidated statements of operations.

The following table presents a reconciliation of its effective income tax rate to the U.S. statutory income tax rate for the periods presented.

Schedule of reconciliation of effective income tax rate

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2024		2023		2024		2023
	$	%	$	%	$	%	$	%

Benefit at statutory rate	(764,319)	21.0%	(605,293)	21.0%	(2,520,962)	21.0%	(1,639,438)	21.0%
State Taxes (net of federal impact)	(174,818)	4.8%	(138,056)	4.8%	(576,604)	4.8%	(374,979)	4.8%
Nondeductible Expenses	37,648	-1.0%	(5,469)	0.2%	47,172	-0.4%	(1,529)	0.0%
Stock Options Exercised	(4,615)	0.1%	(5,355)	0.2%	(135,242)	1.1%	(5,355)	0.1%
Valuation Allowance	906,104	-24.9%	619,453	-21.5%	3,185,636	-26.5%	1,886,581	-24.2%
Income tax benefit	—	0.0%	(134,720)	4.7%	—	0.0%	(134,720)	1.7%

Note 14 – Related Party Transactions

Energy Evolution is a related party of Empire as it beneficially owns approximately 31.4% of Empire’s outstanding shares of common stock as of September 30, 2024. Additionally, a board member of Energy Evolution was appointed to Empire’s board in October 2021. This board member separately beneficially owns approximately 20.3% of Empire’s outstanding shares of common stock as of September 30, 2024. The board member also is a majority owner of PIE. In October 2021 another Energy Evolution member was appointed to Empire’s board of directors.

Empire has a JDA with PIE to perform completions or workovers on specified mutually agreed upon wells. In the third quarter of 2024, Empire issued PIE 205,427 shares of common stock of Empire as payment in full for this outstanding note balance of $1.1 million (see Note 8).

On February 16, 2024, Empire issued the Note to Energy Evolution. Energy Evolution advanced Empire $5,000,000 under the Note in the first quarter of 2024. On May 24, 2024, Energy Evolution elected to convert the Note to shares of common stock of Empire and received 800,000 shares under the terms of the Note (see Note 8).

Empire elected to partially exercise a Purchase Option in the second quarter of 2024 and acquired 60% of certain New Mexico interests from Energy Evolution. See Note 3 for additional information.

On June 28, 2024, Energy Evolution exercised warrants of Empire and received 128,800 shares in exchange for $644,000. See Note 10 for additional information.

Note 15 – Commitments and Contingencies

From time to time, Empire is subject to various legal proceedings arising in the ordinary course of business, including proceedings for which Empire may not have insurance coverage. While many of these matters involve inherent uncertainty, as of the date hereof, Empire does not currently believe that any such legal proceedings will have a material adverse effect on Empire’s business, financial position, results of operations or liquidity.

Empire is subject to extensive federal, state, and local environmental laws and regulations. These laws, among other things, regulate the discharge of materials into the environment and may require Empire to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Management believes no materially significant liabilities of this nature existed as of the balance sheet date.

Agreed Compliance Order

In January 2024, Empire deposited $1.0 million into an escrow account in accordance with an Agreed Compliance Order (“ACO”) with the New Mexico Oil Conservation Division (“OCD”) for compliance work on certain inactive wells in New Mexico. Under the terms of the ACO, the escrow funds will be returned to Empire at a rate of $10,000 for each well as the compliance work is completed. As of June 30, 2024, all work had been completed. The Company expects to receive the remaining outstanding escrow amount of $200,000 by the end of 2024.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q, including this section, includes certain statements that may be deemed “forward-looking statements” within the meaning of federal securities laws. All statements, other than statements of historical facts, which address activities, events, or developments that Empire expects, believes, or anticipates will or may occur in the future, including future sources of financing and other possible business developments, are forward-looking statements. Such statements are subject to a number of assumptions, risks and uncertainties and could be affected by a number of distinct factors, including Empire’s failure to secure short and long-term financing necessary to sustain and grow its operations, increased competition, changes in the markets in which Empire participates and the technology utilized by Empire and new legislation regarding environmental matters. These risks and other risks that could affect Empire's business are more fully described in reports Empire files with the SEC, including its Annual Report on Form 10-K for the year ended December 31, 2023. Actual results may vary materially from the forward-looking statements. Empire undertakes no duty to update any of the forward-looking statements in this Form 10-Q.

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

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to use judgment to make estimates and assumptions that affect certain amounts reported in the consolidated financial statements. As additional information becomes available, these estimates and assumptions are subject to change and thus impact amounts reported in the future. Critical accounting policies are those accounting policies that involve judgment and uncertainties affecting the application of those policies and the likelihood that materially different amounts would be reported under different conditions or using differing assumptions. Management periodically updates the estimates used in the preparation of the financial statements based on management’s latest assessment of the current and projected business and general economic environment. There have been no significant changes to Empire’s critical accounting policies during the nine months ended September 30, 2024.

LIQUIDITY AND CAPITAL RESOURCES

General

Empire’s primary sources of short-term liquidity are cash and cash equivalents, net cash provided by operating activities, and issuance of debt or equity securities. Empire’s short- and long-term liquidity requirements consist primarily of capital expenditures, acquisitions of oil and natural gas properties, payments of contractual obligations, and working capital obligations. Funding for these requirements may be provided by any combination of Empire’s sources of liquidity. Although Empire expects that its sources of funding will be adequate to fund its liquidity requirements, no assurance can be given that such funding sources will be adequate to meet Empire’s future needs.

Liquidity

As noted below, our working capital is negative as of September 30, 2024, which is primarily the result of a higher level of payables related to capital spending as part of our Starbuck Drilling Program in North Dakota. In addition, Empire was not in compliance with the current ratio covenant under the Revolver as of September 30, 2024; however, Empire obtained a compliance waiver from the lender for September 30, 2024. As of September 30, 2024, we had approximately $3.1 million in cash on hand and approximately $0.2 million available on the Revolver. Empire will require additional funds to be in compliance with debt covenants and satisfy the payables discussed above which are greater than estimated cash flows from operations over the next 12 months. Phil Mulacek and Energy Evolution Master Fund, Ltd, both related parties of Empire and our largest two shareholders, owning 20.3% and 31.4%, respectively, of the common shares outstanding as of September 30, 2024, have indicated that they will, and have the ability to, provide sufficient support to sustain the operating, investing, and financing activities of Empire, as necessary. In addition to the November Rights Offering, discussed elsewhere in this document, management continues to seek additional sources of capital via the debt or equity markets to improve liquidity going forward. See the liquidity and going concern discussion included in notes to unaudited interim condensed consolidated financial statements, presented elsewhere in this document, for further discussion of management’s plans.

Empire expects to continue to incur costs related to drilling activities in core areas as well as future oil and natural gas acquisitions in core areas. As of September 30, 2024, Empire has incurred approximately $38.3 million of additions to oil and natural gas properties, primarily related to the drilling program in the Starbuck field of North Dakota. It is expected that Empire will use a combination of debt or equity issuances, cash on hand, and cash flows from operations to fund capital programs, ongoing operations, and any potential acquisitions.

Working Capital

Working capital, presented below, decreased by approximately $9.0 million between December 31, 2023, and September 30, 2024. This change was primarily driven by payables related to the Starbuck Drilling Program in North Dakota and a lower cash balance at September 30, 2024.

	September 30, 2024	December 31, 2023

Current Assets	$11,731,003	$18,744,904
Current Liabilities	(26,993,885)	(25,049,572)
Working Capital	$(15,262,882)	$(6,304,668)

Cash Flows

	Nine Months Ended September 30,
	2024	2023	Variance
Cash Flows Provided By (Used In):
Operating Activities	$14,917,374	$(5,957,231)	$20,874,605
Investing Activities	(49,274,023)	(5,519,179)	(43,754,844)
Financing Activities	29,713,857	10,566,802	19,147,055

Cash Flows from Operating Activities

The impact of higher oil production and lower workover expenses in 2024 compared to 2023 contributed to the increase in cash flows from operating activities.

Cash Flows from Investing Activities

Cash flows from investing activities in the first nine months of 2024 include approximately $48.8 million of additions to oil and natural gas properties primarily due to the development of our operations as part of our Starbuck Drilling Program in North Dakota.

Cash Flows from Financing Activities

Cash flow from financing activities in 2024 includes net proceeds from the April Rights Offering of approximately $20.5 million (see Note 10). In addition, cash flows from financing activities in 2024 includes $5.0 million from a promissory note issued to Empire by a related party and approximately $4.0 million borrowed on Empire’s Revolver (see Note 8).

Capital Resources

Capital Expenditures

For the nine months ended September 30, 2024, Empire incurred approximately $38.3 million of additions to oil and natural gas properties which primarily reflects continued drilling and completions activity related to our Starbuck Drilling Program in North Dakota.

Production and Operating Data

The following table sets forth a summary of Empire’s production and operating data for the three and nine months ended September 30, 2024 and 2023. Because of normal production declines, increased or decreased production due to future acquisitions, divestitures, and development, and fluctuations in commodity prices, the historical information presented below should not be interpreted as being indicative of future results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Production and Operating Data:
Net Production Volumes:
Oil (Bbl)	144,674	120,177	435,717	368,847
Natural Gas (Mcf)	255,195	195,908	708,258	638,419
Natural Gas Liquids (Bbl)	39,137	35,568	113,534	106,002
Total (Boe)	226,344	188,396	667,294	581,252

Average Price per Unit:
Oil (Bbl)	$71.48	$78.98	$73.60	$74.77
Natural Gas (Mcf)	$0.03	$2.10	$0.38	$2.06
Natural Gas Liquids (Bbl)	$13.84	$11.57	$13.87	$12.06
Total (Boe)	$48.12	$54.75	$50.83	$51.91

Operating Costs and Expenses per Boe:
Lease Operating Expense	$29.75	$37.42	$32.47	$35.56
Production and Ad Valorem Taxes	$4.35	$4.21	$4.32	$3.91
Depreciation, Depletion, Amortization and Accretion	$13.72	$6.36	$12.36	$5.74
General and Administrative Expense:
General and Administrative Expense	$16.06	$13.70	$13.29	$12.90
Stock-Based Compensation	$1.48	$0.84	$2.45	$3.94
Total General and Administrative Expense	$17.54	$14.54	$15.74	$16.84

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

Three Months Ended September 30, 2024 and 2023

Results of Operations

The following table reflects Empire’s summary operating information. Because of normal production declines, increased or decreased drilling activity and the effects of acquisitions, the historical information presented below should not be interpreted as indicative of future results.

	Three Months Ended September 30,
	2024	2023	Variance	Variance %

Oil Revenues	$10,341,280	$9,492,127	$849,153	9%
Natural Gas Revenues	8,547	411,217	(402,670)	-98%
NGL Revenues	541,755	411,624	130,131	32%
Total Product Revenues	10,891,582	10,314,968

Lease Operating Expense (Including Workovers)	6,733,611	7,050,054	(316,443)	-4%
Production and Ad Valorem Taxes	984,075	792,241	191,834	24%
Depreciation, Depletion, Amortization and Accretion	3,105,491	1,198,448	1,907,043	159%
General and Administrative Expense:
General and Administrative Expense	3,635,917	2,580,464	1,055,453	41%
Stock-based Compensation	335,077	158,792	176,285	111%
Total General and Administrative Expense	3,970,994	2,739,256	1,231,738	45%

Interest Expense	196,306	249,796	(53,490)	-21%

Operating Loss	(3,416,603)	(2,633,902)	(782,701)	30%
Net Loss	(3,639,614)	(2,747,628)	(891,986)	32%

Revenues

Revenues for the three months ended September 30, 2024, increased slightly compared to the prior year primarily due to higher oil, natural gas and NGL sales volumes, substantially offset by lower realized oil and natural gas prices.

Net oil sales volumes were approximately 145,000 Bbls for the three months ended September 30, 2024, an increase of approximately 20% over the same period in the prior year. Oil volumes in third-quarter 2024 increased primarily due to new wells completed in North Dakota during the period as well as the acquisition of additional working interest in New Mexico.

Realized oil prices for the three months ended September 30, 2024, were $71.48 per barrel, while realized prices for the same period in the prior year were $78.98 per barrel, a decrease in price of approximately 9%.

Realized natural gas prices for the three months ended September 30, 2024, were $0.03 per mcf, while realized prices for the same period in the prior year were $2.10 per mcf. This is primarily due to the depressed natural gas prices in the third quarter of 2024 in New Mexico.

Realized NGL prices for the three months ended September 30, 2024, were $13.84 per barrel, while realized prices for the same period in the prior year were $11.57 per barrel, an increase in price of approximately 20%.

Lease Operating Expense and Production Taxes

Lease operating expense was lower for the three months ended September 30, 2024, compared to the same period in 2023 primarily due to lower workover costs. Lease operating expense includes approximately $1.4 million of workover expense for the three months ended September 30, 2024, as compared to $3.2 million for the same period in 2023. The higher workover expense in 2023 was primarily in New Mexico as Empire continued to work over wells in the region to enhance and maintain production.

Production taxes were higher for the three months ended September 30, 2024, compared to the same period in 2023 as a result of the higher product revenues discussed above.

Depreciation, Depletion, Amortization and Accretion

The higher DD&A for the three months ended September 30, 2024, compared to the same period in 2023 is due in part to the increase in production, the acquisition of additional working interest as well as the impact of the capitalized costs associated with the new drilling activity as part of our Starbuck Drilling Program in North Dakota.

General and Administrative Expense

General and administrative expense, excluding stock-based compensation, increased for the three months ended September 30, 2024, compared to the same period in 2023 primarily due to an increase in salaries and benefits period over period associated with an increase in employee headcount.

Stock-based Compensation

Empire utilizes stock-based compensation to compensate the Board, members of management, and retain talented personnel. Empire anticipates stock-based compensation to continue to be utilized in 2024 and beyond to attract and retain talented personnel and compensate Board members and consultants.

Interest Expense

Interest expense decreased for the three months ended September 30, 2024, compared to the same period in 2023 primarily due to lower cash interest expense from lower average debt balances in the third quarter of 2024 compared to third-quarter 2023.

Nine Months Ended September 30, 2024 and 2023

Results of Operations

The following table reflects Empire’s summary operating information. Because of normal production declines, increased or decreased drilling activity and the effects of acquisitions, the historical information presented below should not be interpreted as indicative of future results.

	Nine Months Ended September 30,
	2024	2023	Variance	Variance %

Oil Revenues	$32,070,516	$27,578,453	$4,492,063	16%
Natural Gas Revenues	269,844	1,315,938	(1,046,094)	-79%
NGL Revenues	1,574,995	1,278,759	296,236	23%
Total Product Revenues	33,915,355	30,173,150

Lease Operating Expense (Including Workovers)	21,663,719	20,669,217	994,502	5%
Production and Ad Valorem Taxes	2,883,240	2,271,630	611,610	27%
Depreciation, Depletion, Amortization and Accretion	8,250,400	3,338,615	4,911,785	147%
General and Administrative Expense:
General and Administrative Expense	8,869,034	7,497,947	1,371,087	18%
Stock-based Compensation	1,636,714	2,289,237	(652,523)	-29%
Total General and Administrative Expense	10,505,748	9,787,184	718,564	7%

Interest Expense	1,246,575	671,982	574,593	86%

Operating Loss	(9,740,056)	(7,158,122)	(2,581,934)	36%
Net Loss	(12,004,581)	(7,672,128)	(4,332,453)	56%

Revenues

Revenues for the nine months ended September 30, 2024, increased compared to the prior year primarily due to higher oil, natural gas, and NGL sales volumes, partially offset by lower realized oil and natural gas prices.

Net oil sales volumes were approximately 436,000 Bbls for the nine months ended September 30, 2024, an increase of approximately 18% over the same period in the prior year. Oil volumes in 2024 increased primarily due to new wells completed in North Dakota during the period as well as the acquisition of additional working interest in New Mexico.

Realized oil prices for the nine months ended September 30, 2024, were $73.60 per barrel, while realized prices for the same period in the prior year were $74.77, a decrease in price of approximately 2%.

Realized natural gas prices for the nine months ended September 30, 2024, were $0.38 per mcf, while realized prices for the same period in the prior year were $2.06, a decrease in price of approximately 72%. The lower prices in 2024 are primarily due to depressed natural gas prices in New Mexico during the period.

Realized NGL prices for the nine months ended September 30, 2024, were approximately $13.87 per barrel, while realized prices for the same period in the prior year were approximately $12.06 per barrel, an increase in price of approximately 15%.

Lease Operating Expense and Production Taxes

The increase in lease operating expense for the nine months ended September 30, 2024, was primarily associated with an increase in production, partially offset by lower workover expenses year over year. Lease operating expense includes approximately $5.3 million of workover expense for the nine months ended September 30, 2024, as compared to $8.9 million for the same period in 2023. The higher workover expense in 2023 was primarily in New Mexico as Empire continued to work over wells in the region to enhance and maintain production.

Production taxes were higher for the nine months ended September 30, 2024, compared to the same period in 2023 as a result of the higher product revenues discussed above.

Depreciation, Depletion, Amortization and Accretion

The higher DD&A in 2024 is due in part to the increase in production, the acquisition of additional working interest in New Mexico as well as the impact of the capitalized costs associated with drilling activity associated with our Starbuck Drilling Program in North Dakota.

General and Administrative Expense

General and administrative expense, excluding stock-based compensation, increased for the nine months ended September 30, 2024, compared to the same period in 2023 primarily due to an increase in salaries and benefits period over period associated with an increase in employee headcount.

Stock-based Compensation

Empire utilizes stock-based compensation to compensate members of the Board, management, and retain talented personnel. Empire anticipates stock-based compensation to continue to be utilized in 2024 and beyond to attract and retain talented personnel and compensate Board members and consultants. The decrease year over year is primarily due to Board of Directors awards in 2023.

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

Item 4.         CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, Empire carried out an evaluation under the supervision and participation of Empire’s Principal Executive Officer and Principal Financial Officer, along with our management, of the effectiveness of the design and operation of Empire’s disclosure controls and procedures as defined in Securities Exchange Act Rule 13a-15(e). Based on this evaluation, Empire’s Principal Executive Officer and Principal Financial Officer concluded that the disclosure controls and procedures were effective, as of the end of the period covered by this report, in ensuring the information required to be disclosed by Empire in the reports it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including Empire’s Chief Executive Officer (principal executive officer and principal financial officer) to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

While we continue to implement design enhancements to our internal control procedures, there were no changes to our internal control over financial reporting during the three months ended September 30, 2024, which were identified in connection with the evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  It is management’s expectation that Empire will implement enhanced controls throughout 2024 with additional controls implemented as they are identified by management. Management will continue to diligently and rigorously review the financial reporting controls and procedures on an ongoing basis.

Inherent Limitations on Effectiveness of Controls

Empire’s disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their desired objectives. Management recognizes that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of their inherent limitations, disclosure controls and procedures and internal control over financial reporting may not prevent or detect all errors or misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

For information regarding legal proceedings, see Note 15 of the Unaudited Interim Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On August 8, 2024, Empire issued 16,800 shares of common stock to Energy Evolution in exchange for extension of the Purchase Option. For a description of the Purchase Option and its extension, see Note 3 of the Unaudited Interim Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

The issuance of such shares of common stock was not registered under the Securities Act of 1933, as amended, in reliance upon the exemption from the registration requirements of that Act provided by Section 4(a)(2) thereof. Energy Evolution is a sophisticated accredited investor with the experience and expertise to evaluate the merits and risks of an investment in Empire and the financial means to bear the risks of such an investment.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Empire was not informed by any of its directors or Section 16 officers of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K, during the third quarter of 2024.

Item 6.	Exhibits

10.1

Note Repayment and Loan Termination Agreement dated as of July 31, 2024, by and among Petroleum Independent & Exploration, LLC, Empire Texas LLC and Empire Petroleum Corporation (incorporated herein by reference to Exhibit 10 to Empire’s Form 8-K dated July 31, 2024, which was filed on August 6, 2024).

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

Empire Petroleum Corporation

Date: November 13, 2024	By:	/s/ Michael R. Morrisett
Michael R. Morrisett
Chief Executive Officer and President
(Principal Executive Officer and Principal Financial Officer)

