Form 10-K
period 2024-12-31
EMPIRE PETROLEUM CORP
filed 2025-03-27
CIK 887396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

 OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the closing sales price of such common equity as of the last business day of the registrant's most recently completed second fiscal quarter, was $72,446,281.

The number of shares of the registrant's common stock, $0.001 par value, outstanding as of March 25, 2025 was 33,700,234.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2025 annual meeting of stockholders have been incorporated by reference into Part III of this Annual Report on Form 10-K.

EMPIRE PETROLEUM CORPORATION

FORM 10-K

FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K constitute "forward-looking statements” within the meaning Section 27A of the Securities Act of 1933, as amended (the "Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act”). Additionally, forward-looking statements may be made orally or in press releases, conferences, reports, on our website or otherwise, in the future by us or on our behalf. All statements, other than statements of historical facts, which address activities, events, or developments that Empire expects, believes, or anticipates will or may occur in the future, including future sources of financing and other possible business developments, are forward-looking statements.

By their very nature, forward-looking statements require management to make assumptions that may not materialize or that may not be accurate. Forward-looking statements are subject to known and unknown risks and uncertainties and other factors that may cause actual results, levels of activity and achievements to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from the results discussed in such forward-looking statements include, but are not limited to, those discussed in Item 1A (“Risk Factors”) and elsewhere in this Form 10-K and in other documents that we file with or furnish to the Securities and Exchange Commission (the “SEC”), and the following:

•	changes in oil, natural gas and natural gas liquids prices and the demand for oil, natural gas and natural gas liquids;
•	our ability to replace reserves and efficiently develop current reserves;
•	uncertainties inherent in estimating oil and gas reserves;
•	management’s ability to execute our business plan;
•	delays and other difficulties related to producing oil, natural gas and natural gas liquids;
•	delays and other difficulties related to regulatory and governmental approvals and restrictions;
•	availability of sufficient capital to execute management’s business plan, including future cash flows from operations, available borrowing capacity under revolving credit facilities, from our two largest stockholders and otherwise;
•	management's ability to make acquisitions on economically acceptable terms and management's ability to integrate acquisitions;
•	weather and environmental conditions;
•	unforeseen engineering, mechanical or technological difficulties in working over wells;
•	costs of operations and operating hazards;
•	competition from other natural resource companies;
•	unanticipated reductions in the borrowing base under the revolving credit facility we are party to;
•	the availability of sufficient pipeline and other transportation facilities and equipment to carry our production to market and the impact of these facilities on our realized prices;
•	our ability to retain key members of senior management and key technical and financial employees;
•	the identification of and severity of adverse events and governmental responses to these or other environmental events;
•	future Environmental, Social and Governance compliance developments and increased attention to such matters which could adversely affect our ability to raise equity and debt capital;
•	the effect of our derivative activities;
•	impacts of public health crises, pandemics and epidemics, such as the coronavirus pandemic ("COVID-19");
•	A cyber incident involving our information systems and related infrastructure, or that of our business partners;
•	the effects of governmental and environmental regulation; and
•	general economic conditions including inflation, tariffs and interest rates.

All forward-looking statements are expressly qualified in their entirety by the cautionary statements in this section and elsewhere in this Form 10-K. Other than as required by applicable securities laws, we undertake no duty to update these forward-looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations, or otherwise. Readers should not place undue reliance on these forward-looking statements. All forward-looking statements speak only as of the date of this report or, if earlier, as of the date they were made.

GLOSSARY OF TERMS

The following are abbreviations and definitions of certain terms used within this Annual Report on Form 10-K.

ASC – Accounting Standards Codification.

ASU – Accounting Standards Update.

Basin – A large natural depression on the earth’s surface in which sediments, generally brought by water, accumulate.

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

CG&A – Cawley, Gillespie & Associates, Inc.

Completion – The process of treating a drilled well followed by the installation of permanent equipment for the production of oil or natural gas, or in the case of a dry hole, the reporting of abandonment to the appropriate agency.

DD&A – Depreciation, depletion and amortization.

Development Well – A well drilled within the proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive.

EPA – United States Environmental Protection Agency.

ESG – Environmental, Social and Governance.

Exploratory Well – A well drilled to find and produce oil or gas in an unproved area, to find a new reservoir in a field previously found to be productive of oil or gas in another reservoir, or to extend a known reservoir. Generally, a well that is not a development well, a service well, or a stratigraphic test well.

FASB – Financial Accounting Standards Board.

Federal Deposit Insurance Corporation or FDIC – An independent agency created by the Congress to maintain stability and public confidence in the nation’s financial system. The FDIC insures deposits; examines and supervises financial institutions for safety, soundness, and consumer protection; makes large and complex financial institutions resolvable; and manages receiverships.

Field – An area consisting of a single reservoir or multiple reservoirs all grouped on or related to the same individual geological structural feature and/or stratigraphic condition.

GHG – Greenhouse gas.

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

Mcf – One thousand cubic feet.

MMcf – One million cubic feet.

National Institute of Standards and Technology or NIST – An agency of the United States Department of Commerce whose mission is to promote American innovation and industrial competitiveness.

Net acres or net wells – The sum of the fractional working interests owned in gross acres or gross wells.

New York Mercantile Exchange – A commodity futures exchange owned and operated by CME Group of Chicago.

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

New Mexico Oil Conservation Division – The New Mexico Oil Conservation Division regulates oil and gas activity in New Mexico. The Division gathers well production data, permits new wells, enforces the division’s rules and the state’s oil and gas statutes, makes certain abandoned wells are properly plugged, and ensures the land is responsibly restored.

Operator – An oil and gas joint venture participant that manages the joint venture, pays venture costs, and bills the venture’s non-operators for their share of venture costs. The operator is also responsible to market all oil, gas, and NGLs production, except for those non-operators who take their production in-kind.

OTCQB – The over-the-counter (“OTC”) market exchange for the middle tier of three marketplaces for trading OTC stocks.

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

Proved undeveloped reserves – Reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required.

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

Reasonable Certainty – A high degree of confidence.

Recompletion – The process of re-entering an existing wellbore that is either producing or not producing and completing in new reservoirs in an attempt to establish or increase existing production.

Reservoir – A porous and permeable underground formation containing a natural accumulation of producible oil and/or natural gas that is confined by impermeable rock or water barriers and is separate from other reservoirs.

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

WTI – West Texas Intermediate.

XTO – XTO Holdings, LLC, a subsidiary of ExxonMobil.

Energy equivalent is determined by using the ratio of one barrel of crude oil, condensate or NGLs to six Mcf of natural gas.

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

Overview

Empire Petroleum Corporation is an independent energy company that engages in unlocking value in developed assets. Empire operates the following wholly-owned subsidiaries in its areas of operations:

●	Empire New Mexico LLC (“Empire New Mexico”), consisting of the following entities:

○	Empire New Mexico LLC d/b/a Green Tree New Mexico
○	Empire EMSU LLC
○	Empire EMSU-B LLC
○	Empire AGU LLC
○	Empire NM Assets LLC

●	Empire North Dakota (“Empire North Dakota”), consisting of the following entities:
○	Empire North Dakota LLC (“Empire North Dakota”)

○	Empire ND Acquisition LLC (“Empire NDA”)

●	Empire Texas (“Empire Texas”), consisting of the following entities:

○	Empire Texas LLC

○	Empire Texas Operating LLC

○	Empire Texas GP LLC

○	Pardus Oil & Gas Operating, LP (owned 1% by Empire Texas GP LLC and 99% by Empire Texas LLC)

●	Empire Louisiana LLC (“Empire Louisiana”)

Empire was incorporated in the state of Delaware in 1985. The consolidated financial statements of Empire Petroleum Corporation and subsidiaries include the accounts of the Company and its wholly-owned subsidiaries.

Our mission is to increase shareholder value by building oil and natural gas reserves in strategic plays in the United States. To accomplish its mission, we plan to execute the following business strategies:

●	Cost-effectively optimize well production

●	Reduce unit operating costs and improve margins
●	Target proved developed producing acquisitions in predictable fields that have historically had low production decline and long lives

●	Focus on high-quality assets that add scale and provide synergies to our existing portfolio and core areas of operation

We operate as a single operating segment. For additional information, see Note 18 – Segment Reporting of Notes to Consolidated Financial Statements.

Available Information

Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as well as proxy statements and other information we file with, or furnish to, the SEC are available free of charge on our website at www.empirepetroleumcorp.com. We make these documents available as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. The information contained on our website, or available by hyperlink from our website, is not incorporated into this Form 10-K or other documents we file with, or furnish to, the SEC. We intend to use our website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation Fair Disclosure. Such disclosures will be included on our website in the “Investor Relations” sections. Accordingly, investors should monitor such portions of our website, in addition to following our press releases, SEC filings and public conference calls and webcasts.

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

Properties

We are an independent operator in four geographic areas in the United States. For our operated properties, we manage and influence production using a combination of experienced field personnel and third-party service providers to execute our mission. Our producing properties have reasonably predictable production profiles and cash flows, subject to commodity price and cost fluctuations.

As is common in the industry in which we operate, we selectively participate in drilling and developmental activities in non-operated properties. Decisions to participate in non-operated properties are made after technical and economic analysis of the projects which also considers the operating expertise and historical track record of the operators.

Empire New Mexico

Empire New Mexico was formed when we purchased producing assets from XTO in May 2021. These assets are located in Lea County, New Mexico, and include approximately 714 gross (529 net) producing and injection wells on a contiguous and consolidated acreage position consisting of 48,000 gross (41,000 net). We also have 15 royalty interest (“RI”) wells with an average overriding royalty interest (“ORRI”) of 0.6%. Empire New Mexico’s assets primarily produce oil with accompanying natural gas and NGLs production. Empire New Mexico’s properties are located in Grayburg/San Andres (primary source of production), Queen-Seven Rivers-Yates, Devonian, Abo, Blineberry, Tubb, and Drinkard formations.

Empire North Dakota

Empire North Dakota includes approximately 232 gross (108 net) producing or injection wells on 24,480 gross (18,480 net) acres in North Dakota and western Montana. We also have smaller nonoperating interests in 106 gross (less than 1 net) vertical wells. These properties primarily produce oil with some related gas production. Assets are located in Madison (primary source of production), Bakken, Duperow, Red River, and Ratcliffe/Mission Canyon formations.

The existing producing properties have experienced near-flat production rates over the last five years. We have been able to capitalize on operational improvements to allow a more immediate recovery of reserves.

In the fourth quarter of 2023, the Company commenced a program to further develop its Starbuck Field located in North Dakota (the “Starbuck Drilling Program”). The Starbuck Drilling Program’s first well came online in December 2023 and a total of 13 wells in the Upper Charles formation have been placed in production as of the filing date of this report. The Company is currently optimizing completions while increasing the core production through its enhanced oil recovery (“EOR”) program.

As the Starbuck Field is strategically designed for EOR production, the Company has experienced an increase in production throughout 2024 which is anticipated to continue into 2025.

Empire has also logged five vertical pilot wells to help identify additional pay and extend existing reservoirs, which has confirmed three additional primary zones of interest and two secondary zones of interest. In addition, the Company has drilled a vertical appraisal well in the Starbuck Field to core two new target zones for development. The two new primary target zones of development have been successfully cored and the cores are under analysis. The data will then be added to a future development plan while the vertical wells have been placed in production during 2024.

Empire Texas

Empire Texas includes approximately 119 gross (106 net) producing wells on approximately 43,000 gross (30,000 net) acres as well as 77 miles of gathering lines and pipelines with related facilities and equipment. Empire Texas owns concentrated acreage and stacked pay in the historically prolific East Texas Basin. Assets are concentrated in the Fort Trinidad Field in Houston and Madison Counties with high working interest and historical production from eight separate formations. We have begun technical work for uplift opportunities in Texas.

In the fourth quarter of 2024, the Company initiated a return-to-production program on four wells primarily focused on facility work on the existing saltwater disposal system.

Empire Louisiana

Empire Louisiana includes 7 gross (5 net) producing wells and three saltwater disposal wells in the Miocene, Frio, Cockfield, and Wilcox formations. Empire Louisiana’s assets primarily produce oil.

Production and Operating Data

The following table sets forth a summary of our production and operating data. Because of normal production declines, increased or decreased production due to future acquisitions, divestitures, and development, fluctuations in commodity prices and the effects of acquisitions or divestitures, the historical information presented below should not be interpreted as being indicative of future results.

	For the Years Ended December 31,
	2024	2023
Production and operating data:
Net sales volumes:
Oil (Bbl)	581,159	487,869
Natural gas (Mcf)	916,955	854,274
Natural gas liquids (Bbl)	150,091	136,013
Total (Boe)	884,076	766,261

Average price per unit:
Oil (1)	$71.44	$75.19
Natural gas	$0.37	$2.02
Natural gas liquids	$14.21	$12.21
Total (Boe)	$49.76	$52.29

Operating costs and expenses per Boe:
Lease operating expense (excluding workovers)	$24.46	$21.70
Workovers	$6.71	$15.65
Total Lease operating expense	$31.16	$37.36
Production and ad valorem taxes	$4.26	$3.97
Depreciation, depletion, amortization and accretion	$12.74	$6.33
General & administrative (excluding stock-based compensation)	$14.23	$15.71
Stock-based compensation	$2.44	$4.10
Total General & administrative	$16.67	$19.81

(1) Excludes the effect of net cash receipts from (payments on) derivatives.

At December 31, 2024 and 2023, we had approximately 1,072 gross (748 net) producing and injection wells.

We have no firm delivery commitments for oil or natural gas.

Oil and Natural Gas Reserves

Our primary mission is to optimize existing producing properties; as such, there are no reserves estimated for undeveloped properties, though we own acreage that can be drilled in the future and are also a non-operator WI owner on acreage subject to future drilling activities. The following table represents our oil and natural gas reserves:

	Oil	Natural Gas	NGLs	Total
	(MBbl)	(MMcf)	(MBbl)	MBoe
Proved developed at December 31, 2024	7,001	6,064	1,215	9,227
Proved developed at December 31, 2023	6,924	6,104	1,171	9,112

Net proved reserves were calculated using an unweighted arithmetic average of the first-day-of-the-month price within the 12-month period for the year. All prices and costs associated with operating wells were held constant in accordance with SEC guidelines. Prices of $71.66 per barrel of oil, $0.95 per Mcf and $24.54 per barrel of NGLs were utilized at December 31, 2024. Prices of $75.45 per barrel of oil, $1.51 per Mcf and $9.82 per barrel of NGLs were utilized at December 31, 2023.

Reserve Estimation Process

Reserve estimation is a subjective process as the underground accumulations of crude oil and natural gas cannot be measured in an exact manner, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Estimates of economically recoverable oil and natural gas reserves depend on several variable factors, including but not limited to historical production from the area compared with production from other producing areas, and assumptions about: reservoir size; the effects of regulations by governmental agencies; future oil and natural gas prices; future operating costs; severance and excise taxes; operational risks; development costs; and workover and remedial costs.

Some or all of these assumptions may vary considerably from actual results. For these and other reasons, estimates of the economically recoverable quantities of oil and natural gas attributable to any group of properties, classifications of those oil and natural gas reserves based on the risk of recovery, and estimates of the future net cash flows from oil, and natural gas reserves prepared by different engineers or by the same engineers but at different times may vary substantially. Such estimates may be subject to periodic downward or upward adjustments. Actual production, revenues, and expenditures regarding our oil, NGLs, and natural gas reserves will likely vary from estimates, and those variances may be material.

We engage and consult with an independent petroleum engineering firm, CG&A, to prepare our annual reserve estimates and rely on CG&A’s expertise to ensure that reserve estimates are prepared in accordance with SEC guidelines. The technical person primarily responsible for the preparation of the reserve report is Zane Meekins, Executive Vice President. Mr. Meekins has been with CG&A since 1989 and graduated from Texas A&M University in 1987 with a bachelor’s degree in petroleum engineering. He is a registered professional engineer in Texas and has more than 30 years of experience in the estimation and evaluation of oil and natural gas reserves. He is also a member of the Society of Petroleum Engineers and the Society of Petroleum Evaluation Engineers.

The primary inputs to the reserve estimation process are technical information, financial data, ownership interest and production data. The relevant field and reservoir technical information, which is updated at least annually, is assessed for validity when CG&A has technical meetings with our personnel. Our accounting records, operational data and well information used in the reserve estimation process are subject to internal and external quarterly reviews, annual audits, and internal controls over financial reporting. Our reserves database is updated and maintained by our Senior Reserves Engineer who has the appropriate technical qualifications to maintain and assist in the preparation of reserve estimates. The Senior Reserves Engineer has over 40 years of industry experience, a degree in engineering from Tulane University in 1978, a licensed professional, and holds several memberships in professional petroleum engineer organizations. Once the reserves database has been appropriately updated, Empire will meet with CG&A who will then review the relevant information and validate the estimates. CG&A will work with the Senior Reserves Engineer to resolve any differences in reserve estimates. CG&A will then finalize the reserve report once any differences are resolved and provide a final report to the Company.

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

We sell our natural gas and NGLs under purchase contracts using market-based pricing, which is primarily sold at the lease location.

Principal Customers

We sell our oil, natural gas, and NGLs production to marketers which is transported by truck or pipeline to storage facilities arranged by the marketers. Our marketing of oil and natural gas can be affected by factors beyond our control, the effects of which cannot be accurately predicted.

For 2024, 78% of revenues from oil, natural gas, and NGLs sales were to four customers. For 2023, 70% of revenues from oil, natural gas, and NGLs sales were to four customers. No other purchaser accounted for more than 10% of our total revenues during the respective periods. While the loss of these purchasers may result in a temporary interruption in sales of, or a lower price for, our production, we believe that the loss of these purchasers would not have a material adverse effect on our operations, as there are alternative purchasers in our producing regions.

Competition

The oil and natural gas industry in the areas in which we operate is highly competitive. We encounter strong competition from numerous parties, ranging generally from small independent producers to major integrated companies. We primarily encounter significant competition in acquiring properties. At higher commodity prices, we also face competition in contracting for oil field services, rigs, pressure pumping and workover equipment, and securing trained personnel. Many of these competitors have financial, technical and personnel resources substantially larger than ours. As a result, our competitors may be able to pay more for desirable properties, or to evaluate, bid for and purchase a greater number of properties or prospects than our financial or personnel resources will permit.

In addition to competition for drilling, pressure pumping and workover equipment, we are also affected by the availability of related equipment and materials. The oil and natural gas industry periodically experiences shortages of drilling and workover rigs, equipment, pipe, materials, and personnel, which can delay workover and exploration activities and cause significant price increases. We are unable to predict the timing or duration of any such shortages.

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

Markets and Price Volatility

The market price of oil and natural gas is volatile, subject to speculative movement and depends upon numerous factors beyond our control, including expectations regarding inflation, global and regional demand, political and economic conditions and production costs. Future profitability, if any, will depend substantially upon the prevailing prices for oil and natural gas.  If the market price for oil and natural gas remains depressed in the future, it could have a material adverse effect on our ability to raise the additional capital necessary to finance operations. Lower oil and natural gas prices may also reduce the amount of oil and natural gas, if any, that can be produced economically from our properties.  We anticipate that the prices of oil and natural gas will fluctuate in the near future.

Title to Properties

Our title to properties are subject to royalty, overriding royalty, carried, net profits, working and other similar interests and contractual arrangements customary in the oil and natural gas industry, to liens for current taxes not yet due and to other encumbrances. As is customary in the industry in the case of undeveloped properties, only cursory investigation of record title is made at the time of acquisition. Drilling title opinions are usually prepared before commencement of drilling operations. We believe we have satisfactory title to substantially all of our active properties in accordance with standards generally accepted in the natural gas and oil industry. Nevertheless, we are involved in title disputes from time to time that may result in litigation.

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

The Comprehensive Environmental, Response, Compensation, and Liability Act (“CERCLA”), also known as the Superfund law, and comparable state statutes impose strict, joint and several liabilities on owners and operators of sites and on persons who disposed of or arranged for the disposal of “hazardous substances” found at such sites. These persons include the owner or operator of the site where the release occurred, persons who disposed or arranged for the disposal of hazardous substances at the site, and any person who accepted hazardous substances for transportation to the site. CERCLA authorizes the EPA, state environmental agencies, and in some cases third parties, to take actions in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. It is not uncommon for the neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. Although CERCLA currently excludes petroleum from its definition of “hazardous substance,” state laws affecting our operations may impose clean-up liability relating to petroleum and petroleum related products.

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

Various state governments and regional organizations comprising state governments have enacted legislation and promulgated rules restricting GHG emissions or promoting the use of renewable energy, and additional such measures are frequently under consideration. Although it is not possible at this time to estimate how potential future requirements addressing GHG emissions would impact operations on the Company properties and revenue, either directly or indirectly, any future federal, state or local laws or implementing regulations that may be adopted to address GHG emissions could require the operators of our properties to incur new or increased costs to obtain permits, operate and maintain equipment and facilities, install new emission controls, acquire allowances to authorize GHG emissions, pay taxes related to GHG emissions or administer a GHG emissions program. Regulation of GHGs could also result in a reduction in demand for and production of oil and natural gas. Additionally, to the extent that unfavorable weather conditions are exacerbated by global climate change or otherwise, the Company properties may be adversely affected to a greater degree than previously experienced.

Our sales of crude oil are affected by the availability, terms, and cost of transportation. The transportation of oil in common carrier pipelines is also subject to rate regulation. The Federal Energy Regulatory Commission (“FERC”), regulates interstate oil pipeline transportation rates under the Interstate Commerce Act. Intrastate oil pipeline transportation rates are subject to regulation by state regulatory commissions. The basis for intrastate oil pipeline regulation, and the degree of regulatory oversight and scrutiny given to intrastate oil pipeline rates, varies from state to state. Insofar as effective interstate and intrastate rates are equally applicable to all comparable shippers, we believe that the regulation of oil transportation rates will not affect our operations in any way that is of material difference from those of our competitors. Further, interstate and intrastate common carrier oil pipelines must provide service on a non-discriminatory basis. Under this open access standard, common carriers must offer service to all shippers requesting service on the same terms and under the same rates. When oil pipelines operate at full capacity, access is governed by pro-rationing provisions set forth in the pipelines’ published tariffs. Accordingly, we believe that access to oil pipeline transportation services generally will be available to us to the same extent as to our competitors.

Employees

At December 31, 2024, we had 63 full-time employees, not including contract personnel and outsourced service providers. Our team is broadly experienced in oil and natural gas operations and follows a strategy of outsourcing most accounting, human resources, and other non-core functions.

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

Reserves

The Standardized Measure of estimated reserves may not be accurate estimates of the current fair value of estimated proved oil and natural gas reserves.

Standardized Measure is a reporting convention that provides a common basis for comparing oil and natural gas companies subject to the rules and regulations of the SEC. This measure requires the use of operating and development costs prevailing as of the date of computation. Consequently, it will not reflect the prices ordinarily received or that will be received for oil and natural gas production because of varying market conditions, nor may they reflect the actual costs that will be required to produce or develop the oil and natural gas properties. Accordingly, estimates included in this report of future net cash flows may be materially different from the future net cash flows that are ultimately received. In addition, the 10 percent discount factor, which is required by the rules and regulations of the SEC to be used in calculating discounted future net cash flows for reporting purposes, may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the oil and natural gas industry in general.

Therefore, the Standardized Measure included in this report should not be construed as an accurate estimate of the current market value of our proved reserves.

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

Numerous uncertainties exist in estimating quantities of proved reserves and future net cash flows therefrom. Estimates of proved reserves and related future net cash flows are based on various assumptions, which may ultimately prove to be inaccurate. Petroleum engineering is a subjective process of estimating accumulations of oil and natural gas that cannot be measured in an exact manner. Estimates of economically recoverable oil and natural gas reserves and of future net cash flows depend upon a number of variable factors and assumptions, including the following:

•	historical production from the area compared with production from other producing areas;
•	the assumed effects of regulations by governmental agencies;
•	the quality, quantity and interpretation of available relevant data;
•	assumptions concerning future commodity prices; and
•	assumptions concerning future operating costs, severance and ad valorem taxes, development costs and workover costs including remediation.

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

New technologies may cause our exploration and development methods to become obsolete, causing an adverse effect on our production.

Our industry is subject to rapid and significant technological advancements, including the introduction of new products and services using new technologies. As competitors use or develop new technologies, we may be at a competitive disadvantage, and competitive pressures may force us to implement new technologies at a substantial cost. In addition, our competitors may have greater financial, technical, and personnel resources that allow them to enjoy technological advantages and may allow them to implement new technologies before we can. We cannot be sure that we can implement technologies timely or at an acceptable cost. One or more technologies we use or that we may implement may become obsolete or may not work as we expected, and we may be hurt financially and operationally as a result.

Financing

We have indebtedness and may incur substantially more debt. Higher levels of indebtedness make us more vulnerable to economic downturns and adverse business developments.

Our total indebtedness at December 31, 2024, was $11.3 million. At December 31, 2024, commitments from a financial institution under a Revolving Credit Facility (the “Credit Facility”) with Empire North Dakota and Empire NDA were approximately $19.8 million, of which approximately $8.7 million was unused and approximately $11.1 million was outstanding. Management continues to review existing indebtedness, and may seek to repay, refinance, repurchase, redeem, exchange or otherwise terminate existing indebtedness. If we do seek to refinance existing indebtedness, there can be no guarantee that we would be able to execute the refinancing on favorable terms or at all.

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

Our two largest stockholders, Energy Evolution Master Fund, Ltd. (“Energy Evolution”) and Phil Mulacek, have been a significant source of capital for our acquisitions of oil and natural gas properties and the development of our oil and natural gas reserves. We have been dependent on this capital to fund our growth plans, including our current drilling programs. The loss of this capital could have a material adverse effect on our business, especially our growth plans.

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

If our operating performance declines, we may need to obtain waivers under the Credit Facility, and have done so in the past, to avoid being in default. If we breach our covenants and cannot obtain a waiver from the required lender, we would be in default and the lender could exercise its rights, as described above, and we could be forced into bankruptcy or liquidation.

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

Lower oil and natural gas prices may not only decrease our revenues on a per unit basis but also may reduce the amount of oil and natural gas that we can produce economically. Lower prices also negatively impact the value of our proved reserves. Volatility in the price of oil could force us, as well as other operators, to re-evaluate our current capital expenditure budget and make changes accordingly that we believe are in the best interest of us and our stockholders. A substantial or extended decline in oil or natural gas prices may materially and adversely affect our future business, financial condition, results of operations, liquidity or ability to finance planned capital expenditures.

Our producing properties and proved reserves are concentrated in New Mexico, North Dakota, Montana, Texas, and Louisiana, making us vulnerable to risks associated with operating in limited major geographic areas.

Our producing properties are geographically concentrated in New Mexico, North Dakota, Montana, Texas, and Louisiana. At December 31, 2024, all of our total estimated proved reserves were attributable to properties located in these areas. As a result of this concentration, we are exposed to the impact of regional supply and demand factors, delays or interruptions of production from wells in these areas caused by governmental regulation, processing or transportation capacity constraints, market limitations, severe weather events, water shortages or other drought related conditions or interruption of the processing or transportation of oil or natural gas.

This concentration of assets exposes us to additional risks, such as changes in field-wide rules and regulations that could cause us to permanently or temporarily shut-in all of our wells within a field.

A significant portion of our oil, natural gas, and NGLs sales are concentrated in only a few purchasers, which increases our exposure to substantial sales interruptions.

For the year ended December 31, 2024, the Company sold 78% of its oil, natural gas, and NGLs revenues to four customers. No other customer made up more than 10%. As a result of this concentration, we are exposed to the impact of our sales if one of these customers fails to meet their obligations or ceases its relationship with the Company. The loss in revenues may result in a disruption in the Company’s cash flows limiting the ability to meet its obligations or investing in capital projects.

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

Hedging transactions may expose us to risk of financial loss or limit participation in commodity price increases and involve other risks.

While intended to reduce the effects of volatile oil and natural gas prices, derivative contracts designed as hedges expose us to risk of financial loss in some circumstances, including when there is a change in the expected differential between the underlying price in the derivative contract and actual prices received, or when the counterparty to the derivative contract defaults on its contractual obligations. It is also possible that sales volumes fall below the hedged volumes leaving a portion of our position uncovered.

Alternatively, to the extent that we engage in price risk management activities to protect ourselves from commodity price declines, we may be prevented from fully realizing the benefits of commodity price increases above the prices established by our derivative contracts. Moreover, many of our contract counterparties have become subject to increasing governmental oversight and regulations in recent years, which could adversely affect the cost and availability of our hedging arrangements.

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

If forecasted prices for oil, natural gas, and NGLs decrease, we may be required to take significant future write-downs of the financial carrying values of our properties in the future.

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

We periodically assess our properties for impairment based on future estimates of proved and unproved reserves, oil and natural gas prices, production rates and operating, development and reclamation costs based on operating budget forecasts. Once incurred, an impairment charge cannot be reversed at a later date even if price increases of oil and/or natural gas occur and in the event of increases in the quantity of our estimated proved reserves.

If oil, natural gas and NGLs prices fall below current levels for an extended period of time and all other factors remain equal, we may incur impairment charges in the future. Such charges could have a material adverse effect on our results of operations for the periods in which they are recorded.

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

Many of our properties are in reservoirs that may have already been partially depleted or drained by earlier offset drilling. The owners of leasehold interests adjoining any of our properties could take actions, such as drilling and completing additional wells, which could adversely affect our operations. When a new well is completed and produced, the pressure differential in the vicinity of the well causes the migration of reservoir fluids toward the new wellbore and potentially away from existing wellbores. As a result, the drilling and production of these potential locations by us or other operators could cause depletion of our proved reserves and may inhibit our ability to further develop our proved reserves. In addition, completion operations and other activities, including water disposal activities, conducted on adjacent or nearby wells could cause production from our wells to be shut in for indefinite periods of time, could result in increased lease operating expenses and could adversely affect the production and reserves from our wells after they re-commence production. We have no control over the operations or activities of offsetting operators.

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

Our operations are subject to a series of risks arising out of the threat of climate change that could result in increased operating costs, limit the areas in which we may conduct oil, natural gas, and NGLs exploration and production activities, and reduce demand for the oil, natural gas, and NGLs we produce.

In the United States, no comprehensive climate change legislation has been implemented at the federal level. However, following the U.S. Supreme Court finding that GHG emissions constitute a pollutant under the Clean Air Act, the EPA has adopted regulations that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the United States, impose new standards reducing methane emissions from oil and gas operations through limitations on venting and flaring and the implementation of enhanced emission leak detection and repair requirements, and together with the United States Department of Transportation, implement GHG emissions limits on vehicles manufactured for operation in the United States. The federal regulation of methane emissions from oil and natural gas facilities has been subject to considerable attention in recent years. In December 2023, the EPA finalized new and updated rules for both new and existing sources. The final rules make existing regulations more stringent, expand the scope of source types covered by the rules and require states to develop plans to reduce methane and volatile organic compound emissions from existing sources. These new rules have been subject to legal challenges. The Trump Administration may seek to revise or repeal these rules. As a result, we cannot predict the scope of any final methane regulatory requirements or the cost to comply with such requirements. However, given the long-term trend toward increasing regulation, future federal GHG regulations of the oil and natural gas industry remain a significant possibility.

Governmental, scientific, and public concern over the threat of climate change arising from GHG emissions has resulted in increasing political risks in the United States, including climate change related pledges made by certain candidates elected to public office. Former President Biden issued several executive orders focused on addressing climate change, including items that may impact costs to produce, or demand for, oil and gas. There are also increasing financial risks for fossil fuel producers as shareholders currently invested in fossil-fuel energy companies may elect in the future to shift some or all of their investments into other sectors. Institutional lenders who provide financing to fossil-fuel energy companies also have become more attentive to sustainable lending practices and some of them may elect not to provide funding for fossil fuel energy companies. There is also a risk that financial institutions will be pressured or required to adopt policies that have the effect of reducing the funding provided to the fossil fuel sector. Former President Biden signed an executive order calling for the development of a “climate finance plan” and, separately, the Federal Reserve has joined the Network for Greening the Financial System (“NGFS”), a consortium of financial regulators focused on addressing climate-related risks in the financial sector. Limitation of investments in and financings for fossil fuel energy companies could result in the restriction, delay or cancellation of drilling programs or development or production activities.

Policy makers have also advocated for expanding existing, or creating new, reporting and disclosure requirements regarding GHG emissions and other climate-related matters. For example, the EPA adopted amendments in May 2024 to its GHG Reporting Program, which, among other things, added well blowouts and other abnormal events as new categories of sources for GHG emissions reporting. In addition, the SEC finalized rules in March 2024 that require public companies to include extensive climate-related disclosures in their SEC filings, such as new disclosures on (i) material Scope 1 and 2 GHG emissions, including an independent assurance report, which currently would not apply to Empire given its size, and (ii) financial statement information regarding the effects of severe weather events and other natural conditions. In April 2024, the SEC stayed the effectiveness of these rules pending the completion of a judicial review of certain legal challenges. While we are still awaiting resolution of the review of the SEC climate change rules, we are continuing to assess its potential impact and expect heightened disclosure requirements given that reporting frameworks on GHG emissions and other climate-related metrics are still maturing and often require the use of numerous assumptions and judgments.

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

In addition to regulatory risk, other market and social initiatives relating to climate change present risks for our business. For example, in an effort to promote a lower-carbon economy, there are various public and private initiatives subsidizing or otherwise encouraging the development and adoption of alternative energy sources and technologies, including by mandating the use of specific fuels or technologies. These initiatives may reduce the competitiveness of carbon-based fuels, such as oil and gas. Moreover, an increasing number of financial institutions, funds and other sources of capital have restricted or eliminated their investment in oil and natural gas activities due to their concern regarding climate change. Such restrictions in capital could decrease the value of our business and make it more difficult to fund our operations. In addition, governmental entities and other plaintiffs have brought, and may continue to bring, claims against us and other oil and gas companies for purported damages caused by the alleged effects of climate change. The increasing attention to climate change may result in further claims or investigations against us, and heightened societal or political pressures may increase the possibility that liability could be imposed on us in such matters without regard to our causation of, or contribution to, the asserted damage or violation, or to other mitigating factors.

As a final note, climate change could have an effect on the severity of weather (including hurricanes, droughts and floods), sea levels, water availability and quality, and meteorological patterns. If such effects were to occur, our development and production operations have the potential to be adversely affected.

Potential adverse effects could include damage to our facilities from powerful winds, extreme temperatures, or rising waters in low-lying areas, disruption of our production activities either because of climate related damages to our facilities or in our costs of operation potentially arising from such climatic effects, less efficient or non- routine operating practices necessitated by climate effects or increased costs for insurance coverage in the aftermath of such effects. Significant physical effects of climate change could also have an indirect effect on our financing and operations by disrupting the transportation or process-related services provided by midstream companies, service companies or suppliers with whom we have a business relationship. Additionally, changing meteorological conditions, particularly temperature, may result in changes to the amount, timing, or location of demand for energy or the products we produce. We may not be able to recover through insurance some or any of the damages, losses or costs that may result from potential physical effects of climate change. At this time, we have not developed a comprehensive plan to address the legal, economic, social or physical impacts of climate change on our operations.

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

We operate or participate in oil and natural gas leases with third-parties who may not be able to fulfill their commitments to our projects.

In some cases, we operate but own less than 100% of the working interest in the oil and natural gas leases on which we conduct operations, and other parties own the remaining portion of the working interest. Financial risks are inherent in any operation where the cost of drilling, equipping, completing and operating wells is shared by more than one person. We could be held liable for joint activity obligations of other working interest owners, such as nonpayment of costs and liabilities arising from the actions of other working interest owners. In addition, declines in oil, natural gas and NGLs prices may increase the likelihood that some of these working interest owners, particularly those that are smaller and less established, are not able to fulfill their joint activity obligations. A partner may be unable or unwilling to pay its share of project costs, and, in some cases, a partner may declare bankruptcy. In the event any of our project partners do not pay their share of such costs, we would likely have to pay those costs, and we may be unsuccessful in any efforts to recover these costs from our partners, which could materially adversely affect our financial position.

Because we cannot control activities on properties we do not operate, we cannot directly control the timing of exploration. If we are unable to fund required capital expenditures with respect to non-operated properties, our interests in those properties may be reduced or forfeited.

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

Where we are not the majority owner or operator of a particular oil and natural gas project, we may have no control over the timing or amount of capital expenditure associated with the project. If we are not willing or able to fund required capital expenditures relating to a project when required by the majority owner(s) or operator, our interests in the project may be reduced or forfeited. Also, we could be responsible for plugging and abandonment costs, as well as other liabilities in excess of our proportionate interest in the property.

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

In the event that an entity has an “ownership change” (as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”)), an entity’s federal net operating loss carryforwards (“NOLs”) generated prior to an ownership change would be subject to annual limitations, which could defer or eliminate our ability to utilize these tax losses against future taxable income. Generally, an “ownership change” occurs if one or more stockholders, each of whom owns 5% or more in value of a corporation’s stock, increase their aggregate percentage ownership by more than 50% over the lowest percentage of stock owned by those stockholders at any time during the preceding three-year period. A full Section 382 analysis was prepared in 2024, and it was determined that our NOLs were subject to limitations under Section 382.

At December 31, 2024, we had approximately $35.8 million of federal NOLs generated in prior years that could offset against future taxable income, however, $2.4 million of the NOLs were limited as of December 31, 2024 due to ownership changes. NOLs created prior to 2018 have a 20-year expiration period and NOLs arising after 2017 have an indefinite life. Additionally, utilization of any NOL depends on many factors, including our ability to generate future taxable income, which cannot be assured. At December 31, 2024, we had a full tax valuation allowance recorded on the NOLs.

In the event that we were to undergo any further “ownership change”, our NOLs generated prior to an ownership change would be subject to further annual limitations, which could defer or eliminate our ability to utilize these tax losses against future taxable income.

Legislation

Climate change legislation, regulations restricting emissions of GHG’s or legal or other action taken by public or private entities related to climate change could result in increased operating costs and reduced demand for the oil and natural gas that we produce.

The threat of climate change continues to attract considerable attention in the United States and around the world. Numerous proposals have been made and could continue to be made at the international, national, regional and state levels of government to monitor and limit existing emissions of GHGs as well as to restrict or eliminate such future emissions. These efforts have included consideration of cap-and-trade programs, carbon taxes, GHG disclosure obligations and regulations that directly limit GHG emissions from certain sources. Moreover, Former President Biden highlighted addressing climate change as a priority of his administration, issued several executive orders related to climate change and recommitted the United States to long-term international goals to reduce emissions, and continues to require the incorporation of climate change considerations into executive agency decision-making. In recent years, Congress has considered legislation to reduce emissions of GHGs, including methane, a primary component of natural gas, and carbon dioxide, a byproduct of the burning of natural gas. For example, the Inflation Reduction Act of 2022, which appropriates significant federal funding for renewable energy initiatives and, for the first time, imposes a fee on GHG emissions from certain facilities, was signed into law in August 2022. The emissions fee and funding provisions of the law could increase operating costs within the oil and natural gas industry and accelerate the transition away from fossil fuels, which could in turn adversely affect our business and results of operations.

At the international level, the United Nations ("UN") sponsored the "Paris Agreement" requires member states to submit non-binding, individually-determined reduction goals known as Nationally Determined Contributions every five years after 2020. Former President Biden recommitted the United States to the Paris Agreement and, in April 2021, announced a goal of reducing the United States' emissions by 50 to 52% below 2005 levels by 2030. Subsequent UN climate conferences have called for additional action to transition away from fossil fuels or otherwise reduce GHG emissions. Various states and local governments have also publicly committed to furthering the goals of the Paris Agreement. In January 2025, the Trump Administration re-withdrew the United States from the Paris Agreement, and the United States’ participation in future UN climate related efforts is unclear. The full impact of these actions is uncertain at this time, and it is unclear what additional initiatives may be adopted or implemented that may have adverse effects upon our operations.

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

As disclosed in our prior annual reports on Form 10-K, we identified a material weakness in internal controls over financial reporting as of December 31, 2022, and 2021. We believe that this material weakness has been successfully remediated.

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

The price of our common stock may fluctuate significantly, which could negatively affect us and the holders of our common stock.

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

We have six shares of Series A Voting Preferred Stock currently issued and outstanding. The Series A Voting Preferred Stock was issued in connection with the strategic investment in us by Energy Evolution. For so long as the Series A Voting Preferred Stock is outstanding, our board of directors will consist of six directors. Three of the directors are designated as the Series A Directors and the three other directors (each, a “common director”) are elected by the holders of common stock and/or any preferred stock (other than the Series A Voting Preferred Stock) granted the right to vote on the common directors. Any Series A Director may be removed with or without cause but only by the affirmative vote of the holders of a majority of the Series A Voting Preferred Stock voting separately and as a single class. The holders of the Series A Voting Preferred Stock have the exclusive right, voting separately and as a single class, to vote on the election, removal and/or replacement of the Series A Directors. Holders of common stock or other preferred stock have no right to vote on the Series A Directors. In addition, in the case of any tie vote or deadlock of the board of directors, our current Chairman of the Board, a Series A Director, has the deciding, tiebreaking vote. Accordingly, the holder(s) of our Series A Voting Preferred Stock have effective control of our board of directors for so long as the voting rights of the Series A Voting Preferred Stock remain in effect.

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

Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware) will be the sole and exclusive forum for (a) any derivative action or proceeding brought on our behalf, (b) any action asserting a claim of breach of a fiduciary duty owed by any director, officer, stockholder, employee or agent to us or our stockholders, (c) any action asserting a claim arising pursuant to any provision of the General Corporation Law of the State of Delaware, our certificate of incorporation or our bylaws, or (d) any action asserting a claim governed by the internal affairs doctrine, in each case subject to the court having personal jurisdiction over the defendants. This exclusive forum provision is intended to apply to claims arising under Delaware state law and is not intended to apply to claims arising under the Securities Act or the Exchange Act. The choice of forum provisions may increase costs to bring a claim, discourage claims or limit a stockholder's ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or employees, which may discourage such lawsuits against us or our directors, officers and employees. Alternatively, if a court were to find the choice of forum provision contained in our bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions.

The credit risk of our counterparties could adversely affect us.

We enter into a variety of transactions that expose us to counterparty credit risk. For example, we have exposure to financial institutions and insurance companies through our hedging arrangements, our Credit Facility and our insurance policies. Disruptions in the financial markets or otherwise may impact these counterparties and affect their ability to fulfill their existing obligations and their willingness to enter into future transactions with us.

In addition, we are exposed to the risk of financial loss from trade, joint interest billing and other receivables. We sell our oil, gas and NGLs to a variety of purchasers, and, as an operator, we pay expenses and bill our non-operating partners for their respective share of costs. Certain of these counterparties or their successors may experience insolvency, liquidity problems or other issues and may not be able to meet their obligations owed to us, particularly during a depressed or volatile commodity price environment. Any such default may result in us being forced to cover the costs of those obligations and liabilities.

ITEM 1B.   UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C.   CYBERSECURITY.

The Company continues to implement policies, standards, processes and practices for assessing, identifying, and managing material risks from cybersecurity threats. We employ a variety of tools designed to identify, assess and maintain security measures to meet regulatory requirements, and possess technical personnel to maintain the security of our data and cybersecurity infrastructure. There can be no guarantee that our policies and procedures will be properly followed in every instance or that those policies and procedures will be effective. Our risk factors, which can be found in Item 1A. “Risk Factors,” include further detail about the material cybersecurity risks we face. There can be no assurance that there will not be incidents in the future or that they will not materially affect us, including our business strategy, results of operations, or financial condition.

Risk Management and Strategy Overview

We continue the process of designing and implementing a formal risk-based approach to cybersecurity which aligns with corporate strategy, risk management and governance, and adaptable information technology (“IT”) infrastructure. Our cybersecurity program consists of policies, procedures, systems, controls and technology designed to help prevent, identify, detect and mitigate cybersecurity risk and will be based on a cybersecurity framework, such as the National Institute of Standards and Technology (“NIST”) Cybersecurity framework.

To protect our IT systems and information from cybersecurity risks, we use and continue to implement various security tools that help prevent, identify, escalate, investigate, resolve, and recover from identified cybersecurity vulnerabilities and incidents in a timely manner. These include monitoring and detection programs, network security measures, firewall monitoring devices and multi-factor authentication which are all overseen by our IT Director, who possesses the necessary expertise to implement the appropriate tools and processes to effectively manage cybersecurity risks. With over 30 years of experience in the oil and natural gas industry, our IT Director has 12 years of cybersecurity experience where he has led several teams introducing cybersecurity initiatives and implementing robust frameworks and response plans against cyber threats.

We are actively assessing the technological risks to our key IT systems and information and are implementing controls to identify and manage cybersecurity risks associated with all third-party service providers. These include, but are not limited to, an understanding of access controls, a records and information management policy, change control procedures, risk and control registry, and configuration standards.

Employee awareness of cybersecurity risks and threats is also an important part of an effective control environment. We periodically communicate to employees about this cybersecurity awareness. We are working on an implementation plan to require each of our employees to complete an annual information security training course, in addition to other training requirements. This should lead to an educated, informed, and prepared workforce, with an awareness of potential cybersecurity threats, how they may occur, and how to report and escalate such matters.

Our cybersecurity strategy focuses on implementing effective and efficient controls, technologies, and other processes to assess, identify, and manage material cybersecurity risks to our IT systems and information. As a part of this process, we engaged and worked with an independent third-party specialist to review our cybersecurity environment, which included a formal review and assessment, and determined specific, actionable recommendations for improvement and implementation.

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

Governance

Our Audit Committee has oversight of our cybersecurity risk processes, as part of its overall oversight of our risk management program. Our Chief Executive Officer is informed about and facilitates prevention, detection, mitigation, and remediation efforts through regular communication and reporting from our IT Director. In addition, we have an escalation process in place to inform our Chief Executive Officer and other members of our senior management and, if necessary, the Audit Committee and Board of Directors, of important issues or events.

ITEM 2.      PROPERTIES.

Information regarding our properties is included in Item 1 above and in our consolidated financial statements, which is incorporated herein by reference.

ITEM 3.      LEGAL PROCEEDINGS.

For information regarding legal proceedings, see Note 15 in our consolidated financial statements.

ITEM 4.      MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is traded on the NYSE American under the symbol "EP".

Stockholders

At March 25, 2025, there were approximately 1,350 stockholders of record of our common stock.

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

Issuer Repurchase of Equity Securities

No private or open market repurchases of common stock were made by us during the fourth quarter of 2024.

Unregistered Sales of Equity Securities

No such sales that have not been previously reported on a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

ITEM 6.	RESERVED.

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis presents management’s perspective of our business, financial condition and overall performance. This information is intended to provide investors with an understanding of our past performance, current financial condition and outlook for the future and should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements, which are included in this Annual Report on Form 10-K in Item 8, Financial Statements and Supplementary Data, and the information set forth in Part I, Item 1A – Risk Factors.

Overview

Our primary business is the optimization and development of oil and gas interests. We have incurred losses from operations in 2024 and 2023. There is no assurance that we will be profitable or obtain funds necessary to finance our future operations.

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

Inflation

The effect of inflation on the Company has generally been to increase its cost of operations, general and administrative costs and direct costs associated with oil and natural gas production.

Business Strategy

Our business strategy is to obtain long-term growth in reserves and cash flow on a cost-effective basis. Management regularly evaluates potential acquisitions of properties that would enhance current core areas of operation.

Liquidity and Going Concern

The Company has a revolving line of credit agreement with Equity Bank which requires the Company to maintain compliance with certain financial covenants computed on a quarterly and annual basis. As of December 31, 2024, the Company was in compliance with all required covenants and projected to be in compliance with all debt covenants over the next 12 months. However, the Company was in default of its covenants in the third quarter of 2024 but obtained a waiver on November 12, 2024, to alleviate all prior defaults. The Company carried a negative working capital of approximately $8.9 million as of December 31, 2024, an overall decline of approximately $2.6 million from the previous year. Cash on hand also declined approximately $5.5 million during the same period. The overall decline in working capital and cash is primarily driven by the Starbuck Drilling Program in North Dakota which incurred substantial capital spend. Additionally, the Company initiated a return-to-production program in Texas which incurred additional unforeseen operational costs. The additional production from these projects did not fully offset the costs incurred and contributed to the overall negative financial trend. To meet its obligations, the Company increased its revolver commitment to $20.0 million in November 2024 and had two rights offerings in April and November of 2024 which raised approximately $30.5 million of capital, net of transaction costs, to help fund the capital spend projects. Additionally, as a result of increasing its revolver commitment, the Company had approximately $8.7 million remaining unused commitment as of December 31, 2024, which can be used for future obligations. However, the revolver commitment is reduced monthly by $0.25 million commencing on December 31, 2024 (See Note 7), limiting future access to capital. While these debt and equity transactions provided additional funding towards these projects and other obligations, the Company still carried approximately $8.9 million of negative working capital at period end and future expected operating cash flows do not sufficiently meet the Company’s obligations for the next 12 months. Given the negative working capital and insufficient expected operating cash flow there is substantial doubt about the Company’s ability to continue as a going concern.

Empire has committed financial support from Phil Mulacek who owns approximately 21.2% of our common stock outstanding as of December 31, 2024, and Energy Evolution, our largest stockholder who owns approximately 31.9% of our common stock outstanding as of December 31, 2024. Both are related parties of the Company (see Note 14). Mr. Mulacek and Energy Evolution are willing and able to provide these additional funds, if required, for Empire to continue to meet its obligations over the next 12 months. These additional funds may be raised through related party warrants, or a related party note payable that may or may not have conversion rights into shares of common stock of Empire.

Management has considered these plans in evaluating FASB ASC 205-40, Presentation of Financial Statements - Going Concern. Management believes the above actions are sufficient to allow Empire to meet its obligations as they become due within one year after the date the financial statements are issued. Management believes that its plans, and support from the existing related-party stockholders discussed above, is probable and has alleviated the substantial doubt regarding Empire’s ability to continue as a going concern.

Recent Developments

Empire has completed 13 wells in North Dakota related to our Starbuck Drilling Program during the year ended December 31, 2024.

On February 16, 2024, Empire issued a Promissory Note to Energy Evolution, a related party. Energy Evolution advanced Empire $5.0 million. On May 24, 2024, Energy Evolution elected to convert the Note to shares of common stock of Empire and received 800,000 shares under the terms of the Promissory Note. See Note 7 for further details.

In April 2024, the Company completed a subscription rights offering (the "April Rights Offering”) which raised gross proceeds of approximately $20.7 million. Each subscription right entitled the holder to purchase 0.161 shares of common stock at a subscription price of $5.00 per share per one whole share of common stock. The subscription rights were non-transferable and not listed for trading on any stock exchange or market.

On April 9, 2024, Empire partially exercised a purchase option originally issued on August 9, 2023, (the "Purchase Option”) to acquire additional working interests in certain of Empire’s New Mexico properties from Energy Evolution. The additional assets acquired represent approximately 60% of the total assets collectively acquired by Empire and Energy Evolution in the third quarter of 2023 (the "Option Assets”). As consideration, upon closing of the partial exercise of the Purchase Option, Empire issued Energy Evolution 600,000 shares of common stock of Empire based on an agreed upon price of $5.00 per share for an aggregate agreed upon value of $3.0 million which was 60% of the purchase price of $5.0 million under the Purchase Option.

On August 8, 2024, Empire successfully extended the Purchase Option with the issuance of 16,800 shares of common stock to Energy Evolution to obtain the right to acquire the remaining Option Assets for an exercise price of $2.0 million subject to certain adjustments and payable in cash, unless the parties agree that some or all may be paid by issuance of common stock to Energy Evolution. The Purchase Option expires on August 9, 2026.

In November 2024, Empire completed a subscription rights offering (the "November Rights Offering”) which raised gross proceeds of $10.0 million. Each subscription right entitled the holder to purchase 0.063 shares of common stock at a subscription price of $5.05 per share per one whole share of common stock. The subscription rights were non-transferable and not listed for trading on any stock exchange or market.

On November 18, 2024, the Company entered into the First Amendment to the Credit Facility (the “First Amendment”) to increase the initial maximum revolver commitment to $20.0 million through December 29, 2026. See Note 7 for further details.

Production and Operating Data

The following table sets forth a summary of our production and operating data:

	For the Years Ended December 31,
	2024	2023
Production and operating data:
Net sales volumes:
Oil (Bbl)	581,159	487,869
Natural gas (Mcf)	916,955	854,274
Natural gas liquids (Bbl)	150,091	136,013
Total (Boe)	884,076	766,261

Average price per unit:
Oil (1)	$71.44	$75.19
Natural gas	$0.37	$2.02
Natural gas liquids	$14.21	$12.21
Total (Boe)	$49.76	$52.29

Operating costs and expenses per Boe:
Lease operating expense (excluding workovers)	$24.46	$21.70
Workovers	$6.71	$15.65
Total Lease operating expense	$31.16	$37.36
Production and ad valorem taxes	$4.26	$3.97
Depreciation, depletion, amortization and accretion	$12.74	$6.33
General & administrative (excluding stock-based compensation)	$14.23	$15.71
Stock-based compensation	$2.44	$4.10
Total General & administrative	$16.67	$19.81

(1) Excludes the effect of net cash receipts from (payments on) derivatives.

Results of Operations

The following table reflects our summary of operating information. Because of normal production declines, increased or decreased drilling activity and the effects of acquisitions, the historical information presented below should not be interpreted as indicative of future results.

	For the Years Ended December 31,		Percent
	2024	2023	Change

Oil revenues	$41,515,661	$36,684,494	13%
Natural gas revenues	343,503	1,726,754	-80%
NGL revenues	2,132,666	1,660,256	28%
Total product revenues	43,991,830	40,071,504

Lease operating expense	27,545,028	28,625,481	-4%
Production and ad valorem taxes	3,770,078	3,044,411	24%
Depreciation, depletion, amortization and accretion	11,263,010	4,852,555	132%
General and administrative expense (excluding stock-based compensation)	12,581,859	12,034,185	5%
Stock-based compensation	2,155,774	3,144,750	-31%
Cash-based interest expense	894,282	650,637	37%
Non-cash interest expense	620,987	349,790	78%

Operating Loss	(13,665,457)	(11,625,091)	18%
Net Loss	(16,197,989)	(12,469,605)	30%

Revenues

Revenues for 2024 increased compared to prior year primarily due to higher oil volumes in North Dakota due to our Starbuck Drilling Program partially offset by a slight overall decline in commodity prices.

Realized oil prices for 2024 were approximately $71.44 per barrel, while realized prices for the prior year were approximately $75.19 per barrel, a decrease in price of approximately 5%. Oil volumes were higher by approximately 93,000 barrels or 19% primarily due to new wells completed in North Dakota during the third quarter of 2024 as well as the acquisition of additional working interest in New Mexico.

Realized natural gas prices for 2024 were approximately $0.37 per Mcf, while realized prices for the prior year were approximately $2.02 per Mcf, a decrease in price of approximately 82%. This is primarily due to the depressed natural gas prices in the third quarter of 2024 in New Mexico.

Realized NGLs prices for 2024 were approximately $14.21 per barrel, while realized prices for the prior year were approximately $12.21 per barrel, an increase in price of approximately 16%.

Lease Operating Expense and Production Taxes

Lease operating expense was lower in 2024 primarily due to lower workover activities partially offset by higher expenses related to an increase in production. Lease operating expense includes approximately $5.9 million of total workover expense for 2024 as compared to approximately $12.0 million for 2023. The higher workover expense in 2023 was primarily in New Mexico as Empire continued to work over wells in the region to enhance and maintain production.

Production taxes were higher for 2024 compared to 2023 as a result of the higher product revenues discussed above.

Depreciation, Depletion, Amortization, Accretion and Impairment

The higher DD&A in 2024 as compared to 2023 is due in part to the increase in production, the acquisition of additional working interest in New Mexico as well as the impact of the capitalized costs associated with the new drilling activity as part of our Starbuck Drilling Program in North Dakota. Accretion also increased slightly from prior period due to the new drilling activity.

We assess our oil and gas properties for impairment when circumstances indicate the carrying value may be greater than its estimated future net cash flows. There was no impairment recorded during the years ended December 31, 2024 and 2023.

General and Administrative Expense (excluding stock-based compensation)

General and Administrative Expense (excluding stock-based compensation) increased primarily due to an increase in salaries and benefits associated with an increase in employee headcount.

Stock-based Compensation

We utilize stock-based compensation to compensate members of management and retain talented personnel. Our stock-based compensation decreased in 2024 due to a lower number of awards in 2024. We anticipate stock-based compensation to continue to be utilized in 2025 and beyond to attract and retain talented personnel and compensate our board members and consultants.

Interest Expense

Cash-based interest expense increased slightly due to a higher outstanding balance under our Credit Facility partially offset by lower interest rates. We have minimal interest-bearing vehicle and equipment notes payable.

Non-cash interest expense is primarily attributable to the conversion to equity of the related party note payable as described in Note 7 of Notes to Consolidated Financial Statements.

Income taxes

We have generated net operating losses since inception, which would normally reflect a tax benefit in the consolidated statement of operations and a deferred asset on the consolidated balance sheet. However, because of the current uncertainty as to our ability to achieve sustained profitability and the potential limitation of NOL carryforwards, a full valuation allowance has been established that offsets the amount of any tax benefit available for each period presented in the consolidated statements of operations.

We had a loss before income taxes for 2024 and 2023, respectively, which the tax benefit was offset by a change in the valuation allowance. For 2024 and 2023, our effective tax rates were 0% and 1%, respectively.

Liquidity

As noted below, our working capital is negative as of December 31, 2024, which is primarily the result of a lower cash balance due to capital spending as part of our Starbuck Drilling Program and return-to-production efforts in Texas. As of December 31, 2024, we had approximately $2.3 million in cash on hand and approximately $8.7 million available under our Credit Facility. Empire will require additional funds to satisfy the payables discussed above which are greater than estimated cash flows from operations over the next 12 months. Phil Mulacek and Energy Evolution, both related parties of Empire and our largest two stockholders, owning 21.2% and 31.9%, respectively, of the common shares outstanding as of December 31, 2024, have indicated that they will, and have the ability to, provide sufficient support to sustain the operating, investing, and financing activities of Empire, as necessary. In addition to the April Rights Offering and November Rights Offering, management continues to seek additional sources of capital via the debt or equity markets to improve liquidity going forward. See Liquidity and Going Concern in Note 1 of Notes to Consolidated Financial Statements for further discussion of management’s plans.

Empire expects to continue to incur costs related to drilling activities in core areas as well as future oil and natural gas acquisitions in core areas. During 2024, Empire has incurred approximately $42.2 million of additions to oil and natural gas properties, primarily related to the drilling program in the Starbuck field of North Dakota. It is expected that Empire will use a combination of debt or equity issuances, cash on hand, and cash flows from operations to fund capital programs, ongoing operations, and any potential acquisitions.

Working Capital

Working capital is presented in the table below. The decrease of approximately $2.6 million was primarily driven by a lower cash balance due to increased capital spending related to the Starbuck Drilling Program in North Dakota.

	As of December 31,
	2024	2023
Current Assets	$12,350,945	$18,744,904
Current Liabilities	21,270,471	25,049,572
Working Capital	$(8,919,526)	$(6,304,668)

Cash Flows

The following table summarizes our statements of cash flows:

	For the Years Ended December 31,
Cash flows provided by (used in):	2024	2023	Change
Operating activities	$6,157,003	$(9,887,500)	$16,044,503
Investing activities	(53,869,461)	(14,767,339)	(39,102,122)
Financing activities	42,171,414	20,502,905	21,668,509

Cash Flows from Operating Activities

The impact of higher oil production and lower workover expenses in 2024 compared to 2023 contributed to the increase in cash flows from operating activities.

Cash Flows from Investing Activities

Cash flows from investing activities in 2024 include approximately $42.2 million of additions to oil and gas properties compared to approximately $25.0 million in 2023 primarily due to the development of our operations as part of our Starbuck Drilling Program in North Dakota.

In 2023, we received approximately $2.8 million due to the release of a negotiated sinking fund requirement and acquired additional interest in our New Mexico oil and gas properties for approximately $2.0 million.

Cash Flows from Financing Activities

Cash flow from financing activities in 2024 include proceeds from the April Rights Offering and the November Rights Offering of approximately $30.5 million, net of transaction costs (see Note 9). In addition, cash flows from financing activities in 2024 include $5.0 million from a promissory note issued by the Company to a related party and approximately $6.7 million borrowed on the Credit Facility (see Note 7).

In 2024, we received approximately $0.6 million from stock issuances and warrant exercises. In 2023, we received approximately $12.5 million from stock issuances and warrant exercises.

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

Capital Expenditures

For 2024, Empire incurred approximately $42.2 million of additions to oil and natural gas properties which primarily reflects continued drilling and completions activity related to our Starbuck Drilling Program in North Dakota. For 2023, additions to oil and natural gas properties totaled $27.0 million including $2.1 million related to acquisitions. The approximate $25.0 million not related to acquisitions primarily reflects development of our North Dakota operations.

Related Party Transactions

At times the Company may enter into transactions with related parties. These transactions primarily occur with our two largest shareholders, Phil Mulacek and Energy Evolution, and are approved by the board of directors. See Note 14 for further discussion on related party activity during the year.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“US GAAP”) requires management to use judgment to make estimates and assumptions that affect certain amounts reported in the consolidated financial statements. As additional information becomes available, these estimates and assumptions are subject to change and thus impact amounts reported in the future. Because estimates and assumptions require significant judgment, future actual results could differ from those estimates and could have a significant impact on our results of operations, financial position and cash flows. We re-evaluate our estimates and assumptions at least on a quarterly basis and periodically update the estimates used in the preparation of the financial statements based on management’s latest assessment of the current and projected business and general economic environment. There have been no significant changes to Empire’s critical accounting estimates during the year ended December 31, 2024. In our management’s opinion, the more significant reporting areas impacted by management’s judgments and estimates are as follows:

Successful Efforts Method of Accounting for Oil and Natural Gas Activities

We use the successful efforts method of accounting for oil and natural gas operations. Under this method, costs to acquire oil and natural gas properties, drill successful exploratory wells, drill and equip development wells, and install production facilities are capitalized. Estimated proved oil and natural gas reserves, management’s outlook on commodity prices and projected future cash flows of oil and natural gas reserves are a significant part of our financial calculations. The following are examples of how these estimates affect financial results:

•	an increase (decrease) in estimated proved oil, natural gas and NGLs reserves can reduce (increase) our unit-of-production depletion and amortization rates; and
•	changes in the oil, natural gas and NGLs reserves and the projected future cash flows from our properties can impact our periodic impairment analysis.

Proved oil and natural gas reserves are the estimated quantities of oil, natural gas and NGLs which geological and engineering data demonstrate with reasonable certainty to be recoverable in future periods from known reservoirs under existing economic and operating conditions. Reserve quantities and future cash flows included in this report are prepared in accordance with guidelines established by the SEC and the FASB. The accuracy of reserve estimates is a function of:

•	The quality and quantity of available data;
•	The interpretation of that data;
•	The accuracy of various mandated economic assumptions; and
•	The judgments of the persons preparing the estimates.

Proved reserves information included in this report is based on estimates prepared by independent petroleum engineers, CG&A. The independent petroleum engineers evaluated 100% of our estimated proved producing reserve quantities and their related future net cash flows as of December 31, 2024. Estimates prepared by others may be higher or lower than these estimates. Because these estimates depend on many assumptions, all of which may differ substantially from actual results, reserve estimates may be different from the quantities of oil and natural gas that are ultimately recovered. Management may make revisions to reserve estimates throughout the year as additional information becomes available. Such changes could trigger an impairment of our oil and natural gas properties and have an impact on our depletion expense prospectively. For example, a change of 10 percent in our total proved reserves could change our annual depletion expense by approximately $0.9 million. The actual impact would depend on the specific areas impacted.

Impairment of Oil and Gas Properties

We assess our proved properties for impairment using estimates of future undiscounted cash flows. This assessment requires significant judgment and assumptions including commodity price outlooks, estimates of reserve quantities, expected lease operating costs and capital costs. An impairment expense could result if oil and gas prices decline in the future as it may not be economic to develop some of these unproved properties. We performed an assessment as of December 31, 2024 and 2023, and did not identify any impairments, respectively.

Asset Retirement Obligation

Asset retirement obligations (“ARO”) consist primarily of estimated future costs associated with the plugging and abandonment of oil and natural gas wells, removal of equipment and facilities from leased acreage, and land restoration in accordance with applicable local, state and federal laws. The discounted fair value of an ARO liability is required to be recognized in the period in which it is incurred, with the associated asset retirement cost capitalized as part of the carrying cost of the oil and natural gas asset. The recognition of an ARO requires that management make numerous assumptions regarding such factors as the estimated probabilities, amounts and timing of settlements; the credit-adjusted risk-free rate to be used; inflation rates; and future advances in technology. In periods subsequent to the initial measurement of the ARO, we must recognize period-to-period changes in the liability resulting from the passage of time and revisions to either the timing or the amount of the original estimate of undiscounted cash flows.

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

Deferred tax expense or benefit represents the change in the balance of deferred tax assets or liabilities. Valuation allowances are established to reduce deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2024 and 2023, a full valuation allowance for deferred tax assets was recorded.

Management applies the accounting standards related to uncertainty in income taxes. This accounting guidance clarifies the accounting for uncertainties in income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the consolidated financial statements. It requires that we recognize in the consolidated financial statements the financial effects of a tax position, if that position is more likely than not of being sustained upon examination, including resolution of any appeals or litigation processes, based upon the technical merits of the position. It also provides guidance on measurement, classification, interest, penalties and disclosure. We had no uncertain tax positions at December 31, 2024, or December 31, 2023.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation under the supervision and participation of the Company’s Principal Executive Officer/Principal Financial Officer, along with our management, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on this evaluation, the Company’s Principal Executive Officer/Principal Financial Officer concluded that the disclosure controls and procedures were effective, as of the end of the period covered by this report, in ensuring the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (Principal Executive Officer/Principal Financial Officer), to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of the Company’s management, including its Principal Executive Officer/Principal Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) as set forth in Internal Control - Integrated Framework. Based on our evaluation under that framework, our management concluded that our internal control over financial reporting is effective as of December 31, 2024.

Changes in Internal Control over Financial Reporting

While we continue to implement design enhancements to our internal control procedures, we believe that, there were no changes to our internal control over financial reporting which were identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) under the Exchange Act during the fourth quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of Registered Public Accounting Firm

This report does not contain an attestation report of our independent registered public accounting firm related to internal control over financial reporting because the rules for smaller reporting companies provide an exemption from the attestation requirement.

ITEM 9B.	OTHER INFORMATION.

The Company was not informed by any of its directors or Section 16 officers of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K, during the fourth quarter of 2024.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information called for by this Item 10 is incorporated herein by reference to our definitive Proxy Statement for 2025 annual meeting of stockholders (“2025 Proxy Statement”) to be filed with the SEC no later than 120 days following the fiscal year ended December 31, 2024.

ITEM 11.	EXECUTIVE COMPENSATION.

The information called for by this Item 11 is incorporated herein by reference to our 2025 Proxy Statement to be filed with the SEC no later than 120 days following the fiscal year ended December 31, 2024.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information called for by this Item 12 is incorporated herein by reference to our 2025 Proxy Statement to be filed with the SEC no later than 120 days following the fiscal year ended December 31, 2024.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information called for by this Item 13 is incorporated herein by reference to our 2025 Proxy Statement to be filed with the SEC no later than 120 days following the fiscal year ended December 31, 2024.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information called for by this Item 14 is incorporated herein by reference to our 2025 Proxy Statement to be filed with the SEC no later than 120 days following the fiscal year ended December 31, 2024.

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

4.2

Common Share Warrant Certificate No. Energy Evolution-2 dated May 31, 2024 (incorporated herein by reference to Exhibit 4 to the Company’s Form 8-K dated May 24, 2024, which was filed on May 31, 2024).

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

10.4*

Employment Agreement dated as of August 18, 2021, by and between Empire Petroleum Corporation and Michael R. Morrisett (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K dated August 18, 2021, which was filed on August 24, 2021).

10.5

Loan Modification Agreement dated as of September 29, 2021, by and among Empire New Mexico LLC d/b/a Green Tree New Mexico, Empire Petroleum Corporation and Energy Evolution Master Fund, Ltd. (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated September 29, 2021, which was filed on October 5, 2021).

10.6

Common Share Warrant Certificate dated as of September 30, 2021 issued by Empire Petroleum Corporation in favor of Energy Evolution Master Fund, Ltd. (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K dated September 29, 2021, which was filed on October 5, 2021).

10.7*	Empire Petroleum Corporation 2021 Stock and Incentive Compensation Plan (incorporated herein by reference to the Company’s Information Statement on Schedule 14C filed August 31, 2021).

10.8*

Form of Non-Qualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.24 to the Company’s Form 10-K for the fiscal year ended December 31, 2021, which was filed on March 31, 2022).

10.9*

Form of Restricted Stock Units Award Agreement (Non-Employee Directors) (incorporated herein by reference to Exhibit 10.25 to the Company’s Form 10-K for the fiscal year ended December 31, 2021, which was filed on March 31, 2022).

10.10*

Form of Restricted Stock Units Award Agreement (Executive Officers) (incorporated herein by reference to Exhibit 10.26 to the Company’s Form 10-K for the fiscal year ended December 31, 2021, which was filed on March 31, 2022).

10.11*	Empire Petroleum Corporation 2022 Stock and Incentive Compensation Plan (incorporated herein by reference to Annex A to the Company’s Proxy Statement on Schedule 14A filed on July 27, 2022).

10.12*	Empire Petroleum Corporation 2023 Stock and Incentive Compensation Plan (incorporated herein by reference to Annex A to the Company’s Proxy Statement on Schedule 14A filed on May 1, 2023).
10.13

Shared Services Agreement, dated as of August 1, 2023, by and between PIE Operating, LLC and Empire Petroleum Corporation (incorporated herein by reference to Exhibit 10.8 to the Company’s Form 10-Q for the quarter ended September 30, 2023, which was filed on November 13, 2023).

10.14

Empire North Dakota LLC Promissory Note Due October 31, 2023 in the original aggregate principal amount of $5.0 million in favor of Phil Mulacek (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated September 19, 2023, which was filed on September 25, 2023).

10.15

Empire North Dakota LLC Promissory Note Due October 31, 2023 in the original aggregate principal amount of $5.0 million in favor of Energy Evolution Master Fund, Ltd. (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K dated September 19, 2023, which was filed on September 25, 2023).

10.16

Commercial Guaranty Agreement, dated as of September 19, 2023, issued by Empire Petroleum Corporation in favor of Phil Mulacek (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K dated September 19, 2023, which was filed on September 25, 2023).

10.17

Commercial Guaranty Agreement, dated as of September 19, 2023, issued by Empire Petroleum Corporation in favor of Energy Evolution Master Fund, Ltd. (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K dated September 19, 2023, which was filed on September 25, 2023).

10.18

Letter Agreement amending Senior Revolver Loan Agreement, dated as of September 19, 2023, by and among Empire Louisiana LLC and Empire North Dakota LLC, as borrowers, Empire Petroleum Corporation, as guarantor, and CrossFirst Bank, as lender (incorporated herein by reference to Exhibit 10.5 to the Company’s Form 8-K dated September 19, 2023, which was filed on September 25, 2023).

10.19

Subordination Agreement, dated as of September 19, 2023, by and among Phil Mulacek, Energy Evolution Master Fund, Ltd. and Empire North Dakota LLC in favor of CrossFirst Bank (incorporated herein by reference to Exhibit 10.6 to the Company’s Form 8-K dated September 19, 2023, which was filed on September 25, 2023).

10.20

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

10.21

Empire North Dakota LLC Amended and Restated Promissory Note Due December 31, 2024 in the original aggregate principal amount of $5.0 million in favor of Phil Mulacek (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated November 9, 2023, which was filed on November 13, 2023).

10.22

Empire North Dakota LLC Amended and Restated Promissory Note Due December 31, 2024 in the original aggregate principal amount of $5.0 million in favor of Energy Evolution Master Fund, Ltd. (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K dated November 9, 2023, which was filed on November 13, 2023).

10.23

Securities Purchase Agreement, dated as of November 29, 2023, by and between Phil Mulacek and Empire Petroleum Corporation (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated November 29, 2023, which was filed on November 29, 2023).

10.24

Letter Amendment to Securities Purchase Agreement, dated as of December 1, 2023, by and between Phil Mulacek and Empire Petroleum Corporation (incorporated herein by reference to Exhibit 10 to the Company’s Form 8-K dated December 1, 2023, which was filed on December 1, 2023).

10.25

Securities Purchase Agreement, dated as of November 29, 2023, by and between Energy Evolution Master Fund, Ltd. and Empire Petroleum Corporation (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K dated November 29, 2023, which was filed on November 29, 2023).

10.26

Revolver Loan Agreement, dated as of December 29, 2023, by and between Empire North Dakota LLC and Empire ND Acquisition LLC, as borrowers, and Equity Bank, as lender (incorporated herein by reference to Exhibit 10 to the Company’s Form 8-K dated December 29, 2023, which was filed on January 5, 2024).

10.27

Empire Petroleum Corporation Promissory Note Due February 15, 2026 in the aggregate principal amount of $5.0 million in favor of Energy Evolution Master Fund, Ltd. (incorporated herein by reference to Exhibit 10 to the Company’s Form 8-K dated February 16, 2024, which was filed on February 21, 2024).

10.28*	Empire Petroleum Corporation 2024 Stock and Incentive Compensation Plan (incorporated herein by reference to Annex A to the Company’s Proxy Statement on Schedule 14A, filed on April 29, 2024).
10.29

Note Repayment and Loan Termination Agreement dated as of July 31, 2024, by and among Petroleum Independent & Exploration, LLC, Empire Texas LLC and Empire Petroleum Corporation (incorporated herein by reference to Exhibit 10 to the Company’s Form 8-K dated July 31, 2024, which was filed on August 6, 2024).

10.30

First Amendment to Revolver Loan Agreement dated as of November 18, 2024, by and between Empire North Dakota LLC and Empire ND Acquisition LLC, as borrowers, and Equity Bank, as lender (incorporated herein by reference to Exhibit 10 to the Company’s Form 8-K dated November 18, 2024, which was filed on November 22, 2024).

19	Empire Petroleum Corporation Insider Trading Policy (submitted herewith).
21	Subsidiaries of Empire Petroleum Corporation (submitted herewith).

23.1	Consent of Grant Thornton LLP (submitted herewith).
23.2	Consent of Cawley, Gillespie & Associates, Inc. (submitted herewith).
31.1	Rule 13a – 14(a)/15d – 14(a) Certification of Michael R. Morrisett, Chief Executive Officer (submitted herewith).
31.2	Rule 13a – 14(a)/15d – 14(a) Certification of Michael R. Morrisett, Principal Financial Officer (submitted herewith).
32.1	Section 1350 Certification of Michael R. Morrisett, Chief Executive Officer (submitted herewith).
32.2	Section 1350 Certification of Michael R. Morrisett, Principal Financial Officer (submitted herewith).
97*

Empire Petroleum Corporation Policy for the Recovery of Erroneously Awarded Compensation (incorporated herein by reference to Exhibit 97 to the Company's Form 10-K for the fiscal year ended December 31, 2023, which was filed on March 28, 2024).

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

Empire Petroleum Corporation

Date: March 27, 2025	By:	/s/ Michael R. Morrisett
Name: Michael R. Morrisett
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael R. Morrisett	Director, President and Chief Executive Officer	March 27, 2025
MICHAEL R. MORRISETT	(Principal Executive Officer and Principal Financial Officer)

/s/ Matthew E. Watson	Chief Accounting Officer	March 27, 2025
MATTHEW E. WATSON	(Principal Accounting Officer)

/s/ Phil E. Mulacek	Director and Chairman of the Board	March 27, 2025
PHIL E. MULACEK

/s/ Andrew L. Lewis	Director	March 27, 2025
ANDREW L. LEWIS

/s/ Mason H. Matschke	Director	March 27, 2025
MASON H. MATSCHKE

/s/ Benjamin J. Marchive II	Director	March 27, 2025
BENJAMIN J. MARCHIVE II

/s/ J. Kevin Vann	Director	March 27, 2025
J. KEVIN VANN

EMPIRE PETROLEUM CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Empire Petroleum Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Empire Petroleum Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical audit matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2022.

Tulsa, Oklahoma

March 27, 2025

EMPIRE PETROLEUM CORPORATION

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2024	2023
ASSETS
Current Assets:
Cash	$2,251,464	$7,792,508
Accounts Receivable	8,154,433	8,354,636
Derivative Instruments	—	406,806
Inventory	1,304,699	1,433,454
Prepaids	640,349	757,500
Total Current Assets	12,350,945	18,744,904

Property and Equipment:
Oil and Natural Gas Properties, Successful Efforts	140,675,399	93,509,803
Less: Accumulated Depreciation, Depletion and Impairment	(31,974,184)	(22,996,805)
Total Oil and Gas Properties, Net	108,701,215	70,512,998
Other Property and Equipment, Net	1,391,113	1,883,211
Total Property and Equipment, Net	110,092,328	72,396,209

Other Noncurrent Assets	1,425,198	1,474,503

Total Assets	$123,868,471	$92,615,616

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$10,452,237	$16,437,219
Accrued Expenses	10,347,990	7,075,302
Current Portion of Lease Liability	400,692	432,822
Current Portion of Note Payable - Related Party (Note 7)	—	1,060,004
Current Portion of Long-Term Debt	69,552	44,225
Total Current Liabilities	21,270,471	25,049,572

Long-Term Debt	11,266,127	4,596,775
Long Term Lease Liability	143,689	544,382
Asset Retirement Obligations	28,423,000	27,468,427
Total Liabilities	61,103,287	57,659,156

Commitments and Contingencies (Note 15)

Stockholders' Equity:
Series A Preferred Stock - $0.001 Par Value, 10,000,000 Shares Authorized,
6 and 6 Shares Issued and Outstanding, Respectively	—	—
Common Stock - $0.001 Par Value 190,000,000 Shares Authorized,
33,667,132 and 25,503,530 Shares Issued and Outstanding, Respectively	93,188	85,025
Additional Paid-in-Capital	143,488,803	99,490,253
Accumulated Deficit	(80,816,807)	(64,618,818)
Total Stockholders' Equity	62,765,184	34,956,460

Total Liabilities and Stockholders' Equity	$123,868,471	$92,615,616

The accompanying notes are an integral part of these consolidated financial statements.

EMPIRE PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2024	2023
Revenue:
Oil Sales	$41,515,661	$36,684,494
Gas Sales	343,503	1,726,754
NGL Sales	2,132,666	1,660,256
Total Product Revenues	43,991,830	40,071,504
Other	47,348	70,480
Loss on Derivatives	(388,886)	(65,693)
Total Revenue	43,650,292	40,076,291

Costs and Expenses:
Lease Operating Expense	27,545,028	28,625,481
Production and Ad Valorem Taxes	3,770,078	3,044,411
Depletion, Depreciation & Amortization	9,256,254	3,096,533
Accretion of Asset Retirement Obligation	2,006,756	1,756,022
General and Administrative:
General and Administrative	12,581,859	12,034,185
Stock-Based Compensation	2,155,774	3,144,750
Total General and Administrative	14,737,633	15,178,935

Total Cost and Expenses	57,315,749	51,701,382

Operating Loss	(13,665,457)	(11,625,091)

Other Income and (Expense):
Interest Expense	(1,515,269)	(1,000,427)
Other Income (Expense)	(1,017,263)	23,721

Loss Before Taxes	(16,197,989)	(12,601,797)

Income Tax Benefit	—	132,192

Net Loss	$(16,197,989)	$(12,469,605)

Net Loss per Common Share:
Basic	$(0.54)	$(0.55)
Diluted	$(0.54)	$(0.55)

Weighted Average Number of Common Shares Outstanding:
Basic	30,064,856	22,718,890
Diluted	30,064,856	22,718,890

The accompanying notes are an integral part of these consolidated financial statements.

EMPIRE PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock		Preferred Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-in-Capital	Accumulated Deficit	Total

Balances as of December 31, 2022	22,093,503	$81,615	6	$—	$75,303,479	$(52,149,213)	$23,235,881

Net Loss	—	—	—	—	—	(12,469,605)	(12,469,605)

Impact of Former CEO Settlement	—	—	—	—	(2,126,131)	—	(2,126,131)

Stock Issued for Purchase Option (Note 3)	67,000	67	—	—	600,990	—	601,057

Warrants Exercised	500,000	500	—	—	2,499,500	—	2,500,000

Issuance of Shares for Redemption of Notes	1,263,664	1,264	—	—	10,108,048	—	10,109,312

Issuance of Shares in Private Transaction	1,234,013	1,234	—	—	9,959,962	—	9,961,196

Stock-Based Compensation	345,350	345	—	—	3,144,405	—	3,144,750

Balances as of December 31, 2023	25,503,530	$85,025	6	$—	$99,490,253	$(64,618,818)	$34,956,460

Net Loss	—	—	—	—	—	(16,197,989)	(16,197,989)

Rights Offerings (Note 9)	6,112,430	6,112	—	—	30,478,376	—	30,484,488

Partial Conversion of Option to Purchase (Note 3)	616,800	617	—	—	3,231,655	—	3,232,272

Warrants Exercised	128,800	129	—	—	949,642	—	949,771

Conversion of Related-Party Note (Note 7)	1,005,427	1,005	—	—	7,246,605	—	7,247,610

Stock-Based Compensation	300,145	300	—	—	2,092,272	—	2,092,572

Balances as of December 31, 2024	33,667,132	$93,188	6	$—	$143,488,803	$(80,816,807)	$62,765,184

The accompanying notes are an integral part of these consolidated financial statements.

EMPIRE PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2024	2023
Cash Flows From Operating Activities:
Net Loss	$(16,197,989)	$(12,469,605)

Adjustments to Reconcile Net Loss to Net Cash
Provided By (Used In) Operating Activities:
Stock-Based Compensation	2,155,774	3,144,750
Amortization of Right of Use Assets	540,401	423,689
Depreciation, Depletion and Amortization	9,256,254	3,096,533
Accretion of Asset Retirement Obligation	2,006,756	1,756,022
Loss on Commodity Derivatives	388,886	65,693
Settlement on or Purchases of Derivative Instruments	18,200	(353,695)
Loss on Financial Derivatives (See Note 7)	998,000	—
Amortization of Debt Discount on Convertible Notes	500,382	—
Loss on Extinguishment of Debt	10,094	—
Change in Operating Assets and Liabilities:
Accounts Receivable	(357,473)	(2,700,528)
Inventory, Oil in Tanks	128,755	(160,827)
Prepaids, Current	607,925	745,648
Accounts Payable	5,019,857	751,355
Accrued Expenses	2,144,204	(3,082,928)
Other Long Term Assets and Liabilities	(1,063,023)	(1,103,607)
Net Cash Provided By (Used In) Operating Activities	6,157,003	(9,887,500)

Cash Flows From Investing Activities:
Acquisition of Oil and Natural Gas Properties	—	(2,094,419)
Capital Expenditures - Oil and Natural Gas Properties (1)	(53,219,169)	(14,546,873)
Purchase of Other Fixed Assets	(151,638)	(352,851)
Cash Paid for Right of Use Assets	(498,654)	(552,196)
Sinking Fund Deposit	—	2,779,000
Net Cash Used In Investing Activities	(53,869,461)	(14,767,339)

Cash Flows From Financing Activities:
Borrowings on Credit Facility	6,650,000	14,492,484
Proceeds from Promissory Note - Related Party (Note 7)	5,000,000	—
Proceeds from Rights Offerings, net of transaction costs (Note 9)	30,484,488	—
Principal Payments of Debt	(591,975)	(6,450,774)
Proceeds from Stock Issuance and Warrant Exercises	628,901	12,461,195
Net Cash Provided By Financing Activities	42,171,414	20,502,905

Net Change in Cash	(5,541,044)	(4,151,934)

Cash - Beginning of Period	7,792,508	11,944,442

Cash - End of Period	$2,251,464	$7,792,508

Supplemental Cash Flow Information:
Cash Paid for Interest	$894,282	$650,637

(1)	Incurred capital expenditures were $42,214,332 and $25,053,107 for the respective periods. The differences between incurred and cash capital expenditures is due to changes in related accounts payable.

The accompanying notes are an integral part of these consolidated financial statements.

EMPIRE PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and Basis of Presentation

Empire Petroleum Corporation (the “Company”, collectively with its subsidiaries) is an independent energy company operator engaged in optimizing developed production by employing field management methods to maximize reserve recovery while minimizing costs. Empire operates the following wholly-owned subsidiaries in its areas of operations:

●	Empire New Mexico LLC (“Empire New Mexico”), consisting of the following entities:

○	Empire New Mexico LLC d/b/a Green Tree New Mexico
○	Empire EMSU LLC
○	Empire EMSU-B LLC
○	Empire AGU LLC
○	Empire NM Assets LLC

●	Empire North Dakota (“Empire North Dakota”), consisting of the following entities:
○	Empire North Dakota LLC (“Empire North Dakota”)

○	Empire ND Acquisition LLC (“Empire NDA”)

●	Empire Texas (“Empire Texas”), consisting of the following entities:

○	Empire Texas LLC

○	Empire Texas Operating LLC

○	Empire Texas GP LLC

○	Pardus Oil & Gas Operating, LP (owned 1% by Empire Texas GP LLC and 99% by Empire Texas LLC)

●	Empire Louisiana LLC (“Empire Louisiana”)

Empire was incorporated in the State of Delaware in 1985. The consolidated financial statements of Empire Petroleum Corporation and subsidiaries include the accounts of the Company and its wholly-owned subsidiaries. The terms "Company,” "we,” "us,” "our,” and similar terms refer to Empire Petroleum Corporation and its subsidiaries.

Liquidity and Going Concern

The Company has a revolving line of credit agreement with Equity Bank which requires the Company to maintain compliance with certain financial covenants computed on a quarterly and annual basis. As of December 31, 2024, the Company was in compliance with all required covenants and projected to be in compliance with all debt covenants over the next 12 months. However, the Company was in default of its covenants in the third quarter of 2024 but obtained a waiver on November 12, 2024, to alleviate all prior defaults. The Company carried a negative working capital of approximately $8.9 million as of December 31, 2024, an overall decline of approximately $2.6 million from the previous year. Cash on hand also declined approximately $5.5 million during the same period. The overall decline in working capital and cash is primarily driven by the Starbuck Drilling Program in North Dakota which incurred substantial capital spend. Additionally, the Company initiated a return-to-production program in Texas which incurred additional unforeseen operational costs. The additional production from these projects did not fully offset the costs incurred and contributed to the overall negative financial trend. To meet its obligations, the Company increased its revolver commitment to $20.0 million in November 2024 and had two rights offerings in April and November of 2024 which raised approximately $30.5 million of capital, net of transaction costs, to help fund the capital spend projects. Additionally, as a result of increasing its revolver commitment, the Company had approximately $8.7 million remaining unused commitment as of December 31, 2024, which can be used for future obligations. However, the revolver commitment is reduced monthly by $0.25 million commencing on December 31, 2024 (See Note 7), limiting future access to capital. While these debt and equity transactions provided additional funding towards these projects and other obligations, the Company still carried approximately $8.9 million of negative working capital at period end and future expected operating cash flows do not sufficiently meet the Company’s obligations for the next 12 months. Given the negative working capital and insufficient expected operating cash flow there is substantial doubt about the Company’s ability to continue as a going concern.

Empire has committed financial support from Phil Mulacek who owns approximately 21.2% of our common stock outstanding as of December 31, 2024, and Energy Evolution, our largest stockholder who owns approximately 31.9% of our common stock outstanding as of December 31, 2024. Both are related parties of the Company (see Note 14). Mr. Mulacek and Energy Evolution are willing and able to provide these additional funds, if required, for Empire to continue to meet its obligations over the next 12 months. These additional funds may be raised through related party warrants or a related party note payable that may or may not have conversion rights into shares of common stock of Empire.

Management has considered these plans in evaluating FASB ASC 205-40, Presentation of Financial Statements - Going Concern. Management believes the above actions are sufficient to allow Empire to meet its obligations as they become due within one year after the date the financial statements are issued. Management believes that its plans, and support from the existing related-party stockholders discussed above, is probable and has alleviated the substantial doubt regarding Empire’s ability to continue as a going concern.

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts and balances of the Company and have been prepared in accordance with US GAAP. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Estimated quantities of crude oil, natural gas and NGLs reserves are the most significant of the Company’s estimates. All reserve data used in the preparation of the consolidated financial statements, including depletion estimates, and information included in Note 19 - Supplemental Information of Oil and Natural Gas Producing Activities (Unaudited), are based on estimates. Reservoir engineering is a subjective process of estimating underground accumulations of crude oil, natural gas and NGLs. There are numerous uncertainties inherent in estimating quantities of proved crude oil, natural gas and NGLs reserves. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, reserve estimates may be different from the quantities of crude oil, natural gas and NGLs that are ultimately recovered.

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

Out of Period Adjustments

In the third quarter of 2022, the Company identified and recorded an out-of-period adjustment related to the joint development agreement (“JDA”) discussed in Note 7. In 2023, the impact of recording this adjustment reduced other noncurrent assets and increased lease operating expense by approximately $1.3 million of which $0.8 million related to prior to 2023. The impact of the adjustment was immaterial to the prior period financial statements and thus corrected in 2023. No adjustments were made in 2024.

Accounts Receivable

Accounts receivable include estimated amounts due from crude oil, natural gas, and NGLs purchasers and from non-operating working interest owners. Accrued revenue related to product sales from purchasers and operators are due under normal trade terms, generally requiring payment within 60 days of production. For receivables from joint interest owners, the Company generally has the ability to withhold future revenue disbursements to recover any non-payment of joint interest billings.

Receivables are stated at amounts due, net of an allowance for credit losses, if necessary and are considered past due if full payment is not received by the contractual due date. The Company estimates uncollectible amounts based on the length of time that the accounts receivable has been outstanding, historical collection experience and current and future economic and market conditions, if failure to collect is expected to occur. Past due accounts are generally written off against the allowance for credit losses account only after all collection attempts have been exhausted. The Company did not have an allowance for credit losses at either December 31, 2024 or 2023.

The Company’s accounts receivable are as follows:

	As of December 31,
	2024	2023

Oil, Gas and NGLs receivables	$2,627,885	$2,784,745
Joint interest billings	5,071,508	4,549,331
Joint interest billings - related party	394,311	895,000
Other	60,729	125,560
Total Accounts receivable	$8,154,433	$8,354,636

Concentrations of Credit Risk

Empire’s accounts receivable are primarily receivables from oil and natural gas purchasers and joint interest owners. The oil and natural gas purchasers consist primarily of independent marketers, major oil and natural gas companies and gas pipeline companies. Historically, the Company has not experienced any significant losses from uncollectible accounts from its oil and natural gas purchasers. The Company operates a substantial portion of its oil and natural gas properties. As the operator of a property we make full payments for costs associated with the property and seek reimbursement from the other working interest owners in the property for their share of those costs. Joint operating agreements govern the operations of an oil or natural gas well and, in most instances, provide for the offsetting of amounts payable or receivable between the Company and its joint interest owners. Our joint interest partners consist primarily of independent oil and natural gas producers. If the oil and natural gas exploration and production industry in general were adversely affected, the ability of the joint interest partners to reimburse Empire could be adversely affected.

Convertible Debt and Derivative Instruments

During the year ended December 31, 2024, Empire added the following significant accounting policy and estimate relating to convertible debt and derivative liability.

In connection with Empire’s issuance of a promissory note in the first quarter of 2024, Empire bifurcated the embedded conversion option and recorded the embedded conversion option as a long-term derivative liability in Empire’s consolidated balance sheets in accordance with FASB ASC 815, Derivatives and Hedging. The convertible debt and the derivative liability associated with the promissory note were presented on the consolidated balance sheets as the long-term note payable – related party and long-term derivative instruments. The convertible debt was carried at amortized cost. The derivative liability was remeasured at each reporting period using a binomial lattice model with changes in fair value recorded in the consolidated statements of operations in other income (expense). The conversion option related to the promissory note was exercised in the second quarter of 2024. See Note 7 for further details.

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

Leases

The Company’s right-of-use operating lease assets and lease liabilities are primarily for leased vehicles for field operations and office spaces. Some of these lease agreements include variable payments for non-lease components such as common area maintenance.

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

Depletion and amortization of producing properties is computed on the units-of-production method on a property-by-property basis. The units-of-production method is based primarily on estimates of proved reserve quantities. Due to uncertainties inherent in this estimation process, it is at least reasonably possible that reserve quantities will be revised in the near term. Changes in estimated reserve quantities are applied to depletion and amortization computations prospectively.

Other property and equipment is depreciated on the straight-line method.

Segment Reporting

The Company operates as one operating segment and one reportable segment which is engaged in the exploration, development, and production of oil, gas, and NGLs in New Mexico, North Dakota, Montana, Texas, and Louisiana, from which all of its revenues are derived and expenses incurred. All financial results are reviewed by the Chief Executive Officer (“CEO”), the Company’s Chief Operating Decision Maker (“CODM”), on a consolidated basis to evaluate performance of the Company. The single segment constitutes all of the consolidated entity and the accompanying consolidated financial statements and the notes to the accompanying consolidated financial statements are representative of such amounts. Refer to Note 18 for further discussion.

Debt Issuance Costs

Debt issuance fees, which are recorded at cost, net of amortization, are amortized over the life of the respective debt agreements utilizing the straight-line method. We had approximately $0.2 million and $0.1 million of unamortized debt issuance costs as of year-end December 31, 2024 and 2023, respectively. Unamortized debt issuance costs related to the Company’s credit facility are recorded in other noncurrent assets on the Company’s consolidated balance sheets.

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

Revenue Recognition

The Company’s revenues are comprised solely of revenues from customers and include the sale of oil, natural gas and NGLs. The Company believes that the disaggregation of revenue into these three major product types, as presented in the consolidated statements of operations, appropriately depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors based on its single geographic region, the continental United States. Revenues are recognized at a point in time when production is sold to a purchaser at a determinable price, delivery has occurred, control has transferred and it is probable substantially all of the consideration will be collected. The Company fulfills its performance obligations under its customer contracts through delivery of oil, natural gas and NGLs and revenues are recorded on a monthly basis. The Company receives payment from one to three months after delivery. Generally, each unit of product represents a separate performance obligation. The prices received for oil, natural gas and NGLs sales under the Company’s contracts are generally derived from stated market prices which are then adjusted to reflect deductions including transportation, fractionation and processing. As a result, revenues from the sale of oil, natural gas and NGLs will decrease if market prices decline. The sales of oil, natural gas and NGLs, as presented on the consolidated statements of operations, represent the Company’s share of revenues net of royalties and excluding revenue interests owned by others. When selling oil, natural gas and NGLs on behalf of royalty or working interest owners, the Company is acting as an agent and thus reports the revenue on a net basis. To the extent actual volumes and prices of oil and natural gas sales are unavailable for a given reporting period because of timing or information not received from third parties, the expected sales volumes and prices for those properties are estimated and recorded. Variances between the Company’s estimated revenue and actual payment are recorded in the month the payment is received. Historically, these differences have been insignificant.

At the end of each month when the performance obligation is satisfied, the variable consideration can be reasonably estimated and amounts due from customers are recorded in accounts receivable on the consolidated balance sheets. Taxes assessed by governmental authorities on oil, natural gas and NGLs sales are presented separately from such revenues in the consolidated statements of operations.

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

Natural Gas and NGLs Sales

Under the Company’s natural gas sales arrangements, the purchaser takes control of wet gas at a delivery point near the wellhead or at the inlet of the purchaser’s processing facility. The purchaser gathers and processes the wet gas and remits proceeds to the Company for the resulting natural gas and NGLs sales. Based on the nature of these arrangements, the purchaser is the Company’s processor, thus, the Company recognizes natural gas and NGLs sales based on the net amount of proceeds received from the purchaser.

Transaction Price Allocated to Remaining Performance Obligations

Substantially all of the Company’s product sales are short-term in nature with a contract term of one year or less. For these contracts, the Company has utilized the practical expedient in ASU 2024, Revenue from Contracts with Customers (“Topic 606”) which exempts the Company from the requirements to disclose the transaction price allocated to remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less.

For the Company’s product sales that have a contract term greater than one year, the Company has utilized the practical expedient in Topic 606 which states the Company is not required to disclose the transaction price allocated to remaining performance obligations if the variable consideration is allocated entirely to a wholly unsatisfied performance obligation. Under these contracts, each unit of product generally represents a separate performance obligation; therefore, future volumes are wholly unsatisfied, and disclosure of the transaction price allocated to remaining performance obligations is not required.

Prior-Period Performance Obligations

The Company records revenue in the month that product is delivered to the purchaser. Settlement statements for certain natural gas and NGLs sales, however, may not be received for 30 to 90 days after the date the product is delivered, and as a result the Company is required to estimate the amount of product delivered to the purchaser and the price that will be received for the sale of the product. In these situations, the Company records the differences between its estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. Any identified differences between the Company’s revenue estimates and actual revenue received have historically been insignificant. For the years ended December 31, 2024 and 2023, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material.

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

Income Taxes

The Company accounts for income taxes in accordance with the asset and liability method of accounting for income taxes.  Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to the taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is established if management determines it is more likely than not that some portion of a deferred tax asset will not be realized. Interest and penalties, if any, related to accrued liabilities for potential tax assessments are included in income tax benefit (expense) on the consolidated statements of operations.

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

Fair Value Measurements

The FASB ASC 820, Fair Value Measurement (“Topic 820”) standards define fair value, establish a consistent framework for measuring fair value and establish a fair value hierarchy based on the observability of inputs used to measure fair value.

The three-level fair value hierarchy for disclosure of fair value measurements defined by Topic 820 is as follows:

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instrument’s complexity. The Company reflects transfers between the three levels at the beginning of the reporting period in which the availability of observable inputs no longer justifies classification in the original level. There were no transfers between fair value hierarchy levels for the years ended December 31, 2024 and 2023. See Note 17.

Related Party Transactions

Transactions between related parties are considered to be related party transactions even though they may not be given accounting recognition. FASB ASC 850, Related Party Disclosures (“Topic 850”) requires that transactions with related parties that would have influence in decision making shall be disclosed so that users of the financial statements can evaluate their significance. Related party transactions typically occur within the context of the following relationships: affiliates of the entity; entities for which investments in their equity securities is typically accounted for under the equity method by the investing entity; trusts for the benefit of employees; principal owners of the entity and members of their immediate families; management of the entity and members of their immediate families; and other parties that can significantly influence the management or operating policies of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

Recently Issued Accounting Pronouncements

The FASB periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. The Company has reviewed the recently issued pronouncements and concluded that the following new accounting standards are applicable:

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses. This ASU, as further amended, affects trade receivables, financial assets and certain other instruments that are not measured through net income. This ASU will replace the currently required incurred loss approach with an expected loss model for instruments measured at amortized cost and is effective for financial statements issued for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The adoption of this ASU on January 1, 2023, by the Company did not have a material impact on the Company’s consolidated financial statements as the Company does not have a history of credit losses.

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (“Subtopic 470-20”) and Derivatives and Hedging—Contracts in Entity’s Own Equity: Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“Subtopic 815-40”). The amendments in this ASU affect entities that issue convertible instruments and/or contracts in an entity’s own equity. The amendments in this ASU primarily affect convertible instruments issued with beneficial conversion features or cash conversion features because the accounting models for those specific features are removed. However, all entities that issue convertible instruments are affected by the amendments to the disclosure requirements of this ASU. For contracts in an entity’s own equity, the contracts primarily affected are freestanding instruments and embedded features that are accounted for as derivatives under the current guidance because of failure to meet the settlement conditions of the derivatives scope exception related to certain requirements of the settlement assessment. Also affected is the assessment of whether an embedded conversion feature in a convertible instrument qualifies for the derivatives scope exception. Additionally, the amendments in this ASU affect the diluted EPS calculation for instruments that may be settled in cash or shares and for convertible instruments. The amendments in this ASU are effective for public business entities, excluding entities eligible to be smaller reporting companies, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Board specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. The Company adopted this standard on January 1, 2024 through a modified retrospective method of transition and determined it did not impact the prior period financials. The adoption also did not have a material impact on our current period consolidated financial statements.

In November 2023, FASB issued ASU 2023-07, Segment Reporting (“Topic 280”). This update requires that a public entity, including entities with a single reportable segment, disclose significant segment expenses that are regularly provided to the chief operating decision maker, as well as other segment items that are included in the calculation of segment profit or loss. A public entity will also be required to disclose all annual disclosures about a reportable segment's profit or loss currently required by Topic 280 in interim periods. Although a public entity is permitted to disclose multiple measures of a segment's profit or loss, at least one of the reported segment profit or loss measures should be consistent with the measurement principles used in measuring the corresponding amounts of the public entity's consolidated financial statements. Further, a public entity must disclose the title and position of the CODM as well as how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. See Note 18.

In December 2023, FASB, issued ASU 2023-09, Income Taxes: Improvements to Income Tax Disclosures (“Topic 740”). The guidance in Topic 740 improves the transparency of income tax disclosures by greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. The standard is effective for public companies for fiscal years beginning after December 15, 2024 with early adoption permitted and should be applied prospectively. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (“Subtopic 220-40”), which expands disclosures around a public entity’s costs and expenses of specific items (i.e., employee compensation, DD&A), requires the inclusion of amounts that are required to be disclosed under US GAAP in the same disclosure as other disaggregation requirements, requires qualitative descriptions of amounts remaining in expense captions that are not separately disaggregated quantitatively, and requires disclosure of total selling expenses, and in annual periods, the definition of selling expenses. The amendment does not change or remove existing disclosure requirements. The amendment is effective for fiscal years beginning after December 15, 2026, and interim periods with fiscal years beginning after December 15, 2027. Early adoption is permitted, and the amendment can be adopted prospectively or retrospectively to any or all periods presented in the financial statements. Empire is currently assessing the impact of adopting this standard which is expected to only affect financial statement disclosures.

Note 3 – Property

Empire follows the successful efforts method of accounting for its oil and natural gas activities. Under this method, costs to acquire oil and natural gas properties and costs incurred to drill and equip development and exploratory wells are deferred until exploration and completion results are evaluated. Exploration drilling costs are expensed if recoverable reserves are not found. Upon sale or retirement of oil and natural gas properties, the costs and related accumulated depletion and amortization are eliminated from the accounts and the resulting gain or loss is recognized.

Costs incurred to maintain wells and related equipment and lease and well operating costs are charged to expense as incurred.

Depletion is calculated on a unit-of-production basis at the field level based on total proved developed reserves.

Proved oil and natural gas properties are reviewed for impairment at least annually, or as indicators of impairment arise. There have been no indicators of impairment during the years ended December 31, 2024 and 2023.

The aggregate capitalized costs of oil and natural gas properties are as follows:

	As of December 31,
	2024	2023

Proved properties	$134,239,227	$75,346,623
Unproved properties	3,857,862	3,245,431
Work in process	2,578,310	14,917,749
Gross capitalized costs	140,675,399	93,509,803
Accumulated depletion, amortization and impairment	(31,974,184)	(22,996,805)
Total Oil and gas properties, net	$108,701,215	$70,512,998

Depletion amortization expense related to oil and gas properties for the years ended December 31, 2024 and 2023, was approximately $9.0 million and $2.8 million, respectively.

Empire has completed 13 wells in North Dakota related to our Starbuck Drilling Program during the year ended December 31, 2024.

On August 9, 2023, the Company and a subsidiary of Energy Evolution, a related party, collectively acquired additional working interests in certain of the Company’s New Mexico properties. The Company paid $2.1 million in cash and acquired 10% of the total acquired working interests in the transaction. The subsidiary of Energy Evolution acquired the other 90% of the acquired working interest ("EEF Interest”). The Company has a one-year option to acquire the EEF Interest for $5.0 million, subject to adjustments ("Purchase Option”). In exchange for the Purchase Option, the Company issued 67,000 shares of common stock valued at approximately $0.6 million and reflected in other noncurrent assets. The Company has the right to extend the initial one-year Purchase Option period for two successive one-year periods by agreeing to issue an additional 42,000 shares of common stock prior to the end of the one-year period then in effect. The Purchase Option may be exercised by the Company at any time during the one-year period then in effect by sending a written notice to Energy Evolution prior to the expiration of such one-year period.

On April 9, 2024, Empire partially exercised the Purchase Option to acquire additional working interests in certain of Empire New Mexico’s properties from Energy Evolution, a related party. The additional assets acquired represent approximately 60% of the total assets collectively acquired by Empire and Energy Evolution in the third quarter of 2023 (the "Option Assets”). As consideration, upon closing of the partial exercise of the Purchase Option, Empire issued Energy Evolution 600,000 shares of common stock of Empire based on an agreed upon price of $5.00 per share for an aggregate agreed upon value of $3.0 million which was 60% of the purchase price of $5.0 million under the Purchase Option. Pursuant to the remaining unexercised portion of the Purchase Option, Empire had the right to extend the initial one-year Purchase Option period for two successive one-year periods by agreeing to issue additional shares of common stock prior to the end of the one-year period then in effect.

On August 8, 2024, Empire successfully extended the Purchase Option with the issuance of 16,800 shares of common stock to Energy Evolution, and as such, Empire has the right to acquire the remaining Option Assets for an exercise price of $2.0 million, subject to certain adjustments and payable in cash, unless the parties agree that some or all may be paid by issuance of common stock to Energy Evolution. The Purchase Option expires on August 9, 2026.

Other property and equipment consists of operating lease assets, vehicles, office furniture, and equipment with lives ranging from three to five years. The capitalized costs of other property and equipment are as follows:

	As of December 31,
	2024	2023

Other property and equipment, at cost	$3,303,829	$2,998,018
Less: accumulated depreciation	(1,912,716)	(1,114,807)
Other property and equipment, net	$1,391,113	$1,883,211

Depreciation expense related to other property and equipment for the years ended December 31, 2024 and 2023, was approximately $0.3 million and $0.2 million, respectively.

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

The Company’s asset retirement obligation activities are summarized in the following table:

	For the Years Ended December 31,
	2024	2023

Asset retirement obligations, beginning of period	$28,168,427	$25,000,740
Liabilities incurred from drilling activity and assumed in acquisitions	876,955	72,000
Revisions	—	2,303,938
Liabilities settled	(864,137)	(964,274)
Accretion expense	2,006,755	1,756,023
Asset retirement obligation, end of period	$30,188,000	$28,168,427
Less: current portion included in Accrued expenses	1,765,000	700,000
Asset retirement obligation, long-term	$28,423,000	$27,468,427

The liabilities incurred from drilling activity in 2024 primarily relate to the completion of new wells as part of Empire’s North Dakota Starbuck Drilling Program. The liabilities assumed in acquisitions in 2024 relate to additional working interest acquired in New Mexico.

Note 5 – Commodity Derivative Financial Instruments

The Company has used derivative financial instruments to manage its exposure to commodity price fluctuations in the past. Commodity derivative instruments have been used to reduce the effect of volatility of price changes on the oil and natural gas the Company produces and sells. The Company does not enter into derivative financial instruments for speculative or trading purposes. The Company’s derivative financial instrument activity has consisted of swaps and put options.

The Company does not designate its derivative instruments to qualify for hedge accounting. Accordingly, the Company reflects changes in the fair value of its derivative instruments in its consolidated statements of operations as they occur. These contracts are recognized and recorded at fair value as an asset or liability on the Company’s consolidated balance sheets. Cash receipts or payments upon settlement of swaps and put options are reflected in the operating activities section of its consolidated statements of cash flows.

The following table summarizes the net realized and unrealized amounts reported in earnings related to the oil derivative instruments:

	For the Years Ended December 31,
	2024	2023

Gain (loss) on derivatives, realized	$18,200	$(353,695)
Gain (loss) on derivatives, unrealized	(407,086)	288,002
Loss on derivatives, net	$(388,886)	$(65,693)

The following table represents the Company’s net cash receipts from (payments on) derivatives:

	For the Years Ended December 31,
	2024	2023

Cash receipts from (payments on) on oil derivatives, net	$18,200	$(353,695)

The Company did not have any open commodity derivative positions as of December 31, 2024.

Note 6 – Accrued Expenses

The following table represents the Company’s accrued expenses:

	As of December 31,
	2024	2023

Accrued and suspended third-party revenue	$5,986,597	$4,049,984
Accrued salaries and payroll taxes	1,091,125	1,059,295
Accrued production taxes	836,784	829,226
Asset retirement obligation - current	1,765,000	700,000
Other	668,484	436,797
Total Accrued Expenses	$10,347,990	$7,075,302

Note 7 – Debt Including Debt with Related Parties

The following table represents the Company’s outstanding debt:

	As of December 31,
	2024	2023

Equity Bank Credit Facility	$11,088,647	$4,492,484
Note Payable – Related Party	—	1,060,004
Equipment and vehicle notes, 0.00% to 9.59% interest rates, due in 2025 to 2029 with monthly payments ranging from $900 to $1,400 per month (1)	247,032	148,516

Total Debt	11,335,679	5,701,004
Less: Current Maturities	(69,552)	(44,225)
Less: Note Payable – Related Party	—	(1,060,004)
Long-Term Debt	$11,266,127	$4,596,775

(1)	Weighted-average interest rate of 8.32%

On July 7, 2021, the Company entered into the Fourth Amendment to its Senior Revolver Loan Agreement with CrossFirst Bank ("CrossFirst”) as further amended by Letter Agreements in conjunction with redetermination dates (the “Amended Agreement”). The maximum amount that could be advanced under the Amended Agreement was $20.0 million and the commitment amount following an August 9, 2023, amendment agreement was approximately $5.2 million. The Amended Agreement was subsequently retired with proceeds from the new revolver loan agreement discussed below.

On December 29, 2023, Empire North Dakota and Empire NDA ("Borrowers”), entered into a revolver loan agreement with Equity Bank (the "Credit Facility”). Pursuant to the Credit Facility (a) the initial revolver commitment amount is $10.0 million; (b) the maximum revolver commitment amount is $15.0 million; (c) commencing on January 31, 2024, and occurring on the last day of each calendar month thereafter, the revolver commitment amount is reduced by $150,000; (d) commencing on March 31, 2024, there are scheduled semiannual collateral borrowing base redeterminations each year on March 31 and September 30; (e) the final maturity date is December 29, 2026; (f) outstanding borrowings bear interest at a rate equal to the prime rate of interest plus 1.50%, and in no event lower than 8.50%; (g) a quarterly commitment fee is based on the unused portion of the commitments; and (h) Borrowers have the right to prepay loans under the Credit Facility at any time without a prepayment penalty.

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

The Credit Facility requires Borrowers to, commencing as of the fiscal quarter ended December 31, 2023, maintain (a) a current ratio of 1.0 to 1.0 or more and (b) a ratio of funded debt to EBITDAX (as defined in the Credit Facility), calculated quarterly and annually based on a trailing twelve-month basis, of no more than 3.50 to 1.00. At December 31, 2024, the Borrowers were in compliance with all required covenants under the Credit Facility.

On November 18, 2024, the Company entered into the First Amendment. Pursuant to the First Amendment (a) the maximum revolver commitment amount is $20.0 million; and (b) commencing on December 31, 2024, and occurring on the last day of each calendar month thereafter, the revolver commitment amount is reduced by $250,000.

On September 19, 2023, each of Phil Mulacek, a member of the Company’s Board of Directors, and Energy Evolution made a bridge loan to Empire North Dakota in the amount of $5.0 million (collectively, the "Bridge Loans”). These Bridge Loans were subsequently converted to our common shares through entering into subsequent Securities Purchase Agreements. Mr. Mulacek and Energy Evolution are each a related party of the Company. See Note 14 for additional information regarding the Securities Purchase Agreements and the subsequent conversion to our common shares.

Promissory Note - Related Party

On February 16, 2024, Empire issued a promissory note in the aggregate principal amount of $5.0 million (the "Note”) to Energy Evolution. Energy Evolution advanced Empire $5.0 million under the Note. The proceeds of the Note were used by Empire to fund, in part, its ongoing oil and gas drilling program and for working capital purposes.

The Note matures on February 15, 2026, (the "Maturity Date”) and accrues interest at the rate of 7% per annum. After the Maturity Date, any principal balance of the Note remaining unpaid accrues interest at the rate of 9% per annum. At the option of Energy Evolution, interest payments will be paid either in cash or in shares of common stock of Empire on each of the following dates (or if any such date is not a business day, the next following business day) (each an "Interest Payment Date”), except upon the occurrence of an Event of Default, in which case interest will accrue and be paid in cash on demand: (i) March 31, 2024; (ii) June 30, 2024; (iii) September 30, 2024; (iv) December 31, 2024; (v) March 31, 2025; (vi) June 30, 2025; (vii) September 30, 2025; (viii) December 31, 2025; and (ix) the Maturity Date. All or any portion of the outstanding principal amount of the Note may be converted into shares of common stock of Empire at a conversion price of $6.25 per share (the "Conversion Price”), at the option of Energy Evolution, at any time and from time to time. If the full principal amount of the Note is drawn and converted into shares of common stock of Empire, 800,000 shares would be issued (without giving effect to any interest that may be converted). Accrued interest on the principal amount converted will be due on the applicable date of conversion in cash or, at the option of Energy Evolution, by issuance of shares of common stock of Empire in the manner set forth in the Note (where the date of conversion is the relevant Interest Payment Date). The Conversion Price is subject to customary adjustments. The Note may be prepaid at any time or from time to time without the consent of Energy Evolution and without penalty or premium, provided that Empire provides Energy Evolution with at least five business days prior written notice, each principal payment is made in cash and all accrued interest is paid in cash, or at the option of Energy Evolution, the accrued interest may be paid by issuance of shares of common stock of Empire in the manner set forth in the Note (where the Interest Payment Date is the date of prepayment).

Empire determined that an embedded conversion feature included in the Note required bifurcation from the host contract that is recognized as a separate derivative liability carried at fair value. The estimated fair value of the derivative liability, which represents a Level 3 valuation, was approximately $1.3 million as of March 31, 2024, and was determined using a binomial lattice model using certain assumptions and inputs discussed in Note 17. Accordingly, Empire recognized a gain on the fair value adjustment of the derivative liability in the amount of approximately $0.7 million in other income (expense) in the consolidated statements of operations for the year ended December 31, 2024. The conversion option was exercised by Energy Evolution on May 24, 2024, in exchange for 800,000 shares of common stock of the Company under the terms of the Note and the fair value of the derivative was revalued as of that date resulting in a loss of $1.7 million in 2024. All of the other embedded features of the Note were clearly and closely related to the debt host and did not require bifurcation as a derivative liability.

Note Payable - Related Party

In August 2020, Empire, through its wholly-owned subsidiary, Empire Texas, entered into a JDA with Petroleum & Independent Exploration, LLC and related entities ("PIE”), a related party (see Note 14), dated August 1, 2020. Under the terms of the JDA, PIE performed recompletion or workover on specified mutually agreed upon wells owned by Empire Texas. Concurrent with the JDA with PIE, Empire entered into a term loan agreement dated August 1, 2020, whereby PIE will loan up to $2.0 million, at an interest rate of 6% per annum, maturing August 6, 2024, unless terminated earlier by PIE. The loan proceeds were used for recompletion or workover of certain designated wells. In addition, Empire assigned 85% working and revenue interest to PIE in the designated wells which will be applied to repayment of the loan.

On July 31, 2024, PIE, Empire Texas, and Empire entered into a note repayment and loan termination agreement providing for the payment in full of the remaining outstanding amount of the approximate $1.1 million PIE loan and extending the loan maturity date to December 31, 2024, unless terminated earlier by PIE. As payment in full, Empire issued PIE 205,427 shares of common stock of Empire following the approval of a supplemental listing application by the NYSE American stock exchange in the third quarter of 2024.

Note 8 - Leases

As a lessee, the Company leases its corporate office headquarters in Tulsa, Oklahoma, and one field office. The leases expire between 2025 and 2027. The corporate office has an option to renew for an additional five-year term. The option to renew the lease is generally not considered reasonably certain to be exercised. Therefore, the period covered by such optional period is not included in the determination of the term of the lease and the lease payments during these periods are similarly excluded from the calculation of right-of-use lease asset and lease liability balances.

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

Right-of-use lease expense was approximately $0.5 million and $0.4 million for the years ended December 31, 2024 and 2023, respectively. Cash paid for right-of-use lease was approximately $0.5 million and $0.4 million for the same period.

Supplemental balance sheet information related to the right of use leases is as follows:

	As of December 31,
	2024	2023

Net operating lease asset (included in Other property and equipment)	$603,611	$1,077,031

Current portion of lease liability	$400,692	$432,822
Long-term lease liability	143,689	544,382
Total right-of-use lease liabilities	$544,381	$977,204

The weighted average remaining term for the Company’s right of use leases is 1.4 years. The weighted average discount rate is 8.26% in 2024.

Maturities of lease liabilities as of December 31, 2024, are as follows:

2025	$430,631
2026	136,545
2027	12,400
2028	—
2029	—
Thereafter	—
Total lease payments	579,576
Less: imputed interest	(35,195)
Total lease obligation	$544,381

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

The holders of shares of common stock are entitled to one vote per share for all matters on which common stockholders are authorized to vote on. Examples of matters that common stockholders are entitled to vote on include, but are not limited to, the election of three of the six directors and other common voting situations afforded to common stockholders.

In July 2023, Energy Evolution exercised its remaining warrants under a Loan Modification Agreement between the Company and Energy Evolution entered into in September 2021 for 500,000 shares of common stock for $5.00 per share. The Company received $2.5 million related to this transaction.

In April 2024, Empire completed a subscription rights offering (the "April Rights Offering”) which raised gross proceeds of $20.7 million. Empire distributed at no charge to holders of its common stock, as of the close of business on March 7, 2024 (the record date for the April Rights Offering), one subscription right for each share of common stock held. Each subscription right entitled the holder to purchase 0.161 shares of common stock at a subscription price of $5.00 per share per one whole share of common stock. The subscription rights were non-transferable and not listed for trading on any stock exchange or market.

On May 31, 2024, Empire issued Energy Evolution a warrant certificate granting them the right to purchase 128,800 shares of common stock of Empire at $5.00 per share. On June 28, 2024, Energy Evolution exercised the warrants and received 128,800 shares in exchange for approximately $0.6 million.

In November 2024, Empire completed a subscription rights offering (the "November Rights Offering”) which raised gross proceeds of $10.0 million. Empire distributed at no charge to holders of its common stock, as of the close of business on September 30, 2024 (the record date for the November Rights Offering), one subscription right for each share of common stock held. Each subscription right entitled the holder to purchase 0.063 shares of common stock at a subscription price of $5.05 per share per one whole share of common stock. The subscription rights were non-transferable and not listed for trading on any stock exchange or market.

See Note 14 for information regarding other transactions where shares of common stock of the Company were issued.

Note 10 – Stock Based Compensation

Empire recognizes stock-based compensation expense associated with granted stock options and restricted stock units ("RSUs”). Empire accounts for forfeitures of equity-based incentive awards as they occur. Stock-based compensation expense related to time-based restricted stock units is based on the price of the common stock on the grant date and recognized as vesting occurs. For options, the fair value is determined using the Black-Scholes option valuation assumptions on dividend yield, expected annual volatility, risk-free interest rate and an expected useful life. Stock-based compensation expense for restricted stock units and stock options is included in general and administrative expense in the consolidated statements of operations and is recorded with a corresponding increase in additional paid-in capital within the consolidated balance sheets.

On April 3, 2019, the Board of Directors of the Company adopted the Empire Petroleum Corporation 2019 Stock Option Plan (the “2019 Stock Option Plan”). The total number of shares of common stock that may be issued pursuant to stock options under the 2019 Stock Option Plan was 2,500,000. On August 27, 2021, the Board of Directors of the Company adopted the Company’s 2021 Stock and Incentive Compensation Plan (the “2021 Incentive Plan”) which was subsequently approved by stockholders of the Company. As a result of such approval, no further awards will be made under the 2019 Incentive Plan. The total number of shares of common stock that could be issued pursuant to the 2021 Incentive Plan is 750,000. On August 26, 2022, the stockholders of the Company approved the Company’s 2022 Stock and Incentive Compensation Plan (the “2022 Incentive Plan”) which reserves 750,000 shares of the Company’s common stock for issuance thereunder. As a result of such approval, no further awards will be made under the 2021 Incentive Plan. On June 9, 2023, the stockholders of the Company approved the Company’s 2023 Stock and Incentive Compensation Plan (the “2023 Incentive Plan”) which reserves 700,000 shares of the Company’s common stock for issuance thereunder. As a result of such approval, no further awards will be made under the 2022 Incentive Plan. On June 14, 2024, the Board of Directors adopted the Company’s 2024 Stock and Incentive Compensation Plan (the “2024 Incentive Plan”) which reserves 700,000 shares of the Company’s common stock for issuance thereunder. As a result of such approval no further awards will be made under the 2023 Incentive Plan. The 2024 Incentive Plan authorizes the grant of non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, cash-based awards and other stock-based awards (restricted stock awards, restricted stock units, performance shares and performance units are collectively referred to as restricted stock units for purposes of this Note). At December 31, 2024, 528,165 shares of our common stock were available for future grants.

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

RSUs are generally granted with 12-month, 13-month, or 3-year service periods. Total value assigned to the RSUs granted in 2024 based on grant date price approximated $0.6 million. For the years ended December 31, 2024 and 2023, approximately $0.9 million and $2.3 million of compensation expense related to RSUs was recognized. At December 31, 2024, approximately $0.7 million of unrecognized compensation expense remained and will be recognized on a straight-line basis depending on the service period of each grant.

The following summary reflects nonvested restricted stock unit activity and related information:

		Weighted-Average
	Shares	Fair Value (1)

Outstanding, December 31, 2022	224,288	$15.42
Granted	180,430	10.33
Vested	(145,700)	16.20
Forfeited	(54,201)	14.57
Outstanding, December 31, 2023	204,817	$10.61
Granted	106,260	5.29
Vested	(162,034)	9.79
Forfeited	(22,500)	11.05
Outstanding, December 31, 2024	126,543	$7.11

(1)	Shares are valued at the grant-date market price.

2024

Weighted-Average grant date fair value of restricted stock units granted during the year, per share	$5.29
Total fair value of restricted stock units vested during the year	$1,586,313

Stock Options

Each stock option award provides the opportunity in the future to purchase Empire common shares at the market price of our common stock on the date the award is granted (the strike price). The options generally become exercisable in equal amounts over a three-year vesting period or over one-year for options awarded to the Board of Directors of the Company; however, certain options become exercisable only if certain performance criteria are met. Stock options have no financial statement effect on the date they are granted but rather are reflected over time through recording stock-based compensation expense. The stock-based compensation expense is based on the estimated fair value of the awards expected to vest, and that amount is amortized as compensation expense on a straight-line basis over the respective vesting period and is net of forfeitures, as incurred.

The estimated fair value of an option is calculated using a Black-Scholes option valuation model with the following assumption inputs: dividend yield, expected annual volatility, risk free interest rate and an expected life of the option. The following table summarizes the weighted-average fair value and assumptions:

	2024	2023

Weighted-average grant-date fair value of stock options	$3.25	$4.52
Stock Options Valuation Assumptions:
Risk-free interest rate	4.5%	3.9%
Dividend yield	0.0%	0.0%
Expected volatility	73.9%	64.9%
Expected option life (in years)	5.00	2.88
Other pricing model inputs:
Weighted average grant-date market prices of Empire stock (strike price)	$5.12	$10.07

For the years ended December 31, 2024 and 2023, approximately $1.1 million and $0.9 million of compensation expense related to stock options was recognized. At December 31, 2024, approximately $1.0 million of unrecognized compensation expense remained and will be recognized on a straight-line basis depending on the service period of each grant.

The following summary reflects stock option activity and related information:

		Weighted-Average
	Options	Exercise Price

Outstanding, December 31, 2022	2,379,700	$3.31
Granted	533,000	10.07
Exercised	(355,000)	1.35
Forfeited	(492,319)	5.42
Outstanding, December 31, 2023	2,065,381	$4.89
Granted	149,335	5.12
Exercised	(193,866)	1.35
Forfeited	(135,000)	12.17
Outstanding, December 31, 2024	1,885,850	$4.75

The following table summarizes information about stock options as of December 31, 2024:

Range of Exercise Price	$1.32 to $12.36
Weighted-Average Remaining Contractual Life	4.17 years
Options Outstanding	1,885,850
Options Exercisable	1,489,928
Options Outstanding Aggregate Intrinsic Value	$5,376,036
Options Exercisable Aggregate Intrinsic Value	$5,453,136
Weighted-Average Outstanding Price	$4.75
Weighted-Average Exercise Price	$3.94

Note 11 – Income Taxes

The following table represents the current and deferred income tax provisions:

	For the Years Ended December 31,
	2024	2023

Current	$—	$(132,192)
Deferred	—	—
Income tax provision	$—	$(132,192)

In the event that an entity has an “ownership change” (as defined in Section 382 of the Internal Revenue Code of 1986, as amended (“IRC”), an entity’s federal net operating loss carryforwards (“NOLs”) generated prior to an ownership change would be subject to annual limitations, which could defer or eliminate the Company’s ability to utilize these tax losses against future taxable income. Generally, an “ownership change” occurs if one or more stockholders, each of whom owns 5% or more in value of a corporation’s stock, increase their aggregate percentage ownership by more than 50% over the lowest percentage of stock owned by those stockholders at any time during the preceding three-year period. A full Section 382 analysis was prepared in 2024 and it was determined that our NOLs were subject to limitations under IRC Section 382. The Company's ability to use NOLs and other tax attributes to reduce taxable income and income taxes could be materially impacted by a future IRC 382 ownership change. Future transactions involving the Company's stock including those outside of the Company's control could cause an IRC Section 382 ownership change resulting in a limitation on tax attributes currently not limited and a more restrictive limitation on tax attributes currently subject to the previous IRC 382 limitation.

At December 31, 2024, the Company had approximately $35.8 million of federal NOLs generated in prior years available to offset against future taxable income, net of NOLs expected to expire unused due to IRC Section 382 limitations. Of the $35.8 million NOLs, approximately $35.4 million relate to periods after 2017 and have an indefinite life. Additionally, approximately $0.5 million will begin to expire between 2024-2037 if not used. Approximately $2.4 million of the NOLs were limited as of December 31, 2024, due to previous ownership changes.

Deferred tax assets and liabilities are the result of temporary differences between the financial statement carrying values and the tax basis of assets and liabilities. The Company’s net tax position is as follows:

	As of December 31,
	2024	2023
Deferred tax assets:
Loss carry-forwards	$9,248,840	$6,269,503
Stock option grants	2,527,263	2,022,184
Asset retirement obligation	7,954,720	7,433,670
Other	784,505	526,873
Total deferred tax assets	20,515,328	16,252,230

Deferred tax liabilities:
Oil and gas properties	(7,863,169)	(7,327,620)
Other property and equipment	(62,125)	(123,915)
Financial Derivatives	—	(104,956)
Lease liabilities	(15,281)	(25,133)
Total deferred tax liabilities	(7,940,575)	(7,581,624)

Net deferred tax asset before valuation allowance	12,574,753	8,670,606

Valuation allowance	(12,574,753)	(8,670,606)
Net deferred taxes	$—	$—

Utilization of the Company’s loss carryforwards is dependent on realizing taxable income. The Company’s recorded valuation allowances of approximately $12.6 million and $8.7 million as of December 31, 2024 and 2023, respectively, are due to the uncertainty related to its ability to utilize some of its deferred income tax assets, primarily consisting of net operating loss carryforwards prior to expiration or the limitation under Section 382 as discussed above.

For 2024 and 2023, our effective tax rates were 0% and 1%, respectively. Other than the full year of 2022, Empire has generated net operating losses since inception, which would normally reflect a tax benefit in the consolidated statements of operations and a deferred asset on the consolidated balance sheets. However, because of the current uncertainty as to Empire’s ability to achieve sustained profitability, a full valuation reserve has been established that offsets the amount of any tax benefit available for each period presented in the consolidated statements of operations.

The following table presents a reconciliation of its income tax (benefit) provision and effective income tax rate to the U.S. statutory income tax rate:

	For the Years Ended December 31,
	2024		2023

(Benefit) provision at statutory rate	$(3,401,578)	21.0%	$(2,646,378)	21.0%
State Taxes (net of federal impact)	(733,390)	4.5%	(598,191)	4.7%
Nondeductible Expenses	(119,525)	0.7%	31,037	-0.2%
Return to Accrual	35,686	-0.2%	(72,448)	0.6%
Derivative Liability, Promissory Note Conversion	314,660	-1.9%	—	0.0%
NOLs Expected to Expire Unused Due to Section 382 Limitation	—	0.0%	1,877,230	-14.9%
Valuation Allowance	3,904,147	-24.1%	1,276,558	-10.1%
Income tax (benefit) provision	$—	0.0%	$(132,192)	1.0%

The Company has evaluated all tax positions for which the statute of limitations remains open and believes that the material positions taken would more likely than not be sustained by examination. Therefore, at December 31, 2024, the Company has not established any reserves for, nor recorded any unrecognized benefits related to uncertain tax positions.

The Company’s only taxing jurisdiction is the United States. The Company’s tax years 2021 to present remain open for federal examination. Additionally, tax years 2004 through 2020 remain subject to examination for the purpose of determining the amount of federal NOL and other carryforwards. The number of years open for state tax audits varies, depending on the state, but is generally from three to five years.

Note 12 – Loss per Share

Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses. As a result, if there is a loss from continuing operations, Diluted EPS is computed in the same manner as Basic EPS. In addition, approximately 647,000 options were excluded in the current period Diluted EPS computation due to the option exercise price exceeding the weighted-average market price of our common shares.

The following table summarizes the calculation of loss per share:

	For the Years Ended December 31,
	2024	2023

Net Loss	$(16,197,989)	$(12,469,605)

Basic Weighted-Average Shares	30,064,856	22,718,890
Effect of Dilutive Securities:
Restricted Stock Units and Stock Options (1)	—	—
Diluted Weighted-Average Shares	$30,064,856	$22,718,890
Loss per Common Share
Basic	$(0.54)	$(0.55)
Diluted	$(0.54)	$(0.55)

(1)	At December 31, 2024 and 2023, respectively, the Company had approximately 981,314 and 1,361,200 RSUs and options that were excluded from the calculation of net loss per share as their inclusion would be antidilutive due to a net loss for the period.

Note 13 – Executive Management

On March 16, 2023, Thomas W. Pritchard resigned as Chief Executive Officer and a director of the Company to pursue other opportunities. Although not required under Mr. Pritchard’s Employment Agreement with the Company, in recognition of Mr. Pritchard’s past service to the Company, the Company will pay Mr. Pritchard severance benefits in the amount of approximately $0.4 million, as set forth in Section 4.2 of his Employment Agreement, in one lump sum payment within 30 days after March 23, 2023, rather than in monthly installments. This was accrued as of March 31, 2023, and payment was made in April 2023. The Company also extended the period under which Mr. Pritchard has the right to exercise his outstanding vested non-qualified stock options from three months after the date of his termination of employment to September 16, 2024.  In addition, Mr. Pritchard has surrendered to the Company 340,234 RSUs and options as satisfaction for the $2.1 million receivable that primarily resulted from incorrect withholdings associated with an April 2022 option exercise by Mr. Pritchard. The Company also had a $2.1 million liability recorded at December 31, 2022, related to withholding payables that were remitted in 2023.

On March 17, 2023, the Board of Directors of the Company appointed Michael R. Morrisett to the position of Chief Executive Officer. Mr. Morrisett did not receive any additional compensation for assuming the role of Chief Executive Officer.

In July 2023, the Company’s Chief Operating Officer separated from the Company and received a severance of approximately $0.1 million over six months. Additionally, certain vested options were forfeited resulting in the reversal of $0.6 million of previously recorded stock-based compensation.

Note 14 – Related Party Transactions

Energy Evolution is a related party of the Company as it beneficially owns approximately 31.9% of the Company’s outstanding shares of common stock as of December 31, 2024. In October 2021, a member of Energy Evolution and a board member of Energy Evolution were appointed to the Company’s Board of Directors. The board member of Energy Evolution separately beneficially owns approximately 21.2% of the Company’s outstanding shares of common stock as of December 31, 2024 and is also a majority owner of PIE.

In July 2023, Energy Evolution exercised its warrants for 500,000 shares of common stock of the Company for $5.00 per share. See Note 9 for additional information.

On November 29, 2023, the Company converted its Bridge Loan (see Note 7) with Phil Mulacek into common shares through a Securities Purchase Agreement which was amended on December 1, 2023, pursuant to which Mr. Mulacek purchased from the Company (a) 609,013 shares of common stock of the Company for an aggregate purchase price of $5.0 million (or $8.21 per share) in cash and (b) 631,832 shares of common stock of the Company for an aggregate purchase price of $5.1 million (or $8.00 per share) which was paid through cancellation and extinguishment of the outstanding principal amount and all accrued interest thereon under that certain amended and restated promissory note due December 31, 2024, in the original aggregate principal amount of $5.0 million issued by Empire North Dakota to Mr. Mulacek.

On November 29, 2023, the Company converted its Bridge Loan (see Note 7) with Energy Evolution into common shares through a Securities Purchase Agreement, pursuant to which Energy Evolution purchased 1,256,832 shares of common stock of the Company for an aggregate purchase price of $10.1 million (or $8.00 per share), of which $2.0 million was advanced in cash to the Company on November 22, 2023, $3.0 million was paid in cash to the Company and $5.1 million was paid through cancellation and extinguishment of the outstanding principal amount and all accrued interest thereon under that certain amended and restated promissory note due December 31, 2024, in the original aggregate principal amount of $5.0 million issued by Empire North Dakota to Energy Evolution.

On February 16, 2024, Empire issued the Note to Energy Evolution. Energy Evolution advanced Empire $5.0 million under the Note in the first quarter of 2024. On May 24, 2024, Energy Evolution elected to convert the Note to shares of common stock of Empire and received 800,000 shares under the terms of the Note (see Note 7).

The Company had a JDA with PIE to perform recompletion or workover on specified mutually agreed upon wells (See Note 7). In the third quarter of 2024, Empire issued PIE 205,427 shares of common stock of Empire as payment in full for this outstanding note balance of $1.1 million (see Note 7).

In connection with the JDA, the Company also entered into a shared services agreement with PIE effective August 1, 2023, that includes access to administrative, engineering and support services as well as building and insurance services. The agreement provides that the Company will reimburse PIE for the out-of-pocket or actual costs incurred by PIE in providing such services to the Company.

Empire elected to partially exercise a purchase option in the second quarter of 2024 and acquired 60% of certain New Mexico interests from Energy Evolution. See Note 3 for additional information.

On June 28, 2024, Energy Evolution exercised its warrants of Empire and received 128,800 shares in exchange for approximately $0.6 million. See Note 9 for additional information.

Accounts receivable on the consolidated balance sheet include approximately $0.4 million and $0.9 million receivable as of December 31, 2024 and 2023, respectively, from Energy Evolution. Accrued expenses on the consolidated balance sheet include approximately $0.1 million and $0.5 million of revenue payable as of December 31, 2024 and 2023, respectively, to Energy Evolution.

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

Agreed Compliance Order

In January 2024, the Company deposited $1.0 million into an escrow account in accordance with an Agreed Compliance Order ("ACO”) with the New Mexico Oil Conservation Division for compliance work on certain inactive wells in New Mexico. Under the terms of the ACO, the escrow funds will be returned to the Company at a rate of $0.01 million for each well as the compliance work is completed. As of June 30, 2024, all work had been completed, and the Company expects to receive the remaining outstanding escrow amount of $0.2 million in 2025.

New Mexico Trespass

In December 2023, the Company initiated a legal action in the Fifth Judicial District Court, Lea County, New Mexico, against a saltwater company for trespassing within one of the New Mexico water flood units. This suit is currently being pursued by Empire; however, the ultimate outcome of the litigation cannot be determined at this time, and no amount has been recognized due to the uncertainty of any conclusions that may arise as a result of such action.

Note 16 – Concentrations

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

For the year ended December 31, 2024, the Company sold 78% of its oil, natural gas, and NGLs to four customers. For the year ended December 31, 2023, the Company sold 70% of its oil and natural gas production to four customers. No other purchaser accounted for more than 10% of our total revenues during the respective periods. The loss of these purchasers could result in a temporary interruption in sales or a lower price for production.

The Company’s cash balances may at times exceed Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company maintains cash accounts at reputable financial institutions.

Note 17 – Fair Value Measurements

The following table provides the carrying value and fair value measurement information for certain financial assets and liabilities. The carrying values of cash, accounts receivable, inventory, accounts payable, accrued expenses, lease liabilities, and equipment and vehicle notes included in the accompanying consolidated balance sheets approximated fair value at December 31, 2024 and December 31, 2023, as applicable, and generally represent Level 2 fair values due to their short-term nature. Therefore, such financial assets and liabilities are not presented in the following table:

			Fair Value Measurements Using:
	Carrying	Total Fair	Level 1	Level 2	Level 3
	Amount	Value	Inputs	Inputs	Inputs
December 31, 2024 assets (liabilities)
Derivative instruments	$—	$—	$—	$—	$—
Debt - Credit Facility	(11,088,647)	(11,088,647)	—	(11,088,647)	—
Debt - Promissory Note, Related Party	—	—	—	—	—

December 31, 2023 assets (liabilities)
Derivative instruments	406,806	406,806	—	406,806	—
Debt - Credit Facility	(4,492,484)	(4,492,484)	—	(4,492,484)	—
Debt - Promissory Note, Related Party	(1,060,004)	(1,055,790)	—	(1,055,790)	—

The following methods and assumptions were used to estimate the fair values in the table above and other fair value measurements.

Level 2

Derivatives – Derivative financial instruments are carried at fair value and measured on a recurring basis. The Company’s commodity price hedges are valued based on discounted future cash flow models that are primarily based on published forward commodity price curves.

The fair values of derivative instruments in asset positions include measures of counterparty nonperformance risk, and the fair values of derivative instruments in liability positions include measures of the Company’s nonperformance risk. These measurements were not material to the consolidated financial statements.

Debt – The fair value of our Credit Facility variable rate debt approximates the carrying value as the underlying prime rate changes based on prevailing market rates. The fair value of the promissory note prior to when the conversion was triggered was determined using a discounted cash flow model. See below for discussion on the fair value determination of the promissory note once conversion occurred.

Level 3

Impairment of oil and natural gas properties – The fair value of proved and unproved oil and natural gas properties was measured using valuation techniques that convert the future cash flows to a single discounted amount. Significant inputs to the valuation of proved and unproved oil and natural gas properties include estimates of: (i) recoverable reserves; (ii) production rates; (iii) future operating and development costs; (iv) future commodity prices; and (v) a market-based weighted-average costs of capital. The Company utilized a combination of the New York Mercantile Exchange strip pricing and consensus pricing to value the reserves, then applied various discount rates depending on the classification of reserves and other risk characteristics. For significant acquisitions, management utilized the assistance of a third-party valuation expert to estimate the value of the oil and natural gas properties acquired.

Asset Retirement Obligation – The fair value of AROs is included in proved oil and natural gas properties with a corresponding liability. The fair value was determined based on a discounted cash flow model, which included assumptions of the estimated current abandonment costs, discount rate, inflation rate and timing associated with the incurrence of these costs.

The inputs used to value oil and natural gas properties for impairments and asset retirement obligations require significant judgment and estimates made by management and represent Level 3 inputs.

Empire applies the provisions of fair value measurement on a non-recurring basis to its non-financial assets and liabilities, including oil and gas properties and asset retirement obligations. These assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments if events or changes in certain circumstances indicate that adjustments may be necessary. No triggering events that require assessment of such items were observed during the years ended December 31, 2024 and 2023.

Assets and Liabilities Measured at Fair Value on a Recurring Basis – In the determination of the fair value of the promissory note including the embedded conversion feature, Empire uses a binomial lattice valuation model to value Level 3 derivative liabilities at inception and on subsequent valuation dates. This model incorporates transaction details such as Empire’s stock price, contractual terms of the promissory note, and unobservable inputs classified as Level 3 including risk-free rate and expected volatility. Due to the subjective nature of these inputs, the fair value measurement could differ materially under alternative assumptions. As of the conversion option exercise date of May 24, 2024, these unobservable inputs were 5.0% and 46.9%, respectively.

Note 18 – Segment Reporting

The Company’s operations are managed and reported to its CEO, the Company’s CODM, on a consolidated basis. The CEO uses consolidated net loss in assessing performance of capital spend projects to allocate the appropriate resources to drive efficiencies and develop growth strategies. Under the organizational and reporting structure, the Company has one operating segment and one reportable segment.

The CODM is provided with the following significant segment expenses within lease operating expense on the consolidated statements of operations:

	For the Years Ended December 31,
	2024	2023

Production costs	$21,625,784	$16,631,618
Workover activity	4,768,286	10,161,285
Plugging and abandonment activity	1,150,958	1,832,578
Lease operating expense	$27,545,028	$28,625,481

Other segment items within consolidated net loss are all separately disclosed on the consolidated statements of operations. Segment asset information is not presented to and used by the CODM to allocate resources, assess performance or make strategic decisions.

Note 19 – Supplemental Information of Oil and Natural Gas Producing Activities (Unaudited)

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

Costs Incurred Related to Oil and Gas Activities

Costs incurred include capitalized costs of properties, equipment, and lease facilities for oil and natural gas producing activities.

	For the Years Ended December 31,
	2024	2023

Acquisition	$4,074,310	$2,094,419
Exploration	—	—
Development	42,214,332	25,053,107
Total costs incurred	$46,288,642	$27,147,526

Reserve Quantity Information

Proved oil and natural gas reserves are those quantities of oil and gas, which by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations. Proved developed reserves are proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well. Proved undeveloped reserves are proved reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. The information below excludes proved undeveloped reserves. Below are the net quantities of net proved developed reserves of the Company’s properties:

	Oil (MBbls)	Gas (MMcf)	NGLs (MBbls)	MBoe
Balance, December 31, 2022	8,826	12,937	2,262	13,244
Acquisition of Reserves	36	19	5	44
Revisions	(1,625)	(5,998)	(960)	(3,585)
Extensions	175	—	—	175
Production	(488)	(854)	(136)	(766)
Balance, December 31, 2023	6,924	6,104	1,171	9,112
Acquisition of Reserves	198	240	35	274
Revisions	(90)	637	159	175
Extensions	550	—	—	550
Production	(581)	(917)	(150)	(884)
Balance, December 31, 2024	7,001	6,064	1,215	9,227

The acquisition of reserves for 2024 and 2023 primarily relate to additional working interests in certain of the Company’s New Mexico properties (See Note 3) during the respective periods. The revisions for the respective periods primarily relate to changes in pricing and the extensions relate to increased volumes from our Starbuck Drilling Program.

Standardized Measure of Discounted Future Net Cash Flows Relating to Oil and Natural Gas Reserves

The standardized measure of discounted future net cash flows relating to oil and natural gas reserves and associated changes in standard measure amounts were prepared in accordance with the provision of FASB ASC 932-235-555, Extracting Activities – Oil and Gas (“Topic 932”).  Future cash inflows were computed by applying average prices of oil and natural gas for the last 12 months to estimated future production.  Future production and development costs were computed by estimating the expenditures to be incurred in developing the oil and natural gas reserves at the end of the year, based on year-end costs and assuming continuation of existing economic conditions. Future net cash flows are discounted at the rate of 10% annually to derive the standardized measure of discounted cash flows.  Actual future cash inflows may vary considerably, and the standardized measure does not necessarily represent the fair value of the acquired properties' oil and natural gas reserves.  Standard measure amounts are:

	As of December 31,
	2024	2023

Future cash inflows	$537,303,424	$543,067,776
Future production costs	(324,214,760)	(350,439,800)
Future development costs	(38,681,208)	(42,475,160)
Future income tax expense	(18,019,644)	(25,201,886)
Future net cash flows	156,387,812	124,950,930
10% annual discount for estimated timing of cash flows	(58,022,633)	(41,934,370)
Standardized measure	$98,365,179	$83,016,560

The 12-month average prices were adjusted to reflect applicable transportation and quality differentials on a well-by-well basis to arrive at realized sales prices used to estimate the properties' reserves. The prices for the properties' reserves were as follows:

	2024	2023

Oil (BBl)	$71.66	$75.45
Natural gas (MMBtu)	$0.95	$1.51
NGLs (BBl)	$24.54	$9.82

Changes in the Standardized Measure of Discounted Future Net Cash Flows at 10% per annum are as follows:

	As of December 31,
	2024	2023

Beginning of year	$83,016,560	$147,667,413
Net change in prices and production costs	(5,842,745)	(71,619,375)
Net change in future development costs	220,549	3,314,220
Oil & Gas net revenue	(9,381,470)	(6,256,366)
Extensions	11,255,319	4,684,473
Acquisition of reserves	1,890,863	526,848
Revisions of previous quantity estimates	6,675,903	(55,329,684)
Net change in taxes	4,274,178	33,317,731
Accretion of discount	9,746,049	19,542,907
Changes in timing and other	(3,490,026)	7,168,393
End of year	$98,365,179	$83,016,560

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