Form 10-Q
period 2025-03-31
EMPIRE PETROLEUM CORP
filed 2025-05-14
CIK 887396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from: ____________to ____________

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

The number of shares of the registrant's common stock, $0.001 par value, outstanding as of May 9, 2025 was 33,719,727.

EMPIRE PETROLEUM CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EMPIRE PETROLEUM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(Unaudited)

	March 31,	December 31,
	2025	2024

ASSETS
Current Assets:
Cash	$1,081	$2,251
Accounts Receivable	7,876	8,155
Inventory	1,504	1,305
Prepaids	1,106	640
Total Current Assets	11,567	12,351

Property and Equipment:
Oil and Natural Gas Properties, Successful Efforts	143,247	140,675
Less: Accumulated Depletion, Amortization and Impairment	(34,106)	(31,974)
Total Oil and Gas Properties, Net	109,141	108,701
Other Property and Equipment, Net	1,550	1,391
Total Property and Equipment, Net	110,691	110,092

Other Noncurrent Assets	1,425	1,425

Total Assets	$123,683	$123,868

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$12,022	$10,452
Accrued Expenses	10,947	10,348
Current Portion of Lease Liability	354	400
Current Portion of Long-Term Debt	691	70
Total Current Liabilities	24,014	21,270

Long-Term Debt	11,558	11,266
Long-Term Lease Liability	87	144
Asset Retirement Obligations	28,949	28,423
Total Liabilities	64,608	61,103

Commitments and Contingencies (Note 14)

Stockholders' Equity:
Series A Preferred Stock - $0.001 Par Value, 10,000,000 Shares Authorized, 6 and 6 Shares Issued and Outstanding, Respectively	—	—
Common Stock - $0.001 Par Value 190,000,000 Shares Authorized, 33,710,727 and 33,667,132 Shares Issued and Outstanding, Respectively	93	93
Additional Paid-in-Capital	144,020	143,489
Accumulated Deficit	(85,038)	(80,817)
Total Stockholders' Equity	59,075	62,765

Total Liabilities and Stockholders' Equity	$123,683	$123,868

See accompanying notes to unaudited interim condensed consolidated financial statements.

EMPIRE PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share data)

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024

Revenue:
Oil Sales	$8,049	$9,442
Gas Sales	548	377
NGL Sales	395	416
Total Product Revenues	8,992	10,235
Other	10	10
Loss on Derivatives	—	(858)
Total Revenue	9,002	9,387

Costs and Expenses:
Lease Operating Expense	5,766	7,387
Production and Ad Valorem Taxes	712	833
Depreciation, Depletion & Amortization	2,226	1,490
Accretion of Asset Retirement Obligation	526	485
General and Administrative:
General and Administrative	3,197	2,879
Stock-Based Compensation	531	710
Total General and Administrative	3,728	3,589

Total Cost and Expenses	12,958	13,784

Operating Loss	(3,956)	(4,397)

Other Income and (Expense):
Interest Expense	(296)	(315)
Other Income (Expense)	31	738
Loss Before Taxes	(4,221)	(3,974)

Income Tax Benefit (Provision)	—	—

Net Loss	$(4,221)	$(3,974)

Net Loss per Common Share:
Basic	$(0.12)	$(0.15)
Diluted	$(0.12)	$(0.15)

Weighted Average Number of Common Shares Outstanding:
Basic	33,821,203	25,688,427
Diluted	33,821,203	25,688,427

See accompanying notes to unaudited interim condensed consolidated financial statements.

EMPIRE PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands)

(Unaudited)

	Common Stock		Preferred Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-in-Capital	Accumulated Deficit	Total

Balances, December 31, 2024	33,667	$93	6	$—	$143,489	$(80,817)	$62,765

Net Loss	—	—	—	—	—	(4,221)	(4,221)

Stock-Based Compensation	44	—	—	—	531	—	531

Balances, March 31, 2025	33,711	$93	6	$—	$144,020	$(85,038)	$59,075

	Common Stock		Preferred Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-in-Capital	Accumulated Deficit	Total

Balances, December 31, 2023	25,504	$85	6	$—	$99,490	$(64,619)	$34,956

Net Loss	—	—	—	—	—	(3,974)	(3,974)

Stock-Based Compensation	120	—	—	—	710	—	710

Balances, March 31, 2024	25,624	$85	6	$—	$100,200	$(68,593)	$31,692

See accompanying notes to unaudited interim condensed consolidated financial statements.

EMPIRE PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024

Cash Flows From Operating Activities:
Net Loss	$(4,221)	$(3,974)

Adjustments to Reconcile Net Loss to Net Cash
Provided By Operating Activities:
Stock-Based Compensation	531	710
Amortization of Right of Use Assets	121	136
Depletion, Depreciation & Amortization	2,226	1,490
Accretion of Asset Retirement Obligation	526	485
Loss on Commodity Derivatives	—	858
Settlement on or Purchases of Derivative Instruments	—	(11)
Gain on Financial Derivatives (Note 8)	—	(738)
Gain on Sale of Other Fixed Assets	(32)	—
Change in Operating Assets and Liabilities:
Accounts Receivable	279	1,065
Inventory, Oil in Tanks	(199)	(364)
Prepaids, Current	94	(2)
Accounts Payable	1,676	4,339
Accrued Expenses	599	361
Other Long-Term Assets and Liabilities	13	(446)
Net Cash Provided By Operating Activities	1,613	3,909

Cash Flows From Investing Activities:
Capital Expenditures - Oil and Natural Gas Properties (1)	(2,680)	(16,941)
Disposal of Other Fixed Assets	49	—
Purchase of Other Fixed Assets	(18)	(31)
Cash Paid for Right-of-Use Assets	(113)	(125)
Net Cash Used In Investing Activities	(2,762)	(17,097)

Cash Flows From Financing Activities:
Borrowings on Credit Facility	—	3,950
Proceeds from Promissory Note - Related Party (Note 8)	—	5,000
Principal Payments of Debt	(21)	(62)
Net Cash (Used In) Provided By Financing Activities	(21)	8,888

Net Change in Cash	(1,170)	(4,300)

Cash - Beginning of Period	2,251	7,791

Cash - End of Period	$1,081	$3,491

Supplemental Cash Flow Information:
Cash Paid for Interest	$268	$180

_____________________

(1)	Incurred capital expenditures were approximately $2.6 million and $13.4 million for the respective periods. The differences between incurred and cash capital expenditures is due to changes in related accounts payable.

See accompanying notes to unaudited interim condensed consolidated financial statements.

EMPIRE PETROLEUM CORPORATION

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and Basis of Presentation

Empire Petroleum Corporation (“Empire,” collectively with its subsidiaries) is an independent energy company operator engaged in optimizing developed production by employing field management methods to maximize reserve recovery while minimizing costs. Empire operates the following wholly-owned subsidiaries in its areas of operations:

●	Empire New Mexico, LLC (“Empire New Mexico”), consisting of the following entities:
	o	Empire New Mexico LLC d/b/a Green Tree New Mexico
	o	Empire EMSU LLC
	o	Empire EMSU-B LLC
	o	Empire AGU LLC
	o	Empire NM Assets LLC
●	Empire North Dakota (“Empire North Dakota”), consisting of the following entities:
	o	Empire North Dakota LLC
	o	Empire North Dakota Acquisition LLC (“Empire NDA”)
●	Empire Texas (“Empire Texas”), consisting of the following entities:
	o	Empire Texas LLC
	o	Empire Texas Operating LLC
	o	Empire Texas GP LLC
	o	Pardus Oil & Gas Operating, LP (owned 1% by Empire Texas GP LLC and 99% by Empire Texas LLC)
●	Empire Louisiana LLC (“Empire Louisiana”)

Empire was incorporated in the State of Delaware in 1985. The unaudited interim condensed consolidated financial statements include the accounts of Empire and its wholly-owned subsidiaries. The terms “Company,” “we,” “us,” “our,” and similar terms refer to Empire Petroleum Corporation and its subsidiaries.

The accompanying unaudited interim condensed consolidated financial statements of Empire have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of Empire's financial position, the results of operations, and the cash flows for the interim period are included. All intercompany accounts and transactions have been eliminated in consolidation. All adjustments are of a normal, recurring nature. Operating results for the interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

The information contained in this Form 10-Q should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2024, which are contained in Empire's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2025.

Liquidity and Going Concern

The Company has a revolving line of credit agreement (Note 8) with Equity Bank which requires the Company to maintain compliance with certain financial covenants computed on a quarterly and annual basis. As of March 31, 2025, the Company was in compliance with all required covenants and projected to be in compliance with all debt covenants over the next 12 months. However, the Company carried a negative working capital of approximately $12.4 million as of March 31, 2025, an overall decline of approximately $3.5 million from the end of 2024. Cash on hand also declined approximately $1.2 million during the same period. The overall decline in working capital and cash is primarily driven by the Starbuck Drilling Program in North Dakota which continues to incur working capital costs along with continued unforeseen operational costs from the Company’s return-to-production program in Texas started in the fourth quarter of 2024. Additionally, the Company had five wells down in North Dakota due to redrilling which caused production to be down during the first quarter of 2025 further reducing cash flows. This along with the additional costs contributed to the overall negative financial trend. To meet its obligations, the Company increased its revolver commitment to $20.0 million in November 2024 which had approximately $7.8 million remaining unused commitment as of March 31, 2025, which can be used for future obligations; however, subsequent to March 31, 2025, the Company borrowed an additional $3.0 million under the revolver. Additionally, the revolver commitment is reduced monthly by $0.25 million commencing on December 31, 2024 (See Note 8), limiting future access to capital. While the revolver provides additional funding towards the Company’s obligations, the Company still carried approximately $12.4 million of negative working capital at period end and future expected operating cash flows do not sufficiently meet the Company’s obligations for the next 12 months. Given the negative working capital and insufficient expected operating cash flow there is substantial doubt about the Company’s ability to continue as a going concern.

Empire has committed financial support from Phil Mulacek who owns approximately 21.1% of our common stock outstanding as of March 31, 2025, and Energy Evolution Master Fund, Ltd. (“Energy Evolution”), our largest stockholder who owns approximately 31.8% of our common stock outstanding as of March 31, 2025. Both are related parties of the Company (see Note 13). Mr. Mulacek and Energy Evolution are willing and able to provide these additional funds, if required, for Empire to continue to meet its obligations over the next 12 months. These additional funds may be raised through related party warrants, or a related party note payable that may or may not have conversion rights into shares of common stock of Empire.

Management has considered these plans, including if they are within the control of Empire, in evaluating Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205-40, Presentation of Financial Statements - Going Concern. Management believes the above actions are sufficient to allow Empire to meet its obligations as they become due for a period of at least 12 months from the issuance of these financial statements. Management believes that its plans, and support from the existing related-party stockholders discussed above, is probable and has alleviated the substantial doubt regarding Empire’s ability to continue as a going concern.

Note 2 – Summary of Significant Accounting Policies

Significant Accounting Policies

There have been no material changes to significant accounting policies and estimates from the information provided in the Form 10-K for the year ended December 31, 2024.

Principles of Consolidation

The unaudited interim condensed consolidated financial statements include the accounts and balances of the Company and have been prepared in accordance with US GAAP. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Estimated quantities of crude oil, natural gas and natural gas liquids (“NGLs”) reserves are the most significant of the Company’s estimates. All reserve data used in the preparation of the unaudited interim condensed consolidated financial statements, including depletion, are based on estimates. Reservoir engineering is a subjective process of estimating underground accumulations of crude oil, natural gas and NGLs. There are numerous uncertainties inherent in estimating quantities of proved crude oil, natural gas and NGLs reserves. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, reserve estimates may be different from the quantities of crude oil, natural gas and NGLs that are ultimately recovered.

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

Receivables are stated at amounts due, net of an allowance for credit losses, if necessary, and are considered past due if full payment is not received by the contractual due date. The Company estimates uncollectible amounts based on the length of time that the accounts receivable has been outstanding, historical collection experience and current and future economic and market conditions, if failure to collect is expected to occur. Past due accounts are generally written off against the allowance for credit losses account only after all collection attempts have been exhausted. The Company did not have an allowance for credit losses as of March 31, 2025.

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

Convertible Debt and Derivative Liability

In connection with Empire’s issuance of a promissory note (Note 8) in the first quarter of 2024, Empire bifurcated the embedded conversion option and recorded the embedded conversion option as a long-term derivative liability in Empire’s unaudited interim condensed consolidated balance sheets in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging. The convertible debt and the derivative liability associated with the promissory note were separately presented as long-term note payable – related party and long-term derivative instruments on the consolidated financial statements for the applicable periods. The convertible debt was carried at amortized cost. The derivative liability was remeasured at each reporting period using a binomial lattice model with changes in fair value recorded in other income (expense) of the applicable period’s consolidated statements of operations. The conversion option related to the promissory note was exercised in the second quarter of 2024. See Note 8 for further details.

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

Oil and Natural Gas and Other Properties

The Company uses the successful efforts method of accounting for its oil and gas activities. Costs incurred are deferred until exploration and completion results are evaluated. At such time, costs of activities with economically recoverable reserves are capitalized as proven properties, and costs of unsuccessful or uneconomical activities are expensed. Exploration drilling costs are expensed if recoverable reserves are not found. Costs incurred to maintain wells and related equipment and lease and well operating costs are charged to expense as incurred. Upon sale or retirement of oil and natural gas properties, the costs and related accumulated depletion and amortization are eliminated from the accounts and the resulting gain or loss is recognized.

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

Revenue Recognition

The Company’s revenues are comprised solely of revenues from customers and include the sale of oil, natural gas and NGLs. The Company believes that the disaggregation of revenue into these three major product types, as presented in the consolidated statements of operations, appropriately depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors based on its single geographic region, the continental United States. Revenues are recognized at a point in time when production is sold to a purchaser at a determinable price, delivery has occurred, control has transferred and it is probable substantially all of the consideration will be collected. The Company fulfills its performance obligations under its customer contracts through delivery of oil, natural gas and NGLs and revenues are recorded on a monthly basis. The Company receives payment from one to three months after delivery. Generally, each unit of product represents a separate performance obligation. The prices received for oil, natural gas and NGLs sales under the Company’s contracts are generally derived from stated market prices which are then adjusted to reflect deductions including transportation, fractionation and processing. As a result, revenues from the sale of oil, natural gas and NGLs will decrease if market prices decline. The sales of oil, natural gas and NGLs, as presented on the unaudited interim condensed consolidated statements of operations, represent the Company’s share of revenues net of royalties and excluding revenue interests owned by others. When selling oil, natural gas and NGLs on behalf of royalty or working interest owners, the Company is acting as an agent and thus reports the revenue on a net basis. To the extent actual volumes and prices of oil and natural gas sales are unavailable for a given reporting period because of timing or information not received from third parties, the expected sales volumes and prices for those properties are estimated and recorded. Variances between the Company’s estimated revenue and actual payment are recorded in the month the payment is received. Historically, these differences have been insignificant.

At the end of each month when the performance obligation is satisfied, the variable consideration can be reasonably estimated and amounts due from customers are recorded in accounts receivable on the consolidated balance sheets. Taxes assessed by governmental authorities on oil, natural gas and NGLs sales are presented separately from such revenues in the unaudited interim condensed consolidated statements of operations.

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

Transaction Price Allocated to Remaining Performance Obligations

Substantially all of the Company’s product sales are short-term in nature with a contract term of one year or less. For these contracts, the Company has utilized the practical expedient in Accounting Standards Update (“ASU”) 2024, Revenue from Contracts with Customers ("Topic 606”) which exempts the Company from the requirements to disclose the transaction price allocated to remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less.

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

Prior-Period Performance Obligations

The Company records revenue in the month that product is delivered to the purchaser. Settlement statements for certain natural gas and NGLs sales, however, may not be received for 30 to 90 days after the date the product is delivered, and as a result the Company is required to estimate the amount of product delivered to the purchaser and the price that will be received for the sale of the product. In these situations, the Company records the differences between its estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. Any identified differences between the Company’s revenue estimates and actual revenue received have historically been insignificant. For the three months ended March 31, 2025 and 2024, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material.

Segment Reporting

The Company operates as one operating segment and one reportable segment which is engaged in the exploration, development, and production of oil, gas, and NGLs in New Mexico, North Dakota, Montana, Texas, and Louisiana, from which all of its revenues are derived and expenses incurred. All financial results are reviewed by the Chief Executive Officer ("CEO”), the Company’s Chief Operating Decision Maker ("CODM”), on a consolidated basis to evaluate performance of the Company. The single segment constitutes all of the consolidated entity and the accompanying unaudited interim condensed consolidated financial statements and the notes to the accompanying unaudited interim condensed consolidated financial statements are representative of such amounts.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve a degree of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instrument’s complexity. Empire reflects transfers between the three levels at the beginning of the reporting period in which the availability of observable inputs no longer justifies classification in the original level. There were no transfers between fair value hierarchy levels for the three months ended March 31, 2025. See Note 15.

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

Recently Issued Accounting Standards

The FASB periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. Empire has reviewed the recently issued pronouncements and concluded that the following new accounting standards updates (“ASU”) are applicable:

In December 2023, FASB, issued ASU 2023-09, Income Taxes: Improvements to Income Tax Disclosures (“Topic 740”). The guidance in Topic 740 improves the transparency of income tax disclosures by greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. The standard is effective for public companies for fiscal years beginning after December 15, 2024, with early adoption permitted and should be applied prospectively but can be adopted retrospectively. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

In November 2024, FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (“Subtopic 220-40”), which expands disclosures around a public entity’s costs and expenses of specific items (i.e. employee compensation and depreciation, depletion and amortization (“DD&A”)), requires the inclusion of amounts that are required to be disclosed under US GAAP in the same disclosure as other disaggregation requirements, requires qualitative descriptions of amounts remaining in expense captions that are not separately disaggregated quantitatively, and requires disclosure of total selling expenses, and in annual periods, the definition of selling expenses. The amendment does not change or remove existing disclosure requirements. The amendment is effective for fiscal years beginning after December 15, 2026, and interim periods with fiscal years beginning after December 15, 2027. Early adoption is permitted, and the amendment can be adopted prospectively or retrospectively to any or all periods presented in the financial statements. Empire is currently assessing the impact of adopting this standard which is expected to only affect financial statement disclosures.

In November 2024, FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Option: Induced Conversions of Convertible Debt Instruments, to improve the relevance and consistency in application of the induced conversion guidance in Subtopic 470-20. ASU 2024-04 is effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of the annual reporting period for all entities that have adopted ASU 2020-06 and may be adopted either on a prospective or retrospective basis. The Company early adopted this ASU on January 1, 2025, on a prospective basis and determined it did not have a material impact on the period’s consolidated financial statements.

Note 3 – Property

The aggregate capitalized costs of oil and natural gas properties are as follows:

	March 31,	December 31,
	2025	2024
	(in thousands)
Proved properties	$139,339	$134,239
Unproved properties	3,908	3,858
Work in process	—	2,578
Gross capitalized costs	143,247	140,675
Accumulated depletion, amortization and impairment	(34,106)	(31,974)
Total Oil and gas properties, net	$109,141	$108,701

Depletion and amortization expense related to oil and gas properties for the three months ended March 31, 2025 and 2024, was approximately $2.1 million and $1.4 million, respectively.

Proved oil and natural gas properties are reviewed for impairment at least annually, or as indicators of impairment arise. There have been no indicators of impairment during the three months ended March 31, 2025.

Other property and equipment consists of operating lease assets, vehicles, office furniture, and equipment with lives ranging from three to five years. The capitalized costs of other property and equipment are as follows:

	March 31,	December 31,
	2025	2024
	(in thousands)
Other property and equipment, at cost	$3,617	$3,304
Less: accumulated depreciation	(2,067)	(1,913)
Oher property and equipment, net	$1,550	$1,391

Depreciation expense related to other property and equipment for the three months ended March 31, 2025 and 2024, was approximately $0.1 million and $0.1 million, respectively.

Note 4 - Asset Retirement Obligations

The Company’s asset retirement obligations (“ARO”) represent the estimated present value of the estimated cash flows the Company will incur to plug, abandon and remediate its producing properties at the end of their productive lives, in accordance with applicable state laws. Market risk premiums associated with asset retirement obligations are estimated to represent a component of the Company’s credit-adjusted risk-free rate that is utilized in the calculations of AROs.

The Company’s ARO activities are summarized in the following table:

	For the Three Months Ended March 31,
	2025	2024
	(in thousands)
Asset retirement obligations, beginning of period	$30,188	$28,168
Liabilities incurred from dilling activity	—	152
Revisions	—	—
Liabilities settled	—	—
Accretion expense	526	485
Asset retirement obligation, end of period	$30,714	$28,805
Less: current portion included in Accrued expenses	1,765	700
Asset retirement obligation, long-term	$28,949	$28,105

The liabilities incurred from drilling activity in the first quarter of 2024 primarily relate to the completion of four wells as part of Empire’s North Dakota Starbuck Drilling Program.

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

The Company does not designate its derivative instruments to qualify for hedge accounting. Accordingly, the Company reflects changes in the fair value of its derivative instruments in its unaudited interim condensed consolidated statements of operations as they occur. These contracts are recognized and recorded at fair value as an asset or liability on the Company’s unaudited interim condensed consolidated balance sheets. Cash receipts or payments upon settlement of swaps and put options are reflected in the operating activities section of its unaudited interim condensed consolidated statement of cash flows.

The following table summarizes the net realized and unrealized amounts reported in earnings related to the oil derivative instruments:

	For the Three Months Ended March 31,
	2025	2024
	(in thousands)
Loss on derivatives, realized	$—	$(11)
Loss on derivatives, unrealized	—	(847)
Loss on derivatives, net	$—	$(858)

The following table represents the Company’s net cash payments on derivatives:

	For the Three Months Ended March 31,
	2025	2024
	(in thousands)
Cash payments on oil derivatives, net	$—	$(11)

The Company did not have any open positions as of March 31, 2025.

Note 6 – Accounts Receivable

The following table represents Empire’s accounts receivable as of the dates presented:

	March 31,	December 31,
	2025	2024
	(in thousands)
Oil, Gas and NGLs receivables	$2,165	$2,628
Joint interest billings	5,000	5,072
Joint interest billings - related party	601	394
Other	110	61
Total Accounts receivable	$7,876	$8,155

Note 7 – Accrued Expenses

The following table represents Empire’s accrued expenses as of the dates presented:

	March 31,	December 31,
	2025	2024
	(in thousands)
Accrued and suspended third-party revenue	$6,749	$5,987
Accrued salaries and payroll taxes	1,103	1,091
Accrued production taxes	829	837
Asset retirement obligation - current	1,765	1,765
Other	501	668
	$10,947	$10,348

Note 8 – Debt Including Debt with Related Parties

The following table represents Empire’s outstanding debt as of the dates presented:

	March 31,	December 31,
	2025	2024
	(in thousands)
Equity Bank Credit Facility	$11,089	$11,089
Note Payable to insurance provider, bears 8.25% interest, matures January 2026, monthly payments of principal and interest of $58,103	560	—
Equipment and vehicle notes, 0.00% to 9.59% interest rates, due in 2025 to 2030 with monthly payments ranging from $900 to $1,400 per month (1)	600	247
Total Debt	12,249	11,336
Less: Current Maturities	(691)	(70)
Long-Term Debt	$11,558	$11,266

(1) Weighted-average interest rate of 9.15%

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

The Credit Facility requires Borrowers to, commencing as of the fiscal quarter ended December 31, 2023, maintain (a) a current ratio of 1.0 to 1.0 or more and (b) a ratio of funded debt to EBITDAX (as defined in the revolver loan agreement), calculated quarterly and annually based on a trailing twelve-month basis, of no more than 3.50 to 1.00. At March 31, 2025, the Borrowers were in compliance with all required covenants under the Credit Facility.

On November 18, 2024, the Company entered into the First Amendment to the Credit Facility (the “First Amendment”). Pursuant to the First Amendment (a) the maximum revolver commitment amount is $20.0 million; and (b) commencing on December 31, 2024, and occurring on the last day of each calendar month thereafter, the revolver commitment amount is reduced by $250,000.

Subsequent to March 31, 2025, we borrowed an additional $3.0 million under our Credit Facility.

Promissory Note – Related Party

On February 16, 2024, Empire issued a promissory note (the "Note”) in the aggregate principal amount of $5.0 million to Energy Evolution with a maturity date of February 15, 2026, (the “Maturity Date”) and accrues interest at the rate of 7% per annum beginning March 31, 2024, and on each subsequent quarter end date until the Maturity Date paid in the form of cash or shares of common stock at the option of Energy Evolution. Any unpaid balance after the Maturity Date accrues interest at the rate of 9% per annum. The Note carries no penalties for prepayment without the consent of Energy Evolution if Empire provides written notification within at least five business days. At the discretion of Energy Evolution all or any portion of the outstanding principal amount of the Note may be converted into shares of common stock at a conversion price of $6.25 per share, subject to customary adjustments, up to a maximum conversion shares amount of 800,000 (without giving effect to any interest that may be converted).

Empire determined that an embedded conversion feature included in the Note required bifurcation from the host contract that is recognized as a separate derivative liability carried at fair value. The estimated fair value of the derivative liability, which represents a Level 3 valuation, was approximately $1.3 million as of March 31, 2024, and was determined using a binomial lattice model using certain assumptions and inputs discussed in Note 15. Accordingly, Empire recognized a gain on the fair value adjustment of the derivative liability in the amount of approximately $0.7 million. The conversion option was exercised by Energy Evolution on May 24, 2024, in exchange for 800,000 shares of common stock of the Company under the terms of the Note and the fair value of the derivative was revalued as of that date resulting in a loss of $1.7 million in 2024. All of the other embedded features of the Note were clearly and closely related to the debt host and did not require bifurcation as a derivative liability.

Note Payable – Related Party

In August 2020, Empire, through its wholly-owned subsidiary, Empire Texas, entered into a joint development agreement (“JDA”) with Petroleum & Independent Exploration, LLC and related entities ("PIE”), a related party (see Note 13), dated August 1, 2020. Under the terms of the JDA, PIE performed recompletion or workover on specified mutually agreed upon wells owned by Empire Texas. Concurrent with the JDA with PIE, Empire entered into a term loan agreement dated August 1, 2020, whereby PIE will loan up to $2.0 million, at an interest rate of 6% per annum, maturing August 6, 2024, unless terminated earlier by PIE. The loan proceeds were used for recompletion or workover of certain designated wells. In addition, Empire assigned 85% working and revenue interest to PIE in the designated wells which will be applied to repayment of the loan.

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

Right-of-use lease expense was approximately $0.1 million and $0.1 million for the three months ended March 31, 2025 and 2024, respectively. Cash paid for right-of-use lease was approximately $0.1 million and $0.1 million for the same periods.

Supplemental balance sheet information related to the right-of-use leases is as follows:

	March 31,	December 31,
	2025	2024
	(in thousands)
Net operating lease asset (included in Other property and equipment)	$493	$604

Current portion of lease liability	$354	$400
Long-term lease liability	87	144
Total right-of-use lease liabilities	$441	$544

The weighted-average remaining term for Empire’s right-of-use leases is 1.24 years, and the weighted-average discount rate is 8.33% as of the first quarter of 2025.

Maturities of lease liabilities are as follows as of the date presented:

March 31,
(in thousands)	2025
Year 1	$377
Year 2	87
Year 3	3
Year 4	—
Year 5	—
Total lease payments	467
Less: imputed interest	(26)
Total lease obligation	$441

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

Loss per Share

	For the Three Months Ended March 31,
	2025	2024
	(in thousands, except per share data)
Net Loss	$(4,221)	$(3,974)

Basic Weighted-Average Shares	33,821	25,688
Dilutive effect of potential common shares issuable (1)	—	—
Diluted Weighted-Average Shares	$33,821	$25,688
Loss per Common Share
Basic	$(0.12)	$(0.15)
Diluted	$(0.12)	$(0.15)

(1)	At March 31, 2025 and 2024, the Company had approximately 1.1 million and 1.5 million, respectively, of related stock options, warrants, outstanding restricted stock units and convertible debt excluded from the diluted shares calculation as their inclusion would be antidilutive due to a net loss for the respective periods.

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

The following summary reflects nonvested restricted stock unit activity and related information:

		Weighted Average
	RSUs	Fair Value (1)

Outstanding, December 31, 2024	126,543	$7.11
Granted	29,074	7.64
Vested	(27,595)	7.64
Forfeited	(21,000)	5.26
Outstanding, March 31, 2025	107,022	$7.48

(1)	Shares are valued at the grant-date market price.

The following summary reflects stock option activity and related information:

		Weighted Average
	Options (2)	Exercise Price

Outstanding, December 31, 2024	1,885,850	$4.75
Granted	—	—
Exercised	—	—
Cancelled	(6,000)	5.00
Outstanding, March 31, 2025 (1)	1,879,850	$4.75
Exercisable, March 31, 2025 (1)	1,530,516	$4.14

(1)	Stock options outstanding and exercisable had an aggregate intrinsic value of $2.9 million and $3.3 million, respectively.
(2)	Stock options outstanding at March 31, 2025 had a weighted average remaining contract term of 3.92 years and an exercise price range of $1.32 to $12.36.

Note 12 – Income Taxes

For all periods presented in the unaudited interim condensed consolidated statements of operations, Empire’s effective tax rate is 0%. Other than the full year of 2022, Empire has generated net operating losses since inception, which would normally reflect a tax benefit in the unaudited interim condensed consolidated statements of operations and a deferred tax asset on the unaudited interim condensed consolidated balance sheets. However, because of the current uncertainty as to Empire’s ability to achieve sustained profitability, a full valuation reserve has been established that offsets the amount of any tax benefit available for each period presented in the unaudited interim condensed consolidated statements of operations.

Note 13 – Related Party Transactions

Energy Evolution is a related party of the Company as it beneficially owns approximately 31.8% of the Company’s outstanding shares of common stock as of March 31, 2025. In October 2021, a member of Energy Evolution and a board member of Energy Evolution were appointed to the Company’s Board of Directors. The board member of Energy Evolution separately beneficially owns approximately 21.1% of the Company’s outstanding shares of common stock as of March 31, 2025, and is also a majority owner of PIE.

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

On April 9, 2024, Empire acquired 60% of certain New Mexico interests from Energy Evolution. As consideration, Empire issued Energy Evolution 600,000 shares of common stock of Empire based on an agreed upon price of $5.00 per share for an aggregate agreed upon value of $3.0 million.

On June 28, 2024, Energy Evolution exercised its warrants of Empire and received 128,800 shares in exchange for approximately $0.6 million (See Note 10).

Accounts receivable on the unaudited interim condensed consolidated balance sheet include approximately $0.6 million receivables from Energy Evolution. Accrued expenses on the unaudited interim condensed consolidated balance sheet include approximately $0.1 million of revenue payable to Energy Evolution.

Note 14 – Commitments and Contingencies

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

Note 15 – Fair Value Measurements

The following table provides the carrying value and fair value measurement information for certain financial assets and liabilities. The carrying values of cash, accounts receivable, inventory, accounts payable, accrued expenses, lease liabilities, notes payables and equipment and vehicle notes included in the accompanying unaudited interim consolidated balance sheets approximated fair value at March 31, 2025, and December 31, 2024, as applicable, and generally represent Level 2 fair values due to their short-term nature. Therefore, such financial assets and liabilities are not presented in the following table:

			Fair Value Measurements Using:
	Carrying	Total Fair	Level 1	Level 2	Level 3
(in thousands)	Amount	Value	Inputs	Inputs	Inputs

March 31, 2025 liabilities
Debt - Credit Facility	$(11,089)	$(11,089)	$—	$(11,089)	$—

December 31, 2024 liabilities
Debt - Credit Facility	$(11,089)	$(11,089)	$—	$(11,089)	$—

The following methods and assumptions were used to estimate the fair values in the table above and other fair value measurements.

Level 2

Derivatives - Derivative financial instruments are carried at fair value and measured on a recurring basis. The Company’s commodity price hedges are valued based on discounted future cash flow models that are primarily based on published forward commodity price curves.

The fair values of derivative instruments in asset positions include measures of counterparty nonperformance risk, and the fair values of derivative instruments in liability positions include measures of the Company’s nonperformance risk.

Debt - The fair value of our Credit Facility variable rate debt approximates the carrying value as the underlying prime rate changes based on prevailing market rates.

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

Empire applies the provisions of fair value measurement on a non-recurring basis to its non-financial assets and liabilities, including oil and gas properties and asset retirement obligations. These assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments if events or changes in certain circumstances indicate that adjustments may be necessary. No triggering events that require assessment of such items were observed during the three months ended March 31, 2025 and 2024.

Assets and Liabilities Measured at Fair Value on a Recurring Basis – In the determination of the fair value of the Note including the embedded conversion feature, Empire uses a binomial lattice valuation model to value Level 3 derivative liabilities at inception and on subsequent valuation dates. This model incorporates transaction details such as Empire’s stock price, contractual terms of the Note, and unobservable inputs classified as Level 3 including risk-free rate and expected volatility. Due to the subjective nature of these inputs, the fair value measurement could differ materially under alternative assumptions. As of the conversion option exercise date of May 24, 2024, these unobservable inputs were 5.0% and 46.9%, respectively.

Note 16 – Segment Reporting

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

The CODM is provided with the following significant segment expenses within lease operating expense on the unaudited interim condensed consolidated statements of operations:

	For the Three Months Ended March 31,
	2025	2024
	(in thousands)
Production costs	$5,380	$5,380
Workover activity	386	1,976
Plugging and abandonment activity	—	31
Lease operating expense	$5,766	$7,387

Other segment items within consolidated net loss are all separately disclosed on the unaudited interim condensed consolidated statements of operations. Segment asset information is not presented to and used by the CODM to allocate resources, assess performance or make strategic decisions.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q, including this section, includes certain statements that may be deemed "forward-looking statements” within the meaning of federal securities laws. All statements, other than statements of historical facts, which address activities, events, or developments that Empire expects, believes, or anticipates will or may occur in the future, including future sources of financing and other possible business developments, are forward-looking statements. Such statements are subject to a number of assumptions, risks and uncertainties and could be affected by a number of distinct factors, including Empire’s failure to secure short and long-term financing necessary to sustain and grow its operations, increased competition, changes in the markets in which Empire participates, the technology utilized by Empire, new legislation regarding environmental matters and general economic conditions including inflation, tariffs and interest rates. These risks and other risks that could affect Empire's business are more fully described in reports Empire files with the SEC, including its Annual Report on Form 10-K for the year ended December 31, 2024. Actual results may vary materially from the forward-looking statements. Empire undertakes no duty to update any of the forward-looking statements in this Form 10-Q.

Overview

Our primary business is the optimization and development of oil and gas interests. We have incurred losses from operations in 2025 and 2024. There is no assurance that we will be profitable or obtain the funds necessary to finance our future operations.

We seek to increase shareholder value by growing reserves, production, revenues, and cash flow from operating activities by executing our mission to use highly skilled personnel to thoughtfully and expertly spend capital to realize reserves on producing properties as well as further develop fields.

Management places emphasis on operating cash flow in managing our business, as operating cash flow considers the cash expenses incurred during the period and excludes non-cash expenditures not related directly to our operations.

Concentration

The Company’s producing properties and oil and natural gas reserves are all located in Louisiana, New Mexico, North Dakota, Montana, and Texas. Because of the concentration, the Company is exposed to the impact of regional supply and demand factors, processing or transportation capacity constraints, severe weather events, water shortages, and government regulations specific to the geographic area. The Company also sells a large portion of its oil and natural gas production to a few customers, which increases the risk of temporary sales interruption or a lower price for production if one of these purchasers were lost.

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

Critical Accounting Estimates

The preparation of financial statements in conformity with US GAAP requires management to use judgment to make estimates and assumptions that affect certain amounts reported in the unaudited interim consolidated financial statements. As additional information becomes available, these estimates and assumptions are subject to change and thus impact amounts reported in the future. Because estimates and assumptions require significant judgment, future actual results could differ from those estimates and could have a significant impact on our results of operations, financial position and cash flows. We re-evaluate our estimates and assumptions at least on a quarterly basis and periodically update the estimates used in the preparation of the financial statements based on management’s latest assessment of the current and projected business and general economic environment. There have been no significant changes to Empire’s critical accounting estimates during the three months ended March 31, 2025.

LIQUIDITY AND CAPITAL RESOURCES

General

Empire’s primary sources of short-term liquidity are cash and cash equivalents, net cash provided by operating activities, our Credit Facility and issuance of debt or equity securities. Empire’s short- and long-term liquidity requirements consist primarily of capital expenditures, acquisitions of oil and natural gas properties, payments of contractual obligations, and working capital obligations. Funding for these requirements may be provided by any combination of Empire’s sources of liquidity. Although Empire expects that its sources of funding will be adequate to fund its liquidity requirements, no assurance can be given that such funding sources will be adequate to meet Empire’s future needs.

Liquidity

As noted below, our working capital is negative as of March 31, 2025, which is primarily the result of a lower cash balance due to capital spending as part of our Starbuck Drilling Program, return-to-production efforts in Texas and a reduction-to-production due to five wells being down in North Dakota during the first quarter of 2025. As of March 31, 2025, we had approximately $1.1 million in cash on hand and approximately $7.8 million available under our Credit Facility; however, the Company’s available borrowing capacity under the Credit Facility continues to decrease due to a subsequent borrowing of $3.0 million in April 2024 and monthly reductions to the borrowing capacity under the Credit Facility (See Note 8). Empire will require additional funds to satisfy the payables discussed above which are greater than estimated cash flow from operations over the next 12 months. Phil Mulacek and Energy Evolution, both related parties of Empire and our largest two stockholders, owning 21.1% and 31.8%, respectively, of the common shares outstanding as of March 31, 2025, have indicated that they will, and have the ability to, provide sufficient support to sustain the operating, investing, and financing activities of Empire, as necessary. Management continues to seek additional sources of capital via the debt or equity markets to improve liquidity going forward. See Liquidity and Going Concern in Note 1 of Notes to Unaudited Interim Condensed Consolidated Financial Statements for further discussion of management’s plans.

Empire expects to continue to incur costs related to drilling activities in core areas as well as future oil and natural gas acquisitions in core areas. During the first quarter of 2025, Empire incurred approximately $2.7 million of additions to oil and natural gas properties, primarily related to the drilling program in the Starbuck field of North Dakota. It is expected that Empire will use a combination of debt or equity issuances, cash on hand, and cash flows from operations to fund capital programs, ongoing operations, and any potential acquisitions.

Working Capital

Working capital is presented in the table below. This change of approximately $3.5 million was primarily driven by payables related to the Starbuck Drilling Program in North Dakota and a lower cash balance at March 31, 2025.

	March 31,	December 31,
	2025	2024
	(in thousands)
Current Assets	$11,567	$12,351
Current Liabilities	24,014	21,270
Working Capital	$(12,447)	$(8,919)

Cash Flows

	For the Three Months Ended March 31,
	2025	2024	Change
Cash flows provided by (used in):	(in thousands)
Operating activities	$1,613	$3,909	$(2,296)
Investing activities	(2,762)	(17,097)	14,335
Financing activities	(21)	8,888	(8,909)

Cash Flows from Operating Activities

Cash flows from operating activities decreased period over period primarily due to lower production volumes primarily in North Dakota and lower oil prices consistent with general market pricing trends.

Cash Flows from Investing Activities

Cash flows from investing activities are primarily from approximately $2.6 million of cash additions to oil and natural gas properties during the first quarter of 2025 compared to approximately $17.0 million of cash additions to oil and natural gas properties during first quarter 2024 associated with the Starbuck Drilling Program in North Dakota with the decline period over period due to the Company nearing completion of this project.

Cash Flows from Financing Activities

Cash flows from financing activities in 2024 includes $5.0 million from a promissory note issued to Empire by a related party (see Note 8) and approximately $4.0 million borrowed on Empire’s Credit Facility.

Capital Resources

Capital Expenditures

For the three months ended March 31, 2025, Empire incurred approximately $2.7 million of total additions to oil and natural gas properties which is primarily from continued drilling and completions activity related to our Starbuck Drilling Program in North Dakota.

Production and Operating Data

The following table sets forth a summary of Empire’s production and operating data for the three months ended March 31, 2025 and 2024. Because of normal production declines, increased or decreased production due to future acquisitions, divestitures, development, and fluctuations in commodity prices, the historical information presented below should not be interpreted as being indicative of future results.

	For the Three Months Ended March 31,
	2025	2024
Production and Operating Data:
Net Production Volumes:
Oil (Bbl)	119,635	130,760
Natural Gas (Mcf)	199,868	211,820
Natural Gas Liquids (Bbl)	31,453	34,785
Total (Boe)	184,400	200,848

Average Price per Unit:
Oil (1)	$67.28	$72.21
Natural gas	$2.74	$1.78
Natural gas liquids	$12.56	$11.97
Total (Boe)	$48.76	$50.96

Operating Costs and Expenses per Boe:
Lease operating expense (excluding workovers)	$29.18	$26.79
Workovers	$2.09	$9.99
Total Lease operating expense	$31.27	$36.78
Production and ad valorem taxes	$3.86	$4.15
Depreciation, depletion, amortization and accretion	$14.92	$9.84
General & administrative (excluding stock-based compensation)	$17.34	$14.33
Stock-based compensation	$2.88	$3.54
Total General & administrative	$20.22	$17.87

(1)      Excludes the effect of net cash receipts from (payments on) derivatives.

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

Three Months Ended March 31, 2025 and 2024

Results of Operations

The following table reflects Empire’s summary operating information. Because of normal production declines, increased or decreased drilling activity and the effects of acquisitions, the historical information presented below should not be interpreted as indicative of future results.

	For the Three Months Ended March 31,		Percent
	2025	2024	Change
	(in thousands)
Oil revenues	$8,049	$9,442	-15%
Natural gas revenues	548	377	45%
NGL revenues	395	416	-5%
Total product revenues	8,992	10,235

Lease operating expense	5,766	7,387	-22%
Production and ad valorem taxes	712	833	-15%
Depreciation, depletion, amortization and accretion	2,752	1,975	39%
General and administrative expense (excluding stock-based compensation)	3,197	2,879	11%
Stock-based compensation	531	710	-25%
Cash-based interest expense	268	180	49%
Non-cash interest expense	28	135	-79%

Operating Loss	(3,956)	(4,397)	0%
Net Loss	(4,221)	(3,974)	6%

Revenues

Revenues for the three months ended March 31, 2025, decreased compared to the prior year primarily due to lower oil and NGLs sales volumes and lower realized oil prices.

Net oil sales volumes were approximately 120,000 Bbls for the three months ended March 31, 2025, a decrease of approximately 9% over the same period in the prior year primarily due to five wells being down to redrill in North Dakota during first quarter 2025.

Realized oil prices for the three months ended March 31, 2025, were $67.28 per barrel, while realized prices for the same period in the prior year were $72.21 per barrel, a decrease in price of approximately 7% due to a general decline in overall market price.

Realized natural gas prices for the three months ended March 31, 2025, were $2.74 per Mcf, while realized prices for the same period in the prior year were $1.78 per Mcf. The increase is due to an increase in market price during the same period.

Realized NGLs prices for the three months ended March 31, 2025, were $12.56 per barrel, while realized prices for the same period in the prior year were $11.97 per barrel, an increase in price of approximately 5%.

Lease Operating Expense and Production Taxes

Lease operating expense was lower for the three months ended March 31, 2025, compared to the same period in 2024 primarily due to lower workover costs. Lease operating expense includes approximately $0.4 million of workover expense for the three months ended March 31, 2025, compared to $2.0 million for the same period in 2024. The higher workover expense in 2024 was primarily in New Mexico as Empire continued work in the region to enhance and maintain production.

Production taxes were lower for the three months ended March 31, 2025, compared to the same period in 2024 as a result of the lower product revenues discussed above.

Depreciation, Depletion, Amortization and Accretion

The higher DD&A for the three months ended March 31, 2025, compared to the same period in 2024 is primarily due to the acquisition of additional working interest and the impact of the capitalized costs associated with the new drilling activity as part of our Starbuck Drilling Program in North Dakota. Accretion also increased slightly from prior period due to the new drilling activity.

General and Administrative Expense (excluding stock-based compensation)

General and administrative expense, excluding stock-based compensation, increased for the three months ended March 31, 2025, compared to the same period in 2024 primarily due to an increase in salaries and benefits period over period associated with an increase in employee headcount.

Stock-based Compensation

Stock-based compensation decreased period over period due to a lower number of awards in first quarter 2025. Empire utilizes stock-based compensation to compensate the Board, members of management, and retain talented personnel. Empire anticipates stock-based compensation to continue to be utilized in 2025 and beyond to attract and retain talented personnel and compensate Board members and consultants.

Interest Expense

Interest expense decreased for the three months ended March 31, 2025 compared to the same period in 2024 primarily due to certain non-cash interest expense in first quarter 2024 from the convertible promissory note further described in Note 8 partially offset by a higher average outstanding balance on the Company’s Credit Facility.

Item 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 (the “Exchange Act”) and are not required to provide this information.

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

Changes in Internal Control Over Financial Reporting

While we continue to implement design enhancements to our internal control procedures, we believe there were no changes to our internal control over financial reporting during the three months ended March 31, 2025, which were identified in connection with the evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For information regarding legal proceedings, see Note 14 of the unaudited interim condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Empire was not informed by any of its directors or Section 16 officers of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K, during the first quarter of 2025.

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

Empire Petroleum Corporation

Date: May 14, 2025	By:	/s/ Michael R. Morrisett
Michael R. Morrisett
Chief Executive Officer and President
(Principal Executive Officer and Principal Financial Officer)