Form 10-Q
period 2025-06-30
EMPIRE PETROLEUM CORP
filed 2025-08-13
CIK 887396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from: ____________to ____________

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

The number of shares of the registrant's common stock, $0.001 par value, outstanding as of August 8, 2025 was 33,756,595.

EMPIRE PETROLEUM CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EMPIRE PETROLEUM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(Unaudited)

	June 30,	December 31,
	2025	2024

ASSETS
Current Assets:
Cash	$2,293	$2,251
Accounts Receivable	10,167	8,155
Inventory	1,303	1,305
Prepaids	756	640
Total Current Assets	14,519	12,351

Property and Equipment:
Oil and Natural Gas Properties, Successful Efforts	144,008	140,675
Less: Accumulated Depletion, Amortization and Impairment	(36,583)	(31,974)
Total Oil and Gas Properties, Net	107,425	108,701
Other Property and Equipment, Net	1,484	1,391
Total Property and Equipment, Net	108,909	110,092

Other Noncurrent Assets	1,231	1,425

Total Assets	$124,659	$123,868

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$11,935	$10,452
Accrued Expenses	11,402	10,348
Current Portion of Lease Liability	300	400
Current Portion of Note Payable - Related Party (Note 8)	2,000	—
Current Portion of Long-Term Debt	530	70
Total Current Liabilities	26,167	21,270

Long-Term Debt	14,627	11,266
Long-Term Lease Liability	39	144
Asset Retirement Obligations	29,321	28,423
Total Liabilities	70,154	61,103

Commitments and Contingencies (Note 14)

Stockholders' Equity:
Series A Preferred Stock - $0.001 Par Value, 10,000,000 Shares Authorized,
6 and 6 Shares Issued and Outstanding, Respectively	—	—
Common Stock - $0.001 Par Value 190,000,000 Shares Authorized,
33,756,595 and 33,667,132 Shares Issued and Outstanding, Respectively	93	93
Additional Paid-in-Capital	144,506	143,489
Accumulated Deficit	(90,094)	(80,817)

Total Stockholders' Equity	54,505	62,765

Total Liabilities and Stockholders' Equity	$124,659	$123,868

See accompanying notes to unaudited interim condensed consolidated financial statements.

EMPIRE PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except shares data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024

Revenue:
Oil Sales	$8,005	$12,287	$16,054	$21,729
Gas Sales	221	(116)	769	261
Natural Gas Liquid ("NGL") Sales	521	617	916	1,033
Total Product Revenues	8,747	12,788	17,739	23,023
Other	7	11	17	21
Loss on Derivatives	—	(1)	—	(859)
Total Revenue	8,754	12,798	17,756	22,185

Costs and Expenses:
Lease Operating Expense	6,387	7,543	12,153	14,930
Production and Ad Valorem Taxes	768	1,066	1,480	1,899
Depreciation, Depletion & Amortization	2,576	2,677	4,802	4,167
Accretion of Asset Retirement Obligation	534	492	1,060	977
General and Administrative:
General and Administrative	2,906	2,354	6,103	5,233
Stock-Based Compensation	486	592	1,017	1,302
Total General and Administrative	3,392	2,946	7,120	6,535

Total Costs and Expenses	13,657	14,724	26,615	28,508

Operating Loss	(4,903)	(1,926)	(8,859)	(6,323)

Other Income and (Expense):
Interest Expense	(334)	(735)	(630)	(1,050)
Other Income (Expense)	181	(1,729)	212	(991)
Loss Before Taxes	(5,056)	(4,390)	(9,277)	(8,364)
Income Tax Benefit (Provision)	—	—	—	—

Net Loss	$(5,056)	$(4,390)	$(9,277)	$(8,364)

Net Loss per Common Share:
Basic	$(0.15)	$(0.15)	$(0.27)	$(0.30)
Diluted	$(0.15)	$(0.15)	$(0.27)	$(0.30)

Weighted-Average Number of Common Shares Outstanding:
Basic	33,853,310	29,839,853	33,837,377	27,752,816
Diluted	33,853,310	29,839,853	33,837,377	27,752,816

See accompanying notes to unaudited interim condensed consolidated financial statements.

EMPIRE PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands)

(Unaudited)

	Common Stock		Preferred Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-in-Capital	Accumulated Deficit	Total

Balances, December 31, 2024	33,667	$93	6	$—	$143,489	$(80,817)	$62,765

Net Loss	—	—	—	—	—	(4,221)	(4,221)

Stock-Based Compensation	44	—	—	—	531	—	531

Balances, March 31, 2025	33,711	$93	6	$—	$144,020	$(85,038)	$59,075

Net Loss	—	—	—	—	—	(5,056)	(5,056)

Stock-Based Compensation	46	—	—	—	486	—	486

Balances, June 30, 2025	33,757	$93	6	$—	$144,506	$(90,094)	$54,505

	Common Stock		Preferred Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-in-Capital	Accumulated Deficit	Total

Balances, December 31, 2023	25,504	$85	6	$—	$99,490	$(64,619)	$34,956

Net Loss	—	—	—	—	—	(3,974)	(3,974)

Stock-Based Compensation	120	—	—	—	710	—	710

Balances, March 31, 2024	25,624	$85	6	$—	$100,200	$(68,593)	$31,692

Net Loss	—	—	—	—	—	(4,390)	(4,390)

Rights Offering (Note 10)	4,132	4	—	—	20,507	—	20,511

Conversion of Related-Party Note (Note 8)	800	1	—	—	6,160	—	6,161

Partial Conversion of Option to Purchase (Note 8)	600	1	—	—	3,155	—	3,156

Warrants Exercised (Note 10)	129	—	—	—	950	—	950

Stock-Based Compensation	91	—	—	—	592	—	592

Balances, June 30, 2024	31,376	$91	6	$—	$131,564	$(72,983)	$58,672

See accompanying notes to unaudited interim condensed consolidated financial statements.

EMPIRE PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2025	2024
Cash Flows From Operating Activities:
Net Loss	$(9,277)	$(8,364)

Adjustments to Reconcile Net Loss to Net Cash
(Used In) Provided By Operating Activities:
Stock-Based Compensation	1,017	1,302
Amortization of Right-of-Use Assets	241	271
Depreciation, Depletion & Amortization	4,802	4,167
Accretion of Asset Retirement Obligations	1,060	977
Loss on Commodity Derivatives	—	859
Settlement on or Purchases of Derivative Instruments	—	(263)
Loss on Financial Derivatives (Note 8)	—	998
Amortization of Debt Discount on Convertible Notes	—	500
Gain on Extinguishment of Debt	—	(17)
Gain on Sale of Oil and Natural Gas Properties	(175)	—
Gain on Sale of Other Fixed Assets	(32)	—
Change in Operating Assets and Liabilities:
Accounts Receivable	(2,012)	(630)
Inventory, Oil in Tanks	1	(18)
Prepaids, Current	425	460
Accounts Payable	1,321	1,855
Accrued Expenses	1,054	1,030
Other Long-Term Assets and Liabilities	50	(1,021)
Net Cash (Used In) Provided By Operating Activities	(1,525)	2,106

Cash Flows From Investing Activities:
Disposal of Oil and Natural Gas Properties	175	—
Capital Expenditures - Oil and Natural Gas Properties (1)	(3,171)	(30,143)
Disposal of Other Fixed Assets	49	—
Purchase of Other Fixed Assets	(41)	(120)
Cash Paid for Right-of-Use Assets	(224)	(251)
Net Cash Used In Investing Activities	(3,212)	(30,514)

Cash Flows From Financing Activities:
Borrowings on Credit Facility	3,000	3,950
Proceeds from Promissory Note - Related Party (Note 8)	2,000	5,000
Proceeds from Rights Offering, net of transaction costs (Note 10)	—	20,512
Principal Payments of Debt	(221)	(218)
Net Proceeds from Warrant Exercise (Note 10)	—	629
Net Cash Provided By Financing Activities	4,779	29,873

Net Change in Cash	42	1,465

Cash - Beginning of Period	2,251	7,793

Cash - End of Period	$2,293	$9,258

Supplemental Cash Flow Information:
Cash Paid for Interest	$592	$437

_____________________

(1)	Incurred capital expenditures were approximately $3.3 million and $25.5 million for the respective periods. The differences between incurred and cash capital expenditures is due to changes in related accounts payable.

See accompanying notes to unaudited interim condensed consolidated financial statements.

EMPIRE PETROLEUM CORPORATION

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

Note 1 - Organization and Basis of Presentation

Empire Petroleum Corporation (“Empire,” collectively with its subsidiaries) is an independent energy company operator engaged in optimizing developed production by employing field management methods to maximize reserve recovery while minimizing costs. Empire operates the following wholly-owned subsidiaries in its areas of operations:

●	Empire New Mexico LLC (“Empire New Mexico”), consisting of the following entities:
	o	Empire New Mexico LLC d/b/a Green Tree New Mexico
	o	Empire EMSU LLC
	o	Empire EMSU-B LLC
	o	Empire AGU LLC
	o	Empire NM Assets LLC
●	Empire North Dakota (“Empire North Dakota”), consisting of the following entities:
	o	Empire North Dakota LLC
	o	Empire North Dakota Acquisition LLC (“Empire NDA”)
	o	Empire Northwest Shelf LLC
●	Empire Texas (“Empire Texas”), consisting of the following entities:
	o	Empire Texas LLC
	o	Empire Texas Operating LLC
	o	Empire Texas Development LLC
	o	Empire Texas GP LLC
	o	Pardus Oil & Gas Operating, LP (owned 1% by Empire Texas GP LLC and 99% by Empire Texas LLC)
●	Empire Louisiana LLC (“Empire Louisiana”)

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

Liquidity and Going Concern

The Company has a revolving line of credit agreement (Note 8) with Equity Bank which requires the Company to maintain compliance with certain financial covenants computed on a quarterly and annual basis. As of June 30, 2025, the Company was in compliance with all required covenants and projected to be in compliance with all debt covenants over the next 12 months. However, the Company carried a negative working capital of approximately $11.6 million  as of June 30, 2025, an overall decrease of approximately $2.7 million  from the end of 2024. The decrease in working capital is primarily driven by the Starbuck Drilling Program in North Dakota, continued unforeseen operational costs from the Company’s return-to-production program in Texas which started in the fourth quarter of 2024, a related party note that will be repaid when the subscription rights offering described in Note 10 is completed, which is expected to occur in August 2025, and lower oil production in North Dakota due to redrilling activity on certain wells. To meet its obligations, the Company increased its revolver commitment to $20.0 million in November 2024 which had approximately $4.0 million remaining unused commitment as of June 30, 2025, which can be used for future obligations; however, the revolver commitment is reduced monthly by $0.25 million commencing on December 31, 2024 (see Note 8), limiting future access to capital. Further, the Company entered into a promissory note with Phil Mulacek in June 2025 for total aggregate available principal amount of $4.0 million, of which $2.0 million was advanced to the Company during the second quarter of 2025 (see Note 8). Finally, a subscription rights offering is scheduled to be completed in August 2025, which is expected to raise approximately $5.0 million of gross proceeds (see Note 10); however, a portion of these proceeds will be used to settle the outstanding balance of the promissory note with Phil Mulacek per the terms of the note. While these transactions provide additional funding towards the Company’s obligations, the Company expects to have negative working capital for the remainder of 2025 and future expected operating cash flows do not sufficiently meet the Company’s obligations for the next 12 months. Given the negative working capital and insufficient expected operating cash flow there is substantial doubt about the Company’s ability to continue as a going concern.

Empire has committed financial support from Phil Mulacek who owns approximately 21.4% of our common stock outstanding as of June 30, 2025, and Energy Evolution Master Fund, Ltd. (“Energy Evolution”), our largest stockholder who owns approximately 31.8% of our common stock outstanding as of June 30, 2025. Both are related parties of the Company (see Note 13). Mr. Mulacek and Energy Evolution are willing and able to provide these additional funds, if required, for Empire to continue to meet its obligations over the next 12 months. These additional funds may be raised through related party warrants, or a related party note payable that may or may not have conversion rights into shares of common stock of Empire.

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

Receivables are stated at amounts due, net of an allowance for credit losses, if necessary, and are considered past due if full payment is not received by the contractual due date. The Company estimates uncollectible amounts based on the length of time that the accounts receivable has been outstanding, historical collection experience and current and future economic and market conditions, if failure to collect is expected to occur. Past due accounts are generally written off against the allowance for credit losses account only after all collection attempts have been exhausted. The Company did not have an allowance for credit losses as of June 30, 2025.

Inventory

Inventory primarily consists of oil in tanks which has not been delivered and is valued at the lower of cost or net realizable value.

Concentrations of Credit Risk

Empire’s accounts receivable are primarily receivables from oil and natural gas purchasers and joint interest owners. The oil and natural gas purchasers consist primarily of independent marketers, major oil and natural gas companies and gas pipeline companies. Historically, the Company has not experienced any significant losses from uncollectible accounts from its oil and natural gas purchasers. The Company operates a substantial portion of its oil and natural gas properties. As the operator of a property, we make full payments for costs associated with the property and seek reimbursement from the other working interest owners in the property for their share of those costs. Joint operating agreements govern the operations of an oil or natural gas well and, in most instances, provide for the offsetting of amounts payable or receivable between the Company and its joint interest owners. Our joint interest partners consist primarily of independent oil and natural gas producers. If the oil and natural gas exploration and production industry in general were adversely affected, the ability of the joint interest partners to reimburse Empire could be adversely affected.

Convertible Debt and Derivative Liability

In connection with Empire’s issuance of a promissory note in the first quarter of 2024, Empire bifurcated the embedded conversion option and recorded the embedded conversion option as a long-term derivative liability in Empire’s unaudited interim condensed consolidated balance sheets in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging. The convertible debt and the derivative liability associated with the promissory note were separately presented as long-term note payable – related party and long-term derivative instruments on the consolidated financial statements for the applicable periods. The convertible debt was carried at amortized cost. The derivative liability was remeasured at each reporting period using a binomial lattice model with changes in fair value recorded in other income (expense) of the applicable period’s unaudited interim condensed consolidated statements of operations. The conversion option related to the promissory note was exercised in the second quarter of 2024. See Note 8 for further details.

The Company enters into hedge agreements from time to time to manage its exposure to oil and natural gas price fluctuations. The fair value of derivative contracts is recognized as an asset or liability on the Company’s unaudited interim condensed consolidated balance sheets. Realized gain or loss is recognized as a component of revenue when the derivative contracts mature. For contracts which have not matured, an unrealized gain or loss is recorded based on the change in the fair value of the outstanding contracts.

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

Prior-Period Performance Obligations

The Company records revenue in the month that product is delivered to the purchaser. Settlement statements for certain natural gas and NGLs sales, however, may not be received for 30 to 90 days after the date the product is delivered, and as a result the Company is required to estimate the amount of product delivered to the purchaser and the price that will be received for the sale of the product. In these situations, the Company records the differences between its estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. Any identified differences between the Company’s revenue estimates and actual revenue received have historically been insignificant. For the six months ended June 30, 2025 and 2024, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve a degree of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instrument’s complexity. Empire reflects transfers between the three levels at the beginning of the reporting period in which the availability of observable inputs no longer justifies classification in the original level. There were no transfers between fair value hierarchy levels for the six months ended June 30, 2025. See Note 15.

Related Party Transactions

Transactions between related parties are considered to be related party transactions even though they may not be given accounting recognition. FASB ASC 850, Related Party Disclosures (“Topic 850”) requires that transactions with related parties that would have influence in decision making shall be disclosed so that users of the financial statements can evaluate their significance. Related party transactions typically occur within the context of the following relationships: affiliates of the entity; entities for which investments in their equity securities is typically accounted for under the equity method by the investing entity; trusts for the benefit of employees; principal owners of the entity and members of their immediate families; management of the entity and members of their immediate families; and other parties that can significantly influence the management or operating policies of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests. See Note 13 for a listing of related party transactions.

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

Note 3 – Property

The aggregate capitalized costs of oil and natural gas properties are as follows:

	June 30,	December 31,
	2025	2024

Proved properties	$138,315	$134,239
Unproved properties	3,913	3,858
Work in process	1,780	2,578
Gross capitalized costs	144,008	140,675
Accumulated depletion, amortization and impairment	(36,583)	(31,974)
Total Oil and gas properties, net	$107,425	$108,701

Depletion and amortization expense related to oil and gas properties for the three months ended June 30, 2025 and 2024, was approximately $2.5 million and $2.6 million, respectively. Depletion and amortization expense related to oil and gas properties for the six months ended June 30, 2025 and 2024, was approximately $4.6 million and $4.0 million, respectively.

Proved oil and natural gas properties are reviewed for impairment at least annually, or as indicators of impairment arise. There have been no indicators of impairment during the six months ended June 30, 2025.

On April 9, 2024, Empire acquired 60% of certain New Mexico interests from Energy Evolution. As consideration, Empire issued Energy Evolution 600,000 shares of common stock of Empire based on an agreed upon price of $5.00 per share for an aggregate agreed upon value of $3.0 million. On August 8, 2024, Empire successfully extended its option to purchase the remaining interest with the issuance of 16,800 shares of common stock (the “Option Shares”) to Energy Evolution, and as such, Empire has the right to acquire the remaining interest for an exercise price of $2.0 million (the “Purchase Option”).

On May 1, 2025, the Company amended its ability to further extend the Purchase Option to allow for payment for such extension to be made in cash in lieu of the Option Shares, due and payable on or before September 30, 2025.

In April 2025, Empire disposed of certain non-core undeveloped leasehold rights held from a previous acquisition in Montana resulting in a gain on sale of approximately $0.2 million which is reflected within other income (expense) on the unaudited interim condensed consolidated statements of operations.

Other property and equipment consists of operating lease assets, vehicles, office furniture, and equipment with lives ranging from three to five years. The capitalized costs of other property and equipment are as follows:

	June 30,	December 31,
	2025	2024

Other property and equipment, at cost	$3,770	$3,304
Less: accumulated depreciation	(2,286)	(1,913)
Other property and equipment, net	$1,484	$1,391

Depreciation expense related to other property and equipment for the three months ended June 30, 2025 and 2024, was approximately $0.1 million for both periods. Depreciation expense related to other property and equipment for the six months ended June 30, 2025 and 2024, was approximately $0.2 million and $0.1 million, respectively.

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

The Company’s ARO activities are summarized in the following table:

	For the Six Months Ended June 30,
	2025	2024

Asset retirement obligations, beginning of period	$30,188	$28,168
Liabilities incurred from drilling activity and assumed in acquisitions	—	788
Revisions	—	—
Liabilities settled	(162)	(585)
Accretion expense	1,060	977
Asset retirement obligations, end of period	$31,086	$29,348
Less: current portion included in Accrued expenses	1,765	700
Asset retirement obligations, long-term	$29,321	$28,648

The liabilities incurred from drilling activity in 2024 primarily relate to the completion of new wells as part of Empire’s North Dakota Starbuck Drilling Program. The liabilities assumed in acquisitions in 2024 relate to additional working interest acquired in New Mexico. (see Note 3).

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

The following table summarizes the net realized and unrealized amounts reported in earnings related to the oil derivative instruments:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024

Loss on derivatives, realized	$—	$(253)	$—	$(263)
Gain (loss) on derivatives, unrealized	—	252	—	(596)
Loss on derivatives, net	$—	$(1)	$—	$(859)

The following table represents the Company’s net cash payments on derivatives:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024

Cash payments on oil derivatives, net	$—	$(253)	$—	$(263)

The Company did not have any open derivative positions as of June 30, 2025.

Note 6 – Accounts Receivable

The following table represents Empire’s accounts receivable as of the dates presented:

	June 30,	December 31,
	2025	2024

Oil, Gas and NGLs receivables	$2,446	$2,628
Joint interest billings	6,718	5,072
Joint interest billings - related party	693	394
Other	310	61
Total Accounts receivable	$10,167	$8,155

Note 7 – Accrued Expenses

The following table represents Empire’s accrued expenses as of the dates presented:

	June 30,	December 31,
	2025	2024

Accrued and suspended third-party revenue	$7,248	$5,987
Accrued salaries and payroll taxes	1,236	1,091
Accrued production taxes	699	837
Asset retirement obligations - current	1,765	1,765
Other	454	668
	$11,402	$10,348

Note 8 – Debt Including Debt with Related Parties

The following table represents Empire’s outstanding debt as of the dates presented:

	June 30,	December 31,
	2025	2024

Equity Bank Credit Facility	$14,089	$11,089
Promissory Note - Related Party	2,000	—
Note Payable to insurance provider, bears 8.25% interest, matures January 2026, monthly payments of principal and interest of $58,103	373	—
Equipment and vehicle notes, 0.00% to 9.59% interest rates, due in 2025 to 2030 with monthly payments ranging from $900 to $1,400 per month (1)	695	247
Total Debt	17,157	11,336
Less: Current Maturities	(530)	(70)
Less: Current Promissory Note - Related Party	(2,000)	—
Long-Term Debt	$14,627	$11,266

(1) Weighted-average interest rate of 9.29% and 8.32% as of June 30, 2025 and December 31, 2024, respectively.

On December 29, 2023, Empire North Dakota and Empire NDA ("Original Borrowers”), entered into a revolver loan agreement with Equity Bank (the "Credit Facility”). Pursuant to the Credit Facility (a) the initial revolver commitment amount is $10.0 million; (b) the maximum revolver commitment amount is $15.0 million; (c) commencing on January 31, 2024, and occurring on the last day of each calendar month thereafter, the revolver commitment amount is reduced by $150,000; (d) commencing on March 31, 2024, there are scheduled semiannual collateral borrowing base redeterminations each year on March 31 and September 30; (e) the final maturity date is December 29, 2026; (f) outstanding borrowings bear interest at a rate equal to the prime rate of interest plus 1.50%, and in no event lower than 8.50%; (g) a quarterly commitment fee is based on the unused portion of the commitments; and (h) Original Borrowers have the right to prepay loans under the Credit Facility at any time without a prepayment penalty.

The Credit Facility is guaranteed by the Company. Original Borrowers entered into a security agreement, pursuant to which the obligations under the Credit Facility are secured by liens on substantially all of the assets of Original Borrowers. Furthermore, the obligations under the Credit Facility are secured by a continuing, first priority mortgage lien, pledge of and security interest in not less than 80% of Original Borrowers’ producing oil, gas and other leasehold and mineral interests, including without limitation, those situated in the States of North Dakota and Montana.

On November 18, 2024, the Company entered into the First Amendment to the Credit Facility (the “First Amendment”). Pursuant to the First Amendment (a) the maximum revolver commitment amount is $20.0 million; and (b) commencing on December 31, 2024, and occurring on the last day of each calendar month thereafter, the revolver commitment amount is reduced by $250,000.

On June 18, 2025, the Company entered into the Second Amendment to the Credit Facility (the “Second Amendment”). The Second Amendment added Empire Texas Development LLC as a third borrower to the Original Borrowers (collectively “Borrowers”) to the original Credit Facility and extends the obligation security by liens on substantially all of the assets of Empire Texas Development LLC.

The Credit Facility requires Borrowers to maintain (a) a current ratio of 1.0 to 1.0 or more and (b) a ratio of funded debt to EBITDAX (as defined in the revolver loan agreement), calculated quarterly and annually based on a trailing twelve-month basis, of no more than 3.50 to 1.00. At June 30, 2025, the Borrowers were in compliance with all required covenants under the Credit Facility.

Promissory Note – Related Party

On February 16, 2024, Empire issued a promissory note (the "February Note”) in the aggregate principal amount of $5.0 million to Energy Evolution with a maturity date of February 15, 2026, (the “February Maturity Date”) and accrues interest at the rate of 7% per annum beginning March 31, 2024, and on each subsequent quarter end date until the February Maturity Date paid in the form of cash or shares of common stock at the option of Energy Evolution. Any unpaid balance after the February Maturity Date accrues interest at the rate of 9% per annum. The February Note carries no penalties for prepayment without the consent of Energy Evolution if Empire provides written notification within at least five business days. At the discretion of Energy Evolution all or any portion of the outstanding principal amount of the February Note may be converted into shares of common stock at a conversion price of $6.25 per share, subject to customary adjustments, up to a maximum conversion shares amount of 800,000 (without giving effect to any interest that may be converted).

Empire determined that an embedded conversion feature included in the February Note required bifurcation from the host contract that is recognized as a separate derivative liability carried at fair value. The estimated fair value of the derivative liability, which represents a Level 3 valuation, was approximately $1.3 million as of March 31, 2024, and was determined using a binomial lattice model using certain assumptions and inputs discussed in Note 15. Accordingly, Empire recognized a gain on the fair value adjustment of the derivative liability in the amount of approximately $0.7 million. The conversion option was exercised by Energy Evolution on May 24, 2024, in exchange for 800,000 shares of common stock of the Company under the terms of the February Note and the fair value of the derivative was revalued as of that date resulting in a loss of $1.7 million in 2024. All of the other embedded features of the February Note were clearly and closely related to the debt host and did not require bifurcation as a derivative liability.

On June 17, 2025 (the “Original Issue Date”), the Company issued a promissory note (the “June Note”) in the aggregate principal amount of $4.0 million to Phil E. Mulacek. As of June 17, 2025, Mr. Mulacek has advanced the Company $2.0 million under the Note (the "Original Issue Date Advance”). From time to time, during the period beginning 45 days after the Original Issue Date and ending 90 days after the Original Issue Date, the Company may request in writing that Mr. Mulacek advance up to another $2.0 million to the Company, provided that no Event of Default (as defined in the June Note) has occurred or is continuing. Within five business days of receipt of such notice, Mr. Mulacek shall either advance the funds requested (an "Additional Advance”) or decline to make such additional advance. The Note may be prepaid at any time or from time to time without the consent of Mr. Mulacek and without penalty or premium.

The Note matures on June 17, 2027 (the "June Maturity Date”) and accrues interest at the rate of 5.5% per annum. After the Maturity Date, any principal balance of the June Note remaining unpaid accrues interest at the rate of 9% per annum. All accrued but unpaid interest is payable in cash on the June Maturity Date, except upon the occurrence of an Event of Default, in which case all accrued and unpaid interest shall immediately be due and payable. In the event that after the Original Issue Date, the Company closes a sale of its equity (an "Equity Raise”), the Company shall promptly, but in no event later than five business days after receipt of the proceeds from such Equity Raise, repay the lesser of (a) the Original Issue Date Advance (including any interest or fees thereon) or (b) the amount of the Equity Raise to Mr. Mulacek (an "Equity Raise Repayment”). In the event the Company receives proceeds from the sale of any of its equity after an Equity Raise Repayment and an Additional Advance, the Company shall use such proceeds to promptly repay such Additional Advance, and all accrued and unpaid interest thereon, to Mr. Mulacek. In August 2025, Empire expects to complete an Equity Raise further described in Note 10.

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

Right-of-use lease expense was approximately $0.1 million for both the three months ended June 30, 2025 and 2024, and cash paid for right-of-use lease was approximately $0.1 million for the same periods. Right-of-use lease expense was approximately $0.2 million and $0.3 million for the six months ended June 30, 2025 and 2024, respectively, and cash paid for right-of-use lease was approximately $0.2 million and $0.3 million for the same periods.

Supplemental balance sheet information related to the right-of-use leases is as follows:

	June 30,	December 31,
	2025	2024

Net operating lease asset (included in Other property and equipment, net)	$383	$604

Current portion of lease liability	$300	$400
Long-term lease liability	39	144
Total right-of-use lease liabilities	$339	$544

The weighted-average remaining term for Empire’s right-of-use leases is 1.02 years, and the weighted-average discount rate is 8.43% as of the second quarter of 2025.

Maturities of lease liabilities are as follows as of the date presented:

June 30,
2025
Year 1	$315
Year 2	40
Year 3	—
Year 4	—
Year 5	—
Total lease payments	355
Less: imputed interest	(16)
Total lease obligation	$339

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

In August 2025, Empire is scheduled to complete a subscription rights offering (the "August Rights Offering”) which is expected to raise gross proceeds of $5.0 million, including $2.5 million to be received upon the future exercise of warrants. Empire distributed at no charge to holders of its common stock, as of the close of business on July 10, 2025 (the record date for the August Rights Offering), one non-transferable subscription right for each whole share of common stock owned by that stockholder on the record date. Each subscription right will entitle a rights holder to purchase one unit at a subscription price equal to $0.07367 per unit, each unit consisting of 0.0139 shares of the Company’s common stock and one rights warrant to purchase 0.0136 shares of the Company’s common stock equal to $5.46 per whole share. The August Rights Offering includes an oversubscription privilege, which entitles stockholders who fully exercise their subscription rights the right to purchase at the same exercise price additional units in the rights offering that other stockholders do not purchase, subject to availability and pro-rata allocation of units among rights holders exercising such oversubscription privilege. No fractional shares of common stock will be issued in the rights offering, including upon exercise of the warrants. The subscription rights were initially set to expire if they were not exercised or extended at the discretion of the Company by July 25, 2025 (the “Expiration Date”). The expiration date was subsequently extended to August 18, 2025 (the “Extension Date”). The warrants will expire 90 days after the extension date of the rights offering.

Loss per Common Share

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024

Net Loss	$(5,056)	$(4,390)	$(9,277)	$(8,364)

Basic Weighted-Average Shares	33,853	29,840	33,837	27,753
Dilutive effect of potential common shares issuable (1)	—	—	—	—
Diluted Weighted-Average Shares	33,853	29,840	33,837	27,753
Loss per Common Share
Basic	$(0.15)	$(0.15)	$(0.27)	$(0.30)
Diluted	$(0.15)	$(0.15)	$(0.27)	$(0.30)

(1)	For both the three and six months ended June 30, 2025, the Company had approximately 1.0 million of stock options and outstanding restricted stock units excluded from the diluted shares calculation as their inclusion would be antidilutive due to a net loss for the respective periods. For both the three and six months ended June 30, 2024, the Company had approximately 1.1 million of stock options, warrants, outstanding restricted stock units, and convertible debt as their effect would have been anti-dilutive due to a net loss for the respective periods.

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

The following summary reflects nonvested restricted stock unit activity and related information:

		Weighted-Average
	RSUs	Fair Value (1)

Outstanding, December 31, 2024	126,543	$7.11
Granted	109,074	5.94
Vested	(93,463)	6.84
Forfeited	(21,000)	5.26
Outstanding, June 30, 2025	121,154	$6.58

(1)	Shares are valued at the grant-date market price.

The following summary reflects stock option activity and related information:

		Weighted-Average
	Options (2)	Exercise Price

Outstanding, December 31, 2024	1,885,850	$4.75
Granted	—	—
Exercised	—	—
Cancelled	(6,000)	5.00
Outstanding, June 30, 2025 (1)	1,879,850	$4.75
Exercisable, June 30, 2025 (1)	1,590,516	$4.34

(1)	Stock options outstanding and exercisable had an aggregate intrinsic value of $1.0 million and $1.5 million, respectively.
(2)	Stock options outstanding at June 30, 2025 had a weighted-average remaining contract term of 3.67 years and an exercise price range of $1.32 to $12.36.

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

Tax Legislation

On July 4, 2025, the U.S. enacted H.R. 1, informally referred to as the One Big Beautiful Bill Act (“OBBBA”) and contains a broad range of changes to the U.S. federal income tax laws and makes permanent or modifies certain provisions of the Tax Cuts and Jobs Act. Among other provisions, the OBBBA includes permanently restoring an EBITDA-based business interest deduction limitation, 100% bonus depreciation for certain property and immediate expensing for certain domestic research and experimental expenditures. All effects of changes in tax laws are recognized in the unaudited condensed consolidated financial statements during the period of enactment and as such any effects of changes in tax laws are not reflected in the Company’s income tax provision (benefit) as of and for the three and six months ended June 30, 2025. While we continue to monitor further legislative developments and administrative guidance, we do not expect the OBBBA to have a material impact on our consolidated financial statements for the year ending December 31, 2025.

Note 13 – Related Party Transactions

Energy Evolution is a related party of the Company as it beneficially owns approximately 31.8% of the Company’s outstanding shares of common stock as of June 30, 2025. In October 2021, a member of Energy Evolution and a board member of Energy Evolution were appointed to the Company’s Board of Directors. The board member of Energy Evolution separately beneficially owns approximately 21.4% of the Company’s outstanding shares of common stock as of June 30, 2025, and is also a majority owner of PIE.

The Company had a JDA with PIE to perform recompletion or workover on specified mutually agreed upon wells. In the third quarter of 2024, Empire issued PIE 205,427 shares of common stock of Empire as payment in full for this outstanding note balance of $1.1 million (see Note 8).

On February 16, 2024, Empire issued the February Note to Energy Evolution. Energy Evolution advanced Empire $5.0 million under the February Note in the first quarter of 2024. On May 24, 2024, Energy Evolution elected to convert the February Note to shares of common stock of Empire and received 800,000 shares under the terms of the February Note (see Note 8).

On April 9, 2024, Empire acquired 60% of certain New Mexico interests from Energy Evolution. As consideration, Empire issued Energy Evolution 600,000 shares of common stock of Empire based on an agreed upon price of $5.00 per share for an aggregate agreed upon value of $3.0 million. On August 8, 2024, Empire successfully extended its option to purchase the remaining interest with the issuance of 16,800 shares of common stock (the “Option Shares”) to Energy Evolution, and as such, Empire has the right to acquire the remaining interest for an exercise price of $2.0 million (the “Purchase Option”). On May 1, 2025, the Company amended its ability to further extend the Purchase Option to allow for payment for such extension to be made in cash in lieu of the Option Shares due and payable on or before September 30, 2025.

On June 28, 2024, Energy Evolution exercised its warrants of Empire and received 128,800 shares in exchange for approximately $0.6 million (see Note 10).

On June 17, 2025, the Company issued the June Note to Phil Mulacek. Mr. Mulacek advanced Empire $2.0 million under the June Note in the second quarter of 2025 (see Note 8).

Accounts receivable on the unaudited interim condensed consolidated balance sheet includes approximately $0.7 million receivables from Energy Evolution. Accrued expenses on the unaudited interim condensed consolidated balance sheet include approximately $0.1 million of revenue payable to Energy Evolution.

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

Agreed Compliance Order

In January 2024, the Company deposited $1.0 million into an escrow account in accordance with an Agreed Compliance Order ("ACO”) with the New Mexico Oil Conservation Division (“NMOCD”) for compliance work on certain inactive wells in New Mexico. Under the terms of the ACO, the escrow funds will be returned to the Company at a rate of $0.01 million for each well as the compliance work is completed. As of June 30, 2024, all work had been completed, and the Company expects to receive the remaining outstanding escrow amount of $0.2 million in 2025.

New Mexico Trespass

In December 2023, the Company initiated a legal action in the Fifth Judicial District Court, Lea County, New Mexico, against a saltwater company for trespassing and illegal wastewater dumping within one of the New Mexico water flood units. Empire is close to a resolution with the NMOCD to revoke the existing four permits granted and deny the five new applications made by the third-party saltwater company. Management continues to evaluate the potential outcomes; however, it cannot be determined at this time, and no amount has been recognized due to the uncertainty of any conclusions that may arise as a result of such action.

Note 15 – Fair Value Measurements

The following table provides the carrying value and fair value measurement information for certain financial assets and liabilities. The carrying values of cash, accounts receivable, inventory, accounts payable, accrued expenses, lease liabilities, notes payables and equipment and vehicle notes included in the accompanying unaudited interim consolidated balance sheets approximated fair value at June 30, 2025, and December 31, 2024, as applicable, and generally represent Level 2 fair values due to their short-term nature. Therefore, such financial assets and liabilities are not presented in the following table:

			Fair Value Measurements Using:
	Carrying	Total Fair	Level 1	Level 2	Level 3
	Amount	Value	Inputs	Inputs	Inputs

June 30, 2025 liabilities
Debt - Promissory Note, Related Party	$(2,000)	$(1,993)	$—	$(1,993)	$—
Debt - Credit Facility	(14,089)	(14,089)	—	(14,089)	—

December 31, 2024 liabilities
Debt - Promissory Note, Related Party	$—	$—	$—	$—	$—
Debt - Credit Facility	(11,089)	(11,089)	—	(11,089)	—

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

Debt – The fair value of the related party promissory note was determined using a discounted cash flow model. The fair value of our Credit Facility variable rate debt approximates the carrying value as the underlying prime rate changes based on prevailing market rates.

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

Empire applies the provisions of fair value measurement on a non-recurring basis to its non-financial assets and liabilities, including oil and gas properties and asset retirement obligations. These assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments if events or changes in certain circumstances indicate that adjustments may be necessary. No triggering events that require assessment of such items were observed during the six months ended June 30, 2025 and 2024.

Assets and Liabilities Measured at Fair Value on a Recurring Basis – In the determination of the fair value of the February Note discussed further in Note 8 including the embedded conversion feature, Empire used a binomial lattice valuation model to value Level 3 derivative liabilities at inception and on subsequent valuation dates. This model incorporates transaction details such as Empire’s stock price, contractual terms of the February Note, and unobservable inputs classified as Level 3 including risk-free rate and expected volatility. Due to the subjective nature of these inputs, the fair value measurement could differ materially under alternative assumptions. As of the conversion option exercise date of May 24, 2024, these unobservable inputs were 5.0% and 46.9%, respectively.

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

The CODM is provided with the following significant segment expenses within lease operating expense on the unaudited interim condensed consolidated statements of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024

Production costs	$5,911	$5,989	$11,292	$11,369
Workover activity	417	975	802	2,952
Plugging and abandonment activity	59	579	59	609
Lease operating expense	$6,387	$7,543	$12,153	$14,930

Other segment items within consolidated net loss are all separately disclosed on the unaudited interim condensed consolidated statements of operations. Segment asset information is not presented to and used by the CODM to allocate resources, assess performance or make strategic decisions.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q, including this section, includes certain statements that may be deemed "forward-looking statements” within the meaning of federal securities laws. All statements, other than statements of historical facts, which address activities, events, or developments that Empire expects, believes, or anticipates will or may occur in the future, including future sources of financing and other possible business developments, are forward-looking statements. Such statements are subject to a number of assumptions, risks and uncertainties and could be affected by a number of distinct factors, including Empire’s failure to secure short and long-term financing necessary to sustain and grow its operations, increased competition, changes in the markets in which Empire participates, the technology utilized by Empire, new legislation regarding environmental matters, general economic conditions including inflation, tariffs and interest rates, uncertainties associated with legal and regulatory matters and successful completion of the August Rights Offering, including future exercise of the warrants issued as part of the August Rights Offering. These risks and other risks that could affect Empire's business are more fully described in reports Empire files with the SEC, including its Annual Report on Form 10-K for the year ended December 31, 2024. Actual results may vary materially from the forward-looking statements. Empire undertakes no duty to update any of the forward-looking statements in this Form 10-Q.

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

Critical Accounting Estimates

The preparation of financial statements in conformity with US GAAP requires management to use judgment to make estimates and assumptions that affect certain amounts reported in the unaudited interim consolidated financial statements. As additional information becomes available, these estimates and assumptions are subject to change and thus impact amounts reported in the future. Because estimates and assumptions require significant judgment, future actual results could differ from those estimates and could have a significant impact on our results of operations, financial position and cash flows. We re-evaluate our estimates and assumptions at least on a quarterly basis and periodically update the estimates used in the preparation of the financial statements based on management’s latest assessment of the current and projected business and general economic environment. There have been no significant changes to Empire’s critical accounting estimates during the six months ended June 30, 2025.

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

Liquidity

As noted below, our working capital is negative as of June 30, 2025, which is primarily the result of a lower cash balance due to capital spending as part of our Starbuck Drilling Program, return-to-production efforts in Texas and a decrease in production due to operational challenges with five wells in North Dakota during the first quarter of 2025. As of June 30, 2025, we had approximately $2.3 million in cash on hand and approximately $4.0 million available under our Credit Facility; however, the Company’s available borrowing capacity under the Credit Facility continues to decrease due to a monthly reduction to the borrowing capacity under the Credit Facility (see Note 8). Empire also entered into a promissory note with Phil Mulacek for up to a total available principal amount of $4.0 million, of which $2.0 million was obtained upon entering into the note. Finally, the Company is scheduled to complete a subscription rights offering in August 2025 which is expected to raise approximately $5.0 million of gross proceeds; however, a portion of these proceeds will be used to settle the outstanding balance of the promissory note with Phil Mulacek. Despite these transactions, the Company will require additional funds to satisfy the payables discussed above which are greater than estimated cash flow from operations over the next 12 months. Phil Mulacek and Energy Evolution, both related parties of Empire and our largest two stockholders, have indicated that they will, and have the ability to, provide sufficient support to sustain the operating, investing, and financing activities of Empire, as necessary. Management continues to seek additional sources of capital via the debt or equity markets to improve liquidity going forward. See Liquidity and Going Concern in Note 1 of Notes to Unaudited Interim Condensed Consolidated Financial Statements for further discussion of management’s plans.

Empire expects to continue to incur costs related to drilling activities in core areas as well as future oil and natural gas acquisitions in core areas. During the first six months of 2025, Empire incurred approximately $3.3 million of total additions to oil and natural gas properties, primarily related to the drilling program in the Starbuck field of North Dakota and return-to-production efforts in Texas. It is expected that Empire will use a combination of debt or equity issuances, cash on hand, and cash flows from operations to fund capital programs, ongoing operations, and any potential acquisitions.

Working Capital

Working capital is presented in the table below. This change of approximately $2.7 million was primarily driven by payables related to the Starbuck Drilling Program in North Dakota, costs incurred related to the return-to-production efforts in Texas and the related party promissory note discussed above.

	June 30,	December 31,
(in thousands)	2025	2024

Current Assets	$14,519	$12,351
Current Liabilities	26,167	21,270
Working Capital	$(11,648)	$(8,919)

Cash Flows

	For the Six Months Ended June 30,
(in thousands)	2025	2024	Change
Cash flows provided by (used in):
Operating activities	$(1,525)	$2,106	$(3,631)
Investing activities	(3,212)	(30,514)	27,302
Financing activities	4,779	29,873	(25,094)

Cash Flows from Operating Activities

Cash flows from operating activities decreased period over period primarily due to lower production volumes in North Dakota and New Mexico and lower realized commodity prices consistent with general market pricing trends.

Cash Flows from Investing Activities

Cash flows from investing activities are primarily related to approximately $3.2 million of cash additions to oil and natural gas properties during the first six months of 2025 compared to approximately $30.1 million of cash additions to oil and natural gas properties during first half of 2024 associated with the Starbuck Drilling Program in North Dakota with the decline period over period due to the Company nearing completion of this project.

Cash Flows from Financing Activities

Cash flows from financing activities include $2.0 million and $5.0 million in 2025 and 2024, respectively, from promissory notes issued to Empire by various related parties (see Note 8). Empire also borrowed approximately $3.0 million and $4.0 million on its Credit Facility during the same respective periods. In the first half of 2024, the Company also completed its April Rights Offering and issued warrants to Energy Evolution that were exercised in the period (see Note 10).

Capital Resources

Capital Expenditures

For the six months ended June 30, 2025, Empire incurred approximately $3.3 million of total additions to oil and natural gas properties which is primarily from finalizing drilling and completions activity related to our Starbuck Drilling Program in North Dakota and continued return-to-production efforts in Texas.

Production and Operating Data

The following table sets forth a summary of Empire’s production and operating data for the three and six months ended June 30, 2025 and 2024. Because of normal production declines, increased or decreased production due to future acquisitions, divestitures, development, and fluctuations in commodity prices, the historical information presented below should not be interpreted as being indicative of future results.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Production and Operating Data:
Net Production Volumes:
Oil (Bbl)	135,854	160,283	255,489	291,043
Natural Gas (Mcf)	237,133	241,242	437,001	453,063
Natural Gas Liquids (Bbl)	39,091	39,612	70,544	74,397
Total (Boe)	214,467	240,102	398,867	440,951

Average Price per Unit:
Oil (1)	$58.92	$76.66	$62.84	$74.66
Natural gas	$0.93	$(0.48)	$1.76	$0.58
Natural gas liquids	$13.33	$15.58	$12.98	$13.89
Total (Boe)	$40.78	$53.26	$44.47	$52.21

Operating Costs and Expenses per Boe:
Lease operating expense (excluding workovers)	$27.56	$24.95	$28.31	$25.78
Workovers	$2.22	$6.47	$2.16	$8.08
Total Lease operating expense	$29.78	$31.42	$30.47	$33.86
Production and ad valorem taxes	$3.58	$4.44	$3.71	$4.31
Depreciation, depletion, amortization and accretion	$14.50	$13.20	$14.70	$11.67
General & administrative (excluding stock-based compensation)	$13.55	$9.80	$15.30	$11.87
Stock-based compensation	$2.27	$2.47	$2.55	$2.95
Total General & administrative	$15.82	$12.27	$17.85	$14.82

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

Three Months Ended June 30, 2025 and 2024

Results of Operations

The following table reflects Empire’s summary operating information for the three months ended June 30, 2025 and 2024. Because of normal production declines, increased or decreased drilling activity and the effects of acquisitions, the historical information presented below should not be interpreted as indicative of future results.

	For the Three Months Ended June 30,			Percent
(in thousands)	2025	2024	Variance	Change

Oil Sales	$8,005	$12,287	$(4,282)	-35%
Gas Sales	221	(116)	337	NM
NGL Sales	521	617	(96)	-16%
Total Product Revenues	8,747	12,788

Lease Operating Expense	6,387	7,543	(1,156)	-15%
Production and Ad Valorem Taxes	768	1,066	(298)	-28%
Depreciation, Depletion, Amortization & Accretion	3,110	3,169	(59)	-2%
General and Administrative (excluding stock-based compensation)	2,906	2,354	552	23%
Stock-Based Compensation	486	592	(106)	-18%
Cash-Based Interest Expense	324	257	67	26%
Non-Cash Interest Expense	10	478	(468)	-98%

Operating Loss	(4,903)	(1,926)	(2,977)	155%
Net Loss	(5,056)	(4,390)	(666)	15%

NM: A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change that is greater than 200.

Revenues

Revenues for the three months ended June 30, 2025, decreased compared to the prior year primarily due to lower oil sales volumes and lower realized oil and NGL prices.

Net oil sales volumes were approximately 136,000 Bbls for the three months ended June 30, 2025, a decrease of approximately 15% over the same period in the prior year primarily due to the redrilling efforts in North Dakota previously discussed and natural decline.

Realized oil prices for the three months ended June 30, 2025, were $58.92 per barrel, while realized prices for the same period in the prior year were $76.66 per barrel, a decrease of approximately 23% due to a general decline in overall market prices.

Realized natural gas prices for the three months ended June 30, 2025, were $0.93 per Mcf, while realized prices for the same period in the prior year were ($0.48) per Mcf. This is primarily due to the depressed natural gas prices in the second quarter of 2024 in New Mexico leading to below zero prices as deductions exceeded the natural gas prices.

Realized NGLs prices for the three months ended June 30, 2025, were $13.33 per barrel, while realized prices for the same period in the prior year were $15.58 per barrel, a decrease of approximately 14%.

Lease Operating Expense and Production Taxes

Lease operating expense was lower for the three months ended June 30, 2025, compared to the same period in 2024 primarily due to lower workover costs. Lease operating expense includes approximately $0.5 million of workover expense for the three months ended June 30, 2025, compared to approximately $1.6 million for the same period in 2024. The higher workover expense in 2024 was primarily in New Mexico as Empire continued work in the region to enhance and maintain production.

Production taxes were lower for the three months ended June 30, 2025, compared to the same period in 2024 as a result of the lower product revenues discussed above.

Depreciation, Depletion, Amortization and Accretion

The lower DD&A for the three months ended June 30, 2025, compared to the same period in 2024 is primarily due to lower production volumes period over period, partially offset by the acquisition of additional working interest in New Mexico and the impact of the capitalized costs associated with the new drilling activity as part of our Starbuck Drilling Program in North Dakota in second quarter of 2024. Accretion also increased slightly from prior period due to the new drilling activity and additional interest.

General and Administrative Expense (excluding stock-based compensation)

General and administrative expense, excluding stock-based compensation, increased for the three months ended June 30, 2025, compared to the same period in 2024 primarily due to an increase in salaries and benefits period over period associated with an increase in employee headcount.

Stock-based Compensation

Stock-based compensation decreased period over period due to a lower number of awards in second quarter 2025. Empire utilizes stock-based compensation to compensate the Board, members of management, and retain talented personnel. Empire anticipates stock-based compensation to continue to be utilized in 2025 and beyond to attract and retain talented personnel and compensate Board members and consultants.

Interest Expense

Interest expense decreased for the three months ended June 30, 2025 compared to the same period in 2024 primarily due to certain non-cash interest expense in the second quarter of 2024 from the convertible promissory note further described in Note 8 partially offset by a higher average outstanding balance on the Company’s Credit Facility.

Six Months Ended June 30, 2025 and 2024

Results of Operations

The following table reflects Empire’s summary operating information for the six months ended June 30, 2025 and 2024. Because of normal production declines, increased or decreased drilling activity and the effects of acquisitions, the historical information presented below should not be interpreted as indicative of future results.

	For the Six Months Ended June 30,			Percent
(in thousands)	2025	2024	Variance	Change

Oil Sales	$16,054	$21,729	$(5,675)	-26%
Gas Sales	769	261	508	195%
NGL Sales	916	1,033	(117)	-11%
Total Product Revenues	17,739	23,023

Lease Operating Expense	12,153	14,930	(2,777)	-19%
Production and Ad Valorem Taxes	1,480	1,899	(419)	-22%
Depreciation, Depletion, Amortization & Accretion	5,862	5,144	718	14%
General and Administrative (excluding stock-based compensation)	6,103	5,233	870	17%
Stock-Based Compensation	1,017	1,302	(285)	-22%
Cash-Based Interest Expense	592	437	155	35%
Non-Cash Interest Expense	38	613	(575)	-94%

Operating Loss	(8,859)	(6,323)	(2,536)	40%
Net Loss	(9,277)	(8,364)	(913)	11%

Revenues

Revenues for the six months ended June 30, 2025, decreased compared to the prior year primarily due to lower sales volumes across all products and lower realized oil prices.

Net oil sales volumes were approximately 255,000 Bbls for the six months ended June 30, 2025, a decrease of approximately 12% over the same period in the prior year primarily due to redrilling efforts in North Dakota.

Realized oil prices for the six months ended June 30, 2025, were $62.84 per barrel, while realized prices for the same period in the prior year were $74.66 per barrel, a decrease of approximately 16% due to a general decline in overall market prices.

Realized natural gas prices for the six months ended June 30, 2025, were $1.76 per Mcf, while realized prices for the same period in the prior year were $0.58 per Mcf. The increase is due to depressed natural gas prices in New Mexico during second quarter of 2024.

Realized NGLs prices for the six months ended June 30, 2025, were $12.98 per barrel, while realized prices for the same period in the prior year were $13.89 per barrel, a decrease of approximately 7%.

Lease Operating Expense and Production Taxes

Lease operating expense was lower for the six months ended June 30, 2025, compared to the same period in 2024 primarily due to lower workover costs. Lease operating expense includes approximately $0.9 million of workover expense for the six months ended June 30, 2025, compared to approximately $3.6 million for the same period in 2024. The higher workover expense in 2024 was primarily in New Mexico as Empire continued work in the region to enhance and maintain production.

Production taxes were lower for the six months ended June 30, 2025, compared to the same period in 2024 as a result of the lower product revenues discussed above.

Depreciation, Depletion, Amortization and Accretion

The higher DD&A for the six months ended June 30, 2025, compared to the same period in 2024 is primarily due to the acquisition of additional working interest in New Mexico and the impact of the capitalized costs associated with the new drilling activity as part of our Starbuck Drilling Program in North Dakota in second quarter of 2024, partially offset by lower production volumes period over period. Accretion also increased slightly from prior period due to the new drilling activity and additional interest.

General and Administrative Expense (excluding stock-based compensation)

General and administrative expense, excluding stock-based compensation, increased for the six months ended June 30, 2025, compared to the same period in 2024 primarily due to an increase in salaries and benefits period over period associated with an increase in employee headcount.

Stock-based Compensation

Stock-based compensation decreased period over period due to a lower number of awards in 2025. Empire utilizes stock-based compensation to compensate the Board, members of management, and retain talented personnel. Empire anticipates stock-based compensation to continue to be utilized in 2025 and beyond to attract and retain talented personnel and compensate Board members and consultants.

Interest Expense

Interest expense decreased for the six months ended June 30, 2025 compared to the same period in 2024 primarily due to certain non-cash interest expense in 2024 from the convertible promissory note further described in Note 8 partially offset by a higher average outstanding balance on the Company’s Credit Facility.

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

Changes in Internal Control Over Financial Reporting

While we continue to implement design enhancements to our internal control procedures, we believe there were no changes to our internal control over financial reporting during the three months ended June 30, 2025, which were identified in connection with the evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Empire was not informed by any of its directors or Section 16 officers of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K, during the second quarter of 2025.

Item 6.	Exhibits

10.1	Empire Petroleum Corporation Promissory Note due June 17, 2027 in the aggregate principal amount of $4.0 million in favor of Phil E. Mulacek (incorporated herein by reference to Exhibit 10 to the Company’s Form 8-K dated June 17, 2025, which was filed on June 23, 2025).

10.2	Second Amendment to Revolver Loan Agreement dated as of June 18, 2025, by and between Empire North Dakota LLC, Empire ND Acquisition LLC, and Empire Texas Development LLC, as borrowers, and Equity Bank, as lender (submitted herewith).

31.1	Rule 13a - 14 (a)/15(d) - 14(a) Certification of Michael R. Morrisett, Chief Executive Officer (submitted herewith).

31.2	Rule 13a - 14 (a)/15(d) - 14(a) Certification of Michael R. Morrisett, Principal Financial Officer (submitted herewith).

32.1	Section 1350 Certification of Michael R. Morrisett, Chief Executive Officer (submitted herewith).

32.2	Section 1350 Certification of Michael R. Morrisett, Principal Financial Officer (submitted herewith).

101	Financial Statements for Inline XBRL format (submitted herewith).

104	Cover Page Interactive Data File (embedded within Inline XBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Empire Petroleum Corporation

Date: August 13, 2025	By:	/s/ Michael R. Morrisett
Michael R. Morrisett
Chief Executive Officer and President
(Principal Executive Officer and Principal Financial Officer)

