Form 10-Q
period 2025-09-30
EMPIRE PETROLEUM CORP
filed 2025-11-14
CIK 887396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☑ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).      ☑ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
Emerging growth company ☐	Smaller reporting company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of November 12, 2025 was 34,855,801.

EMPIRE PETROLEUM CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EMPIRE PETROLEUM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(Unaudited)

	September 30,	December 31,
	2025	2024
ASSETS
Current Assets:
Cash	$4,601	$2,251
Accounts Receivable	8,331	8,155
Inventory	1,218	1,305
Prepaids	536	640
Total Current Assets	14,686	12,351

Property and Equipment:
Oil and Natural Gas Properties, Successful Efforts	144,395	140,675
Less: Accumulated Depletion, Amortization and Impairment	(39,237)	(31,974)
Total Oil and Gas Properties, Net	105,158	108,701
Other Property and Equipment, Net	1,697	1,391
Total Property and Equipment, Net	106,855	110,092

Other Noncurrent Assets	1,451	1,425

Total Assets	$122,992	$123,868

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$10,574	$10,452
Accrued Expenses	12,003	10,348
Current Portion of Lease Liability	330	400
Current Portion of Long-Term Debt	407	70
Total Current Liabilities	23,314	21,270

Long-Term Debt	14,801	11,266
Long-Term Note Payable - Related Party, net (Note 8)	752	—
Long-Term Lease Liability	61	144
Derivative Instruments (Note 8)	745	—
Asset Retirement Obligations	29,656	28,423
Total Liabilities	69,329	61,103

Commitments and Contingencies (Note 14)

Stockholders’ Equity:
Series A Preferred Stock - $0.001 Par Value, 10,000,000 Shares Authorized, 6 and 6 Shares Issued and Outstanding, Respectively	—	—
Common Stock - $0.001 Par Value 190,000,000 Shares Authorized, 34,266,208 and 33,667,132 Shares Issued and Outstanding, Respectively	94	93
Additional Paid-in-Capital	147,507	143,489
Accumulated Deficit	(93,938)	(80,817)

Total Stockholders’ Equity	53,663	62,765

Total Liabilities and Stockholders’ Equity	$122,992	$123,868

See accompanying notes to unaudited interim condensed consolidated financial statements.

EMPIRE PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except shares data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Oil Sales	$8,790	$10,341	$24,844	$32,070
Gas Sales	196	9	965	270
Natural Gas Liquid (“NGL”) Sales	388	542	1,304	1,575
Total Product Revenues	9,374	10,892	27,113	33,915
Other	14	15	31	36
Gain (Loss) on Derivatives	—	470	—	(389)
Total Revenue	9,388	11,377	27,144	33,562

Costs and Expenses:
Lease Operating Expense	5,735	6,734	17,888	21,664
Production and Ad Valorem Taxes	755	984	2,235	2,883
Depreciation, Depletion & Amortization	2,794	2,596	7,596	6,763
Accretion of Asset Retirement Obligation	534	510	1,594	1,487
General and Administrative:
General and Administrative	2,881	3,636	8,984	8,869
Stock-Based Compensation	238	335	1,255	1,637
Total General and Administrative	3,119	3,971	10,239	10,506

Total Cost and Expenses	12,937	14,795	39,552	43,303

Operating Loss	(3,549)	(3,418)	(12,408)	(9,741)

Other Income and (Expense):
Interest Expense	(388)	(196)	(1,018)	(1,246)
Other Income (Expense)	93	(27)	305	(1,018)

Loss Before Taxes	(3,844)	(3,641)	(13,121)	(12,005)

Income Tax Benefit (Provision)	—	—	—	—

Net Loss	$(3,844)	$(3,641)	$(13,121)	$(12,005)

Net Loss per Common Share:
Basic	$(0.11)	$(0.12)	$(0.39)	$(0.41)
Diluted	$(0.11)	$(0.12)	$(0.39)	$(0.41)

Weighted-Average Number of Common Shares Outstanding:
Basic	34,043,173	31,619,333	33,906,417	29,055,331
Diluted	34,043,173	31,619,333	33,906,417	29,055,331

See accompanying notes to unaudited interim condensed consolidated financial statements.

EMPIRE PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

	Common Stock		Preferred Stock		Additional	Accumulated
	Shares	Par Value	Shares	Par Value	Paid-in-Capital	Deficit	Total
Balances, December 31, 2024	33,667	$93	6	$—	$143,489	$(80,817)	$62,765

Net Loss	—	—	—	—	—	(4,221)	(4,221)

Stock-Based Compensation	44	—	—	—	531	—	531

Balances, March 31, 2025	33,711	$93	6	$—	$144,020	$(85,038)	$59,075

Net Loss	—	—	—	—	—	(5,056)	(5,056)

Stock-Based Compensation	46	—	—	—	486	—	486

Balances, June 30, 2025	33,757	$93	6	$—	$144,506	$(90,094)	$54,505

Net Loss	—	—	—	—	—	(3,844)	(3,844)

Rights Offering (Note 10)	469	1	—	—	2,358	—	2,359

Stock-Based Compensation	40	—	—	—	238	—	238

Debt Discount Related to Warrants (Note 8)	—	—	—	—	405	—	405

Balances, September 30, 2025	34,266	$94	6	$—	$147,507	$(93,938)	$53,663

	Common Stock		Preferred Stock		Additional	Accumulated
	Shares	Par Value	Shares	Par Value	Paid-in-Capital	Deficit	Total
Balances, December 31, 2023	25,504	$85	6	$—	$99,490	$(64,619)	$34,956

Net Loss	—	—	—	—	—	(3,974)	(3,974)

Stock-Based Compensation	120	—	—	—	710	—	710

Balances, March 31, 2024	25,624	$85	6	$—	$100,200	$(68,593)	$31,692

Net Loss	—	—	—	—	—	(4,390)	(4,390)

Rights Offering (Note 10)	4,132	4	—	—	20,507	—	20,511

Conversion of Related-Party Note (Note 8)	800	1	—	—	6,160	—	6,161

Partial Conversion of Option to Purchase (Note 3)	600	1	—	—	3,155	—	3,156

Warrants Exercised (Note 10)	129	—	—	—	950	—	950

Stock-Based Compensation	91	—	—	—	592	—	592

Balances, June 30, 2024	31,376	$91	6	$—	$131,564	$(72,983)	$58,672

Net Loss	—	—	—	—	—	(3,641)	(3,641)

Conversion of Related-Party Note (Note 10)	205	—	—	—	1,087	—	1,087

Stock Issued for Purchase Option (Note 3)	17	—	—	—	76	—	76

Stock-Based Compensation	59	—	—	—	335	—	335

Balances, September 30, 2024	31,657	$91	6	$—	$133,062	$(76,624)	$56,529

See accompanying notes to unaudited interim condensed consolidated financial statements.

EMPIRE PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2025	2024
Cash Flows From Operating Activities:
Net Loss	$(13,121)	$(12,005)

Adjustments to Reconcile Net Loss to Net Cash (Used In) Provided By Operating Activities:
Stock-Based Compensation	1,255	1,637
Amortization of Right-of-Use Assets	358	407
Depreciation, Depletion & Amortization	7,596	6,763
Accretion of Asset Retirement Obligations	1,594	1,487
Loss on Commodity Derivatives	—	389
Settlement on or Purchases of Derivative Instruments	—	18
Loss (Gain) on Financial Derivatives (Note 8)	(97)	998
Amortization of Debt Discount on Convertible Notes	—	500
Loss on Extinguishment of Debt	—	10
Gain on Sale of Oil and Natural Gas Properties	(168)	—
Gain on Sale of Other Fixed Assets	(32)	—
Change in Operating Assets and Liabilities:
Accounts Receivable	(177)	1,647
Inventory, Oil in Tanks	87	(66)
Prepaids, Current	645	672
Accounts Payable	(471)	12,274
Accrued Expenses	1,655	1,071
Other Long-Term Assets and Liabilities	(319)	(885)
Net Cash (Used In) Provided By Operating Activities	(1,195)	14,917

Cash Flows From Investing Activities:
Disposal of Oil and Natural Gas Properties	575	—
Capital Expenditures - Oil and Natural Gas Properties (1)	(3,624)	(48,759)
Disposal of Other Fixed Assets	49	—
Purchase of Other Fixed Assets	(53)	(139)
Cash Paid for Right-of-Use Assets	(331)	(376)
Net Cash Used In Investing Activities	(3,384)	(49,274)

Cash Flows From Financing Activities:
Borrowings on Credit Facility	3,000	3,950
Proceeds from Promissory Notes - Related Party (Note 8)	4,000	5,000
Payments on Promissory Note - Related Party (Note 8)	(2,000)	—
Principal Payments of Debt	(429)	(377)
Proceeds from Rights Offering, net of transaction costs (Note 10)	2,358	20,512
Net Proceeds from Warrant Exercise (Note 10)	—	629
Net Cash Provided By Financing Activities	6,929	29,714

Net Change in Cash	2,350	(4,643)

Cash - Beginning of Period	2,251	7,793

Cash - End of Period	$4,601	$3,150

Supplemental Cash Flow Information:
Cash Paid for Interest	$970	$664
(1)	Incurred capital expenditures were approximately $4.2 million and $38.3 million for the respective periods. The differences between incurred and cash capital expenditures is due to changes in related accounts payable.

See accompanying notes to unaudited interim condensed consolidated financial statements.

EMPIRE PETROLEUM CORPORATION

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

Note 1 – Organization and Basis of Presentation

Empire Petroleum Corporation (“Empire,” collectively with its subsidiaries) is an independent energy company operator engaged in optimizing developed production by employing field management methods to maximize reserve recovery while minimizing costs. Empire operates the following wholly-owned subsidiaries in its areas of operations:

●Empire New Mexico LLC (“Empire New Mexico”), consisting of the following entities:
o	Empire New Mexico LLC d/b/a Green Tree New Mexico
o	Empire EMSU LLC
o	Empire EMSU-B LLC
o	Empire AGU LLC
o	Empire NM Assets LLC
●Empire North Dakota (“Empire North Dakota”), consisting of the following entities:
o	Empire North Dakota LLC
o	Empire North Dakota Acquisition LLC (“Empire NDA”)
o	Empire Northwest Shelf LLC
●Empire Texas (“Empire Texas”), consisting of the following entities:
o	Empire Texas LLC
o	Empire Texas Operating LLC
o	Empire Texas Development LLC
o	Empire Texas GP LLC
o	Pardus Oil & Gas Operating, LP (owned 1% by Empire Texas GP LLC and 99% by Empire Texas LLC)
●Empire Louisiana LLC (“Empire Louisiana”)

Empire was incorporated in the State of Delaware in 1985. The unaudited interim condensed consolidated financial statements include the accounts of Empire and its wholly-owned subsidiaries. The terms “Company,” “we,” “us,” “our,” and similar terms refer to Empire Petroleum Corporation and its subsidiaries.

The accompanying unaudited interim condensed consolidated financial statements of Empire have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of Empire’s financial position, the results of operations, and the cash flows for the interim period are included. All intercompany accounts and transactions have been eliminated in consolidation. All adjustments are of a normal, recurring nature. Operating results for the interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

The information contained in this Form 10-Q should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2024, which are contained in Empire’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2025.

Liquidity and Going Concern

The Company has a revolving line of credit agreement (Note 8) with Equity Bank which requires the Company to maintain compliance with certain financial covenants computed on a quarterly and annual basis. As of September 30, 2025, the Company was in compliance with all required covenants and projected to be in compliance with all debt covenants over the next 12 months. However, the Company carried a negative working capital of approximately $8.6 million as of September 30, 2025. While there was a slight improvement from December 31, 2024, the continued negative working capital is primarily due to costs incurred for the Starbuck Drilling Program in North Dakota, on-going unforeseen operational costs from the Company’s return-to-production program in Texas, and lower oil production in North Dakota due to redrilling activity on certain wells. Additionally, the Company’s debt obligations continue to increase with various related parties discussed below. To meet its obligations, the Company increased its revolver commitment to $20.0 million in November 2024 which had approximately $3.3 million remaining unused commitment as of September 30, 2025, which can be used for future obligations; however, the revolver commitment is reduced monthly by $0.25 million commencing on December 31, 2024 (see Note 8), limiting future access to capital. Further, the Company entered into a promissory note and a convertible note with Phil Mulacek in June and September 2025, respectively, for total aggregate available principal of $8.0 million. Of the total $8.0 million available, as of September 30, 2025, $2.0 million is outstanding. The Company may borrow up to an additional $2.0 million of the available principal at the discretion of Mr. Mulacek, per the terms of the respective agreements. (see Note 8). The Company also issued warrants to Mr. Mulacek in connection with the convertible note which the Company expects to be exercised (see Note 8). Finally, a subscription rights offering was completed in August 2025, which raised approximately $2.5 million of gross proceeds (see Note 10). A portion of these proceeds were used to settle $2.0 million of the outstanding balance of the promissory note with Mr. Mulacek, per the terms of the note, during the third quarter. While these transactions provide additional funding towards the Company’s obligations, the Company expects to have negative working capital for the remainder of 2025 and future expected operating cash flows do not sufficiently meet the Company’s obligations for the next 12 months. Given the negative working capital and insufficient expected operating cash flow there is substantial doubt about the Company’s ability to continue as a going concern.

Empire has committed financial support from Mr. Mulacek who owns approximately 22.6% of our common stock outstanding as of September 30, 2025, and Energy Evolution Master Fund, Ltd. (“Energy Evolution”), our largest stockholder who owns approximately 31.3% of our common stock outstanding as of September 30, 2025. Both are related parties of the Company (see Note 13). Mr. Mulacek and Energy Evolution are willing and able to provide these additional funds, if required, for Empire to continue to meet its obligations over the next 12 months. These additional funds may be raised through related party warrants, or a related party note payable that may or may not have conversion rights into shares of common stock of Empire.

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

Receivables are stated at amounts due, net of an allowance for credit losses, if necessary, and are considered past due if full payment is not received by the contractual due date. The Company estimates uncollectible amounts based on the length of time that the accounts receivable has been outstanding, historical collection experience and current and future economic and market conditions, if failure to collect is expected to occur. Past due accounts are generally written off against the allowance for credit losses account only after all collection attempts have been exhausted. The Company did not have an allowance for credit losses as of September 30, 2025.

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

Convertible Debt and Derivative Liability

In connection with Empire’s issuance of a promissory note in the first quarter of 2024 and third quarter of 2025, Empire bifurcated the embedded conversion option and recorded the embedded conversion option as a long-term derivative liability in Empire’s unaudited interim condensed consolidated balance sheets in accordance with FASB ASC 815, Derivatives and Hedging. The convertible debt and the derivative liability associated with the respective promissory notes were separately presented as long-term note payable – related party and long-term derivative instruments on the consolidated financial statements for the applicable periods. The convertible debt was carried at amortized cost. The derivative liability was remeasured at each reporting period using a binomial lattice model with changes in fair value recorded in other income (expense) of the applicable period’s unaudited interim condensed consolidated statements of operations. The conversion option related to the 2024 promissory note was exercised in the second quarter of 2024. See Note 8 for further details.

The Company issued warrants with the promissory note in the third quarter of 2025 and determined they shall be classified as equity in accordance with FASB ASC 815, Derivatives and Hedging. The warrants were recorded as a discount to the long-term note payable – related party and presented as net on the unaudited interim condensed consolidated balance sheets. The value of the discount was determined by using a Black-Scholes model and recorded at its estimated relative fair value on the date the warrants were issued. It will be amortized over the life of the corresponding promissory note within interest expense in the unaudited interim condensed consolidated statements of operation. See Note 8 for further details.

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

Transaction Price Allocated to Remaining Performance Obligations

Substantially all of the Company’s product sales are short-term in nature with a contract term of one year or less. For these contracts, the Company has utilized the practical expedient in Accounting Standards Update (“ASU”) 2024, Revenue from Contracts with Customers (“Topic 606”) which exempts the Company from the requirements to disclose the transaction price allocated to remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less.

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

Prior-Period Performance Obligations

The Company records revenue in the month that product is delivered to the purchaser. Settlement statements for certain natural gas and NGLs sales, however, may not be received for 30 to 90 days after the date the product is delivered, and as a result the Company is required to estimate the amount of product delivered to the purchaser and the price that will be received for the sale of the product. In these situations, the Company records the differences between its estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. Any identified differences between the Company’s revenue estimates and actual revenue received have historically been insignificant. For the nine months ended September 30, 2025 and 2024, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material.

Segment Reporting

The Company operates as one operating segment and one reportable segment which is engaged in the exploration, development, and production of oil, gas, and NGLs in New Mexico, North Dakota, Montana, Texas, and Louisiana, from which all of its revenues are derived and expenses incurred. All financial results are reviewed by the Chief Executive Officer (“CEO”), the Company’s Chief Operating Decision Maker (“CODM”), on a consolidated basis to evaluate performance of the Company. The single segment constitutes all of the consolidated entity and the accompanying unaudited interim condensed consolidated financial statements and the notes to the accompanying unaudited interim condensed consolidated financial statements are representative of such amounts. See Note 16.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve a degree of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instrument’s complexity. Empire reflects transfers between the three levels at the beginning of the reporting period in which the availability of observable inputs no longer justifies classification in the original level. There were no transfers between fair value hierarchy levels for the nine months ended September 30, 2025. See Note 15.

Recently Issued Accounting Standards

The FASB periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. Empire has reviewed the recently issued pronouncements and concluded that the following new accounting standards updates are applicable:

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

Note 3 – Property

The aggregate capitalized costs of oil and natural gas properties are as follows:

	September 30,	December 31,
	2025	2024
Proved properties	$140,333	$134,239
Unproved properties	3,941	3,858
Work in process	121	2,578
Gross capitalized costs	144,395	140,675
Accumulated depletion, amortization and impairment	(39,237)	(31,974)
Total Oil and gas properties, net	$105,158	$108,701

Depletion and amortization expense related to oil and gas properties for the three months ended September 30, 2025 and 2024, was approximately $2.7 million and $2.5 million, respectively. Depletion and amortization expense related to oil and gas properties for the nine months ended September 30, 2025 and 2024, was approximately $7.3 million and $6.6 million, respectively.

Proved oil and natural gas properties are reviewed for impairment at least annually, or as indicators of impairment arise. There have been no indicators of impairment during the nine months ended September 30, 2025.

On April 9, 2024, Empire acquired 60% of certain New Mexico interests from Energy Evolution. As consideration, Empire issued Energy Evolution 600,000 shares of common stock of Empire based on an agreed upon price of $5.00 per share for an aggregate agreed upon value of $3.0 million. On August 8, 2024, Empire extended its right to acquire the remaining interest for an exercise price of $2.0 million (the “Purchase Option”) by one year with the issuance of 16,800 shares of common stock (the “Option Shares”) to Energy Evolution.

On May 1, 2025, the Company amended its ability to further extend the Purchase Option to allow for payment for such extension to be made in cash in lieu of the Option Shares, due and payable on or before September 30, 2025. The Company made a cash payment to Energy Evolution on September 30, 2025 to extend the Purchase Option for an additional year.

Net proceeds for the sale of certain non-core oil and natural gas properties totaled approximately $0.4 million and $0.6 million during the three and nine months ended September 30, 2025, respectively, resulting in losses of approximately $0.1 million and gains of approximately $0.2 million during the same periods which are reflected within other income (expense) on the unaudited interim condensed consolidated statements of operations.

Other property and equipment consists of operating lease assets, vehicles, office furniture, and equipment with lives ranging from three to five years. The capitalized costs of other property and equipment are as follows:

	September 30,	December 31,
	2025	2024
Other property and equipment, at cost	$4,188	$3,304
Less: accumulated depreciation	(2,491)	(1,913)
Total Other property and equipment, net	$1,697	$1,391

Depreciation expense related to other property and equipment for the three months ended September 30, 2025 and 2024, was approximately $0.1 million for both periods. Depreciation expense related to other property and equipment for the nine months ended September 30, 2025 and 2024, was approximately $0.3 million and $0.2 million, respectively.

Note 4 – Asset Retirement Obligations

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

The Company’s ARO activities are summarized in the following table:

	For the Nine Months Ended September 30,
	2025	2024
Asset retirement obligations, beginning of period	$30,188	$28,168
Liabilities incurred from drilling activity and assumed in acquisitions	—	877
Revisions	—	—
Liabilities settled from plugging activity and disposals	(361)	(864)
Accretion expense	1,594	1,487
Asset retirement obligations, end of period	$31,421	$29,668
Less: current portion included in Accrued expenses	1,765	700
Asset retirement obligations, long-term	$29,656	$28,968

The liabilities incurred from drilling activity in 2024 primarily relate to the completion of new wells as part of Empire’s North Dakota Starbuck Drilling Program. The liabilities assumed in acquisitions in 2024 relate to additional working interest acquired in New Mexico. (see Note 3). The liabilities settled from disposals in 2025 relate to the divestiture of certain non-core oil and natural gas properties further described in Note 3. There were no liabilities settled from disposals in 2024.

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

The following table summarizes the net realized and unrealized amounts reported in earnings related to the oil derivative instruments:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Gain on derivatives, realized	$—	$282	$—	$18
Gain (loss) on derivatives, unrealized	—	188	—	(407)
Gain (loss) on derivatives, net	$—	$470	$—	$(389)

The following table represents the Company’s net cash settlements received on derivatives:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Cash settlements received on oil derivatives, net	$—	$282	$—	$18

The Company did not have any open commodity derivative positions as of September 30, 2025.

Note 6 – Accounts Receivable

The following table represents Empire’s accounts receivable as of the dates presented:

	September 30,	December 31,
	2025	2024
Oil, Gas and NGLs receivables	$2,263	$2,628
Joint interest billings	5,243	5,072
Joint interest billings - related party	712	394
Other	113	61
Total Accounts receivable	$8,331	$8,155

Note 7 – Accrued Expenses

The following table represents Empire’s accrued expenses as of the dates presented:

	September 30,	December 31,
	2025	2024
Accrued and suspended third-party revenue	$7,925	$5,987
Accrued salaries and payroll taxes	975	1,091
Accrued production taxes	896	837
Asset retirement obligations - current	1,765	1,765
Other	442	668
Total Accrued expenses	$12,003	$10,348

Note 8 – Debt Including Debt with Related Parties

The following table represents Empire’s outstanding debt as of the dates presented:

	September 30,	December 31,
	2025	2024
Equity Bank Credit Facility	$14,089	$11,089
Note Payable to insurance provider, bears 8.25% interest, matures January 2026, monthly payments of principal and interest of $58,103	205	—
Equipment and vehicle notes, 0.00% to 9.59% interest rates, due in 2025 to 2030 with monthly payments ranging from $900 to $1,400 per month (1)	914	247
Total Debt	15,208	11,336
Less: Current Maturities	(407)	(70)
Long-Term Debt	$14,801	$11,266
(1)	Weighted-average interest rate of 9.38% and 8.32% as of September 30, 2025 and December 31, 2024, respectively.

The following table represents Empire’s outstanding related-party debt as of the dates presented:

	September 30,	December 31,
	2025	2024
Promissory Note - Related Party	$1,158	$—
Less: Debt discount on warrants issued with Promissory Note - Related Party	(406)	—
Long-Term Note Payable - Related Party, net	$752	$—

On December 29, 2023, Empire North Dakota and Empire NDA (“Original Borrowers”), entered into a revolver loan agreement with Equity Bank (the “Credit Facility”). Pursuant to the Credit Facility (a) the initial revolver commitment amount is $10.0 million; (b) the maximum revolver commitment amount is $15.0 million; (c) commencing on January 31, 2024, and occurring on the last day of each calendar month thereafter, the revolver commitment amount is reduced by $150,000; (d) commencing on March 31, 2024, there are scheduled semiannual collateral borrowing base redeterminations each year on March 31 and September 30; (e) the final maturity date is December 29, 2026; (f) outstanding borrowings bear interest at a rate equal to the prime rate of interest plus 1.50%, and in no event lower than 8.50%; (g) a quarterly commitment fee is based on the unused portion of the commitments; and (h) Original Borrowers have the right to prepay loans under the Credit Facility at any time without a prepayment penalty.

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

The Credit Facility requires Borrowers to maintain (a) a current ratio of 1.0 to 1.0 or more and (b) a ratio of funded debt to EBITDAX (as defined in the revolver loan agreement), calculated quarterly and annually based on a trailing twelve-month basis, of no more than 3.50 to 1.00. At September 30, 2025, the Borrowers were in compliance with all required covenants under the Credit Facility.

Promissory Note – Related Party

On February 16, 2024, Empire issued a promissory note (the “February Note”) in the aggregate principal amount of $5.0 million to Energy Evolution with a maturity date of February 15, 2026, (the “February Maturity Date”) and accrues interest at the rate of 7% per annum beginning March 31, 2024, and on each subsequent quarter end date until the February Maturity Date paid in the form of cash or shares of common stock at the option of Energy Evolution. Any unpaid balance after the February Maturity Date accrues interest at the rate of 9% per annum. The February Note carries no penalties for prepayment without the consent of Energy Evolution if Empire provides written notification within at least five business days. At the discretion of Energy Evolution all or any portion of the outstanding principal amount of the February Note may be converted into shares of common stock at a conversion price of $6.25 per share, subject to customary adjustments, up to a maximum conversion shares amount of 800,000 (without giving effect to any interest that may be converted).

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

On June 17, 2025 (the “Original Issue Date”), the Company issued a promissory note (the “June Note”) in the aggregate principal amount of $4.0 million to Mr. Mulacek. As of June 17, 2025, Mr. Mulacek has advanced the Company $2.0 million under the June Note (the “Original Issue Date Advance”). From time to time, during the period beginning 45 days after the Original Issue Date and ending 90 days after the Original Issue Date, the Company may request in writing that Mr. Mulacek advance up to another $2.0 million to the Company, provided that no Event of Default (as defined in the June Note) has occurred or is continuing. Within five business days of receipt of such notice, Mr. Mulacek shall either advance the funds requested (an “Additional Advance”) or decline to make such additional advance. The June Note may be prepaid at any time or from time to time without the consent of Mr. Mulacek and without penalty or premium.

The June Note matures on June 17, 2027 (the “June Maturity Date”) and accrues interest at the rate of 5.5% per annum. After the Maturity Date, any principal balance of the June Note remaining unpaid accrues interest at the rate of 9% per annum. All accrued but unpaid interest is payable in cash on the June Maturity Date, except upon the occurrence of an Event of Default, in which case all accrued and unpaid interest shall immediately be due and payable. In the event that after the Original Issue Date, the Company closes a sale of its equity (an “Equity Raise”), the Company shall promptly, but in no event later than five business days after receipt of the proceeds from such Equity Raise, repay the lesser of (a) the Original Issue Date Advance (including any interest or fees thereon) or (b) the amount of the Equity Raise to Mr. Mulacek (an “Equity Raise Repayment”). In the event the Company receives proceeds from the sale of any of its equity after an Equity Raise Repayment and an Additional Advance, the Company shall use such proceeds to promptly repay such Additional Advance, and all accrued and unpaid interest thereon, to Mr. Mulacek. In August 2025, Empire completed an Equity Raise further described in Note 10 and repaid the outstanding June Note balance and all accrued and unpaid interest.

On September 24, 2025, Empire issued a convertible promissory note (the “September Note”) in the aggregate principal amount of $4.0 million to Mr. Mulacek with a maturity date of September 23, 2027, (the “September Maturity Date”) and accrues interest at the rate of 5.5% per annum with interest paid in cash on March 31, 2026, and on each semi-annual end date until the September Maturity Date. Mr. Mulacek advanced to the Company $2.0 million (“First Advance”) payable in full at the September Maturity Date and an additional $2.0 million may be advanced from time to time from March 23, 2026 and for a period of six months thereafter, provided no Event of Default further described in the September Note has occurred. Any unpaid balance after the September Maturity Date accrues interest at the rate of 9% per annum. The September Note carries no penalties for prepayment without the consent of Mr. Mulacek if Empire provides written notification within at least five business days. At the discretion of Mr. Mulacek all or any portion of the outstanding principal amount of the September Note may be converted into shares of common stock at a conversion price of $4.27 per share, subject to customary adjustments up to a maximum conversion shares amount of 936,768. On November 5, 2025, the September Note was amended to increase the conversion price for the First Advance to $4.32 per share for a maximum conversion shares amount of 462,962 and to provide that any further advances are at the discretion of Mr. Mulacek. The conversion price for each subsequent advance shall be determined per the terms of the amendment on November 5, 2025.

Empire determined that an embedded conversion feature included in the September Note required bifurcation from the host contract that is recognized as a separate derivative liability carried at fair value. The estimated fair value of the derivative liability, which represents a Level 3 valuation, was approximately $0.7 million as of September 30, 2025, and was determined using a binomial lattice model using certain assumptions and inputs discussed in Note 15. Accordingly, Empire recognized a gain on the fair value adjustment of the derivative liability in the amount of approximately $0.1 million. All of the other embedded features of the September Note were clearly and closely related to the debt host and did not require bifurcation as a derivative liability.

As partial consideration for the September Note, the Company issued Mr. Mulacek a warrant certificate to purchase up to 281,030 common shares at a $4.27 exercise price which will expire on September 24, 2028. On November 5, 2025, the warrant certificate was amended to change the exercise price to $4.32 and the maximum purchase to 138,889 common shares. In the event Mr. Mulacek advances an additional $2.0 million under the terms of the September Note, an additional warrant certificate will be issued to purchase a number of common shares at an exercise price determined at the issuance of the additional warrant certificate per the terms of the amendment on November 5, 2025. In no event will Mr. Mulacek be entitled to receive an aggregate amount of the Company’s common stock in excess of 1,217,798 shares in connection with conversions under the September Note, exercises under the warrant certificate and/or exercises under one or more additional warrant certificates related to subsequent advances.

Empire determined the warrants shall be classified as equity and accounted for as a discount to the outstanding September Note balance at its relative fair value and amortized over the life of the September Note. The amortization shall be recognized within interest expense in the unaudited interim condensed consolidated statements of operations. The estimated relative fair value of the warrants was approximately $0.4 million and determined using a Black-Scholes model with certain assumptions and inputs discussed in Note 15.

Note 9 – Leases

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

Right-of-use lease expense was approximately $0.1 million for both the three months ended September 30, 2025 and 2024, and cash paid for right-of-use lease was approximately $0.1 million for the same respective periods. Right-of-use lease expense was approximately $0.4 million for both the nine months ended September 30, 2025 and 2024, respectively, and cash paid for right-of-use lease was approximately $0.3 million and $0.4 million for the same periods.

Supplemental balance sheet information related to the right-of-use leases is as follows:

	September 30,	December 31,
	2025	2024
Net operating lease asset (included in Other property and equipment, net)	$428	$604

Current portion of lease liability	$330	$400
Long-term lease liability	61	144
Total right-of-use lease liabilities	$391	$544

The weighted-average remaining term for Empire’s right-of-use leases is 1.16 years, and the weighted-average discount rate is 7.72% as of the third quarter of 2025.

Maturities of lease liabilities are as follows as of the date presented:

September 30,
2025
Year 1	$346
Year 2	62
Year 3	—
Year 4	—
Year 5	—
Total lease payments	408
Less: imputed interest	(17)
Total lease obligation	$391

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

Series A Voting Preferred Stock

On March 8, 2022, the Company formalized the issuance of preferred stock as was required under the terms of the Company’s May 2021 financing agreements with Energy Evolution and issued six shares of Series A Voting Preferred Stock. The Series A Voting Preferred Stock was issued in connection with the strategic investment in the Company by Energy Evolution. For so long as the Series A Voting Preferred Stock is outstanding, the Company’s Board of Directors will consist of six directors. Three of the directors are designated as the Series A Directors and the three other directors (each, a “common director”) are elected by the holders of common stock and/or any preferred stock (other than the Series A Voting Preferred Stock) granted the right to vote on the common directors. Any Series A Director may be removed with or without cause but only by the affirmative vote of the holders of a majority of the Series A Voting Preferred Stock voting separately and as a single class. The holders of the Series A Voting Preferred Stock have the exclusive right, voting separately and as a single class, to vote on the election, removal and/or replacement of the Series A Directors. Holders of common stock or other preferred stock do not have the right to vote on the Series A Directors. The approval of the holders of the Series A Voting Preferred Stock, voting separately and as a single class, is required to authorize any resolution or other action to issue or modify the number, voting rights or any other rights, privileges, benefits, or characteristics of the Series A Voting Preferred Stock, including without limitation, any action to modify the number, structure and/or composition of the Company’s current Board of Directors.

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

The Series A Voting Preferred Stock is not redeemable at the Company’s election or the election of any holder, except the Company may elect to redeem the Series A Voting Preferred Stock for $1.00 per share following satisfaction of its notice and cure requirements in the event that:

●	any or all shares of Series A Voting Preferred Stock are held by anyone other than the Initial Holder or a Permitted Transferee; or
●	the Series A Holders together hold less than 3,000,000 shares of the Company’s outstanding common stock.

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

On July 31, 2024, Petroleum & Independent Exploration, LLC and related entities (“PIE”), a related party (see Note 13), Empire Texas, and Empire entered into a note repayment and loan termination agreement providing for the payment in full of the remaining outstanding amount of the approximate $1.1 million PIE loan As payment in full, Empire issued PIE 205,427 shares of common stock of Empire following the approval of a supplemental listing application by the NYSE American stock exchange in the third quarter of 2024.

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

In August 2025, Empire completed a subscription rights offering (the “August Rights Offering”) which raised gross proceeds of $2.5 million. Empire distributed at no charge to holders of its common stock, as of the close of business on July 10, 2025 (the record date for the August Rights Offering), one non-transferable subscription right for each whole share of common stock owned by that stockholder on the record date. Each subscription right entitled a rights holder to purchase one unit at a subscription price equal to $0.07367 per unit, each unit consisting of 0.0139 shares of the Company’s common stock and one rights warrant to purchase 0.0136 shares of the Company’s common stock equal to $5.46 per whole share. No fractional shares of common stock are issued in the rights offering, including upon exercise of the warrants. The subscription rights were initially set to expire if they were not exercised or extended at the discretion of the Company by July 25, 2025 (the “Expiration Date”). The Expiration Date was subsequently extended to August 20, 2025 (the “Extension Date”). The warrants will expire 90 days after the Extension Date. As of September 30, 2025, the warrants had not been exercised.

On September 24, 2025 and as amended on November 5, 2025, Empire issued Mr. Mulacek a warrant certificate granting him the right to purchase up to 138,889 shares of common stock of Empire at $4.32 per share in conjunction with the September Note further described in Note 8.

Loss per Common Share

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net Loss	$(3,844)	$(3,641)	$(13,121)	$(12,005)

Basic Weighted-Average Shares	34,043	31,619	33,906	29,055
Dilutive effect of potential common shares issuable (1)	—	—	—	—
Diluted Weighted-Average Shares	34,043	31,619	33,906	29,055
Loss per Common Share
Basic	$(0.11)	$(0.12)	$(0.39)	$(0.41)
Diluted	$(0.11)	$(0.12)	$(0.39)	$(0.41)
(1)	For the three and nine months ended September 30, 2025, the Company had approximately 0.5 million and 0.6 million, respectively, of stock options, warrants, outstanding restricted stock units, and convertible debt excluded from the diluted shares calculation as their inclusion would be antidilutive due to a net loss for the respective periods. For both the three and nine months ended September 30, 2024, the Company had approximately 1.0 million of stock options, warrants, outstanding restricted stock units, and convertible debt as their effect would have been anti-dilutive due to a net loss for the respective periods.

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

The following summary reflects nonvested restricted stock unit activity and related information:

		Weighted-Average
	RSUs	Fair Value (1)
Outstanding, December 31, 2024	126,543	$7.11
Granted	124,074	5.87
Vested	(133,725)	7.03
Forfeited	(21,000)	5.26
Outstanding, September 30, 2025	95,892	$6.02
(1)	Shares are valued at the grant-date market price.

The following summary reflects stock option activity and related information:

		Weighted-Average
	Options (2)	Exercise Price (3)
Outstanding, December 31, 2024	1,885,850	$4.75
Granted	21,000	4.55
Exercised	—	—
Cancelled	(36,000)	10.67
Outstanding, September 30, 2025 (1)	1,870,850	$4.63
Exercisable, September 30, 2025 (1)	1,569,516	$4.20
(1)	Stock options outstanding and exercisable had an aggregate intrinsic value of ($0.2) million and $0.5 million, respectively.
(2)	Stock options outstanding at September 30, 2025 had a weighted-average remaining contract term of 3.47 years.
(3)	Stock options outstanding at September 30, 2025 had an exercise price range of $1.32 to $12.36.

In November 2025, Mr. Mulacek exercised 589,100 stock options at an exercise price of $1.32.

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

Tax Legislation

On July 4, 2025, the U.S. enacted H.R. 1, informally referred to as the One Big Beautiful Bill Act (“OBBBA”) and contains a broad range of changes to the U.S. federal income tax laws and makes permanent or modifies certain provisions of the Tax Cuts and Jobs Act. Among other provisions, the OBBBA includes permanently restoring an EBITDA-based business interest deduction limitation, 100% bonus depreciation for certain property and immediate expensing for certain domestic research and experimental expenditures. The impacts of these changes are reflected within income tax provision (benefit) on the unaudited interim condensed consolidated statements of operations for the three and nine months ended September 30, 2025. While we continue to monitor further legislative developments and administrative guidance, we do not expect the OBBBA to have a material impact on our consolidated financial statements for the year ending December 31, 2025.

Note 13 – Related Party Transactions

Energy Evolution is a related party of the Company as it beneficially owns approximately 31.3% of the Company’s outstanding shares of common stock as of September 30, 2025. In October 2021, a member of Energy Evolution and a board member of Energy Evolution were appointed to the Company’s Board of Directors. The board member of Energy Evolution separately beneficially owns approximately 22.6% of the Company’s outstanding shares of common stock as of September 30, 2025, and is also a majority owner of PIE.

The Company had a JDA with PIE to perform recompletion or workover on specified mutually agreed upon wells. In the third quarter of 2024, Empire issued PIE 205,427 shares of common stock of Empire as payment in full for this outstanding note balance of $1.1 million (see Note 10).

On February 16, 2024, Empire issued the February Note to Energy Evolution. Energy Evolution advanced Empire $5.0 million under the February Note in the first quarter of 2024. On May 24, 2024, Energy Evolution elected to convert the February Note to shares of common stock of Empire and received 800,000 shares under the terms of the February Note (see Note 8).

On April 9, 2024, Empire acquired 60% of certain New Mexico interests from Energy Evolution. As consideration, Empire issued Energy Evolution 600,000 shares of common stock of Empire based on an agreed upon price of $5.00 per share for an aggregate agreed upon value of $3.0 million. On August 8, 2024, Empire successfully extended its option to purchase the remaining interest with the issuance of 16,800 shares of common stock to Energy Evolution, and as such, Empire has the right to acquire the remaining interest for an exercise price of $2.0 million. On May 1, 2025, the Company amended its ability to further extend the Purchase Option to allow for payment for such extension to be made in cash in lieu of the Option Shares due and payable on or before September 30, 2025. The Company made a cash payment to Energy Evolution on September 30, 2025 to extend the Purchase Option for an additional year.

On June 28, 2024, Energy Evolution exercised its warrants of Empire and received 128,800 shares in exchange for approximately $0.6 million (see Note 10).

On June 17, 2025, the Company issued the June Note to Mr. Mulacek. Mr. Mulacek advanced Empire $2.0 million under the June Note in the second quarter of 2025 (see Note 8). In August 2025, Empire completed an Equity Raise further described in Note 10 and repaid the outstanding June Note balance and all accrued and unpaid interest.

On September 24, 2025, Empire issued the September Note to Mr. Mulacek. Mr. Mulacek advanced Empire $2.0 million under the September Note in the third quarter of 2025 (see Note 8).

On September 24, 2025 and as amended on November 5, 2025, Empire issued Mr. Mulacek a warrant certificate granting him the right to purchase up to 138,889 shares of common stock of Empire at $4.32 per share (see Note 8).

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

Agreed Compliance Order

In January 2024, the Company deposited $1.0 million into an escrow account in accordance with an Agreed Compliance Order (“ACO”) with the New Mexico Oil Conservation Division (“NMOCD”) for compliance work on certain inactive wells in New Mexico. Under the terms of the ACO, the escrow funds will be returned to the Company at a rate of $0.01 million for each well as the compliance work is completed. As of June 30, 2024, all work had been completed, and the Company expects to receive the remaining outstanding escrow amount of $0.2 million in 2025.

New Mexico Trespass

In December 2023, the Company initiated a legal action in the Fifth Judicial District Court, Lea County, New Mexico, against a saltwater company for trespassing and illegal wastewater dumping within one of the New Mexico water flood units. Certain of these matters implicate regulatory rulings and actions from either the NMOCD or the New Mexico Oil Conservation Commission. Management continues to evaluate the potential outcomes; however, it cannot be determined at this time, and no amount has been recognized due to the uncertainty of any conclusions that may arise as a result of such action.

Note 15 – Fair Value Measurements

The following table provides the carrying value and fair value measurement information for certain financial assets and liabilities. The carrying values of cash, accounts receivable, inventory, accounts payable, accrued expenses, lease liabilities, notes payables and equipment and vehicle notes included in the accompanying unaudited interim consolidated balance sheets approximated fair value at September 30, 2025, and December 31, 2024, as applicable, and generally represent Level 2 fair values due to their short-term nature. Therefore, such financial assets and liabilities are not presented in the following table:

			Fair Value Measurements Using:
	Carrying	Total Fair	Level 1	Level 2	Level 3
	Amount	Value	Inputs	Inputs	Inputs
September 30, 2025 liabilities
Debt - Credit Facility	$14,089	$14,089	$—	$14,089	$—
Debt - Convertible Promissory Note - Related Party, excluding debt discount	1,158	1,442	—	—	1,442
Derivative Instrument - Embedded Derivative	745	745	—	—	745

December 31, 2024 liabilities
Debt - Credit Facility	$11,089	$11,089	$—	$11,089	$—
Debt - Convertible Promissory Note - Related Party, excluding debt discount	—	—	—	—	—
Derivative Instrument - Embedded Derivative	—	—	—	—	—

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

Empire applies the provisions of fair value measurement on a non-recurring basis to its non-financial assets and liabilities, including oil and gas properties and asset retirement obligations. These assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments if events or changes in certain circumstances indicate that adjustments may be necessary. No triggering events that require assessment of such items were observed during the nine months ended September 30, 2025 and 2024.

Warrants – The fair value of the warrants issued in connection with the September Note further described in Note 8 was measured using a Black-Scholes option pricing model. Key inputs for the Black-Scholes model include the stock price, exercise price, expected term, risk-free rate, volatility, and dividend yield. We consider this a Level 3 measurement within the fair value hierarchy as estimated volatility is generally unobservable and requires estimation.

Assets and Liabilities Measured at Fair Value on a Recurring Basis – In the determination of the fair value of the February Note and the September Note discussed further in Note 8 including the embedded conversion feature, Empire used a binomial lattice valuation model to value Level 3 derivative liabilities at inception and on subsequent valuation dates. This model incorporates transaction details such as Empire’s stock price, contractual terms of the respective notes, and unobservable inputs classified as Level 3 including risk-free rate and expected volatility. As of the conversion option exercise date of May 24, 2024 related to the February Note, these unobservable inputs were 5.0% and 46.9%, respectively. Due to the subjective nature of these inputs, the fair value measurement could differ materially under alternative assumptions.

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

The CODM is provided with the following significant segment expenses within lease operating expense on the unaudited interim condensed consolidated statements of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Production costs	$5,371	$4,961	$16,662	$16,330
Workover activity	347	1,380	1,149	4,332
Plugging and abandonment activity	17	393	77	1,002
Total Lease operating expense	$5,735	$6,734	$17,888	$21,664

Other segment items within consolidated net loss are all separately disclosed on the unaudited interim condensed consolidated statements of operations. Segment asset information is not presented to and used by the CODM to allocate resources, assess performance or make strategic decisions.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q, including this section, includes certain statements that may be deemed “forward-looking statements” within the meaning of federal securities laws. All statements, other than statements of historical facts, which address activities, events, or developments that Empire expects, believes, or anticipates will or may occur in the future, including future sources of financing and other possible business developments, are forward-looking statements. Such statements are subject to a number of assumptions, risks and uncertainties and could be affected by a number of distinct factors, including Empire’s failure to secure short and long-term financing necessary to sustain and grow its operations, increased competition, changes in the markets in which Empire participates, the technology utilized by Empire, new legislation regarding environmental matters, general economic conditions including inflation, tariffs and interest rates, and uncertainties associated with legal and regulatory matters. These risks and other risks that could affect Empire’s business are more fully described in reports Empire files with the SEC, including its Annual Report on Form 10-K for the year ended December 31, 2024. Actual results may vary materially from the forward-looking statements. Empire undertakes no duty to update any of the forward-looking statements in this Form 10-Q.

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

Critical Accounting Estimates

The preparation of financial statements in conformity with US GAAP requires management to use judgment to make estimates and assumptions that affect certain amounts reported in the unaudited interim consolidated financial statements. As additional information becomes available, these estimates and assumptions are subject to change and thus impact amounts reported in the future. Because estimates and assumptions require significant judgment, future actual results could differ from those estimates and could have a significant impact on our results of operations, financial position and cash flows. We re-evaluate our estimates and assumptions at least on a quarterly basis and periodically update the estimates used in the preparation of the financial statements based on management’s latest assessment of the current and projected business and general economic environment. There have been no significant changes to Empire’s critical accounting estimates during the nine months ended September 30, 2025.

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

Liquidity

As noted below, our working capital is negative as of September 30, 2025, which is primarily the result of a lower cash balance due to capital spending as part of our Starbuck Drilling Program, return-to-production efforts in Texas and a decrease in production due to operational challenges with five wells in North Dakota during the first quarter of 2025. As of September 30, 2025, we had approximately $4.6 million in cash on hand and approximately $3.3 million available under our Credit Facility; however, the Company’s available borrowing capacity under the Credit Facility continues to decrease due to a monthly reduction to the borrowing capacity under the Credit Facility (see Note 8). Empire also entered into a promissory note and a convertible note with Phil Mulacek for up to a total aggregate available principal amount of $8.0 million, of which up to $2.0 million is still available to Empire at the discretion of Mr. Mulacek per the terms of the respective agreements. The Company also issued a warrant certificate to Mr. Mulacek (see Note 8). Finally, the Company completed a subscription rights offering in August 2025 which raised approximately $2.5 million of gross proceeds. A portion of these proceeds were used to settle the outstanding balance of the promissory note with Mr. Mulacek. Despite these transactions, the Company will require additional funds to satisfy the payables discussed above which are greater than estimated cash flow from operations over the next 12 months. Mr. Mulacek and Energy Evolution, both related parties of Empire and our largest two stockholders, have indicated that they will, and have the ability to, provide sufficient support to sustain the operating, investing, and financing activities of Empire, as necessary. Management continues to seek additional sources of capital via the debt or equity markets to improve liquidity going forward. See Liquidity and Going Concern in Note 1 of Notes to Unaudited Interim Condensed Consolidated Financial Statements for further discussion of management’s plans.

Empire expects to continue to incur costs related to drilling activities in core areas as well as future oil and natural gas acquisitions in core areas. During the first nine months of 2025, Empire incurred approximately $4.2 million of total additions to oil and natural gas properties, primarily related to the drilling program in the Starbuck field of North Dakota and return-to-production efforts in Texas. It is expected that Empire will use a combination of debt or equity issuances, cash on hand, and cash flows from operations to fund capital programs, ongoing operations, and any potential acquisitions.

Working Capital

Working capital is presented in the table below. The change of approximately $0.3 million was primarily driven by a higher cash balance substantially offset by an increase in accrued expenses.

	September 30,	December 31,
(in thousands)	2025	2024
Current Assets	$14,686	$12,351
Current Liabilities	23,314	21,270
Working Capital	$(8,628)	$(8,919)

Cash Flows

	For the Nine Months Ended September 30,
(in thousands)	2025	2024	Change
Cash flows provided by (used in):
Operating activities	$(1,195)	$14,917	$(16,112)
Investing activities	(3,384)	(49,274)	45,890
Financing activities	6,929	29,714	(22,785)

Operating Activities

Operating activities decreased period over period primarily due to a decrease in production period over period and lower realized commodity prices during 2025 consistent with general market pricing trends.

Investing Activities

Investing activities are primarily related to approximately $3.6 million of cash additions to oil and natural gas properties during the first nine months of 2025 compared to approximately $48.8 million of cash additions to oil and natural gas properties during the first nine months of 2024 associated with the Starbuck Drilling Program in North Dakota with the decline period over period due to the Company nearing completion of this project. A majority of the cash additions for 2025 relate to the Company’s return-to-production efforts in Texas.

Financing Activities

Financing activities include $4.0 million and $5.0 million in 2025 and 2024, respectively, from promissory notes issued to Empire by various related parties offset by a $2.0 million repayment in 2025 (see Note 8). Empire had borrowings of approximately $3.0 million and $4.0 million on its Credit Facility during the same respective periods. Additionally, the Company completed its August Rights Offering in 2025 and its April Rights Offering in 2024 along with warrants to Energy Evolution that were exercised in the third quarter of 2024 (see Note 10).

Capital Resources

Capital Expenditures

For the nine months ended September 30, 2025, Empire incurred approximately $4.2 million of total additions to oil and natural gas properties which is primarily from finalizing drilling and completions activity related to our Starbuck Drilling Program in North Dakota and continued return-to-production efforts in Texas.

Production and Operating Data

The following table sets forth a summary of Empire’s production and operating data for the three and nine months ended September 30, 2025 and 2024. Because of normal production declines, increased or decreased production due to future acquisitions, divestitures, development, and fluctuations in commodity prices, the historical information presented below should not be interpreted as being indicative of future results.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Production and Operating Data:
Net Production Volumes:
Oil (Bbl)	144,098	144,674	399,587	435,717
Natural gas (Mcf)	207,677	255,195	644,678	708,258
Natural gas liquids (Bbl)	41,938	39,137	112,482	113,534
Total (Boe)	220,648	226,344	619,515	667,294

Average Price per Unit:
Oil (1)	$61.00	$71.48	$62.17	$73.60
Natural gas	$0.94	$0.04	$1.50	$0.38
Natural gas liquids	$9.25	$13.85	$11.59	$13.87
Total (Boe)	$42.48	$48.12	$43.76	$50.82

Operating Costs and Expenses per Boe:
Lease operating expense (excluding workovers)	$24.34	$23.62	$26.89	$24.47
Workovers	$1.65	$6.13	$1.98	$7.99
Total Lease operating expense	$25.99	$29.75	$28.87	$32.46
Production and ad valorem taxes	$3.42	$4.35	$3.61	$4.32
Depreciation, depletion, amortization and accretion	$15.08	$13.72	$14.83	$12.36
General & administrative (excluding stock-based compensation)	$13.06	$16.06	$14.50	$13.29
Stock-based compensation	$1.08	$1.48	$2.03	$2.45
Total General & administrative	$14.14	$17.54	$16.53	$15.74
(1)	Excludes the effect of net cash receipts from (payments on) derivatives.

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

Three Months Ended September 30, 2025 and 2024

Results of Operations

The following table reflects Empire’s summary operating information for the three months ended September 30, 2025 and 2024. Because of normal production declines, increased or decreased drilling activity and the effects of acquisitions, the historical information presented below should not be interpreted as indicative of future results.

	For the Three Months Ended September 30,			Percent
(in thousands)	2025	2024	Variance	Change
Oil Sales	$8,790	$10,341	$(1,551)	(15)%
Gas Sales	196	9	187	NM %
NGL Sales	388	542	(154)	(28)%
Total Product Revenues	9,374	10,892

Lease Operating Expense	5,735	6,734	(999)	(15)%
Production and Ad Valorem Taxes	755	984	(229)	(23)%
Depreciation, Depletion, Amortization & Accretion	3,328	3,106	222	7%
General and Administrative (excluding stock-based compensation)	2,881	3,636	(755)	(21)%
Stock-Based Compensation	238	335	(97)	(29)%
Cash-Based Interest Expense	378	227	151	67%
Non-Cash Interest Expense (Income)	10	(31)	41	(132)%

Operating Loss	(3,549)	(3,418)	(131)	4%
Net Loss	(3,844)	(3,641)	(203)	6%

NM: A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change that is greater than 200.

Revenues

Revenues for the three months ended September 30, 2025 decreased compared to the prior year primarily due to lower average oil and NGL realized pricing.

Net oil sales volumes were approximately 144,000 Bbls for the three months ended September 30, 2025, a slight decrease over the same period in the prior year primarily due to natural decline offset by redrilling efforts in North Dakota as previously discussed.

Realized oil prices for the three months ended September 30, 2025, were $61.00 per barrel, while realized prices for the same period in the prior year were $71.48 per barrel, a decrease of approximately 15% due to a general decline in overall market prices.

Realized natural gas prices for the three months ended September 30, 2025, were $0.94 per Mcf, while realized prices for the same period in the prior year were $0.04 per Mcf. This is primarily due to the depressed natural gas prices in the third quarter of 2024 in New Mexico leading to below zero prices as deductions exceeded the natural gas prices.

Realized NGLs prices for the three months ended September 30, 2025, were $9.25 per barrel, while realized prices for the same period in the prior year were $13.85 per barrel, a decrease of approximately 33% driven by a general decline in overall market prices.

Lease Operating Expense and Production Taxes

Lease operating expense was lower for the three months ended September 30, 2025, compared to the same period in 2024 primarily due to lower workover costs. Lease operating expense includes approximately $0.4 million of workover expense for the three months ended September 30, 2025, compared to approximately $1.4 million for the same period in 2024. The higher workover expense in 2024 was primarily in New Mexico as Empire continued work in the region to enhance and maintain production.

Production taxes were lower for the three months ended September 30, 2025, compared to the same period in 2024 as a result of the lower product revenues discussed above.

Depreciation, Depletion, Amortization and Accretion

The increase in DD&A for the three months ended September 30, 2025, compared to the same period in 2024 is primarily due to the impact of the capitalized costs associated with the new drilling activity as part of our Starbuck Drilling Program in North Dakota, partially offset by lower production volumes period over period. Accretion also increased slightly from prior period due to the new drilling activity and additional interest.

General and Administrative Expense (excluding stock-based compensation)

General and administrative expense, excluding stock-based compensation, decreased for the three months ended September 30, 2025, compared to the same period in 2024 primarily due to timing of board of director compensation and franchise taxes.

Stock-based Compensation

Stock-based compensation decreased period over period due to a lower number of awards in third quarter 2025. Empire utilizes stock-based compensation to compensate the Board, members of management, and retain talented personnel. Empire anticipates stock-based compensation to continue to be utilized in 2025 and beyond to attract and retain talented personnel and compensate Board members and consultants.

Interest Expense

Interest expense increased for the three months ended September 30, 2025 compared to the same period in 2024 primarily due to a higher average outstanding balance on the Company’s Credit Facility and additional equipment and vehicle notes.

Nine Months Ended September 30, 2025 and 2024

Results of Operations

The following table reflects Empire’s summary operating information for the nine months ended September 30, 2025 and 2024. Because of normal production declines, increased or decreased drilling activity and the effects of acquisitions, the historical information presented below should not be interpreted as indicative of future results.

	For the Nine Months Ended September 30,			Percent
(in thousands)	2025	2024	Variance	Change
Oil Sales	$24,844	$32,070	$(7,226)	(23)%
Gas Sales	965	270	695	NM %
NGL Sales	1,304	1,575	(271)	(17)%
Total Product Revenues	27,113	33,915

Lease Operating Expense	17,888	21,664	(3,776)	(17)%
Production and Ad Valorem Taxes	2,235	2,883	(648)	(22)%
Depreciation, Depletion, Amortization & Accretion	9,190	8,250	940	11%
General and Administrative (excluding stock-based compensation)	8,984	8,869	115	1%
Stock-Based Compensation	1,255	1,637	(382)	(23)%
Cash-Based Interest Expense	970	664	306	46%
Non-Cash Interest Expense	48	582	(534)	(92)%

Operating Loss	(12,408)	(9,741)	(2,667)	27%
Net Loss	(13,121)	(12,005)	(1,116)	9%

NM: A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change that is greater than 200.

Revenues

Revenues for the nine months ended September 30, 2025, decreased compared to the prior year primarily due to lower average oil and NGL realized pricing and lower oil production volumes.

Net oil sales volumes were approximately 400,000 Bbls for the nine months ended September 30, 2025, a decrease of approximately 8% over the same period in the prior year primarily due to redrilling efforts in North Dakota.

Realized oil prices for the nine months ended September 30, 2025, were $62.17 per barrel, while realized prices for the same period in the prior year were $73.60 per barrel, a decrease of approximately 16% due to a general decline in overall market prices.

Realized natural gas prices for the nine months ended September 30, 2025, were $1.50 Mcf, while realized prices for the same period in the prior year were $0.38 per Mcf. The increase is due to depressed natural gas prices in New Mexico leading to below zero prices as deductions exceeded the natural gas prices.

Realized NGLs prices for the nine months ended September 30, 2025, were $11.59 per barrel, while realized prices for the same period in the prior year were $13.87 per barrel, a decrease of approximately 16%.

Lease Operating Expense and Production Taxes

Lease operating expense was lower for the nine months ended September 30, 2025, compared to the same period in 2024 primarily due to lower workover costs. Lease operating expense includes approximately $1.2 million of workover expense for the nine months ended September 30, 2025, compared to approximately $5.3 million for the same period in 2024. The higher workover expense in 2024 was primarily in New Mexico as Empire continued work in the region to enhance and maintain production.

Production taxes were lower for the nine months ended September 30, 2025, compared to the same period in 2024 as a result of the lower product revenues discussed above.

Depreciation, Depletion, Amortization and Accretion

The higher DD&A for the nine months ended September 30, 2025, compared to the same period in 2024 is primarily due to the acquisition of additional working interest in New Mexico and the impact of the capitalized costs associated with the new drilling activity as part of our Starbuck Drilling Program in North Dakota, partially offset by lower production volumes period over period. Accretion also increased slightly from prior period due to the new drilling activity and additional interest.

General and Administrative Expense (excluding stock-based compensation)

General and administrative expense, excluding stock-based compensation, increased for the nine months ended September 30, 2025, compared to the same period in 2024 primarily due to an increase in salaries and benefits period over period associated with an increase in employee headcount offset by lower professional fees for the same period over period.

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

Interest Expense

Interest expense decreased for the nine months ended September 30, 2025, compared to the same period in 2024 primarily due to certain non-cash interest expense in 2024 from the February Note further described in Note 8 partially offset by a higher average outstanding balance on the Company’s Credit Facility and additional equipment and vehicle notes.

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

Changes in Internal Control Over Financial Reporting

While we continue to implement design enhancements to our internal control procedures, we believe there were no changes to our internal control over financial reporting during the three months ended September 30, 2025, which were identified in connection with the evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

Empire was not informed by any of its directors or Section 16 officers of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K, during the third quarter of 2025.

Item 6. Exhibits

4.1

Common Share Warrant Certificate No. Mulacek Note 2025 dated September 24, 2025 (incorporated herein by reference to Exhibit 4 to the Company’s Form 8-K dated September 24, 2025, which was filed on September 26, 2025).

10.1

Empire Petroleum Corporation Promissory Note due September 23, 2027 in the aggregate principal amount of $4.0 million in favor of Phil E. Mulacek (incorporated herein by reference to Exhibit 10 to the Company’s Form 8-K dated September 24, 2025, which was filed on September 26, 2025).

10.2

Letter Agreement dated November 5, 2025 between the Company and Phil E. Mulacek (incorporated herein by reference to Exhibit 10 to the Company’s Form 8-K dated November 5, 2025, which was filed on November 7, 2025).

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

Empire Petroleum Corporation

Date: November 14, 2025	By:	/s/ Michael R. Morrisett
Michael R. Morrisett
Chief Executive Officer and President
(Principal Executive Officer and Principal Financial Officer)