Form 10-K
period 2025-12-31
EMPIRE PETROLEUM CORP
filed 2026-03-13
CIK 887396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Securities registered pursuant to Section 12(g) of the Act: None

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the closing sales price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter, was $76,889,541.

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of March 10, 2026 was 35,428,808.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2026 annual meeting of stockholders have been incorporated by reference into Part III of this Annual Report on Form 10-K.

EMPIRE PETROLEUM CORPORATION

FORM 10-K

FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Additionally, forward-looking statements may be made orally or in press releases, conferences, reports, on our website or otherwise, in the future by us or on our behalf. All statements, other than statements of historical facts, which address activities, events, or developments that Empire expects, believes, or anticipates will or may occur in the future are forward-looking statements. These forward-looking statements include, without limitation, statements relating to: outlook; business strategies; liquidity; financing of operations; oil and natural gas prices; source and sufficiency of funds required for operations and acquisitions (if opportunities arise); possible business developments; competition; government regulation; legal proceedings; debt service obligations; impact of inflation and economic downturns; capital expenditures; and other matters.

By their very nature, forward-looking statements require management to make assumptions that may not materialize or that may not be accurate. Forward-looking statements are subject to known and unknown risks and uncertainties and other factors that may cause actual results, levels of activity and achievements to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from the results discussed in such forward-looking statements include, but are not limited to, those discussed in Item 1A (“Risk Factors”) and elsewhere in this Form 10-K and in other documents that we file with or furnish to the Securities and Exchange Commission (the “SEC”), and the following:

●	changes in oil, natural gas and natural gas liquids prices and the demand for oil, natural gas and natural gas liquids;
●	our ability to replace reserves and efficiently develop current reserves;
●	uncertainties inherent in estimating oil and gas reserves;
●	management’s ability to execute our business plan;
●	delays and other difficulties related to producing oil, natural gas and natural gas liquids;
●	delays and other difficulties related to regulatory and governmental approvals and restrictions;
●	availability of sufficient capital to execute management’s business plan, including future cash flows from operations, available borrowing capacity under revolving credit facilities, from our two largest stockholders and otherwise;
●	failure to secure short and long-term financing necessary to sustain and grow our operations and on acceptable terms to the extent needed to fund the operations of the business;
●	management’s ability to make acquisitions on economically acceptable terms and integrate acquisitions;
●	weather and environmental conditions;
●	unforeseen engineering, mechanical or technological difficulties in working over wells;
●	costs of operations and operating hazards;
●	competition from other natural resource companies;
●	unanticipated reductions in the borrowing base under the revolving credit facility we are party to;
●	the availability of sufficient pipeline and other transportation facilities and equipment to carry our production to market and the impact of these facilities on our realized prices;
●	our ability to retain key members of senior management and key technical and financial employees;
●	the identification of and severity of adverse events and governmental responses to these or other environmental events;
●	future Environmental, Social and Governance compliance developments and increased attention to such matters which could adversely affect our ability to raise equity and debt capital;
●	our ability to achieve cost savings and revenue growth;
●	the effect of our derivative activities;
●	changes in the markets in which we participate;
●	timing of debt payments;
●	our financial condition and liquidity (including our ability to satisfy operational obligations);
●	future covenant compliance;
●	our ability to alleviate existing going concerns;
●	the technology utilized;
●	impacts of public health crises, pandemics and epidemics, such as the coronavirus pandemic (“COVID-19”);
●	a cyber incident involving our information systems and related infrastructure, or that of our business partners;
●	the effects of governmental and environmental regulations and legal and regulatory matters;
●	limited access to electrical power sources or other infrastructure used in our operations; and
●	general economic conditions including inflation, tariffs and interest rates.

All forward-looking statements are expressly qualified in their entirety by the cautionary statements in this section and elsewhere in this Form 10-K. Other than as required by applicable securities laws, we undertake no duty to update these forward-looking statements, whether as a result of new information, subsequent events or circumstances, changes in expectations, or otherwise. Readers should not place undue reliance on these forward-looking statements. All forward-looking statements speak only as of the date of this Form 10-K or, if earlier, as of the date they were made.

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

Enhanced Oil Recovery or EOR – Projects that involve injection of heat, miscible or immiscible gas, or chemicals into oil reservoirs, typically following full primary and secondary waterflood recovery efforts, in order to gain incremental recovery of oil from the reservoir.

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

GHG – Greenhouse gas.

Gross acres or Gross Wells – The total acres or number of wells participated in, regardless of the amount of working interest owned.

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

New Mexico Oil Conservation Commission or NMOCC – The New Mexico Oil Conservation Commission is a three-member board that oversees the state’s oil and gas regulation, setting rules, hearing significant cases, and reviewing orders to ensure conservation of resources, protect health, environment, and property rights, and enforce compliance in the industry.

New Mexico Oil Conservation Division or NMOCD – The New Mexico Oil Conservation Division regulates oil and gas activity in New Mexico. The Division gathers well production data, permits new wells, enforces the division’s rules and the state’s oil and gas statutes, makes certain abandoned wells are properly plugged, and ensures the land is responsibly restored.

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

ITEM 1.BUSINESS.

In this Form 10-K, references to “Empire”, the “Company”, “we”, “our”, and “us” refer to Empire Petroleum Corporation and its wholly-owned subsidiaries, unless context indicates otherwise.

Overview

Empire Petroleum Corporation is an independent energy company that engages in unlocking value in developed assets. Empire operates primarily from the following wholly-owned subsidiaries in its areas of operations:

●	Empire New Mexico LLC (“Empire New Mexico”)
●	Empire North Dakota LLC (“Empire North Dakota”)
●	Empire Texas LLC (“Empire Texas”)
●	Empire Louisiana LLC (“Empire Louisiana”)

Empire was incorporated in the state of Delaware in 1985. The consolidated financial statements of Empire Petroleum Corporation and subsidiaries include the accounts of the Company and its wholly-owned subsidiaries.

Our mission is to increase shareholder value by building oil and natural gas reserves in strategic plays in the United States. To accomplish our mission, we plan to execute the following business strategies:

●	Cost-effectively optimize well production
●	Reduce unit operating costs and improve margins
●	Target proved developed producing acquisitions in predictable fields that have historically had low production decline and long lives
●	Focus on high-quality assets that add scale and provide synergies to our existing portfolio and core areas of operation

We operate as a single operating segment. For additional information, see Note 17 – Segment Reporting of Notes to Consolidated Financial Statements.

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

Empire New Mexico

Empire New Mexico includes approximately 709 gross (525 net) wells on 48,000 gross (41,000 net) acres in Lea County, New Mexico. We also have 18 royalty interest (“RI”) wells with an average overriding royalty interest (“ORRI”) of 0.6%. Empire New Mexico’s assets primarily produce oil with accompanying natural gas and NGLs production. Empire New Mexico’s properties are located in Grayburg/San Andres (primary source of production), Queen-Seven Rivers-Yates, Devonian, Abo, Blineberry, Tubb, and Drinkard formations.

Empire North Dakota

Empire North Dakota includes approximately 243 gross (118 net) wells on 24,200 gross (18,200 net) acres in North Dakota and western Montana. We also have smaller nonoperating interests in 105 gross (less than 1 net) vertical wells. These properties primarily produce oil with some related gas production. Assets are located in Madison (primary source of production), Bakken, Duperow, Red River, and Ratcliffe/Mission Canyon formations.

The existing producing properties have experienced near-flat production rates over the last five years. We have been able to capitalize on operational improvements to allow a more immediate recovery of reserves.

In 2024, Empire completed a program strategically designed for EOR production to further develop our Starbuck Field located in North Dakota (the “Starbuck Drilling Program”). The Starbuck Drilling Program has a total of 13 wells in the Upper Charles formation placed in production through this program. The Company is currently optimizing completions while increasing the core production of the additional program wells. The addition of these wells have resulted in increased production throughout 2025 which is anticipated to continue into 2026.

Empire has logged five vertical pilot wells to help identify additional pay and extend existing reservoirs, which has confirmed three additional primary zones of interest and two secondary zones of interest. In addition, the Company has drilled a vertical appraisal well in the Starbuck Field to core two new target zones for development. The two new primary target zones of development have been successfully cored and the cores are under analysis. The data will then be added to a future development plan while the vertical wells are producing.

Empire Texas

Empire Texas includes approximately 118 gross (105 net) wells on approximately 43,000 gross (30,000 net) acres as well as 49 miles of gathering lines and pipelines with related facilities and equipment. Empire Texas owns concentrated acreage and stacked pay in the historically prolific East Texas Basin. Assets are concentrated in the Fort Trinidad Field in Houston and Madison Counties with high working interest and historical production from eight separate formations. We have begun technical work for uplift opportunities in Texas.

In the fourth quarter of 2024, the Company initiated a return-to-production program on four wells primarily focused on facility work on the existing saltwater disposal system and completed the program in 2025.

Empire Louisiana

Empire Louisiana includes 7 gross (5 net) wells and three saltwater disposal wells in the Miocene, Frio, Cockfield, and Wilcox formations. Empire Louisiana’s assets primarily produce oil.

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

	For the Years Ended December 31,
	2025	2024
Production and Operating Data:
Net Production Volumes:
Oil (Bbl)	524,646	581,159
Natural gas (Mcf)	860,599	916,955
Natural gas liquids (Bbl)	150,224	150,091
Total (Boe)	818,303	884,076

Average Price per Unit:
Oil (1)	$60.32	$71.44
Natural gas	$1.04	$0.37
Natural gas liquids	$10.76	$14.21
Total	$41.75	$49.76

Operating Costs and Expenses per Boe:
Lease operating expense (excluding workovers)	$28.15	$24.46
Workovers	$2.68	$6.70
Total Lease operating expense	$30.83	$31.16
Production and ad valorem taxes	$3.49	$4.26
Depreciation, depletion, amortization and accretion	$15.56	$12.74
General and administrative (excluding stock-based compensation)	$14.66	$14.23
Stock-based compensation	$1.74	$2.44
Total General and administrative	$16.40	$16.67
(1)	Excludes the effect of net cash receipts from (payments on) commodity derivatives for the year ended December 31, 2024. There are no impacts for the year ended December 31, 2025, as there were no open commodity derivatives during the period.

At December 31, 2025, we had approximately 1,077 gross (753 net) wells.

We have no firm delivery commitments for oil or natural gas.

Oil and Natural Gas Reserves

Our primary mission is to optimize existing producing properties; as such, there are no reserves estimated for undeveloped properties, though we own acreage that can be drilled in the future and are also a non-operator WI owner on acreage subject to future drilling activities. The following table represents our oil and natural gas reserves:

	Oil	Natural Gas	NGLs	Total
	(MBbls)	(MMcf)	(MBbls)	MBoe
Proved developed at December 31, 2025	5,878	4,300	1,030	7,625
Proved developed at December 31, 2024	7,001	6,064	1,215	9,227

Net proved reserves were calculated using an unweighted arithmetic average of the first-day-of-the-month price within the 12-month period for the year. All prices and costs associated with operating wells were held constant in accordance with SEC guidelines. Prices of $61.55 per barrel of oil, $1.76 per Mcf and $21.07 per barrel of NGLs were utilized at December 31, 2025. Prices of $71.66 per barrel of oil, $0.95 per Mcf and $24.54 per barrel of NGLs were utilized at December 31, 2024.

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

We engage and consult with an independent petroleum engineering firm, CG&A, to prepare our annual reserve estimates and rely on CG&A’s expertise to ensure that reserve estimates are prepared in accordance with SEC guidelines. The technical person primarily responsible for the preparation of the reserve report is Zane Meekins, Executive Vice President. Mr. Meekins has been with CG&A since 1989 and graduated from Texas A&M University in 1987 with a bachelor’s degree in petroleum engineering. He is a registered professional engineer in Texas and has more than 35 years of experience in the estimation and evaluation of oil and natural gas reserves. He is also a member of the Society of Petroleum Engineers and the Society of Petroleum Evaluation Engineers.

The primary inputs to the reserve estimation process are technical information, financial data, ownership interest and production data. The relevant field and reservoir technical information, which is updated at least annually, is assessed for validity when CG&A has technical meetings with our personnel. Our accounting records, operational data and well information used in the reserve estimation process are subject to internal and external quarterly reviews, annual audits, and internal controls over financial reporting. Our reserves database is updated and maintained by our Senior Reserves Engineer who has the appropriate technical qualifications to maintain and assist in the preparation of reserve estimates. The Senior Reserves Engineer has over 40 years of industry experience, a degree in engineering from Tulane University in 1978, is a licensed professional, and holds several memberships in professional petroleum engineer organizations. Once the reserves database has been appropriately updated, Empire will meet with CG&A who will then review the relevant information and validate the estimates. CG&A will work with the Senior Reserves Engineer to resolve any differences in reserve estimates. CG&A will then finalize the reserve report once any differences are resolved and provide a final report to the Company.

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

For 2025, 66% of revenues from oil, natural gas, and NGLs sales were to three customers. For 2024, 78% of revenues from oil, natural gas, and NGLs sales were to four customers. No other purchaser accounted for more than 10% of our total revenues during the respective periods. While the loss of these purchasers may result in a temporary interruption in sales of, or a lower price for, our production, we believe that the loss of these purchasers would not have a material adverse effect on our operations, as there are alternative purchasers in our producing regions.

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

Employees

At December 31, 2025, we had 61 full-time employees, not including contract personnel and outsourced service providers. Our team is broadly experienced in oil and natural gas operations and follows a strategy of outsourcing most accounting, human resources, and other non-core functions.

Office Locations

Our corporate headquarters are at 2200 South Utica Place, Suite 150, Tulsa, Oklahoma, with field offices in North Dakota, Texas, and New Mexico.

ITEM 1A.RISK FACTORS.

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

Numerous uncertainties exist in estimating quantities of proved reserves and future net cash flows therefrom. Estimates of proved reserves and related future net cash flows are based on various assumptions, which may ultimately prove to be inaccurate. Petroleum engineering is a subjective process of estimating accumulations of oil and natural gas that cannot be measured in an exact manner. Estimates of economically recoverable oil and natural gas reserves and of future net cash flows depend upon a number of variable factors and assumptions, including the following:

●	historical production from the area compared with production from other producing areas;
●	the assumed effects of regulations by governmental agencies;
●	the quality, quantity and interpretation of available relevant data;
●	assumptions concerning future commodity prices; and
●	assumptions concerning future operating costs, severance and ad valorem taxes, development costs and workover costs including remediation.

Because all reserve estimates are to some degree subjective, each of the following items, or other items not identified below, may differ materially from those assumed in estimating reserves:

●	the quantities of oil and natural gas that are ultimately recovered;
●	the production and operating costs incurred;
●	the amount and timing of future development expenditures; and
●	future commodity prices.

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

As required by the SEC, the estimated discounted future net cash flows from proved reserves are based on the average previous twelve months first-of-month prices preceding the date of the estimate and costs as of the date of the estimate, while actual future prices and costs may be materially higher or lower. Actual future net cash flows also will be affected by factors such as:

●	the amount and timing of actual production;
●	levels of future capital spending;
●	increases or decreases in the supply of or demand for oil, natural gas, and NGLs; and
●	changes in governmental regulations or taxation.

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

Our total indebtedness at December 31, 2025, was approximately $16.2 million which includes the debt portion of a related party convertible note, our revolver, and miscellaneous notes primarily related to equipment and vehicles (Note 7). At December 31, 2025, remaining commitments from a financial institution under a revolving loan agreement (the “Credit Facility”) with Empire North Dakota, Empire ND Acquisition LLC and Empire Texas Development LLC was $16.8 million, of which approximately $2.5 million was unused as of December 31, 2025. Management continues to review existing indebtedness, and may seek to repay, refinance, repurchase, redeem, exchange or otherwise terminate existing indebtedness. If we do seek to refinance existing indebtedness, there can be no guarantee that we would be able to execute the refinancing on favorable terms or at all.

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

We may incur substantially more debt in the future. The Credit Facility contains restrictions on the incurrence of additional indebtedness.

Increases in the level of indebtedness could have adverse effects on our financial condition and results of operations, including:

●	imposing additional cash requirements on us in order to support interest payments, which reduces the amount we have available to fund our operations and other business activities;
●	increasing the risk that we may default on our debt obligations;
●	increasing our vulnerability to adverse changes in general economic and industry conditions, economic downturns and adverse developments in our business;
●	limiting our ability to sell assets, engage in strategic transactions or obtain additional financing for working capital, capital expenditures, general corporate and other purposes;
●	limiting our flexibility in planning for or reacting to changes in our business and the industry in which we operate; and
●	increasing our exposure to a rise in interest rates, which will generate greater interest expense.

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

The oil and natural gas industry is capital intensive. Management makes and expects to continue to make substantial capital expenditures for the acquisition and development of reserves. We intend to finance future capital expenditures through cash flow from operations, incurring additional indebtedness, or capital raises. However, cash flow from operations and access to capital are subject to a number of variables, including:

●	the volume of oil, natural gas, and NGLs we are able to produce from existing wells;
●	ability to transport oil and natural gas to market;
●	the prices at which commodities are sold;
●	the costs of producing oil and natural gas;
●	global and domestic demand for oil and natural gas;
●	global credit and securities markets;
●	the ability and willingness of lenders and investors to provide capital and the cost of the capital;
●	ability to acquire, locate and produce new reserves;
●	the impact of potential changes in our credit ratings; and
●	proved reserves.

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

Our ability to meet our debt obligations and other expenses will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors, many of which management is unable to control. If our cash flow is not sufficient to service our debt, we may be required to refinance debt, sell assets or sell additional equity on terms that we may not find attractive if it may be done at all. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest, if any, on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the agreements governing our indebtedness, including the Credit Facility, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default:

●	the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest;
●	the lenders could elect to terminate their commitments thereunder and cease making further loans; and
●	we could be forced into bankruptcy or liquidation.

If our operating performance declines, we may need to obtain waivers under the Credit Facility, and have done so in the past, to avoid being in default. If we breach our covenants and cannot obtain a waiver from the required lender, we would be in default and the lender could exercise its rights, as described above, and we could be forced into bankruptcy or liquidation.

We may not be able to generate cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations.

Our ability to make future scheduled payments on or to refinance our debt obligations, including any future debt obligations, depends on our financial position, results of operations and cash flows. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investment decisions and capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness. Furthermore, these alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial position at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. Any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would be a default (if not waived) and would likely result in a reduction of our credit rating, which could harm our ability to seek additional capital or restructure or refinance our indebtedness.

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

General Operations

Liquidity and capital constraints could adversely affect our operations and financial conditions.

As of December 31, 2025, we had a negative working capital of $16.2 million which is expected to continue in the near future. Our ability to pay our expenses and fund our working capital needs, including current outstanding payables, and debt obligations will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors. We will not be able to control many of these factors, such as commodity prices, other economic conditions and governmental regulation. While we have $2.5 million available remaining on our Credit Facility as of year-end, the remaining commitment amount continues to decrease monthly by $0.25 million (Note 7). If we cannot expand our available commitment or our negative working capital continues to grow, we may have limited ability to obtain the capital necessary to sustain our operations and growth at current levels. To the extent that the value of the collateral pledged under our Credit Facility declines as a result of lower oil and natural gas prices, asset dispositions or otherwise, we may be required to pledge additional collateral to maintain the current availability of the commitments or expand the commitment thereunder, and we cannot assure you that we will be able to maintain a sufficiently high valuation to maintain the current commitments. In addition, we cannot be certain that our cash flow will be sufficient to allow us to pay the principal and interest on our debt and meet our other obligations. If we are unable to service our indebtedness and other obligations, we may be required to restructure or refinance all or part of our existing debt, sell assets, reduce capital expenditures, borrow more money or raise equity, some or all of which may not be available to us on terms acceptable to us, if at all, or such alternative strategies may yield insufficient funds to make required payments on our indebtedness. In addition, our ability to comply with the financial and other restrictive covenants in our indebtedness could be affected by our future performance and events or circumstances beyond our control. Failure to comply with these covenants would result in an event of default under such indebtedness, the potential acceleration of our obligation to repay outstanding debt and the potential foreclosure on the collateral securing such debt.

We have a present need for additional funding to satisfy current operational obligations, which raises questions about our ability to continue as a going concern. We may be unable to raise capital when needed, which would force us to delay, reduce or eliminate aspects of our business or cause our business to fail.

As of December 31, 2025, we had $1.2 million of cash on hand and a negative working capital of $16.2 million which has continued to decline during the year. Our ability to keep up with current operational trends and obligations and the current downward pricing trend raised questions about our ability to continue as a going concern. We anticipate needing additional funding to satisfy our outstanding payables and fund continued capital projects to fully implement our business plan as we seek to further develop producing areas and ultimately achieve positive cash flow and profitability. An inability to meet current capital demands increases risks of further growth to slow down or cease altogether thus reducing our ability to continue as a going concern and raises substantial doubt. Under our current financial situation, there is a material risk that we will be unable to generate sufficient revenues to pay our expenses, and if our existing sources of cash and cash flows are insufficient to fund our activities, we will need to raise additional funds. Additional equity or debt financing may not be available on acceptable terms, if at all, particularly in the current economic environment.

Until such time, if ever, we can generate substantial product revenues, we will be required to finance our cash needs through public or private equity offerings or debt financing. If we elect to raise additional funds by issuing equity securities, our stockholders may experience dilution. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt or making capital expenditures. Any debt financing or additional equity that we may raise may contain terms, such as liquidation and other preferences, that are not favorable to us or our stockholders.

If we are unable to generate cash flow positive operations or achieve profitability, and if we are unable to raise additional funds on commercially reasonable terms or at all, we may be required to significantly reduce or cease our operations, declare bankruptcy or our business could fail, which could result in the loss to investors of their investment in our securities.

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

The price we receive for our oil and natural gas production heavily influences our revenue, profitability, access to capital and future rate of growth. Oil and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the markets for oil and natural gas have been volatile. These markets will likely continue to be volatile in the future. The prices we receive for our production, and the levels of our production, depend on numerous factors beyond our control. These factors include, but are not limited to, the following:

●	changes in global supply and demand for oil and natural gas, which could be negatively affected by concerns about public health crises, pandemics and epidemics, such as the COVID-19 pandemic;
●	the price and quantity of imports of foreign oil and natural gas;
●	political conditions, including trade or other economic sanctions, armed conflicts in Venezuela, Ukraine and the Middle East, the price cap on Russian oil and embargoes, affecting other oil-producing activity;
●	the level of global oil and natural gas exploration, production activity and inventories;
●	weather conditions, including extreme climatic events;
●	technological advances affecting energy consumption; and
●	the price and availability of alternative fuels.

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

Competition for assets, materials, people and capital can be significant.

Strong competition exists in all sectors of the oil and gas industry. We compete with major integrated and independent oil and gas companies for the acquisition of oil and gas leases and properties. We also compete for the equipment, materials, services and personnel required to explore, develop and operate properties, such as drilling rigs, well materials and oilfield services. The rising costs and scarcity caused by this competitive pressure will generally increase during periods of higher commodity prices and can be further exacerbated by higher inflation rates and supply chain disruptions in the broader economy, including as a result of tariffs or changes in trade policy. While we actively work to mitigate the impact of these potential risks through operational efficiencies gained from the scale of our operations as well as by leveraging long-standing relationships with our suppliers, the ultimate impacts remain uncertain. Competition is also prevalent in the marketing of oil, gas and NGLs. Certain of our competitors have resources substantially greater than ours and may have established superior strategic long-term positions and relationships. As a consequence, we may be at a competitive disadvantage in bidding for assets or services and accessing capital and downstream markets. In addition, many of our larger competitors may have a competitive advantage when responding to factors that affect demand for oil and gas production, such as changing worldwide price and production levels, the cost and availability of alternative energy sources and the application of government regulations.

Our producing properties and proved reserves are concentrated in New Mexico, North Dakota, Montana, Texas, and Louisiana, making us vulnerable to risks associated with operating in limited major geographic areas.

Our producing properties are geographically concentrated in New Mexico, North Dakota, Montana, Texas, and Louisiana. At December 31, 2025, all of our total estimated proved reserves were attributable to properties located in these areas. As a result of this concentration, we are exposed to the impact of regional supply and demand factors, delays or interruptions of production from wells in these areas caused by governmental regulation, processing or transportation capacity constraints, market limitations, severe weather events, water shortages or other drought related conditions or interruption of the processing or transportation of oil or natural gas. This concentration of assets exposes us to additional risks, such as changes in field-wide rules and regulations that could cause us to permanently or temporarily shut-in all of our wells within a field.

A significant portion of our oil, natural gas, and NGLs sales are concentrated in only a few purchasers, which increases our exposure to substantial sales interruptions.

For the year ended December 31, 2025, the Company sold 66% of its oil, natural gas, and NGLs revenues to three customers. No other customer made up more than 10%. As a result of this concentration, we are exposed to the impact of our sales if one of these customers fails to meet their obligations or ceases its relationship with the Company. The loss in revenues may result in a disruption in the Company’s cash flows limiting the ability to meet its obligations or investing in capital projects.

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

Accounting rules require that we periodically review the carrying value of our proved and unproved properties for possible impairment. Based on prevailing commodity prices and specific market factors and circumstances at the time of prospective impairment reviews, and the continuing evaluation of development plans, production data, economics and other factors, we may be required to significantly write-down the financial carrying value of our oil and natural gas properties, which constitutes a non-cash charge to earnings. The Company recorded total impairment loss of $51.3 million for the year ended December 31, 2025, as a result of our annual analysis. We may incur further impairment charges in the future, which could have a material adverse effect on our results of operations for the periods in which such charges are recorded. A write-down could occur when oil and natural gas prices are low or if we have substantial downward adjustments to our estimated proved oil and natural gas reserves, or if operating costs or development costs increase over prior estimates.

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

We may not realize an adequate return on oil and natural gas investments.

Drilling for oil and natural gas involves numerous risks, including the risk that we will not encounter commercially productive oil or natural gas reservoirs. The wells we drill or participate in may not be productive, and we may not recover all or any portion of our investment in those wells and could have an adverse effect on our future results of operations and financial condition.

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

Governmental, scientific, and public concern over the threat of climate change arising from GHG emissions has resulted in increasing political risks in the United States, including climate change related pledges made by certain candidates elected to public office. There have been several executive orders focused on addressing climate change, including items that may impact costs to produce, or demand for, oil and gas. There are also increasing financial risks for fossil fuel producers as shareholders currently invested in fossil-fuel energy companies may elect in the future to shift some or all of their investments into other sectors. Institutional lenders who provide financing to fossil-fuel energy companies also have become more attentive to sustainable lending practices and some of them may elect not to provide funding for fossil fuel energy companies. There is also a risk that financial institutions will be pressured or required to adopt policies that have the effect of reducing the funding provided to the fossil fuel sector. Limitation of investments in and financings for fossil fuel energy companies could result in the restriction, delay or cancellation of drilling programs or development or production activities.

Policy makers have also advocated for expanding existing, or creating new, reporting and disclosure requirements regarding GHG emissions and other climate-related matters. For example, the EPA adopted amendments in May 2024 to its GHG Reporting Program, which, among other things, added well blowouts and other abnormal events as new categories of sources for GHG emissions reporting. In addition, the SEC finalized rules in March 2024 that require public companies to include extensive climate-related disclosures in their SEC filings, such as new disclosures on (i) material Scope 1 and 2 GHG emissions, including an independent assurance report, which currently would not apply to Empire given its size, and (ii) financial statement information regarding the effects of severe weather events and other natural conditions. In April 2024, the SEC stayed the effectiveness of these rules pending the completion of a judicial review of certain legal challenges, and the current U.S. administration has declined to defend the rules in the legal challenges, which has resulted in a stay of the challenges that will remain in effect until the rules are withdrawn or the government resumes its defense of the rules. We anticipate the costs and other risks with any such disclosure requirements to be particularly heightened, given that reporting frameworks on GHG emissions and other climate-related metrics are still maturing and often require the use of numerous assumptions and judgments.

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

In the event that an entity has an “ownership change” (as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”)), an entity’s federal net operating loss carryforwards (“NOLs”) generated prior to an ownership change would be subject to annual limitations, which could defer or eliminate our ability to utilize these tax losses against future taxable income. Generally, an “ownership change” occurs if one or more stockholders, each of whom owns 5% or more in value of a corporation’s stock, increase their aggregate percentage ownership by more than 50%  over the lowest percentage of stock owned by those stockholders at any time during the preceding three-year period. A full Section 382 analysis was prepared in 2023, and it was determined that our NOLs were subject to limitations under Section 382. There has been no significant changes to ownership since the analysis was prepared.

At December 31, 2025, we had approximately $59.7 million of federal NOLs generated in prior years that could offset against future taxable income, however, approximately $1.1 million of the NOLs were limited as of December 31, 2025, due to ownership changes. NOLs created prior to 2018 have a 20-year expiration period and NOLs arising after 2017 have an indefinite life. Additionally, utilization of any NOL depends on many factors, including our ability to generate future taxable income, which cannot be assured. At December 31, 2025, we had a full tax valuation allowance recorded on the NOLs.

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

Unexpected events could disrupt our business and adversely affect our results of operations.

Unexpected or unanticipated events, including, without limitation, computer system disruptions, unplanned power outages, fires or explosions at drilling rigs, natural disasters such as hurricanes and tornadoes (occurrences of which may increase in frequency and severity as a result of climate change), war or terrorist activities, supply disruptions, failure of equipment, changes in laws and/or regulations impacting our businesses, pandemic illness and other unforeseeable circumstances that may arise from our increasingly connected world or otherwise, could adversely affect our business. It is not possible for us to predict the occurrence or consequence of any such events. However, any such events could create unforeseen liabilities, reduce demand for our services, or make it more difficult or costly to provide services, any of which may ultimately have a material adverse effect on our business, financial condition and results of operations.

Legislation

Climate change legislation, regulations restricting emissions of GHG’s or legal or other action taken by public or private entities related to climate change could result in increased operating costs and reduced demand for the oil and natural gas that we produce.

The threat of climate change continues to attract considerable attention in the United States and around the world. Numerous proposals have been made and could continue to be made at the international, national, regional and state levels of government to monitor and limit existing emissions of GHGs as well as to restrict or eliminate such future emissions. These efforts have included consideration of cap-and-trade programs, carbon taxes, GHG disclosure obligations and regulations that directly limit GHG emissions from certain sources. In recent years, Congress has considered legislation to reduce emissions of GHGs, including methane, a primary component of natural gas, and carbon dioxide, a byproduct of the burning of natural gas. Such efforts could increase operating costs within the oil and natural gas industry and accelerate the transition away from fossil fuels, which could in turn adversely affect our business and results of operations.

At the international level, the United Nations (“UN”) sponsored the “Paris Agreement” requires member nations to submit non-binding, individually-determined reduction goals known as Nationally Determined Contributions every five years; however, in January 2025, the current U.S. administration re-withdrew the United States from the Paris Agreement, and in January 2026, the Trump administration announced that the United States was withdrawing from the United Nations Framework Convention on Climate Change and the various climate related programs under this Framework. As a result, the United States’ participation in future UN climate related efforts is unclear. The full impact of these actions is uncertain at this time, and it is unclear what additional initiatives may be adopted or implemented that may have adverse effects upon our operations.

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

We are subject to complex federal, state, local and other laws and regulations that could adversely affect the cost, manner or feasibility of conducting our operations or expose us to significant liabilities.

Our oil and gas exploration and production operations are subject to complex and stringent laws and regulations.  To conduct our operations in compliance with these laws and regulations, we must obtain and maintain numerous permits, approvals and certificates from various federal, state and local governmental authorities.  We may incur substantial costs to maintain compliance with these existing laws and regulations.  In addition, our costs of compliance may increase if existing laws and regulations are revised or reinterpreted, or if new laws and regulations become applicable to our operations.  For instance, there have been several recent developments regarding the National Environmental Policy Act (“NEPA”) regulatory regime.  Most recently, following a Trump administration Executive Order, in February 2025, the White House’s Council on Environmental Quality (“CEQ”) released an interim final rule rescinding its regulations implementing NEPA.  Federal agencies have begun the process of preparing their own new or updated NEPA-implementing rules or guidelines, with the first batch of updates released in July 2025.  In May 2025, the Supreme Court issued an opinion in Seven County Infrastructure Coalition v. Eagle County emphasizing the “substantial judicial deference” that courts must grant agencies when considering NEPA challenges.  In September 2025, CEQ issued new guidance to federal agencies implementing NEPA encouraging them to limit their NEPA reviews, rely more heavily on sponsor-prepared documents, and streamline the NEPA process.  The impact of these developments remains unclear at this time, but any disruption in our ability to obtain permits could result in costs that could have a material adverse effect on our business, financial condition and results of operations.

Our business is subject to federal, state and local laws and regulations as interpreted and enforced by governmental authorities possessing jurisdiction over various aspects of the exploration for, and the production of oil and natural gas.  While the Trump administration may continue to make changes to existing legislation, we cannot predict what, when, or how the Trump administration may take actions to revise existing environmental laws or regulations, if at all, or the ultimate impact such changes may have on our business. Failure to comply with such laws and regulations, including any evolving interpretation and enforcement by governmental authorities, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Changes to existing or new regulations may unfavorably impact us.  Such potential regulations could increase our operating costs, reduce our liquidity, delay or halt our operations or otherwise alter the way we conduct our business, which could in turn have a material adverse effect on our financial condition, results of operations and cash flows.

Liability for cleanup costs, natural resource damages and other damages arising as a result of environmental laws and regulations could be substantial and could have a material adverse effect on our business, results of operations, and financial condition.

We evaluate and address the environmental impact of our operations by assessing and remediating contaminated properties to avoid future liabilities and comply with legal and regulatory requirements. In the United States, environmental laws and regulations typically impose strict liability. Strict liability means that in some situations we could be exposed to liability for cleanup costs, natural resource damages, and other damages as a result of our conduct that was lawful at the time it occurred or the conduct of prior operators or other third parties. Potential liabilities may arise from both historical operations and the historical operations of companies and properties that we have acquired. Our exposure at these sites may be materially impacted by unforeseen adverse developments both with respect to the final costs of remediating a site and the final allocation of those costs among the various parties involved at the sites. The relevant regulatory agency may bring suit against us for amounts in excess of what we have accrued and what we believe is our proportionate share of remediation costs at any cleanup site. We also could be subject to third-party claims, including punitive damages, with respect to environmental matters for which we have been named as a potentially responsible party. Liability for damages arising as a result of environmental laws or related third-party claims could be substantial and could have a material adverse effect on our business, results of operations, and financial condition.

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

As dependence on digital technologies has increased, cyber incidents, including deliberate attacks or unintentional events, have also increased. This risk is exacerbated with the advancement of technologies like artificial intelligence, which malicious third parties are using to create new, sophisticated and more frequent attacks. A cyber-attack could include gaining unauthorized access to digital systems for the purposes of misappropriating assets or sensitive information, corrupting data, causing operational disruption, or result in denial-of-service on websites.

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

We face risks associated with Artificial Intelligence and other emerging technologies.

We continue to evaluate the use artificial intelligence (“AI”) and other emerging technologies to improve our business processes. However, we may not properly implement these technologies into our business, and there can be no assurance that we will realize the anticipated efficiency gains or other benefits from their adoption. Failure to effectively integrate AI and other emerging technologies into our operations could put us at a competitive disadvantage to other oil and gas companies who have more successfully implemented such technologies. In addition, the use of AI presents certain risks, including, among other things: (i) the generation of and reliance upon inaccurate, misleading or otherwise flawed content in our business processes, (ii) the unauthorized use or disclosure of confidential or proprietary information and (iii) potential exposure to new or enhanced governmental or regulatory scrutiny, all of which could negatively impact our business.

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

Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing an acquisition of us or a merger in which we are not the surviving company and may otherwise prevent or slow changes in our board of directors and management. For example, our bylaws provide that the following actions must be approved by the stockholders holding 80% of our outstanding common stock and preferred stock with applicable voting rights voting together as a single class:

●	a transaction in which any person becomes the beneficial owner of our securities representing 50% or more of the total voting power represented by our then outstanding voting securities;
●	a merger or consolidation in which we are a party and in which our equity holders before such merger or consolidation do not retain at least a majority of the beneficial interest in the voting equity interests of the entity that survives or results from such merger or consolidation; or
●	a sale or disposition by us of all or substantially all of our assets, other than in the ordinary course of business.

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

We are a smaller reporting company and benefit from certain reduced governance and disclosure requirements, including that which our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting. We cannot be certain if the omission of reduced disclosure requirements applicable to smaller reporting companies will make our common stock less attractive to investors.

Currently, we are a “smaller reporting company,” meaning that we had annual revenues of less than $100.0 million and our outstanding common stock held by nonaffiliates had a value of less than $700.0 million at the end of our most recently completed second fiscal quarter. As a smaller reporting company and non-accelerated filer, we are not required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, meaning our auditors are not required to attest to the effectiveness of the Company’s internal control over financial reporting. As a result, investors and others may be less comfortable with the effectiveness of the Company’s internal controls and the risk that material weaknesses or other deficiencies in internal controls go undetected may increase.

In addition, as a smaller reporting company, we take advantage of our ability to provide certain other less comprehensive disclosures in our SEC filings, including, among other things, providing only two years of audited financial statements in annual reports and simplified executive compensation disclosures.

Consequently, it may be more challenging for investors to analyze our results of operations and financial prospects, as the information we provide to stockholders may be different from what one might receive from other public companies in which one holds shares. As a smaller reporting company, we are not required to provide this information.

Regulatory requirements applicable to smaller reporting companies may become increasingly burdensome as our operational scale grows and filing status changes.

As we continue to expand our operations, the Company’s status of a smaller reporting company may change whether due to increases in our public float, annual revenues, or other eligibility thresholds. We would become subject to significantly more extensive disclosure, governance, and compliance requirements under the Exchange Act and related SEC rules. The loss of smaller reporting company status would require us to provide expanded financial statement disclosures and more comprehensive Management’s Discussion and Analysis, among other enhanced reporting obligations.

The loss of smaller reporting status could also subject us to heightened regulatory scrutiny and investor expectations, including increased focus on governance practices, risk oversight, cybersecurity disclosures, and environmental, social, and governance reporting. We may be required to adopt additional policies and procedures, and enhance enterprise risk management frameworks to meet market expectations.

If we lost our non-accelerated filer status, our auditors would be required to attest to the effectiveness of the Company’s internal control over financial reporting per Section 404 of the Sarbanes-Oxley Act, and we may be required to expand upon our internal control environment to satisfy the increase in regulatory requirements or the perceived opinion by investors. This could incur material compliance costs, experience reporting delays, identify material weaknesses in internal control over financial reporting, or face enforcement actions or reputational harm. Any of these outcomes could adversely affect investor confidence, our access to capital markets, and our financial condition and results of operations.

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

A small number of stockholders own a significant amount of our common stock and may have influence over the Company.

As of December 31, 2025, approximately 55.3% of our shares of common stock are held by two stockholders in the aggregate. The interests of one or both of these stockholders may not always coincide with the interests of other stockholders. These stockholders have significant influence over all matters submitted to our stockholders, including the election of our directors, and could accelerate, delay, deter, or prevent a change in control of the Company.

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

Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware) will be the sole and exclusive forum for (a) any derivative action or proceeding brought on our behalf, (b) any action asserting a claim of breach of a fiduciary duty owed by any director, officer, stockholder, employee or agent to us or our stockholders, (c) any action asserting a claim arising pursuant to any provision of the General Corporation Law of the State of Delaware, our certificate of incorporation or our bylaws, or (d) any action asserting a claim governed by the internal affairs doctrine, in each case subject to the court having personal jurisdiction over the defendants. This exclusive forum provision is intended to apply to claims arising under Delaware state law and is not intended to apply to claims arising under the Securities Act or the Exchange Act. The choice of forum provisions may increase costs to bring a claim, discourage claims or limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or employees, which may discourage such lawsuits against us or our directors, officers and employees. Alternatively, if a court were to find the choice of forum provision contained in our bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions.

ITEM 1B.UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C.CYBERSECURITY.

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

Risk Management and Strategy Overview

We continue to design and implement formal risk-based approaches to cybersecurity which aligns with corporate strategy, risk management and governance, and adaptable information technology (“IT”) infrastructure. Our cybersecurity program consists of policies, procedures, systems, controls and technology designed to help prevent, identify, detect and mitigate cybersecurity risk. It is based on cybersecurity frameworks like the NIST Cybersecurity framework.

To protect our IT systems and information from cybersecurity risks, we use and continue to implement various security tools that help prevent, identify, escalate, investigate, resolve, and recover from identified cybersecurity vulnerabilities and incidents in a timely manner. These include monitoring and detection programs, network security measures, firewall monitoring devices and multi-factor authentication which are all overseen by our Vice President of IT and the IT team, who possesses the necessary expertise to implement the appropriate tools and processes to effectively manage cybersecurity risks. With over 30 years of experience in the oil and natural gas industry, our Vice President of IT has 15 years of cybersecurity experience and has led several teams that have introduced cybersecurity initiatives resulting in secure and robust implementations of security frameworks and response plans against cyber threats.

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

Employee awareness of cybersecurity risks and threats is also an important part of an effective control environment. We periodically communicate to employees about this cybersecurity awareness. We implemented an annual cybersecurity training course required by each employee, and plan to continue to implement additional training requirements in the future. This should lead to an educated, informed, and prepared workforce that possess an awareness of potential cybersecurity threats, how they may occur, and how to report and escalate such matters.

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

Governance

Our Audit Committee has oversight of our cybersecurity risk processes, as part of its overall oversight of our risk management program. Our Chief Executive Officer is informed about and facilitates prevention, detection, mitigation, and remediation efforts through regular communication and reporting from our Vice President of IT. In addition, we have an escalation process in place to inform our Chief Executive Officer and other members of our senior management and, if necessary, the Audit Committee and Board of Directors, of important issues or events.

ITEM 2.PROPERTIES.

Information regarding our properties is included in Item 1 above and in our consolidated financial statements, which is incorporated herein by reference.

ITEM 3.LEGAL PROCEEDINGS.

For information regarding legal proceedings, see Note 14 in our consolidated financial statements.

ITEM 4.MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is traded on the NYSE American under the symbol “EP”.

Stockholders

At March 11, 2026, there were approximately 1,650 stockholders of record of our common stock.

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

Issuer Repurchase of Equity Securities

No private or open market repurchases of common stock were made by us during the fourth quarter of 2025.

Unregistered Sales of Equity Securities

On November 5, 2025, Mr. Mulacek exercised 589,100 stock options at an exercise price of $1.32 per share. The issuance of 589,100 shares of our common stock was not registered under the Securities Act in reliance upon the exemption from the registration requirements of that Act provided by Section 4(a)(2) thereof. Mr. Mulacek is a sophisticated accredited investor with the experience and expertise to evaluate the merits and risks of an investment is us and the financial means to bear the risks of such an investment.

On January 5, 2026, we issued 562,500 shares of common stock to Energy Evolution as consideration for the remaining 40% of certain New Mexico interest. For a description of this acquisition, see Note 3 of the Consolidated Financial Statements in this Annual Report on Form 10-K. The issuance of such shares of common stock was not registered under the Securities Act in reliance upon the exemption from the registration requirements of that Act provided by Section 4(a)(2) thereof. Energy Evolution is a sophisticated accredited investor with the experience and expertise to evaluate the merits and risks of an investment in us and the financial means to bear the risks of such an investment.

On March 10, 2026, we issued 1,003,344 shares of common stock to Mr. Mulacek upon his conversion in full of a convertible promissory note due May 19, 2026 at a conversion price of $2.99 per share. For further information, see Note 7 of the Consolidated Financial Statements in this Annual Report on Form 10-K. The issuance of such shares of common stock was not registered under the Securities Act in reliance upon the exemption from the registration requirements of that Act provided by Section 3(a)(9) thereof.

No such other sales that have not been previously reported on a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

ITEM 6.RESERVED.

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

Inflation

The effect of inflation on the Company has generally been to increase its cost of operations and direct costs associated with oil and natural gas production.

Business Strategy

Our business strategy is to obtain long-term growth in reserves and cash flow on a cost-effective basis. Management regularly evaluates potential acquisitions of properties that would enhance current core areas of operation.

Liquidity and Going Concern

The Company has a revolving line of credit agreement (Note 7) with Equity Bank which requires the Company to maintain compliance with certain financial covenants computed on a quarterly and annual basis. As of December 31, 2025, the Company was in compliance with all required covenants and projected to be in compliance with all debt covenants over the next 12 months. However, the Company carried a negative working capital of approximately $16.2 million as of December 31, 2025. Working capital decreased by approximately $7.2 million from prior year primarily due to the overall pricing environment reducing operating cash flows, capital spend on various projects within Texas and North Dakota resulting in increased payables as operating cash flows decline, and lower overall production from redrilling and operational activity resulting in certain wells being down for a period of time during the period. Additionally, the Company’s debt obligations continue to increase with various related parties as discussed below. To meet its obligations, the Company increased its revolver commitment to $20.0 million in November 2024 which had approximately $2.5 million remaining unused commitment as of December 31, 2025; however, the revolver commitment is reduced monthly by $0.25 million commencing on December 31, 2024 (Note 7), limiting future access to capital. Further, the Company entered into a promissory note and a convertible note with Phil Mulacek in June 2025 and September 2025, respectively. Each respective note provided up to $4.0 million of available borrowing capacity. As of December 31, 2025, the promissory note had fully expired and the convertible note had $2.0 million outstanding. The Company may borrow up to an additional $2.0 million of the convertible note’s available principal at the discretion of Mr. Mulacek, per the terms of the agreement (Note 7). The Company also issued warrants to Mr. Mulacek in connection with the convertible note (Note 7). Further, a subscription rights offering was completed in August 2025, which raised approximately $2.5 million of gross proceeds (Note 9). A portion of these proceeds were used to settle $2.0 million of the outstanding balance of the promissory note with Mr. Mulacek, per the terms of the note, during the third quarter. In February 2026, the Company entered into a convertible note with Mr. Mulacek for $3.0 million to be used towards full settlement of the convertible note in September 2025 and general working capital needs. In March 2026, this note was fully converted to common shares (Note 7). An additional subscription rights offering was also announced and expected to raise gross proceeds of up to $10.0 million (Note 9). While these transactions provide additional funding towards the Company’s obligations, the Company expects to have negative working capital for the next 12 months and future expected operating cash flows do not sufficiently meet the Company’s obligations. Given the negative working capital and insufficient expected operating cash flow there is substantial doubt about the Company’s ability to continue as a going concern.

Empire has committed financial support from Phil Mulacek who owns approximately 24.5% of our common stock outstanding as of December 31, 2025, and Energy Evolution, our largest stockholder, who owns approximately 30.8% of our common stock outstanding as of December 31, 2025. Both are related parties of the Company (Note 13). Mr. Mulacek and Energy Evolution are willing and able to provide these additional funds for Empire to continue to meet its obligations over the next 12 months. These additional funds may be raised through related party warrants, or a related party note payable that may or may not have conversion rights into shares of common stock of Empire.

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

Recent Developments

The following is a brief listing of developments during the year ended December 31, 2025. Additional information including subsequent events may be found elsewhere in this report.

On May 1, 2025, the Company extended its option to purchase certain New Mexico interests from Energy Evolution to allow for payment for such extension to be made in cash in lieu the issuance of the 16,800 shares of common stock. The Company made a cash payment to Energy Evolution on September 30, 2025 to extend the purchase option for an additional year (Note 3).

On June 17, 2025, the Company issued a promissory note in the aggregate principal amount of $4.0 million to Mr. Mulacek who immediately advanced $2.0 million under the note. The Company may request in writing that Mr. Mulacek advance up to another $2.0 million to the Company from time to time during the period beginning 45 days and ending 90 days after June 17, 2025. The note accrues interest at 5.5% and may be repaid without penalty or premium prior to the maturity date of June 17, 2027. Per the terms of the note, in the event that the Company closes a sale of its equity, the Company shall promptly, but in no event later than five business days after receipt of the proceeds, repay the lesser of (a) the initial $2.0 million advanced (including any interest or fees thereon) or (b) the amount of the equity sale to Mr. Mulacek. In the event the Company receives proceeds from the sale of any of its equity after an initial equity sale repayment and any subsequent advance, the Company shall use such proceeds to promptly repay such subsequent advance, and all accrued and unpaid interest thereon, to Mr. Mulacek. In August 2025, Empire completed an equity sale further described in Note 9 and repaid the outstanding note balance and all accrued and unpaid interest (Note 7).

On June 18, 2025, the Company entered into the second amendment to the revolver loan agreement with Equity Bank. The amendment added Empire Texas Development LLC as a third borrower and extends the obligation security by liens on substantially all of the assets of Empire Texas Development LLC (Note 7).

In August 2025, Empire completed a subscription rights offering which raised gross proceeds of $2.5 million. Empire distributed at no charge to holders of its common stock, as of the close of business on July 10, 2025 (the record date), one non-transferable subscription right for each whole share of common stock owned by that stockholder on the record date. Each subscription right entitled a rights holder to purchase one unit at a subscription price equal to $0.07367 per unit, each unit consisting of 0.0139 shares of the Company’s common stock and one rights warrant to purchase 0.0136 shares of the Company’s common stock equal to $5.46 per whole share. No fractional shares of common stock are issued in the rights offering, including upon exercise of the warrants. The subscription rights were initially set to expire if they were not exercised or extended at the discretion of the Company by July 25, 2025; however, this date was subsequently extended to August 20, 2025. The warrants expired 90 days after August 20, 2025 (Note 9).

On September 24, 2025, the Company issued a convertible promissory note in the aggregate principal amount of $4.0 million to Mr. Mulacek and advanced an initial $2.0 million payable in full on September 23, 2027. An additional $2.0 million may be advanced from time to time from March 23, 2026 and for a period of six months thereafter. The note accrues interest at 5.5% and may be repaid without penalty or premium prior to the maturity date. At the discretion of Mr. Mulacek all or any portion of the outstanding principal amount of the note may be converted into shares of common stock at a conversion price of $4.27 per share, subject to customary adjustments up to a maximum conversion shares amount of 936,768. As partial consideration for the note, the Company issued Mr. Mulacek a warrant certificate to purchase up to 281,030 common shares at a $4.27 exercise price which will expire on September 24, 2028. (Note 7).

On November 5, 2025, the note was amended to change the conversion price of the initial $2.0 million advance to $4.32 per share for a maximum conversion shares amount of 462,962 and to provide that any further advances are at the discretion of Mr. Mulacek. The warrant certificate was also amended to change the exercise price to $4.32 and the maximum shares available for purchase to 138,889 (Note 7).

On December 10, 2025, the Company entered into a letter agreement to acquire the remaining 40% of certain New Mexico interests from Energy Evolution which was finalized subsequent to December 31, 2025. As consideration, Empire issued 562,500 shares of common stock on January 5, 2026, which is the closing date of the letter agreement, based on an agreed upon price of $3.20 per share for an aggregate agreed upon value of $1.8 million (Note 3).

On December 29, 2025, the Company entered into the third amendment to the revolver loan agreement with Equity Bank. The amendment preserved the maximum revolver commitment amount of $20.0 million and extended the maturity date to December 29, 2028 (Note 7).

Commodity Derivatives

We use commodity derivatives to manage our exposure to commodity price fluctuations and reduce the effect of volatility. Our derivative instruments are not designated to qualify for hedge accounting and recorded at fair value as an asset or liability on the Company’s consolidated balance sheets. We entered into certain oil commodity derivative positions subsequent to December 31, 2025 through March 13, 2026 for approximately 90% of our estimated oil production for the remaining three quarters of 2026 at a blended price of $72.26.

Production and Operating Data

The following table sets forth a summary of our production and operating data:

	For the Years Ended December 31,
	2025	2024
Production and Operating Data:
Net Production Volumes:
Oil (Bbl)	524,646	581,159
Natural gas (Mcf)	860,599	916,955
Natural gas liquids (Bbl)	150,224	150,091
Total (Boe)	818,303	884,076

Average Price per Unit:
Oil (1)	$60.32	$71.44
Natural gas	$1.04	$0.37
Natural gas liquids	$10.76	$14.21
Total	$41.75	$49.76

Operating Costs and Expenses per Boe:
Lease operating expense (excluding workovers)	$28.15	$24.46
Workovers	$2.68	$6.70
Total Lease operating expense	$30.83	$31.16
Production and ad valorem taxes	$3.49	$4.26
Depreciation, depletion, amortization and accretion	$15.56	$12.74
General and administrative (excluding stock-based compensation)	$14.66	$14.23
Stock-based compensation	$1.74	$2.44
Total General and administrative	$16.40	$16.67
(1)	Excludes the effect of net cash receipts from (payments on) commodity derivatives for the year ended December 31, 2024. There are no impacts for the year ended December 31, 2025 as there were no open commodity derivatives during the period.

Results of Operations

The following table reflects our summary of operating information. Because of normal production declines, increased or decreased drilling activity and the effects of acquisitions, the historical information presented below should not be interpreted as indicative of future results.

	For the Year Ended December 31,			Percent
(in thousands)	2025	2024	Variance	Change
Oil Sales	$31,648	$41,515	$(9,867)	(24)%
Gas Sales	898	344	554	161%
NGLs Sales	1,616	2,133	(517)	(24)%
Total Product Revenues	34,162	43,992

Lease Operating Expense	25,223	27,545	(2,322)	(8)%
Production and Ad Valorem Taxes	2,854	3,770	(916)	(24)%
Depreciation, Depletion, Amortization and Accretion	12,734	11,263	1,471	13%
Impairment	51,289	—	51,289	100%
General and Administrative (excluding stock-based compensation)	11,995	12,582	(587)	(5)%
Stock-Based Compensation	1,423	2,156	(733)	(34)%
Cash-Based Interest Expense	1,320	894	426	48%
Non-Cash Interest Expense	227	621	(394)	(63)%

Operating Loss	(71,315)	(13,666)	(57,649)	NM
Net Loss	(72,074)	(16,198)	(55,876)	NM

NM: A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change that is greater than 200.

Revenues

Revenues for 2025 decreased compared to prior year primarily due to lower average oil and NGLs realized pricing and lower oil production.

Realized oil prices for 2025 were approximately $60.32 per barrel, while realized prices for the prior year were approximately $71.44 per barrel, a decrease in price of approximately 16% primarily due to a general decline in overall market prices. Oil volumes were lower by approximately 10% primarily due to redrilling efforts in North Dakota and the natural decline in production.

Realized natural gas prices for 2025 were approximately $1.04 per Mcf, while realized prices for the prior year were approximately $0.37 per Mcf. The increase is primarily due to depressed natural gas prices in third quarter 2024 in New Mexico leading to below zero prices as deductions exceeded the natural gas prices.

Realized NGLs prices for 2025 were approximately $10.76 per barrel, while realized prices for the prior year were approximately $14.21 per barrel, a decrease in price of approximately 24% primarily due to a general decline in overall market prices.

Lease Operating Expense and Production Taxes

Total lease operating expense was lower in 2025 primarily due to lower workovers in 2025. Lease operating expense includes approximately $2.2 million of total workover expense for 2025 as compared to approximately $5.9 million for 2024. The higher workover expense in 2024 was primarily in New Mexico as Empire continued to work over wells in the region to meet state regulatory requirements and to enhance and maintain production.

Production taxes were lower for 2025 compared to 2024 as a result of the decreased product revenues discussed above.

Depreciation, Depletion, Amortization, Accretion and Impairment

The higher DD&A in 2025 as compared to 2024 is due to the acquisition of additional working interest in New Mexico as well as the impact of the capitalized costs associated with the new drilling activity as part of our Starbuck Drilling Program in North Dakota partially offset by lower production volumes period over period. Accretion also increased slightly from prior period due to the new drilling activity.

We assess our oil and gas properties for impairment when a change in circumstance occurs or indications exist that the carrying value may be greater than its estimated future net cash flows. For the year ended December 31, 2025, we determined facts and circumstances that indicated impairment on certain proved and unproved properties, including the current pricing environment trends and changes in expected future property development projects (Note 3). As such we recorded an impairment loss of $51.3 million. There was no impairment recorded during the year ended December 31, 2024.

General and Administrative Expense (excluding stock-based compensation)

General and Administrative Expense (excluding stock-based compensation) decreased primarily due to lower professional fees as the Company works to reduce its reliance on third-parties partially offset by an increase in salaries and benefits associated with an increase in employee headcount.

Stock-based Compensation

We utilize stock-based compensation to compensate members of management and retain talented personnel. Our stock-based compensation decreased in 2025 due to a lower number of awards . We anticipate stock-based compensation to continue to be utilized in 2026 and beyond to attract and retain talented personnel and compensate our board members and consultants.

Interest Expense

Cash-based interest expense was higher primarily due to a higher outstanding balance under our Credit Facility partially offset by a lower average interest rate. We have minimal interest-bearing vehicle and equipment notes payable.

Non-cash interest expense for 2024 is primarily attributable to the conversion to equity of the related party note payable as described in Note 7 of Notes to Consolidated Financial Statements.

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

We had a loss before income taxes for 2025 and 2024, respectively, and a net deferred tax asset for the same periods which was offset by a change in the valuation allowance. For both 2025 and 2024, our effective tax rates were 0%.

Liquidity

As noted below, our working capital is negative as of December 31, 2025, which is primarily the result of a lower cash balance due to a decline in market pricing and lower production and an increase in payables from capital spend projects in Texas and North Dakota. As of December 31, 2025, we had approximately $1.2 million in cash on hand and approximately $2.5 million available under our Credit Facility. Empire will require additional funds to satisfy the payables discussed above which are greater than estimated cash flows from operations over the next 12 months. Phil Mulacek and Energy Evolution, both related parties of Empire and our largest two stockholders, owning 24.5% and 30.8%, respectively, of the common shares outstanding as of December 31, 2025, have indicated that they will, and have the ability to, provide sufficient support to sustain the operating, investing, and financing activities of Empire, as necessary. In addition to the rights offering in August 2025, management continues to seek additional sources of capital via the debt or equity markets to improve liquidity going forward including a new convertible note with Mr. Mulacek in February 2026 and an additional rights offering announced in February 2026 which is expected to be completed in March 2026 (Note 9). See Liquidity and Going Concern in Note 1 of Notes to Consolidated Financial Statements for further discussion of management’s plans.

Empire expects to continue to incur costs related to drilling activities in core areas as well as future strategic oil and natural gas acquisitions. During 2025, Empire incurred approximately $4.6 million of total additions to oil and natural gas properties, primarily related to the return-to-production project in Texas and continued drilling and completions activity in North Dakota related to our Starbuck Drilling Program. It is expected that Empire will use a combination of debt or equity issuances, cash on hand, and cash flows from operations to fund capital programs, ongoing operations, and any potential acquisitions.

Working Capital

Working capital is presented in the table below. The decrease of approximately $7.2 million was primarily driven by lower operational cash due to a decline in market pricing, lower production, an increase in payables from capital spend projects in Texas and North Dakota, and certain incurred legal costs.

	As of December 31,
(in thousands)	2025	2024
Current Assets	$8,180	$12,351
Current Liabilities	24,342	21,270
Working Capital	$(16,162)	$(8,919)

Cash Flows

The following table summarizes our statements of cash flows:

	For the Years Ended December 31,
(in thousands)	2025	2024	Change
Cash flows provided by (used in):
Operating activities	$(3,946)	$6,157	$(10,103)
Investing activities	(4,613)	(53,870)	49,257
Financing activities	7,497	42,171	(34,674)

Operating Activities

Operating activities decreased period over period primarily due to a decrease in production and lower realized commodity prices during 2025 consistent with general market pricing trends.

Investing Activities

Investing activities are primarily related to approximately $4.8 million of cash additions to oil and natural gas properties during 2025 compared to approximately $53.2 million of cash additions to oil and natural gas properties during 2024 associated with the Starbuck Drilling Program in North Dakota with the decline period over period due to the Company nearing completion of this project. A majority of the cash additions for 2025 relate to the Company’s return-to-production efforts in Texas.

Financing Activities

Financing activities include $4.0 million and $5.0 million in 2025 and 2024, respectively, from promissory notes issued to Empire by various related parties offset by a $2.0 million repayment in 2025 (Note 7). Empire had borrowings of approximately $3.0 million and $6.7 million on its Credit Facility during the same respective periods. Additionally, the Company completed its August rights offering in 2025 and its April rights offering and November rights offering in 2024 along with warrants to Energy Evolution that were exercised in the third quarter of 2024 (Note 9). In 2024, we also received approximately $0.6 million from stock issuances and warrant exercises.

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

Capital Expenditures

For 2025, Empire incurred approximately $4.6 million of total additions to oil and natural gas properties which primarily reflects the return-to-production project in Texas and continued drilling and completions activity related to our Starbuck Drilling Program in North Dakota. Management also acquired the remaining interest of certain New Mexico interests with Energy Evolution and certain undeveloped properties in North Dakota subsequent to December 31, 2025 (Note 3). For 2024, additions to oil and natural gas properties totaled $42.2 million.

Related Party Transactions

At times the Company may enter into transactions with related parties. These transactions primarily occur with our two largest shareholders, Phil Mulacek and Energy Evolution, and are approved by the board of directors. See Note 13 for further discussion on related party activity during the year.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“US GAAP”) requires management to use judgment to make estimates and assumptions that affect certain amounts reported in the consolidated financial statements. As additional information becomes available, these estimates and assumptions are subject to change and thus impact amounts reported in the future. Because estimates and assumptions require significant judgment, future actual results could differ from those estimates and could have a significant impact on our results of operations, financial position and cash flows. We re-evaluate our estimates and assumptions at least on a quarterly basis and periodically update the estimates used in the preparation of the financial statements based on management’s latest assessment of the current and projected business and general economic environment. There have been no significant changes to Empire’s critical accounting estimates during the year ended December 31, 2025 other than the addition of the valuation of a bifurcated embedded derivative and warrants. In management’s opinion, the more significant reporting areas impacted by management’s judgments and estimates are as follows:

Successful Efforts Method of Accounting for Oil and Natural Gas Activities

We use the successful efforts method of accounting for oil and natural gas operations. Under this method, costs to acquire oil and natural gas properties, drill successful exploratory wells, drill and equip development wells, and install production facilities are capitalized. Estimated proved oil and natural gas reserves, management’s outlook on commodity prices and projected future cash flows of oil and natural gas reserves are a significant part of our financial calculations. The following are examples of how these estimates affect financial results:

●	an increase (decrease) in estimated proved oil, natural gas and NGLs reserves can reduce (increase) our unit-of-production depletion and amortization rates; and
●	changes in the oil, natural gas and NGLs reserves and the projected future cash flows from our properties can impact our periodic impairment analysis.

Proved oil and natural gas reserves are the estimated quantities of oil, natural gas and NGLs which geological and engineering data demonstrate with reasonable certainty to be recoverable in future periods from known reservoirs under existing economic and operating conditions. Reserve quantities and future cash flows included in this report are prepared in accordance with guidelines established by the SEC and the FASB. The accuracy of reserve estimates is a function of:

●	The quality and quantity of available data;
●	The interpretation of that data;
●	The accuracy of various mandated economic assumptions; and
●	The judgments of the persons preparing the estimates.

Proved reserves information included in this report is based on estimates prepared by independent petroleum engineers, CG&A. The independent petroleum engineers evaluated 100% of our estimated proved producing reserve quantities and their related future net cash flows as of December 31, 2025. Estimates prepared by others may be higher or lower than these estimates. Because these estimates depend on many assumptions, all of which may differ substantially from actual results, reserve estimates may be different from the quantities of oil and natural gas that are ultimately recovered. Management may make revisions to reserve estimates throughout the year as additional information becomes available. Such changes could trigger an impairment of our oil and natural gas properties and have an impact on our depletion expense prospectively. For example, a change of 10 percent in our total proved reserves could change our annual depletion expense by approximately $1.0 million. The actual impact would depend on the specific areas impacted.

Impairment of Oil and Gas Properties

We assess our proved properties for impairment using estimates of future undiscounted cash flows. Impairments are calculated by grouping our properties by area and reducing the carrying value to an estimated fair value equal to the discounted present value of the future cash flow from these areas. Forward strip pricing, which is adjusted for customary costs including differentials and deducts, is used for calculating future revenue and cash flow. This assessment requires significant judgment and assumptions including commodity price outlooks, estimates of reserve quantities, expected lease operating costs and capital costs. An impairment expense could result if oil and gas prices decline in the future as it may not be economic to develop some of these properties. We performed an assessment as of December 31, 2025, and determined certain proved and unproved oil and gas properties are not expected to recover their entire carrying value through future cash flows as well as a change in our future capital development projects and therefore recorded an impairment loss for the year ended December 31, 2025. See Note 3. We did not identify any impairments for the year ended December 31, 2024.

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

Valuation of Bifurcated Embedded Derivative and Warrants

The convertible feature embedded in the convertible note issued in September 2025 (Note 7) is reported as a derivative liability and is adjusted to its fair value at each reporting date, with a corresponding non-cash adjustment to the statement of operations. The derivative liability related to the convertible feature is valued using a binomial lattice model which incorporates transaction details including the Company’s stock price, contractual terms of the respective notes, and various unobservable inputs which are significant inputs in the analysis including the risk adjusted yields of similar termed instruments and similar volatility measures of comparable stock instruments to determine the fair value of the bifurcated feature. As a result of the adjustments recorded to reflect the change in fair value of the derivative asset, the fair value of the embedded derivative liability was approximately $0.3 million as of December 31, 2025.

The warrants issued in connection with the convertible note is reported as equity and reflected as a discount to the outstanding September note balance at its relative fair value and amortized over the life of the convertible note. The warrants were valued using a Black-Scholes model which encompasses the Company’s stock price, exercise price, expected term, dividend yield, and various unobservable inputs which are significant inputs in the analysis including the risk adjusted yields of similar termed instruments and similar volatility measures of comparable stock instruments to determine the fair value of the warrants upon issuance. Upon initial issuance, the warrants were valued at approximately $0.4 million and revalued to approximately $0.1 million upon the amendment on November 5, 2025.

Determining the valuation of the embedded derivative and warrants requires a significant amount of subjective judgment by management, and the valuations are highly sensitive to changes in certain inputs in the analysis. Any change could cause the valuation of the embedded derivative or warrants to materially change from the respective recorded balance as of December 31, 2025.

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

Deferred tax expense or benefit represents the change in the balance of deferred tax assets or liabilities. Valuation allowances are established to reduce deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2025 and 2024, a full valuation allowance for deferred tax assets was recorded.

Management applies the accounting standards related to uncertainty in income taxes. This accounting guidance clarifies the accounting for uncertainties in income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the consolidated financial statements. It requires that we recognize in the consolidated financial statements the financial effects of a tax position, if that position is more likely than not of being sustained upon examination, including resolution of any appeals or litigation processes, based upon the technical merits of the position. It also provides guidance on measurement, classification, interest, penalties and disclosure. We had no uncertain tax positions at December 31, 2025, or at December 31, 2024.

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

Under the supervision and with the participation of the Company’s management, including its Principal Executive Officer/Principal Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) as set forth in Internal Control - Integrated Framework. Based on our evaluation under that framework, our management concluded that our internal control over financial reporting is effective as of December 31, 2025.

Changes in Internal Control over Financial Reporting

While we continue to implement design enhancements to our internal control procedures, we believe that there were no changes to our internal control over financial reporting which were identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) under the Exchange Act during the fourth quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of Registered Public Accounting Firm

This report does not contain an attestation report of our independent registered public accounting firm related to internal control over financial reporting because the rules for smaller reporting companies provide an exemption from the attestation requirement.

ITEM 9B.	OTHER INFORMATION.

The Company was not informed by any of its directors or Section 16 officers of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K, during the fourth quarter of 2025.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information called for by this Item 10 is incorporated herein by reference to our definitive Proxy Statement for 2026 annual meeting of stockholders (“2026 Proxy Statement”) to be filed with the SEC no later than 120 days following the fiscal year ended December 31, 2025.

ITEM 11.	EXECUTIVE COMPENSATION.

The information called for by this Item 11 is incorporated herein by reference to our 2026 Proxy Statement to be filed with the SEC no later than 120 days following the fiscal year ended December 31, 2025.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information called for by this Item 12 is incorporated herein by reference to our 2026 Proxy Statement to be filed with the SEC no later than 120 days following the fiscal year ended December 31, 2025.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information called for by this Item 13 is incorporated herein by reference to our 2026 Proxy Statement to be filed with the SEC no later than 120 days following the fiscal year ended December 31, 2025.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information called for by this Item 14 is incorporated herein by reference to our 2026 Proxy Statement to be filed with the SEC no later than 120 days following the fiscal year ended December 31, 2025.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)(1)    Financial Statements

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

4.3

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

10.5*	Empire Petroleum Corporation 2021 Stock and Incentive Compensation Plan (incorporated herein by reference to the Company’s Information Statement on Schedule 14C filed August 31, 2021).
10.6*

Form of Non-Qualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.24 to the Company’s Form 10-K for the fiscal year ended December 31, 2021, which was filed on March 31, 2022).

10.7*

Form of Restricted Stock Units Award Agreement (Non-Employee Directors) (incorporated herein by reference to Exhibit 10.25 to the Company’s Form 10-K for the fiscal year ended December 31, 2021, which was filed on March 31, 2022).

10.8*

Form of Restricted Stock Units Award Agreement (Executive Officers) (incorporated herein by reference to Exhibit 10.26 to the Company’s Form 10-K for the fiscal year ended December 31, 2021, which was filed on March 31, 2022).

10.9*	Empire Petroleum Corporation 2022 Stock and Incentive Compensation Plan (incorporated herein by reference to Annex A to the Company’s Proxy Statement on Schedule 14A filed on July 27, 2022).
10.10*	Empire Petroleum Corporation 2023 Stock and Incentive Compensation Plan (incorporated herein by reference to Annex A to the Company’s Proxy Statement on Schedule 14A filed on May 1, 2023).
10.11

Shared Services Agreement, dated as of August 1, 2023, by and between PIE Operating, LLC and Empire Petroleum Corporation (incorporated herein by reference to Exhibit 10.8 to the Company’s Form 10-Q for the quarter ended September 30, 2023, which was filed on November 13, 2023).

10.12

Revolver Loan Agreement, dated as of December 29, 2023, by and between Empire North Dakota LLC and Empire ND Acquisition LLC, as borrowers, and Equity Bank, as lender (incorporated herein by reference to Exhibit 10 to the Company’s Form 8-K dated December 29, 2023, which was filed on January 5, 2024).

10.13

Empire Petroleum Corporation Promissory Note Due February 15, 2026 in the aggregate principal amount of $5.0 million in favor of Energy Evolution Master Fund, Ltd. (incorporated herein by reference to Exhibit 10 to the Company’s Form 8-K dated February 16, 2024, which was filed on February 21, 2024).

10.14*	Empire Petroleum Corporation 2024 Stock and Incentive Compensation Plan (incorporated herein by reference to Annex A to the Company’s Proxy Statement on Schedule 14A, filed on April 29, 2024).

10.15

Note Repayment and Loan Termination Agreement dated as of July 31, 2024, by and among Petroleum Independent & Exploration, LLC, Empire Texas LLC and Empire Petroleum Corporation (incorporated herein by reference to Exhibit 10 to the Company’s Form 8-K dated July 31, 2024, which was filed on August 6, 2024).

10.16

First Amendment to Revolver Loan Agreement dated as of November 18, 2024, by and between Empire North Dakota LLC and Empire ND Acquisition LLC, as borrowers, and Equity Bank, as lender (incorporated herein by reference to Exhibit 10 to the Company’s Form 8-K dated November 18, 2024, which was filed on November 22, 2024).

10.17

Empire Petroleum Corporation Promissory Note due June 17, 2027 in the aggregate principal amount of $4.0 million in favor of Phil E. Mulacek (incorporated herein by reference to Exhibit 10 to the Company’s Form 8-K dated June 17, 2025, which was filed on June 23, 2025).

10.18

Second Amendment to Revolver Loan Agreement dated as of June 18, 2025, by and between Empire North Dakota LLC, Empire ND Acquisition LLC, and Empire Texas Development LLC, as borrowers, and Equity Bank, as lender (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2025, which was filed on August 13, 2025).

10.19

Empire Petroleum Corporation Promissory Note due September 23, 2027 in the aggregate principal amount of $4.0 million in favor of Phil E. Mulacek (incorporated herein by reference to Exhibit 10 to the Company’s Form 8-K dated September 24, 2025, which was filed on September 26, 2025).

10.20

Letter Agreement dated November 5, 2025 between Empire Petroleum Corporation and Phil E. Mulacek (incorporated herein by reference to Exhibit 10 to the Company’s Form 8-K dated November 5, 2025, which was filed on November 7, 2025).

10.21

Third Amendment to Revolver Loan Agreement dated as of December 29, 2025, by and between Empire North Dakota LLC, Empire ND Acquisition LLC, and Empire Texas Development LLC, as borrowers, and Equity Bank, as lender, (incorporated herein by reference to Exhibit 10 to the Company’s Form 8-K dated December 29, 2025, which was filed on January 5, 2026).

10.22

Empire Petroleum Corporation Promissory Note due May 19, 2026 in the aggregate principal amount of $3.0 million in favor of Phil E. Mulacek (incorporated herein by reference to Exhibit 10 to the Company’s Form 8-K dated February 19, 2026, which was filed on February 23, 2026).

19

Empire Petroleum Corporation Insider Trading Policy (incorporated herein by reference to Exhibit 19 to the Company’s Form 10-K for the fiscal year ended December 31, 2024, which was filed on March 27, 2025).

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
97*

Empire Petroleum Corporation Policy for the Recovery of Erroneously Awarded Compensation (incorporated herein by reference to Exhibit 97 to the Company’s Form 10-K for the fiscal year ended December 31, 2023, which was filed on March 28, 2024).

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

Empire Petroleum Corporation

Date: March 13, 2026	By:	/s/ Michael R. Morrisett
Name: Michael R. Morrisett
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael R. Morrisett	Director, President and Chief Executive Officer	March 13, 2026
MICHAEL R. MORRISETT	(Principal Executive Officer and Principal Financial Officer)

/s/ Matthew E. Watson	Chief Accounting Officer	March 13, 2026
MATTHEW E. WATSON	(Principal Accounting Officer)

/s/ Phil E. Mulacek	Director and Chairman of the Board	March 13, 2026
PHIL E. MULACEK

/s/ Andrew L. Lewis	Director	March 13, 2026
ANDREW L. LEWIS

/s/ Mason H. Matschke	Director	March 13, 2026
MASON H. MATSCHKE

/s/ Benjamin J. Marchive II	Director	March 13, 2026
BENJAMIN J. MARCHIVE II

/s/ J. Kevin Vann	Director	March 13, 2026
J. KEVIN VANN

EMPIRE PETROLEUM CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Empire Petroleum Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Empire Petroleum Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

The estimation of proved developed producing reserves of oil and natural gas properties used in the determination of impairment expense under the successful efforts method of accounting

As described further in Note 2 to the financial statements, the Company accounts for its oil and natural gas properties using the successful efforts method of accounting, which requires management to make estimates of proved reserve volumes and future discounted net cash flows to record impairment expense. In addition, the estimation of proved reserves is impacted by management’s judgments and estimates regarding the financial performance of its wells to determine if its wells are expected, with reasonable certainty, to be economical under the appropriate pricing assumptions and expected production costs projections, which is then discounted at a rate commensurate with the risk of the proved developed producing reserves. We identified the estimation of proved reserves attributable to oil and natural gas properties, due to its impact on impairment expense, as a critical audit matter.

The principal considerations for our determination that the estimation of proved developed producing reserves is a critical audit matter is that changes in certain inputs and assumptions, which include a high degree of subjectivity, necessary to estimate the volume and future discounted net cash flows of the Company’s reserves, could have a significant impact on the measurement of impairment expense. In turn, auditing those inputs and assumptions required subjective and complex auditor judgment. Our audit procedures related to the estimation of proved developed producing reserves included the following, among others:

●	We evaluated the level of knowledge, skill, and ability of the Company’s petroleum engineering specialists, made inquiries of those specialists regarding the process followed and judgments made to estimate the Company’s reserve volumes.

●	Identified inputs and assumptions that were significant to the determination of proved developed producing reserve volumes and tested management’s process of determining the significant inputs and assumptions, as follows:
•	Compared the pricing used in the reserve report to relevant published pricing benchmarks along with recalculating the realized differentials experienced by the Company;
•	Vouched, on a sample basis, the working and net revenue interests used in the reserve report to underlying land and division order records;
•	Assessed forecasted production estimates by comparing forecasted production amounts in the current year reserve report to the actual historical production amounts in the current year, in total and for a sample of individual wells;
•	Applied analytical procedures on inputs to the reserve report by comparing to historical actual results;
•	Assessed the inflation factors used on future pricing and production costs to historical published inflation percentages; and
•	Assessed the appropriateness of the discount rate used to arrive at the net present value of future cash flows.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2022.

Tulsa, Oklahoma

March 13, 2026

EMPIRE PETROLEUM CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	As of December 31,
	2025	2024
ASSETS
Current Assets:
Cash	$1,189	$2,251
Accounts Receivable	5,122	8,155
Inventory	1,262	1,305
Prepaids	607	640
Total Current Assets	8,180	12,351

Property and Equipment:
Oil and Natural Gas Properties, Successful Efforts	148,238	140,675
Less: Accumulated Depletion, Amortization and Impairment	(93,425)	(31,974)
Total Oil and Gas Properties, Net	54,813	108,701
Other Property and Equipment, Net	1,486	1,391
Total Property and Equipment, Net	56,299	110,092

Other Noncurrent Assets	1,394	1,425

Total Assets	$65,873	$123,868

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$10,799	$10,452
Accrued Expenses	12,616	10,348
Current Portion of Lease Liability	286	400
Current Portion of Long-Term Debt	641	70
Total Current Liabilities	24,342	21,270

Long-Term Debt	14,415	11,266
Long-Term Note Payable - Related Party, net (Note 7)	1,023	—
Long-Term Lease Liability	12	144
Derivative Instruments (Note 7)	281	—
Asset Retirement Obligations	30,406	28,423
Total Liabilities	70,479	61,103

Commitments and Contingencies (Note 14)

Stockholders’ Equity:
Series A Preferred Stock - $0.001 Par Value, 10,000,000 Shares Authorized, 6 and 6 Shares Issued and Outstanding, Respectively	—	—
Common Stock - $0.001 Par Value 190,000,000 Shares Authorized, 34,855,815 and 33,667,132 Shares Issued and Outstanding, Respectively	94	93
Additional Paid-in-Capital	148,191	143,489
Accumulated Deficit	(152,891)	(80,817)

Total Stockholders’ Equity (Deficit)	(4,606)	62,765

Total Liabilities and Stockholders’ Equity	$65,873	$123,868

The accompanying notes are an integral part of these consolidated financial statements.

EMPIRE PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	For the Years Ended December 31,
	2025	2024
Revenue:
Oil Sales	$31,648	$41,515
Gas Sales	898	344
Natural Gas Liquids Sales	1,616	2,133
Total Product Revenues	34,162	43,992
Other	41	47
Gain (Loss) on Derivatives	—	(389)
Total Revenue	34,203	43,650

Costs and Expenses:
Lease Operating Expense	25,223	27,545
Production and Ad Valorem Taxes	2,854	3,770
Depreciation, Depletion & Amortization	10,595	9,256
Impairment	51,289	—
Accretion of Asset Retirement Obligation	2,139	2,007
General and Administrative:
General and Administrative	11,995	12,582
Stock-Based Compensation	1,423	2,156
Total General and Administrative	13,418	14,738

Total Cost and Expenses	105,518	57,316

Operating Loss	(71,315)	(13,666)

Other Income and (Expense):
Interest Expense	(1,547)	(1,515)
Other Income (Expense)	788	(1,017)

Loss Before Taxes	(72,074)	(16,198)

Income Tax Benefit (Provision)	—	—

Net Loss	$(72,074)	$(16,198)

Net Loss per Common Share:
Basic	$(2.12)	$(0.54)
Diluted	$(2.12)	$(0.54)

Weighted-Average Number of Common Shares Outstanding:
Basic	34,056,054	30,064,856
Diluted	34,056,054	30,064,856

The accompanying notes are an integral part of these consolidated financial statements.

EMPIRE PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

	Common Stock		Preferred Stock
				Par	Additional	Accumulated
	Shares	Par Value	Shares	Value	Paid-in-Capital	Deficit	Total
Balances as of December 31, 2023	25,503,530	$85	6	$—	$99,490	$(64,619)	$34,956
Net Loss	—	—	—	—	—	(16,198)	(16,198)
Rights Offerings (Note 9)	6,112,430	6	—	—	30,478	—	30,484
Partial Conversion of Option to Purchase (Note 3)	616,800	1	—	—	3,232	—	3,233
Warrants Exercised	128,800	—	—	—	950	—	950
Conversion of Related-Party Note (Note 7)	1,005,427	1	—	—	7,247	—	7,248
Stock-Based Compensation	300,145	—	—	—	2,092	—	2,092
Balances as of December 31, 2024	33,667,132	$93	6	$—	$143,489	$(80,817)	$62,765
Net Loss	—	—	—	—	—	(72,074)	(72,074)
Rights Offerings (Note 9)	469,351	—	—	—	2,358	—	2,358
Debt Discount Related to Warrants (Note 7)	—	—	—	—	144	—	144
Options Exercised	589,100	1	—	—	777	—	778
Warrants Exercised	14	—	—	—	—	—	—
Stock-Based Compensation	130,218	—	—	—	1,423	—	1,423
Balances as of December 31, 2025	34,855,815	$94	6	$—	$148,191	$(152,891)	$(4,606)

The accompanying notes are an integral part of these consolidated financial statements.

EMPIRE PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2025	2024
Cash Flows From Operating Activities:
Net Loss	$(72,074)	$(16,198)

Adjustments to Reconcile Net Loss to Net Cash (Used In) Provided By Operating Activities:
Stock-Based Compensation	1,423	2,156
Amortization of Right-of-Use Assets	469	540
Depreciation, Depletion & Amortization	10,595	9,256
Accretion of Asset Retirement Obligations	2,139	2,007
Impairment of Oil and Natural Gas Properties	51,289	—
Loss on Commodity Derivatives	—	389
Net Settlements on Derivative Instruments	—	18
Loss (Gain) on Financial Derivatives (Note 7)	(581)	998
Amortization of Debt Discount on Convertible Notes	29	500
Amortization of Debt Issuance Costs	113	—
Loss on Extinguishment of Debt	—	10
Gain on Sale of Oil and Natural Gas Properties	(168)	—
Gain on Sale of Other Fixed Assets	(30)	—
Change in Operating Assets and Liabilities:
Accounts Receivable	369	(357)
Inventory, Oil in Tanks	43	129
Prepaids, Current	574	608
Accounts Payable	541	5,020
Accrued Expenses	1,463	2,144
Other Long-Term Assets and Liabilities	(140)	(1,063)
Net Cash (Used In) Provided By Operating Activities	(3,946)	6,157

Cash Flows From Investing Activities:
Disposal of Oil and Natural Gas Properties	575	—
Capital Expenditures - Oil and Natural Gas Properties (1)	(4,754)	(53,219)
Disposal of Other Fixed Assets	51	—
Purchase of Other Fixed Assets	(54)	(152)
Cash Paid for Right-of-Use Assets	(431)	(499)
Net Cash Used In Investing Activities	(4,613)	(53,870)

Cash Flows From Financing Activities:
Borrowings on Credit Facility	3,000	6,650
Proceeds from Promissory Notes - Related Party (Note 7)	4,000	5,000
Payments on Promissory Note - Related Party (Note 7)	(2,000)	—
Principal Payments of Debt	(639)	(592)
Proceeds from Rights Offering, net of transaction costs (Note 9)	2,358	30,484
Proceeds from Stock Issuance and Warrant Exercises	778	629
Net Cash Provided By Financing Activities	7,497	42,171

Net Change in Cash	(1,062)	(5,542)

Cash - Beginning of Period	2,251	7,793

Cash - End of Period	$1,189	$2,251

Supplemental Cash Flow Information:
Cash Paid for Interest	$1,320	$894
(1)	Incurred capital expenditures were $4.6 million and $42.2 million for the respective periods. The difference between incurred and cash capital expenditures is due to changes in related accounts payable.

The accompanying notes are an integral part of these consolidated financial statements.

EMPIRE PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Note 1 - Organization and Basis of Presentation

Empire Petroleum Corporation (the “Company”, collectively with its subsidiaries) is an independent energy company operator engaged in optimizing developed production by employing field management methods to maximize reserve recovery while minimizing costs. Empire operates primarily from the following wholly-owned subsidiaries in its areas of operations:

●	Empire New Mexico LLC (“Empire New Mexico”)
●	Empire North Dakota LLC (“Empire North Dakota”)
●	Empire Texas LLC (“Empire Texas”)
●	Empire Louisiana LLC (“Empire Louisiana”)

Empire was incorporated in the State of Delaware in 1985. The consolidated financial statements of Empire Petroleum Corporation and subsidiaries include the accounts of the Company and its wholly-owned subsidiaries. The terms “Company,” “we,” “us,” “our,” and similar terms refer to Empire Petroleum Corporation and its subsidiaries.

Liquidity and Going Concern

The Company has a revolving line of credit agreement (Note 7) with Equity Bank which requires the Company to maintain compliance with certain financial covenants computed on a quarterly and annual basis. As of December 31, 2025, the Company was in compliance with all required covenants and projected to be in compliance with all debt covenants over the next 12 months. However, the Company carried a negative working capital of approximately $16.2 million as of December 31, 2025. Working capital decreased by approximately $7.2 million from prior year primarily due to the overall pricing environment reducing operating cash flows, capital spend on various projects within Texas and North Dakota resulting in increased payables as operating cash flows decline, and lower overall production from redrilling and operational activity resulting in certain wells being down for a period of time during the period. Additionally, the Company’s debt obligations continue to increase with various related parties as discussed below. To meet its obligations, the Company increased its revolver commitment to $20.0 million in November 2024 which had approximately $2.5 million remaining unused commitment as of December 31, 2025; however, the revolver commitment is reduced monthly by $0.25 million commencing on December 31, 2024 (Note 7), limiting future access to capital. Further, the Company entered into a promissory note and a convertible note with Phil Mulacek in June 2025 and September 2025, respectively. Each respective note provided up to $4.0 million of available borrowing capacity. As of December 31, 2025, the promissory note had fully expired and the convertible note had $2.0 million outstanding. The Company may borrow up to an additional $2.0 million of the convertible note’s available principal at the discretion of Mr. Mulacek, per the terms of the agreement (Note 7). The Company also issued warrants to Mr. Mulacek in connection with the convertible note (Note 7). Further, a subscription rights offering was completed in August 2025, which raised approximately $2.5 million of gross proceeds (Note 9). A portion of these proceeds were used to settle $2.0 million of the outstanding balance of the promissory note with Mr. Mulacek, per the terms of the note, during the third quarter. In February 2026, the Company entered into a convertible note with Mr. Mulacek for $3.0 million to be used towards full settlement of the convertible note in September 2025 and general working capital needs. In March 2026, this note was fully converted to common shares (Note 7). An additional subscription rights offering was also announced and expected to raise gross proceeds of up to $10.0 million (Note 9). While these transactions provide additional funding towards the Company’s obligations, the Company expects to have negative working capital for the next 12 months and future expected operating cash flows do not sufficiently meet the Company’s obligations. Given the negative working capital and insufficient expected operating cash flow there is substantial doubt about the Company’s ability to continue as a going concern.

Given the negative working capital and insufficient expected operating cash flow there is substantial doubt about the Company’s ability to continue as a going concern. Empire has committed financial support from Phil Mulacek who owns approximately 24.5% of our common stock outstanding as of December 31, 2025, and Energy Evolution Master Fund, Ltd. (“Energy Evolution”), our largest stockholder, who owns approximately 30.8% of our common stock outstanding as of December 31, 2025. Both are related parties of the Company (Note 13). Mr. Mulacek and Energy Evolution are willing and able to provide these additional funds for Empire to continue to meet its obligations over the next 12 months. These additional funds may be raised through related party warrants or a related party note payable that may or may not have conversion rights into shares of common stock of Empire.

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

Estimated quantities of crude oil, natural gas and NGLs reserves are the most significant of the Company’s estimates. All reserve data used in the preparation of the consolidated financial statements, including depletion estimates, and information included in Note 18 - Supplemental Information of Oil and Natural Gas Producing Activities (Unaudited), are based on estimates. Reservoir engineering is a subjective process of estimating underground accumulations of crude oil, natural gas and NGLs. There are numerous uncertainties inherent in estimating quantities of proved crude oil, natural gas and NGLs reserves. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, reserve estimates may be different from the quantities of crude oil, natural gas and NGLs that are ultimately recovered.

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

Receivables are stated at amounts due, net of an allowance for credit losses, if necessary and are considered past due if full payment is not received by the contractual due date. The Company estimates uncollectible amounts based on the length of time that the accounts receivable has been outstanding, historical collection experience and current and future economic and market conditions, if failure to collect is expected to occur. Past due accounts are generally written off against the allowance for credit losses account only after all collection attempts have been exhausted. The Company did not have an allowance for credit losses at either December 31, 2025 or 2024.

The Company’s accounts receivable are as follows:

	December 31,	December 31,
	2025	2024
Oil, Gas and NGLs receivables	$1,684	$2,628
Joint interest billings	2,648	5,072
Joint interest billings - related party	762	394
Other	28	61
Total Accounts receivable	$5,122	$8,155

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

Convertible Debt and Derivative Instruments

In connection with Empire’s issuance of a promissory note in the first quarter of 2024 and third quarter of 2025, Empire bifurcated the respective embedded conversion options and recorded the embedded conversion options as long-term derivative liabilities in Empire’s consolidated balance sheets in accordance with FASB ASC 815, Derivatives and Hedging. The convertible debt and the derivative liabilities associated with the respective promissory notes were separately presented as long-term note payable – related party and long-term derivative instruments on the consolidated financial statements for the applicable periods. The convertible debt was carried at amortized cost. The derivative liabilities were remeasured at each reporting period using a binomial lattice model with changes in fair value recorded in other income (expense) of the applicable period’s consolidated statements of operations. The conversion option related to the 2024 promissory note was exercised in the second quarter of 2024. See Note 7 for further details.

The Company issued warrants with the promissory note in the third quarter of 2025 and determined they shall be classified as equity in accordance with FASB ASC 815, Derivatives and Hedging. The warrants were recorded as a discount to the long-term note payable – related party and presented as net on the consolidated balance sheets. The value of the discount was determined by using a Black-Scholes model and recorded at its estimated relative fair value on the date the warrants were issued. It will be amortized over the life of the corresponding promissory note within interest expense in the consolidated statements of operations. See Note 7 for further details.

From time to time the Company enters into hedge agreements to manage its exposure to oil and natural gas price fluctuations. The fair value of derivative contracts is recognized as an asset or liability on the Company’s consolidated balance sheets. Realized gain or loss is recognized as a component of revenue when the derivative contracts mature. For contracts which have not matured, an unrealized gain or loss is recorded based on the change in the fair value of the outstanding contracts.

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

Segment Reporting

The Company operates as one operating segment and one reportable segment which is engaged in the exploration, development, and production of oil, gas, and NGLs in New Mexico, North Dakota, Montana, Texas, and Louisiana, from which all of its revenues are derived and expenses incurred. All financial results are reviewed by the Chief Executive Officer (“CEO”), the Company’s Chief Operating Decision Maker (“CODM”), on a consolidated basis to evaluate performance of the Company. The single segment constitutes all of the consolidated entity and the accompanying consolidated financial statements and the notes to the accompanying consolidated financial statements are representative of such amounts. Refer to Note 17 for further discussion.

Debt Issuance Costs

Debt issuance fees, which are recorded at cost, net of amortization, are amortized over the life of the respective debt agreements utilizing the straight-line method. We had approximately $0.1 million and $0.2 million of unamortized debt issuance costs as of year-end December 31, 2025 and 2024, respectively. Unamortized debt issuance costs related to the Company’s credit facility are recorded in other noncurrent assets on the Company’s consolidated balance sheets.

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

Prior-Period Performance Obligations

The Company records revenue in the month that product is delivered to the purchaser. Settlement statements for certain natural gas and NGLs sales, however, may not be received for 30 to 90 days after the date the product is delivered, and as a result the Company is required to estimate the amount of product delivered to the purchaser and the price that will be received for the sale of the product. In these situations, the Company records the differences between its estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. Any identified differences between the Company’s revenue estimates and actual revenue received have historically been insignificant. For the years ended December 31, 2025 and 2024, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material.

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

Per Share Amounts

The Company calculates and discloses basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). The computation of basic earnings per share is computed by dividing earnings available to common stockholders by the weighted-average number of outstanding common shares during the period.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instrument’s complexity. The Company reflects transfers between the three levels at the beginning of the reporting period in which the availability of observable inputs no longer justifies classification in the original level. There were no transfers between fair value hierarchy levels for the years ended December 31, 2025 and 2024. See Note 16.

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

Recently Issued Accounting Pronouncements

The FASB periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. The Company has reviewed the recently issued pronouncements and concluded the following standards are applicable:

In December 2023, FASB, issued ASU 2023-09, Income Taxes: Improvements to Income Tax Disclosures (“Topic 740”). The guidance in Topic 740 improves the transparency of income tax disclosures by greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. The Company adopted the amendments in 2025 and applied the guidance on a retrospective basis. Adoption of the update resulted in additional disclosures in Note 11 – Income Taxes but did not impact the Company’s financial position, results of operations or liquidity.

In November 2024, FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (“Subtopic 220-40”), which expands disclosures around a public entity’s costs and expenses of specific items (i.e. employee compensation and depreciation, depletion and amortization), requires the inclusion of amounts that are required to be disclosed under US GAAP in the same disclosure as other disaggregation requirements, requires qualitative descriptions of amounts remaining in expense captions that are not separately disaggregated quantitatively, and requires disclosure of total selling expenses, and in annual periods, the definition of selling expenses. The amendment does not change or remove existing disclosure requirements. The amendment is effective for fiscal years beginning after December 15, 2026, and interim periods with fiscal years beginning after December 15, 2027. Early adoption is permitted, and the amendment can be adopted prospectively or retrospectively to any or all periods presented in the financial statements. Empire is currently assessing the impact of adopting this standard which is expected to only affect financial statement disclosures.

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

In December 2025, FASB issued ASU 2025-12, Codification Improvements. ASU 2025-12 is the latest in a series of updates that the FASB made to the existing GAAP literature to amend or supplement that literature related to minor change and corrections that have identified and made amendments to thirty-three ASC topics. This ASU is effective for annual reporting periods that begin after December 31, 2026, and interim periods within those annual reporting periods. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosure.

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

Proved oil and natural gas properties are reviewed for impairment at least annually, or as indicators of impairment arise. We performed an analysis of our oil and gas properties as of December 31, 2025, and determined facts and circumstances exist that indicate impairment on certain proved and unproved properties. We determined due to the general decline in market pricing a portion of our proved oil and gas properties have been deemed to be impaired because the assets are not expected to recover their entire carrying value through future cash flows. Additionally, our analysis identified certain proved and unproved properties where further development has ceased due to alternative opportunities and is not expected to continue in the foreseeable future and therefore determined to be fully impaired. The Company has recorded a total impairment loss of $51.3 million for the year ended December 31, 2025 as a result of our annual analysis. There were no indicators of impairment during the year ended December 31, 2024.

The aggregate capitalized costs of oil and natural gas properties are as follows:

	As of December 31,
	2025	2024
Proved properties	$141,079	$134,239
Unproved properties	6,533	3,858
Work in process	626	2,578
Gross capitalized costs	148,238	140,675
Accumulated depletion, amortization and impairment	(93,425)	(31,974)
Total Oil and gas properties, net	$54,813	$108,701

Depletion amortization expense related to oil and gas properties for the years ended December 31, 2025 and 2024, was approximately $10.2 million and $9.0 million, respectively.

Empire completed 13 wells in North Dakota related to our Starbuck Drilling Program during the year ended December 31, 2024 of which the final well began production during 2025.

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

On May 1, 2025, the Company amended its ability to further extend the Purchase Option to allow for payment of such extension to be made in cash in lieu of the Option Shares, due and payable on or before September 30, 2025. The Company made a cash payment to Energy Evolution on September 30, 2025 to extend the Purchase Option for an additional year.

On December 10, 2025, the Company entered into a letter agreement with Energy Evolution to acquire the remaining 40% of certain New Mexico interests and closed on the transaction on January 5, 2026. As consideration, Empire issued 562,500 shares of common stock based on an agreed upon price of $3.20 per share for an aggregate agreed upon value of $1.8 million.

In January 2026, Empire paid approximately $0.1 million for certain interests in undeveloped properties in North Dakota. The transaction is subject to customary regulatory procedures and will not be finalized until all proceedings are completed.

Net proceeds for the sale of certain non-core oil and natural gas properties totaled approximately $0.6 million during the year ended December 31, 2025 resulting in net gains of approximately $0.2 million which are reflected within other income (expense) on the consolidated statements of operations.

Other property and equipment consists of operating lease assets, vehicles, office furniture, and equipment with lives ranging from three to five years. The capitalized costs of other property and equipment are as follows:

	As of December 31,
	2025	2024
Other property and equipment, at cost	$4,163	$3,304
Less: accumulated depreciation	(2,677)	(1,913)
Total Other property and equipment, net	$1,486	$1,391

Depreciation expense related to other property and equipment for the years ended December 31, 2025 and 2024, was approximately $0.4 million and $0.3 million, respectively.

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

The Company’s asset retirement obligation activities are summarized in the following table:

	For the Years Ended December 31,
	2025	2024
Asset retirement obligations, beginning of period	$30,188	$28,168
Liabilities incurred from drilling activity and assumed in acquisitions	30	877
Revisions	—	—
Liabilities settled from plugging activity and disposals	(541)	(864)
Accretion expense	2,139	2,007
Asset retirement obligations, end of period	$31,816	$30,188
Less: current portion included in Accrued expenses	1,410	1,765
Asset retirement obligations, long-term	$30,406	$28,423

The liabilities incurred from drilling activity in 2025 and 2024 primarily relate to the completion of new wells as part of Empire’s North Dakota Starbuck Drilling Program. The liabilities assumed in acquisitions in 2024 relate to additional working interest acquired in New Mexico. (Note 3). The liabilities settled from disposals in 2025 relate to the divestiture of certain non-core oil and natural gas properties further described in Note 3. There were no liabilities settled from disposals in 2024.

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

The following table summarizes the net realized and unrealized amounts reported in earnings related to the oil derivative instruments:

	For the Years Ended December 31,
	2025	2024
Gain on derivatives, realized	$—	$18
Loss on derivatives, unrealized	—	(407)
Loss on derivatives, net	$—	$(389)

The following table represents the Company’s net cash receipts from derivatives:

	For the Years Ended December 31,
	2025	2024
Cash settlements received on oil derivatives, net	$—	$18

The Company did not have any open commodity derivative positions as of December 31, 2025. We entered into certain oil commodity derivative positions subsequent to December 31, 2025 through March 13, 2026 for approximately 90% of our estimated oil production for the remaining three quarters of 2026 at a blended price of $72.26.

Note 6 – Accrued Expenses

The following table represents the Company’s accrued expenses:

	As of December 31,
	2025	2024
Accrued and suspended third-party revenue	$8,202	$5,987
Accrued salaries and payroll taxes	854	1,091
Accrued production taxes	888	837
Asset retirement obligations - current	1,410	1,765
Accrued legal costs	805	-
Other	457	668
Total Accrued expenses	$12,616	$10,348

Note 7 – Debt Including Debt with Related Parties

The following table represents Empire’s outstanding debt as of the dates presented:

	As of December 31,
	2025	2024
Equity Bank Credit Facility	$14,146	$11,089
Note Payable to insurance provider, bears 8.25% interest, matures January 2026, monthly payments of principal and interest of $58,103	40	—
Equipment and vehicle notes, 0.00% to 9.59% interest rates, due in 2025 to 2030 with monthly payments ranging from $900 to $1,400 per month (1)	870	247
Total Debt	15,056	11,336
Less: Current Maturities on Credit Facility	(396)	—
Less: Current Maturities on Note Payable, Equipment and Vehicle Notes	(245)	(70)
Long-Term Debt	$14,415	$11,266
(1)	Weighted-average interest rate of 9.41% and 8.32% as of December 31, 2025 and 2024, respectively.

The following table represents Empire’s outstanding related-party debt as of the dates presented:

	As of December 31,
	2025	2024
Promissory Note - Related Party	$1,138	$—
Less: Debt discount on warrants issued with Promissory Note - Related Party	(115)	—
Long-Term Note Payable - Related Party, net	$1,023	$—

On December 29, 2023, Empire North Dakota and Empire ND Acquisition LLC (“Original Borrowers”), entered into a revolver loan agreement with Equity Bank (the “Credit Facility”). Pursuant to the Credit Facility (a) the initial revolver commitment amount is $10.0 million; (b) the maximum revolver commitment amount is $15.0 million; (c) commencing on January 31, 2024, and occurring on the last day of each calendar month thereafter, the revolver commitment amount is reduced by $150,000; (d) commencing on March 31, 2024, there are scheduled semiannual collateral borrowing base redeterminations each year on March 31 and September 30; (e) the final maturity date is December 29, 2026; (f) outstanding borrowings bear interest at a rate equal to the prime rate of interest plus 1.50%, and in no event lower than 8.50%; (g) a quarterly commitment fee is based on the unused portion of the commitments; and (h) Original Borrowers have the right to prepay loans under the Credit Facility at any time without a prepayment penalty.

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

On December 29, 2025, the Company entered into the Third Amendment to the Credit Facility (the “Third Amendment”). Pursuant to the Third Amendment, among other things, (a) the final maturity date was extended to December 29, 2028, (b) Borrowers delivered a replacement promissory note, (c) Empire Texas Development LLC executed and delivered an amended and restated security agreement, (d) Borrowers paid a fully earned and non-refundable loan extension fee of $0.05 million, and (e) the Company executed and delivered guarantor acknowledgment and ratification.

The Credit Facility requires Borrowers to maintain (a) a current ratio of 1.0 to 1.0 or more and (b) a ratio of funded debt to EBITDAX (as defined in the revolver loan agreement), calculated quarterly and annually based on a trailing twelve-month basis, of no more than 3.50 to 1.00. At December 31, 2025, the Borrowers were in compliance with all required covenants under the Credit Facility.

Promissory Note - Related Party

On February 16, 2024, Empire issued a promissory note (the “February Note”) in the aggregate principal amount of $5.0 million to Energy Evolution with a maturity date of February 15, 2026, (the “February Maturity Date”) and accrues interest at the rate of 7% per annum beginning March 31, 2024, and on each subsequent quarter end date until the February Maturity Date paid in cash or shares of common stock at the option of Energy Evolution. Any unpaid balance after the February Maturity Date accrues interest at 9% per annum. The February Note carries no penalties for prepayment without the consent of Energy Evolution if Empire provides written notification within at least five business days. At the discretion of Energy Evolution all or any portion of the outstanding principal amount of the February Note may be converted into shares of common stock at a conversion price of $6.25 per share, subject to customary adjustments, up to a maximum conversion shares amount of 800,000 (without giving effect to any interest that may be converted).

Empire determined that an embedded conversion feature included in the February Note required bifurcation from the host contract that is recognized as a separate derivative liability carried at fair value. The estimated fair value of the derivative liability, which represents a Level 3 valuation, was approximately $1.3 million as of March 31, 2024, and was determined using a binomial lattice model using certain assumptions and inputs discussed in Note 16. Accordingly, Empire recognized a gain on the fair value adjustment of the derivative liability in the amount of approximately $0.7 million. The conversion option was exercised by Energy Evolution on May 24, 2024, in exchange for 800,000 shares of common stock of the Company under the terms of the February Note and the fair value of the derivative was revalued as of that date resulting in a loss of $1.7 million in 2024. All of the other embedded features of the February Note were clearly and closely related to the debt host and did not require bifurcation as a derivative liability.

On June 17, 2025 (the “Original Issue Date”), the Company issued a promissory note (the “June Note”) in the aggregate principal amount of $4.0 million to Mr. Mulacek. On the Original Issue Date, Mr. Mulacek advanced the Company $2.0 million under the June Note (the “Original Issue Date Advance”). From time to time, during the period beginning 45 days after the Original Issue Date and ending 90 days after the Original Issue Date, the Company may request in writing that Mr. Mulacek advance up to another $2.0 million to the Company, provided that no Event of Default (as defined in the June Note) has occurred or is continuing. Within five business days of receipt of such notice, Mr. Mulacek shall either advance the funds requested (an “Additional Advance”) or decline to make such additional advance. The June Note may be prepaid at any time or from time to time without the consent of Mr. Mulacek and without penalty or premium.

The June Note matures on June 17, 2027 (the “June Maturity Date”) and accrues interest at the rate of 5.5% per annum. After the Maturity Date, any principal balance of the June Note remaining unpaid accrues interest at the rate of 9% per annum. All accrued but unpaid interest is payable in cash on the June Maturity Date, except upon the occurrence of an Event of Default, in which case all accrued and unpaid interest shall immediately be due and payable. In the event that after the Original Issue Date, the Company closes a sale of its equity (an “Equity Raise”), the Company shall promptly, but in no event later than five business days after receipt of the proceeds from such Equity Raise, repay the lesser of (a) the Original Issue Date Advance (including any interest or fees thereon) or (b) the amount of the Equity Raise to Mr. Mulacek (an “Equity Raise Repayment”). In the event the Company receives proceeds from the sale of any of its equity after an Equity Raise Repayment and an Additional Advance, the Company shall use such proceeds to promptly repay such Additional Advance, and all accrued and unpaid interest thereon, to Mr. Mulacek. In August 2025, Empire completed an Equity Raise further described in Note 9 and repaid the outstanding June Note balance and all accrued and unpaid interest.

On September 24, 2025, Empire issued a convertible promissory note (the “September Note”) in the aggregate principal amount of $4.0 million to Mr. Mulacek with a maturity date of September 23, 2027, (the “September Maturity Date”) and accrues interest at the rate of 5.5% per annum with interest paid in cash on March 31, 2026, and on each semi-annual end date until the September Maturity Date. Mr. Mulacek advanced to the Company $2.0 million (“First Advance”) payable in full at the September Maturity Date and an additional $2.0 million may be advanced from time to time from March 23, 2026 and for a period of six months thereafter, provided no Event of Default further described in the September Note has occurred. Any unpaid balance after the September Maturity Date accrues interest at the rate of 9% per annum. The September Note carries no penalties for prepayment without the consent of Mr. Mulacek if Empire provides written notification within at least five business days. At the discretion of Mr. Mulacek all or any portion of the outstanding principal amount of the September Note may be converted into shares of common stock at a conversion price of $4.27 per share, subject to customary adjustments up to a maximum conversion shares amount of 936,768. On November 5, 2025, the September Note was amended to increase the conversion price for the First Advance to $4.32 per share for a maximum conversion shares amount of 462,962 and to provide that any further advances are at the discretion of Mr. Mulacek. The conversion price for each subsequent advance shall be determined per the terms of the amendment on November 5, 2025. The Company repaid the full outstanding balance and all related interest in February 2026.

Empire determined that an embedded conversion feature included in the September Note required bifurcation from the host contract that is recognized as a separate derivative liability carried at fair value and revalued at each reporting period. The estimated fair value of the derivative liability, which represents a Level 3 valuation, was approximately $0.3 million as of December 31, 2025, and was determined using a binomial lattice model using certain assumptions and inputs discussed in Note 16. Accordingly, Empire recognized total gains on the fair value adjustment of the derivative liability in the amount of approximately $0.6 million for the year ended December 31, 2025, reflected within other income (expense) on the consolidated statements of operations. All of the other embedded features of the September Note were clearly and closely related to the debt host and did not require bifurcation as a derivative liability.

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

Empire determined the warrants shall be classified as equity and accounted for as a discount to the outstanding September Note balance at its relative fair value and amortized over the life of the September Note. The amortization shall be recognized within interest expense in the consolidated statements of operations. The estimated relative fair value of the warrants on the date the warrant certificate was issued was approximately $0.4 million and determined using a Black-Scholes model with certain assumptions and inputs discussed in Note 16. On the amendment date of November 5, 2025, the warrants were revalued using a Black-Scholes model to approximately $0.1 million. As of December 31, 2025, the unamortized discount was approximately $0.1 million.

On February 19, 2026, Empire issued a convertible promissory note (the “February 2026 Note”) in the aggregate principal amount of $3.0 million to Mr. Mulacek with a maturity date of May 19, 2026, and accrues interest at the rate of 5.5% per annum until the earlier of the date Mr. Mulacek elects to convert some or all of the February 2026 Note or the maturity date paid in cash. Any unpaid balance after the maturity date accrues interest at 9% per annum. The February 2026 Note carries no penalties for prepayment without the consent of Mr. Mulacek if Empire provides written notification within at least five business days. At the discretion of Mr. Mulacek all or any portion of the outstanding principal amount of the February 2026 Note may be converted into shares of common stock at a conversion price of $2.99 per share, subject to customary adjustments up to a maximum conversion shares amount of 1,003,344. In March 2026, Mr. Mulacek converted the full February 2026 Note for total common shares of 1,003,344 in accordance with the terms of the February 2026 Note. The Company also paid all outstanding interest in cash.

Note Payable - Related Party

On July 31, 2024, Empire Texas paid the remaining outstanding term loan balance with Petroleum & Independent Exploration, LLC and related entities (“PIE”), a related party (Note 13), of $1.1 million. As consideration for payment, Empire issued PIE 205,427 shares of common stock of Empire following the approval of a supplemental listing application by the NYSE American stock exchange in the third quarter of 2024.

Note 8 - Leases

As a lessee, the Company leases its corporate office headquarters in Tulsa, Oklahoma, and one field office. The leases expire between 2026 and 2027. The corporate office has an option to renew for an additional five-year term. The option to renew the lease is generally not considered reasonably certain to be exercised. Therefore, the period covered by such optional period is not included in the determination of the term of the lease and the lease payments during these periods are similarly excluded from the calculation of right-of-use lease asset and lease liability balances.

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

Right-of-use lease expense was approximately $0.5 million for both the years ended December 31, 2025 and 2024, respectively. Cash paid for right-of-use lease was approximately $0.4 million and $0.5 million for the respective periods.

Supplemental balance sheet information related to the right-of-use leases is as follows:

	As of December 31,
	2025	2024
Net operating lease asset (included in Other property and equipment, net)	$328	$604

Current portion of lease liability	$286	$400
Long-term lease liability	12	144
Total right-of-use lease liabilities	$298	$544

The weighted-average remaining term is 0.9 years, and the weighted-average discount rate is 7.58% for Empire’s right-of-use leases as of December 31, 2025.

Maturities of lease liabilities as of December 31, 2025, are as follows:

December 31,
2025
Year 1	$296
Year 2	12
Year 3	—
Year 4	—
Year 5	—
Total lease payments	308
Less: imputed interest	(10)
Total lease obligation	$298

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

On July 31, 2024, Petroleum & Independent Exploration, LLC and related entities (“PIE”), a related party (Note 13), Empire Texas, and Empire entered into a note repayment and loan termination agreement providing for the payment in full of the remaining outstanding amount of the approximate $1.1 million PIE loan As payment in full, Empire issued PIE 205,427 shares of common stock of Empire following the approval of a supplemental listing application by the NYSE American stock exchange in the third quarter of 2024.

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

In August 2025, Empire completed a subscription rights offering (the “August Rights Offering”) which raised gross proceeds of $2.5 million. Empire distributed at no charge to holders of its common stock, as of the close of business on July 10, 2025 (the record date for the August Rights Offering), one non-transferable subscription right for each whole share of common stock owned by that stockholder on the record date. Each subscription right entitled a rights holder to purchase one unit at a subscription price equal to $0.07367 per unit, each unit consisting of 0.0139 shares of the Company’s common stock and one rights warrant to purchase 0.0136 shares of the Company’s common stock equal to $5.46 per whole share. No fractional shares of common stock are issued in the rights offering, including upon exercise of the warrants. The subscription rights were initially set to expire if they were not exercised or extended at the discretion of the Company by July 25, 2025; however, this date was subsequently extended to August 20, 2025. The warrants expired 90 days after the August Extension Date. No warrants were exercised.

On September 24, 2025 and as amended on November 5, 2025, Empire issued Mr. Mulacek a warrant certificate granting him the right to purchase up to 138,889 shares of common stock of Empire at $4.32 per share in conjunction with the September Note further described in Note 7.

On December 10, 2025, Empire entered into a letter agreement with Energy Evolution to acquire the remaining 40% of certain New Mexico interests and closed the transaction on January 5, 2026. As consideration, the Company issued 562,500 shares of common stock on January 5, 2026, which is the closing date of the letter agreement, based on an agreed upon price of $3.20 per share for an aggregate agreed upon value of $1.8 million (Note 3).

In February 2026, Empire announced a subscription rights offering which was expected to raise gross proceeds of $6.0 million. Empire distributed at no charge to holders of its common stock, as of the close of business on February 2, 2026 (the record date), one non-transferable subscription right for each whole share of common stock owned by that stockholder on the record date. Each subscription right entitled the holder to purchase 0.057 shares of common stock at a subscription price of $2.99 per whole share. The offering includes an oversubscription privilege, which entitles stockholders who fully exercise their subscription rights the right to purchase at the same exercise price additional units in the rights offering that other stockholders do not purchase, subject to availability and pro-rata allocation of units among rights holders exercising such oversubscription privilege. No fractional shares of common stock will be issued in the rights offering. The subscription rights were set to expire if they were not exercised or extended at the discretion of the Company by February 27, 2026. On February 25, 2026, the subscription rights offering was modified to entitle each holder to purchase 0.095 shares of common stock at a subscription price of $2.99 per one whole share of common stock for gross proceeds of up to approximately $10.0 million. The expiration date was also extended to March 18, 2026.

See Note 13 for information regarding other transactions where shares of common stock of the Company were issued.

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

On April 3, 2019, the Board of Directors of the Company adopted the Empire Petroleum Corporation 2019 Stock Option Plan (the “2019 Stock Option Plan”). The total number of shares of common stock that may be issued pursuant to stock options under the 2019 Stock Option Plan was 2,500,000. On August 27, 2021, the Board of Directors of the Company adopted the Company’s 2021 Stock and Incentive Compensation Plan (the “2021 Incentive Plan”) which was subsequently approved by stockholders of the Company. As a result of such approval, no further awards will be made under the 2019 Incentive Plan. The total number of shares of common stock that could be issued pursuant to the 2021 Incentive Plan is 750,000. On August 26, 2022, the stockholders of the Company approved the Company’s 2022 Stock and Incentive Compensation Plan (the “2022 Incentive Plan”) which reserves 750,000 shares of the Company’s common stock for issuance thereunder. As a result of such approval, no further awards will be made under the 2021 Incentive Plan. On June 9, 2023, the stockholders of the Company approved the Company’s 2023 Stock and Incentive Compensation Plan (the “2023 Incentive Plan”) which reserves 700,000 shares of the Company’s common stock for issuance thereunder. As a result of such approval, no further awards will be made under the 2022 Incentive Plan. On June 14, 2024, the Board of Directors adopted the Company’s 2024 Stock and Incentive Compensation Plan (the “2024 Incentive Plan”) which reserves 700,000 shares of the Company’s common stock for issuance thereunder. As a result of such approval no further awards will be made under the 2023 Incentive Plan. The 2024 Incentive Plan authorizes the grant of non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, cash-based awards and other stock-based awards (restricted stock awards, restricted stock units, performance shares and performance units are collectively referred to as restricted stock units for purposes of this Note). At December 31, 2025, 346,391 shares of our common stock were available for future grants.

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

RSUs are generally granted with 12-month, 13-month, or 3-year service periods. Total value assigned to the RSUs granted in 2025 based on grant date price approximated $0.7 million. For both the years ended December 31, 2025 and 2024, approximately $0.9 million of compensation expense related to RSUs was recognized. At December 31, 2025, approximately $0.4 million of unrecognized compensation expense remained and will be recognized on a straight-line basis depending on the service period of each grant.

The following summary reflects nonvested restricted stock unit activity and related information:

		Weighted-Average
	Shares	Fair Value (1)
Outstanding, December 31, 2023	204,817	$10.61
Granted	106,260	5.29
Vested (2)	(162,034)	9.79
Forfeited	(22,500)	11.05
Outstanding, December 31, 2024	126,543	$7.11
Granted	124,074	5.87
Vested (2)	(134,218)	7.03
Forfeited	(27,600)	5.36
Outstanding, December 31, 2025	88,799	$6.13
(1)	Shares are valued at the grant-date market price.
(2)	Total fair value of RSUs vested was approximately $0.9 million and $1.6 million for the years ended December 31, 2025 and 2024, respectively.

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

The following table summarizes the weighted-average fair value and assumptions:

	2025	2024
Weighted-average grant-date fair value of stock options	$ 1.90	$ 3.25
Stock Options Valuation Assumptions:
Risk-free interest rate	4.2%	4.5%
Dividend yield	0.0%	0.0%
Expected volatility	63.2%	73.9%
Expected option life (in years)	3.29	5.00
Other pricing model inputs:
Weighted-average grant-date market prices of Empire stock (strike price)	$ 4.55	$ 5.12

For the years ended December 31, 2025 and 2024, approximately $0.4 million and $1.1 million of compensation expense related to stock options was recognized. At December 31, 2025, approximately $0.5 million of unrecognized compensation expense remained and will be recognized on a straight-line basis depending on the service period of each grant.

The following summary reflects stock option activity and related information:

		Weighted-Average
	Options (2)	Exercise Price (3)
Outstanding, December 31, 2023	2,065,381	$4.89
Granted	149,335	5.12
Exercised	(193,866)	1.35
Cancelled	(135,000)	12.17
Outstanding, December 31, 2024	1,885,850	$4.75
Granted	21,000	4.55
Exercised	(589,100)	1.32
Cancelled	(56,250)	8.79
Outstanding, December 31, 2025 (1)	1,261,500	$6.17
Exercisable, December 31, 2025 (1)	984,333	$5.73
(1)	Stock options outstanding and exercisable had an aggregate intrinsic value of ($3.9) million and ($2.7) million, respectively.
(2)	Stock options outstanding at December 31, 2025 had weighted-average remaining contract term of 3.39 years.
(3)	Stock options outstanding at December 31, 2025 had an exercise price range of $1.32 to $12.36.

Note 11 – Income Taxes

The Company operates exclusively within the U.S. and is subject to U.S. federal and various state income tax. Any impacts of state income taxes is primarily attributable to New Mexico and North Dakota, which represents more than 50% of the total state tax effect for the years ended December 31, 2025 and 2024.

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

At December 31, 2025, the Company had approximately $59.7 million federal NOLs generated in prior years available to offset against future taxable income, net of NOLs expected to expire unused due to IRC Section 382 limitations. Of the $59.7 million NOLs, approximately $59.3 million relate to periods after 2017 and have an indefinite life. Additionally, approximately $0.4 million will begin to expire between 2025-2037 if not used.  Approximately $1.1 million of the NOLs were limited as of December 31, 2025, due to previous ownership changes.

For both 2025 and 2024, our effective tax rates were 0%. Other than the full year of 2022, Empire has generated net operating losses since inception, which would normally reflect a tax benefit in the consolidated statements of operations and a deferred asset on the consolidated balance sheets. However, because of the current uncertainty as to Empire’s ability to achieve sustained profitability, a full valuation reserve has been established that offsets the amount of any tax benefit available for each period presented in the consolidated statements of operations.

The Company did not have any current or deferred state or federal income tax expense for the years ended December 31, 2025 and 2024.

As a result of the continued net operating losses, we have made no cash payments of U.S. federal or state income taxes, net of refunds, as of December 31, 2025 or 2024, respectively.

Deferred tax assets and liabilities are the result of temporary differences between the financial statement carrying values and the tax basis of assets and liabilities. The Company’s net tax position is as follows:

	As of December 31,
	2025	2024
Deferred tax assets:
Loss carry-forwards	$14,521	$9,249
Stock option grants	1,563	2,527
Asset retirement obligation	1,939	7,955
Other	1,040	784
Total deferred tax assets	19,063	20,515
Deferred tax liabilities:
Oil and gas properties	9,564	(7,863)
Other property and equipment	(31)	(62)
Financial Derivatives	(1)	—
Lease liabilities	(7)	(15)
Total deferred tax liabilities	9,525	(7,940)

Net deferred tax asset before valuation allowance	28,588	12,575

Valuation allowance	(28,588)	(12,575)
Net deferred taxes	$—	$—

Utilization of the Company’s loss carryforwards is dependent on realizing taxable income. The Company’s recorded valuation allowances of approximately $28.6 million and $12.6 million as of December 31, 2025 and 2024, respectively, are due to the uncertainty related to its ability to utilize some of its deferred income tax assets, primarily consisting of net operating loss carryforwards prior to expiration or the limitation under Section 382 as discussed above.

The following table presents a reconciliation of its income tax (benefit) provision and effective income tax rate to the U.S. statutory income tax rate:

	For the Years Ended December 31,
	2025		2024
Benefit at statutory rate	$(15,136)	21.0%	$(3,402)	21.0%
State Taxes	(854)	1.2%	(7)	0.0%
Effect of changes in rates enacted in the current period	734	(1.0)%	—	-%
Valuation Allowance	14,470	(20.1)%	3,178	(19.6)%
Nondeductible Expenses
Stock options exercised	(17)	0.0%	(135)	0.8%
Other	14	(0.0)%	15	(0.1)%
Other
Return to Accrual	911	(1.3)%	36	(0.2)%
Derivative Liability, Promissory Note Conversion	(122)	0.2%	315	(1.9)%
Income tax (benefit) provision	$—	-%	$—	-%

The Company has evaluated all tax positions for which the statute of limitations remains open and believes that the material positions taken would more likely than not be sustained by examination. Therefore, at December 31, 2025, the Company has not established any reserves for, nor recorded any unrecognized benefits related to uncertain tax positions.

The Company’s only taxing jurisdiction is the United States. The Company’s tax years 2022 to present remain open for federal examination. Additionally, tax years 2005 through 2021 remain subject to examination for the purpose of determining the amount of federal NOL and other carryforwards. The number of years open for state tax audits varies, depending on the state, but is generally from three to five years.

Tax Legislation

On July 4, 2025, the U.S. enacted H.R. 1, informally referred to as the One Big Beautiful Bill Act ("OBBBA”) and contains a broad range of changes to the U.S. federal income tax laws and makes permanent or modifies certain provisions of the Tax Cuts and Jobs Act. Among other provisions, the OBBBA includes permanently restoring an EBITDA-based business interest deduction limitation, 100% bonus depreciation for certain property and immediate expensing for certain domestic research and experimental expenditures. We determined the OBBBA did not have a material impact on our consolidated financial statements for the year ending December 31, 2025. Any impacts of these changes are reflected within income tax provision (benefit) on the consolidated statements of operations for the year ended December 31, 2025. We continue to monitor further legislative developments and administrative guidance.

Note 12 – Loss per Share

Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses. As a result, if there is a loss from continuing operations, Diluted EPS is computed in the same manner as Basic EPS. In addition, approximately 650,000 options were excluded in the current period Diluted EPS computation due to the option exercise price exceeding the weighted-average market price of our common shares.

The following table summarizes the calculation of loss per share:

	As of December 31,
	2025	2024
Net Loss	$(72,074)	$(16,198)

Basic Weighted-Average Shares	34,056,054	30,064,856
Effect of Dilutive Securities:
Dilutive effect of potential common shares issuable (1)	—	—
Diluted Weighted-Average Shares	34,056,054	30,064,856
Loss per Common Share
Basic	$(2.12)	$(0.54)
Diluted	$(2.12)	$(0.54)
(1)	At December 31, 2025, the Company had approximately 0.7 million of stock options, warrants, outstanding restricted stock units, and convertible debt excluded from the diluted shares calculation as their inclusion would be anti-dilutive due to a net loss for the period. At December 31, 2024, the Company had approximately 1.0 million of stock options and outstanding restricted stock units excluded as their effect would have been anti-dilutive due to a net loss for the respective periods.

Note 13 – Related Party Transactions

Energy Evolution is a related party of the Company as it beneficially owns approximately 30.8% of the Company’s outstanding shares of common stock as of December 31, 2025. In October 2021, a member of Energy Evolution and a board member of Energy Evolution were appointed to the Company’s Board of Directors. The board member of Energy Evolution, Mr. Mulacek, separately beneficially owns approximately 24.5% of the Company’s outstanding shares of common stock as of December 31, 2025 and is also a majority owner of PIE.

The Company has a shared services agreement with PIE that includes access to administrative, engineering and support-services as well as building and insurance services. The agreement provides that the Company will reimburse PIE for the out-of-pocket costs incurred by PIE in providing such services to the Company.

The Company had a joint development agreement with PIE to perform recompletion or workover on specified mutually agreed upon wells. In the third quarter of 2024, Empire issued PIE 205,427 shares of common stock of Empire as payment in full for this outstanding note balance of $1.1 million (Note 7).

On February 16, 2024, Empire issued the February Note to Energy Evolution. Energy Evolution advanced Empire $5.0 million under the February Note in the first quarter of 2024. On May 24, 2024, Energy Evolution elected to convert the February Note to shares of common stock of Empire and received 800,000 shares under the terms of the February Note (Note 7).

On April 9, 2024, Empire acquired 60% of certain New Mexico interests from Energy Evolution. As consideration, Empire issued Energy Evolution 600,000 shares of common stock of Empire based on an agreed upon price of $5.00 per share for an aggregate agreed upon value of $3.0 million. On August 8, 2024, Empire successfully extended its option to purchase the remaining interest with the issuance of 16,800 shares of common stock to Energy Evolution, and as such, Empire has the right to acquire the remaining interest for an exercise price of $2.0 million. On May 1, 2025, the Company amended its ability to further extend the Purchase Option to allow for payment for such extension to be made in cash in lieu of the Option Shares due and payable on or before September 30, 2025. The Company made a cash payment to Energy Evolution on September 30, 2025 to extend the Purchase Option for an additional year. On December 10, 2025, the Company entered into a letter agreement to acquire the remaining 40% of certain New Mexico interests with Energy Evolution and closed on January 5, 2026. As consideration, Empire issued 562,500 shares of common stock based on an agreed upon price of $3.20 per share for an aggregate agreed upon value of $1.8 million (Note 3).

On June 28, 2024, Energy Evolution exercised its warrants of Empire and received 128,800 shares in exchange for approximately $0.6 million (Note 9).

On June 17, 2025, the Company issued the June Note to Mr. Mulacek. Mr. Mulacek advanced Empire $2.0 million under the June Note in the second quarter of 2025 (Note 7). In August 2025, Empire completed an Equity Raise further described in Note 9 and repaid the outstanding June Note balance and all accrued and unpaid interest.

On September 24, 2025, Empire issued the September Note to Mr. Mulacek. Mr. Mulacek advanced Empire $2.0 million under the September Note in the third quarter of 2025 (Note 7).

On November 5, 2025, Mr. Mulacek exercised 589,100 stock options at an exercise price of $1.32 per share.

Accounts receivable on the consolidated balance sheet include approximately $0.8 million and $0.4 million receivable as of December 31, 2025 and 2024, respectively, from Energy Evolution. Accrued expenses on the consolidated balance sheet include approximately $0.1 million of revenue payable for both as of December 31, 2025 and 2024 to Energy Evolution.

Note 14 – Commitments and Contingencies

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

From time to time, the Company is subject to various legal proceedings arising in the ordinary course of business, including proceedings for which the Company may not have insurance coverage. While many of these matters involve inherent uncertainty, we evaluate legal proceedings on a regular basis and accrue a liability for such matters when the Company believes that a loss is probable, and the amount of the loss can be reasonably estimated.  Any such accruals are adjusted thereafter to reflect changed circumstances.  In the event the Company determines that (i) a loss to the Company is probable but the amount of the loss cannot be reasonably estimated, or (ii) a loss to the Company is less likely than probable but is reasonably possible, then the Company is required to disclose the matter herein, although the Company is not required to accrue such loss. As of the date hereof, the Company does not currently believe that any such legal proceedings will have a material adverse effect on the Company’s business, financial position, results of operations or liquidity other than the following matter:

On April 23, 2024, the Company was named as a defendant in civil action alleging breach of contract and unjust enrichment relating to certain services and equipment provided to the Company.  As of December 31, 2025, the Company accrued approximately $0.8 million associated with the resolution of this matter, including related legal fees.  The amount was paid in March 2026.

Agreed Compliance Order

In January 2024, the Company deposited $1.0 million into an escrow account in accordance with an Agreed Compliance Order (“ACO”) with the New Mexico Oil Conservation Division (“NMOCD”) for compliance work on certain inactive wells in New Mexico. Under the terms of the ACO, the escrow funds will be returned to the Company at a rate of $0.01 million for each well as the compliance work is completed. Empire is continuing to work with the NMOCD for all remaining compliance work to satisfy all requirements under the ACO and receive the remaining outstanding escrow amount of $0.2 million.

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

For the year ended December 31, 2025, the Company sold 66% of its oil, natural gas, and NGLs to three customers. For the year ended December 31, 2024, the Company sold 78% of its oil and natural gas production to four customers. No other purchaser accounted for more than 10% of our total revenues during the respective periods. The loss of these purchasers could result in a temporary interruption in sales or a lower price for production.

The Company’s cash balances may at times exceed Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company maintains cash accounts at reputable financial institutions.

Note 16 – Fair Value Measurements

The following table provides the carrying value and fair value measurement information for certain financial assets and liabilities. The carrying values of cash, accounts receivable, inventory, accounts payable, accrued expenses, lease liabilities, notes payables and equipment and vehicle notes included in the accompanying consolidated balance sheets approximated fair value at December 31, 2025 and 2024, as applicable, and generally represent Level 2 fair values due to their short-term nature. Therefore, such financial assets and liabilities are not presented in the following table:

			Fair Value Measurements Using:
	Carrying	Total Fair	Level 1	Level 2	Level 3
	Amount	Value	Inputs	Inputs	Inputs
December 31, 2025 liabilities
Debt - Credit Facility	$14,146	$14,146	$—	$14,146	$—
Debt - Convertible Promissory Note - Related Party, excluding debt discount	1,138	1,506	—	—	1,506
Derivative Instrument - Embedded Derivative	281	281	—	—	281

December 31, 2024 liabilities
Debt - Credit Facility	$11,089	$11,089	$—	$11,089	$—
Debt - Convertible Promissory Note - Related Party, excluding debt discount	—	—	—	—	—
Derivative Instrument - Embedded Derivative	—	—	—	—	—

The following methods and assumptions were used to estimate the fair values in the table above and other fair value measurements.

Level 2

Debt – The fair value of our Credit Facility variable rate debt approximates the carrying value as the underlying prime rate changes based on prevailing market rates. See below for discussion on the fair value determination of the related party promissory note.

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

Empire applies the provisions of fair value measurement on a non-recurring basis to its non-financial assets and liabilities, including oil and gas properties and asset retirement obligations. These assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments if events or changes in certain circumstances indicate that adjustments may be necessary. We determined certain proved and unproved oil and gas properties are not expected to recover their entire carrying value through future cash flows as well as a substantial change in certain circumstances and therefore recorded an impairment loss for the year ended December 31, 2025. We did not identify any impairments for the year ended December 31, 2024.

Warrants – The fair value of the warrants issued in connection with the September Note further described in Note 7 was measured using a Black-Scholes option pricing model. Key inputs for the Black-Scholes model include the stock price, exercise price, expected term, risk-free rate, volatility, and dividend yield. We consider this a Level 3 measurement within the fair value hierarchy as estimated volatility is generally unobservable and requires estimation.

Assets and Liabilities Measured at Fair Value on a Recurring Basis – In the determination of the fair value of the February Note and the September Note discussed further in Note 7 including the embedded conversion feature, Empire used a binomial lattice valuation model to value Level 3 derivative liabilities at inception and on subsequent valuation dates. This model incorporates transaction details such as Empire’s stock price, contractual terms of the respective notes, and unobservable inputs classified as Level 3 including risk-free rate and expected volatility. As of the conversion option exercise date of May 24, 2024, related to the February Note, these unobservable inputs were 5.0% and 46.9%, respectively. Due to the subjective nature of these inputs, the fair value measurement could differ materially under alternative assumptions.

Note 17 – Segment Reporting

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

The CODM is provided with the following significant segment expenses within lease operating expense on the consolidated statements of operations:

	For the Years Ended December 31,
	2025	2024
Production costs	$23,032	$21,626
Workover activity	1,507	4,768
Plugging and abandonment activity	684	1,151
Total Lease operating expense	$25,223	$27,545

Other segment items within consolidated net loss are all separately disclosed on the consolidated statements of operations. Segment asset information is not presented to and used by the CODM to allocate resources, assess performance or make strategic decisions.

Note 18 – Supplemental Information of Oil and Natural Gas Producing Activities (Unaudited)

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

The information below excludes proved undeveloped reserves. Below are the net quantities of net proved developed reserves of the Company’s properties:

	Oil (MBbls)	Gas (MMcf)	NGLs (MBbls)	MBoe
Balance, December 31, 2023	6,924	6,104	1,171	9,112
Acquisition of Reserves	198	240	35	274
Revisions	(90)	637	159	175
Extensions	550	—	—	550
Production	(581)	(917)	(150)	(884)
Balance, December 31, 2024	7,001	6,064	1,215	9,227
Acquisition of Reserves	—	—	—	—
Revisions	(556)	(847)	(30)	(727)
Extensions	—	—	—	—
Divestitures	(42)	(55)	(5)	(56)
Production	(525)	(862)	(150)	(818)
Balance, December 31, 2025	5,878	4,300	1,030	7,625

The acquisition of reserves for 2024 primarily relate to additional working interests in certain of the Company’s New Mexico properties (Note 3). The revisions for the respective periods primarily relate to changes in pricing and the extensions in 2024 relate to increased volumes from our Starbuck Drilling Program. The divestitures in 2025 relate to the sale of non-core oil and natural gas properties.

Costs Incurred Related to Oil and Gas Activities

Costs incurred include capitalized costs of properties, equipment, and lease facilities for oil and natural gas producing activities.

	For the Years Ended December 31,
	2025	2024
Acquisition	$—	$4,074
Exploration	—	—
Development	4,654	42,214
Total costs incurred	$4,654	$46,288

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

	As of December 31,
	2025	2024
Future cash inflows	$391,089	$537,303
Future production costs	(277,342)	(324,215)
Future development costs	(30,006)	(38,681)
Future income tax expense	(1,867)	(18,020)
Future net cash flows	81,874	156,387
10% annual discount for estimated timing of cash flows	(23,265)	(58,022)
Standardized measure	$58,609	$98,365

The 12-month average prices were adjusted to reflect applicable transportation and quality differentials on a well-by-well basis to arrive at realized sales prices used to estimate the properties’ reserves. The prices for the properties’ reserves were as follows:

	2025	2024
Oil (Bbl)	$61.55	$71.66
Natural gas (MMBtu)	$1.76	$0.95
NGLs (Bbl)	$21.07	$24.54

Changes in the Standardized Measure of Discounted Future Net Cash Flows at 10% per annum are as follows:

	As of December 31,
	2025	2024
Beginning of year	$98,365	$83,017
Net change in prices and production costs	(56,825)	(5,843)
Net change in future development costs	534	221
Oil and gas net revenue	(3,294)	(9,381)
Extensions	—	11,255
Acquisition of reserves	—	1,891
Divestiture of reserves	(800)	—
Revisions of previous quantity estimates	(1,454)	6,676
Net change in taxes	8,760	4,274
Accretion of discount	10,853	9,746
Changes in timing and other	2,470	(3,491)
End of year	$58,609	$98,365

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