Form 10-Q
period 2026-03-31
EMPIRE PETROLEUM CORP
filed 2026-05-14
CIK 887396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of May 11, 2026 was 39,792,204.

EMPIRE PETROLEUM CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EMPIRE PETROLEUM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(Unaudited)

	March 31,	December 31,
	2026	2025
ASSETS
Current Assets:
Cash	$8,785	$1,189
Accounts Receivable	5,955	5,122
Inventory	1,452	1,262
Prepaids	1,109	607
Total Current Assets	17,301	8,180

Property and Equipment:
Oil and Natural Gas Properties, Successful Efforts	152,621	148,238
Less: Accumulated Depletion, Amortization and Impairment	(94,747)	(93,425)
Total Oil and Gas Properties, Net	57,874	54,813
Other Property and Equipment, Net	1,821	1,486
Total Property and Equipment, Net	59,695	56,299

Other Noncurrent Assets	999	1,394

Total Assets	$77,995	$65,873

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$12,735	$10,799
Accrued Expenses	12,679	12,616
Commodity Derivative Instruments	2,591	—
Current Portion of Lease Liability	307	286
Current Portion of Long-Term Debt	954	641
Total Current Liabilities	29,266	24,342

Long-Term Debt	13,899	14,415
Long-Term Note Payable - Related Party, net (Note 8)	—	1,023
Long-Term Lease Liability	105	12
Financial Derivative Instrument	—	281
Asset Retirement Obligations	31,036	30,406
Total Liabilities	74,306	70,479

Commitments and Contingencies (Note 14)

Stockholders’ Equity:
Series A Preferred Stock - $0.001 Par Value, 10,000,000 Shares Authorized, 6 and 6 Shares Issued and Outstanding, Respectively	—	—
Common Stock - $0.001 Par Value 190,000,000 Shares Authorized, 39,776,304 and 34,855,815 Shares Issued and Outstanding, Respectively	99	94
Additional Paid-in-Capital	163,123	148,191
Accumulated Deficit	(159,533)	(152,891)

Total Stockholders’ Equity (Deficit)	3,689	(4,606)

Total Liabilities and Stockholders’ Equity	$77,995	$65,873

See accompanying notes to unaudited interim condensed consolidated financial statements.

EMPIRE PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Revenue:
Oil Sales	$7,302	$8,049
Gas Sales	185	548
Natural Gas Liquids Sales	197	395
Total Product Revenues	7,684	8,992
Other	10	10
Loss on Derivatives	(2,591)	—
Total Revenue	5,103	9,002

Costs and Expenses:
Lease Operating Expense	5,160	5,766
Production and Ad Valorem Taxes	507	712
Depreciation, Depletion & Amortization	1,417	2,226
Accretion of Asset Retirement Obligation	535	526
General and Administrative:
General and Administrative	2,876	3,197
Stock-Based Compensation	189	531
Total General and Administrative	3,065	3,728

Total Cost and Expenses	10,684	12,958

Operating Loss	(5,581)	(3,956)

Other Income and (Expense):
Interest Expense	(480)	(296)
Loss on Extinguishment of Debt (Note 8)	(659)	—
Other Income (Expense)	78	31

Loss Before Taxes	(6,642)	(4,221)

Income Tax Benefit (Provision)	—	—

Net Loss	$(6,642)	$(4,221)

Net Loss per Common Share:
Basic	$(0.18)	$(0.12)
Diluted	$(0.18)	$(0.12)

Weighted-Average Number of Common Shares Outstanding:
Basic	36,003,701	33,821,203
Diluted	36,003,701	33,821,203

See accompanying notes to unaudited interim condensed consolidated financial statements.

EMPIRE PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

(Unaudited)

	Common Stock		Preferred Stock		Additional	Accumulated
	Shares	Par Value	Shares	Par Value	Paid-in-Capital	Deficit	Total
Balances, December 31, 2025	34,855,815	$94	6	$—	$148,191	$(152,891)	$(4,606)

Net Loss	—	—	—	—	—	(6,642)	(6,642)

Conversion of Option to Purchase (Note 3)	562,500	1	—	—	1,799	—	1,800

Conversion of Convertible Debt to Shares (Note 8)	1,003,344	1	—	—	2,999	—	3,000

Rights Offering (Note 10)	3,344,152	3	—	—	9,945	—	9,948

Stock-Based Compensation	10,493	—	—	—	189	—	189

Balances, March 31, 2026	39,776,304	$99	6	$—	$163,123	$(159,533)	$3,689

	Common Stock		Preferred Stock		Additional	Accumulated
	Shares	Par Value	Shares	Par Value	Paid-in-Capital	Deficit	Total
Balances, December 31, 2024	33,667,132	$93	6	$—	$143,489	$(80,817)	$62,765

Net Loss	—	—	—	—	—	(4,221)	(4,221)

Stock-Based Compensation	43,595	—	—	—	531	—	531

Balances, March 31, 2025	33,710,727	$93	6	$—	$144,020	$(85,038)	$59,075

See accompanying notes to unaudited interim condensed consolidated financial statements.

EMPIRE PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Cash Flows From Operating Activities:
Net Loss	$(6,642)	$(4,221)

Adjustments to Reconcile Net Loss to Net Cash (Used In) Provided By Operating Activities:
Stock-Based Compensation	189	531
Amortization of Right-of-Use Assets	119	121
Depreciation, Depletion & Amortization	1,417	2,226
Accretion of Asset Retirement Obligations	535	526
Loss on Commodity Derivatives	2,591	—
Net Settlements on Derivative Instruments	—	—
Gain on Financial Derivative (Note 8)	(78)	—
Amortization of Debt Discount on Convertible Notes	115	—
Loss on Extinguishment of Debt	659	—
Gain on Sale of Other Fixed Assets	—	(32)
Change in Operating Assets and Liabilities:
Accounts Receivable	(815)	279
Inventory, Oil in Tanks	(192)	(199)
Prepaids, Current	50	94
Accounts Payable	1,209	1,676
Accrued Expenses	63	599
Other Long-Term Assets and Liabilities	(190)	13
Net Cash (Used In) Provided By Operating Activities	(970)	1,613

Cash Flows From Investing Activities:
Capital Expenditures - Oil and Natural Gas Properties (1)	(1,170)	(2,680)
Disposal of Other Fixed Assets	—	49
Purchase of Other Fixed Assets	(13)	(18)
Cash Paid for Right-of-Use Assets	(109)	(113)
Net Cash Used In Investing Activities	(1,292)	(2,762)

Cash Flows From Financing Activities:
Payments on Credit Facility	(1,000)	—
Proceeds from Promissory Note - Related Party (Note 8)	3,000	—
Payments on Promissory Note - Related Party (Note 8)	(2,000)	—
Principal Payments of Debt	(90)	(21)
Proceeds from Rights Offering, net of transaction costs (Note 10)	9,948	—
Net Cash Provided By Financing Activities	9,858	(21)

Net Change in Cash	7,596	(1,170)

Cash - Beginning of Period	1,189	2,251

Cash - End of Period	$8,785	$1,081

Supplemental Cash Flow Information:
Cash Paid for Interest	$381	$268
(1)	Incurred capital expenditures were approximately $1.9 million and $2.6 million for the respective periods. The differences between incurred and cash capital expenditures is due to changes in related accounts payable.

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

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Note 1 – Organization and Basis of Presentation

Empire Petroleum Corporation (“Empire,” collectively with its subsidiaries) is an independent energy company operator engaged in optimizing developed production by employing field management methods to maximize reserve recovery while minimizing costs. Empire operates primarily from the following wholly-owned subsidiaries in its areas of operations:

●Empire New Mexico LLC (“Empire New Mexico”)
●Empire North Dakota LLC (“Empire North Dakota”)
●Empire Texas LLC (“Empire Texas”)
●Empire Louisiana LLC (“Empire Louisiana”)

Empire was incorporated in the State of Delaware in 1985. The unaudited interim condensed consolidated financial statements include the accounts of Empire and its wholly-owned subsidiaries. The terms “Company,” “we,” “us,” “our,” and similar terms refer to Empire Petroleum Corporation and its subsidiaries.

The accompanying unaudited interim condensed consolidated financial statements of Empire have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of Empire’s financial position, the results of operations, and the cash flows for the interim period are included. All intercompany accounts and transactions have been eliminated in consolidation. All adjustments are of a normal, recurring nature. Operating results for the interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

The information contained in this Form 10-Q should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2025, which are contained in Empire’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2026.

Liquidity and Going Concern

The Company has a revolving line of credit agreement with Equity Bank which requires the Company to maintain compliance with certain financial covenants computed on a quarterly and annual basis. As of March 31, 2026, the Company was in compliance with all required covenants and projected to be in compliance with all debt covenants over the next 12 months. However, the Company carried a negative working capital of approximately $12.0 million as of March 31, 2026 from previous and unforeseen operational costs resulting in lower production volumes. Commodity prices for the majority of the first quarter 2026 were lower than the current pricing environment, further reducing operational cash flows. To meet its obligations, the Company has a credit facility with remaining commitments of $16.0 million as of March 31, 2026, however, only approximately $2.7 million is unused as of March 31, 2026. Additionally, the commitment is reduced monthly by $0.25 million. The Company entered into a convertible note in September 2025 for total aggregate available principal of $4.0 million with $2.0 million of the total available to be borrowed but at the discretion of Mr. Mulacek per the terms of the agreement. The Company also issued warrants to Mr. Mulacek in connection with the convertible note. In March 2026 the Company raised approximately $10.0 million of gross proceeds from a subscription rights offering and subsequent to the quarter entered into a sales agreement to sell up to an aggregate gross sales price of $7.5 million of shares of common stock through an at-the-market offering (see Note 10 – Equity). While these transactions provide additional funding towards the Company’s obligations, the Company expects to have negative working capital for the remainder of 2026 and future expected operating cash flows do not sufficiently meet the Company’s obligations for the next 12 months. Given the negative working capital and insufficient expected operating cash flow there is substantial doubt about the Company’s ability to continue as a going concern.

Empire has committed financial support from Mr. Mulacek who owns approximately 29.1% of our common stock outstanding as of March 31, 2026, and Energy Evolution Master Fund, Ltd. (“Energy Evolution”), our largest stockholder who owns approximately 33.1% of our common stock outstanding as of March 31, 2026. Both are related parties of the Company. Mr. Mulacek and Energy Evolution are willing and able to provide these additional funds for Empire to continue to meet its obligations over the next 12 months. These additional funds may be raised through related party warrants, or a related party note payable that may or may not have conversion rights into shares of common stock of Empire.

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

Note 2 – Summary of Significant Accounting Policies

There have been no material changes to significant accounting policies and estimates from the information provided in the Form 10-K for the year ended December 31, 2025.

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

Receivables are stated at amounts due, net of an allowance for credit losses, if necessary, and are considered past due if full payment is not received by the contractual due date. The Company estimates uncollectible amounts based on the length of time that the accounts receivable has been outstanding, historical collection experience and current and future economic and market conditions, if failure to collect is expected to occur. Past due accounts are generally written off against the allowance for credit losses account only after all collection attempts have been exhausted. The Company did not have an allowance for credit losses as of March 31, 2026.

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

Convertible Debt and Embedded Derivative Instruments

In connection with Empire’s issuance of a promissory note in the third quarter of 2025 and first quarter of 2026, Empire bifurcated the respective embedded conversion options and recorded the embedded conversion options as long-term and short-term, respectively, derivative liabilities in Empire’s unaudited condensed consolidated balance sheets in accordance with FASB ASC 815, Derivatives and Hedging. The derivative liability for the promissory note issued in the third quarter of 2025 was remeasured at each respective reporting period using a binomial lattice model with changes in fair value recorded in other income (expense) of the applicable period’s unaudited condensed consolidated statements of operations. The convertible debt for the promissory notes issued were carried at amortized cost. The convertible debt and the derivative liability associated with the promissory note issued in the third quarter of 2025 is separately presented as long-term note payable – related party and long-term derivative instruments on the unaudited condensed consolidated financial statements. The promissory note issued in first quarter of 2026 was fully converted into common shares of the Company in the same period.

The Company issued warrants with the promissory note in the third quarter of 2025 and determined they shall be classified as equity in accordance with FASB ASC 815, Derivatives and Hedging. The warrants were recorded as a discount to the long-term note payable – related party and presented as net on the unaudited condensed consolidated balance sheets. The value of the discount was determined by using a Black-Scholes model and recorded at its estimated relative fair value on the date the warrants were issued. It will be amortized over the life of the corresponding promissory note within interest expense in the unaudited condensed consolidated statements of operations.

Commodity Derivative Instruments

From time to time the Company enters into hedge agreements to manage its exposure to oil and natural gas price fluctuations. The fair value of derivative contracts is recognized as an asset or liability on the Company’s consolidated balance sheets. Realized gain or loss is recognized as a component of revenue when the derivative contracts mature. For contracts which have not matured, an unrealized gain or loss is recorded based on the change in the fair value of the outstanding contracts as a component of revenue in the unaudited condensed consolidated statements of operations.

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

Prior-Period Performance Obligations

The Company records revenue in the month that product is delivered to the purchaser. Settlement statements for certain natural gas and NGLs sales, however, may not be received for 30 to 90 days after the date the product is delivered, and as a result the Company is required to estimate the amount of product delivered to the purchaser and the price that will be received for the sale of the product. In these situations, the Company records the differences between its estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. Any identified differences between the Company’s revenue estimates and actual revenue received have historically been insignificant. For the three months ended March 31, 2026 and 2025, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material.

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

Related Party Transactions

Transactions between related parties are considered to be related party transactions even though they may not be given accounting recognition. FASB ASC 850, Related Party Disclosures (“Topic 850”) requires that transactions with related parties that would have influence in decision making shall be disclosed so that users of the financial statements can evaluate their significance. Related party transactions typically occur within the context of the following relationships: affiliates of the entity; entities for which investments in their equity securities is typically accounted for under the equity method by the investing entity; trusts for the benefit of employees; principal owners of the entity and members of their immediate families; management of the entity and members of their immediate families; and other parties that can significantly influence the management or operating policies of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests. See Note 13 – Related Party Transactions for a listing of related party transactions.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve a degree of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instrument’s complexity. Empire reflects transfers between the three levels at the beginning of the reporting period in which the availability of observable inputs no longer justifies classification in the original level. There were no transfers between fair value hierarchy levels for the three months ended March 31, 2026.

Recently Issued Accounting Standards

The FASB periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. Empire has reviewed the recently issued pronouncements and concluded that the following standards are applicable:

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

Note 3 – Property

The aggregate capitalized costs of oil and natural gas properties are as follows:

	March 31,	December 31,
	2026	2025
Proved properties	$144,775	$141,079
Unproved properties	5,459	6,533
Work in process	2,387	626
Gross capitalized costs	152,621	148,238
Accumulated depletion, amortization and impairment	(94,747)	(93,425)
Total Oil and gas properties, net	$57,874	$54,813

Depletion and amortization expense related to oil and gas properties for the three months ended March 31, 2026 and 2025, was approximately $1.3 million and $2.1 million, respectively.

Proved oil and natural gas properties are reviewed for impairment at least annually, or as indicators of impairment arise. There were no indicators of impairment identified during the three months ended March 31, 2026.

On May 1, 2025, the Company extended its option to purchase certain New Mexico interests from Energy Evolution to allow for payment for such extension to be made in cash in lieu the issuance of common shares, due and payable on or before September 30, 2025. The Company made a cash payment to Energy Evolution on September 30, 2025 to extend the purchase option for an additional year.

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

On March 18, 2026, Empire elected to participate in a three-well oil and natural gas development program in Louisiana for a 25% working interest with various related parties. Participation will be funded by issuance of up to approximately 1.8 million shares of  Empire common stock at a price of $3.00 per share.

Other property and equipment consists of operating lease assets, vehicles, office furniture, and equipment with lives ranging from three to five years. The capitalized costs of other property and equipment are as follows:

	March 31,	December 31,
	2026	2025
Other property and equipment, at cost	$4,727	$4,163
Less: accumulated depreciation	(2,906)	(2,677)
Total Other property and equipment, net	$1,821	$1,486

Depreciation expense related to other property and equipment for the three months ended March 31, 2026 and 2025, was approximately $0.1 million for both periods.

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

The Company’s ARO activities are summarized in the following table:

	For the Three Months Ended March 31,
	2026	2025
Asset retirement obligations, beginning of period	$31,816	$30,188
Liabilities assumed in acquisition	312	—
Revisions	—	—
Liabilities settled from plugging activity	(217)	—
Accretion expense	535	526
Asset retirement obligations, end of period	$32,446	$30,714
Less: current portion included in Accrued expenses	1,410	1,765
Asset retirement obligations, long-term	$31,036	$28,949

The liabilities assumed in acquisition in 2026 relate to the acquisition of the remaining 40% of certain New Mexico interests which closed on January 5, 2026 (see Note 3 – Property).

Note 5 – Commodity Derivative Financial Instruments

The Company uses derivative financial instruments to manage its exposure to commodity price fluctuations in the past. Commodity derivative instruments are used to reduce the effect of volatility of price changes on the oil and natural gas the Company produces and sells. The Company generally does not enter into derivative financial instruments for speculative or trading purposes. The Company’s derivative financial instrument activity consists of swaps and put options.

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

During the three months ended March 31, 2026, we entered into certain oil commodity derivative positions for the remaining three quarters of 2026 at a blended price of $73.83. We did not have any open derivative positions during 2025.

The following table summarizes the net realized and unrealized amounts reported in earnings related to the oil derivative instruments:

	For the Three Months Ended March 31,
	2026	2025
Settlements received (paid) for matured derivatives, net	$—	$—
Non-cash gain (loss) on derivatives, net	(2,591)	—
Loss on derivatives, net	$(2,591)	$—

The following table sets forth the Company’s outstanding commodity derivative contracts as of March 31, 2026:

	Quarterly	Weighted-Average
	Volume (Bbls)	Fixed Price (Bbl)
2026
Second Quarter	133,500	$76.81
Third Quarter	114,000	$73.07
Fourth Quarter	92,000	$70.45

Note 6 – Accounts Receivable

The following table represents Empire’s accounts receivable as of the dates presented:

	March 31,	December 31,
	2026	2025
Oil, Gas and NGLs receivables	$2,611	$1,684
Joint interest billings	3,292	2,648
Joint interest billings - related party	—	762
Other	52	28
Total Accounts receivable	$5,955	$5,122

Note 7 – Accrued Expenses

The following table represents Empire’s accrued expenses as of the dates presented:

	March 31,	December 31,
	2026	2025
Accrued and suspended third-party revenue	$8,633	$8,202
Accrued salaries and payroll taxes	975	854
Accrued production taxes	898	888
Asset retirement obligations - current	1,410	1,410
Accrued legal costs	350	805
Other	413	457
Total Accrued expenses	$12,679	$12,616

Note 8 – Debt Including Debt with Related Parties

The following table represents Empire’s outstanding debt as of the dates presented:

	March 31,	December 31,
	2026	2025
Equity Bank Credit Facility	$13,146	$14,146
Notes Payable to insurance provider (1)	553	40
Equipment and vehicle notes, 4.46% to 9.59% interest rates, due in 2026 to 2031 with monthly payments ranging from $900 to $1,500 per month (2)	1,154	870
Total Debt	14,853	15,056
Less: Current Maturities on Credit Facility	(146)	(396)
Less: Current Maturities on Notes Payable, Equipment and Vehicle Notes	(808)	(245)
Long-Term Debt	$13,899	$14,415
(1)	Interest rate of 7.98% and 8.25% as of March 31, 2026 and December 31, 2025, respectively. Respective notes have monthly payments of principal and interest of $57,301 and $58,103 and matures in January 2027 and January 2026.
(2)	Weighted-average interest rate of 9.26% and 9.41% as of March 31, 2026 and December 31, 2025, respectively.

The following table represents Empire’s outstanding related-party debt as of the dates presented:

	March 31,	December 31,
	2026	2025
Promissory Note - Related Party	$—	$1,138
Less: Debt discount on warrants issued with Promissory Note - Related Party	—	(115)
Long-Term Note Payable - Related Party, net	$—	$1,023

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

The Credit Facility requires Borrowers to maintain (a) a current ratio of 1.0 to 1.0 or more and (b) a ratio of funded debt to EBITDAX (as defined in the revolver loan agreement), calculated quarterly and annually based on a trailing twelve-month basis, of no more than 3.50 to 1.00. At March 31, 2026, the Borrowers were in compliance with all required covenants under the Credit Facility.

Promissory Note – Related Party

On June 17, 2025 (the “Original Issue Date”), the Company issued a promissory note (the “June Note”) in the aggregate principal amount of $4.0 million to Mr. Mulacek. On the Original Issue Date, Mr. Mulacek advanced the Company $2.0 million under the June Note (the “Original Issue Date Advance”). From time to time, during the period beginning 45 days after the Original Issue Date and ending 90 days after the Original Issue Date, the Company may request in writing that Mr. Mulacek advance up to another $2.0 million to the Company, provided that no Event of Default (as defined in the June Note) has occurred or is continuing. Within five business days of receipt of such notice, Mr. Mulacek shall either advance the funds requested (an “Additional Advance”) or decline to make such additional advance. The June Note may be prepaid at any time without the consent of Mr. Mulacek and without penalty or premium.

The June Note matures on June 17, 2027 (the “June Maturity Date”) and accrues interest at the rate of 5.5% per annum. After the Maturity Date, any principal balance of the June Note remaining unpaid accrues interest at the rate of 9% per annum. All accrued but unpaid interest is payable in cash on the June Maturity Date, except upon the occurrence of an Event of Default, in which case all accrued and unpaid interest shall immediately be due and payable. In the event that after the Original Issue Date, the Company closes a sale of its equity (an “Equity Raise”), the Company shall promptly, but in no event later than five business days after receipt of the proceeds from such Equity Raise, repay the lesser of (a) the Original Issue Date Advance (including any interest or fees thereon) or (b) the amount of the Equity Raise to Mr. Mulacek (an “Equity Raise Repayment”). In the event the Company receives proceeds from the sale of any of its equity after an Equity Raise Repayment and an Additional Advance, the Company shall use such proceeds to promptly repay such Additional Advance, and all accrued and unpaid interest thereon, to Mr. Mulacek. In August 2025, Empire completed an Equity Raise and repaid the outstanding June Note balance and all accrued and unpaid interest.

On September 24, 2025, Empire issued a convertible promissory note (the “September Note”) in the aggregate principal amount of $4.0 million to Mr. Mulacek with a maturity date of September 23, 2027 (the “September Maturity Date”), and accrues interest at the rate of 5.5% per annum with interest paid in cash on March 31, 2026, and on each semi-annual end date until the September Maturity Date. Mr. Mulacek advanced to the Company $2.0 million (“First Advance”) payable in full at the September Maturity Date and an additional $2.0 million may be advanced from time to time from March 23, 2026, and for a period of six months thereafter, provided no Event of Default further described in the September Note has occurred. Any unpaid balance after the September Maturity Date accrues interest at the rate of 9% per annum. The September Note carries no penalties for prepayment without the consent of Mr. Mulacek if Empire provides written notification within at least five business days. At the discretion of Mr. Mulacek all or any portion of the outstanding principal amount of the September Note may be converted into shares of common stock at a conversion price of $4.27 per share, subject to customary adjustments up to a maximum conversion shares amount of 936,768. On November 5, 2025, the September Note was amended to increase the conversion price for the First Advance to $4.32 per share for a maximum conversion shares amount of 462,962 and to provide that any further advances are at the discretion of Mr. Mulacek. The conversion price for each subsequent advance shall be determined per the terms of the amendment on November 5, 2025. The Company repaid the full outstanding balance and all related interest in February 2026. A loss on extinguishment of debt of approximately $0.7 million was recorded in connection with repayment.

Empire determined that an embedded conversion feature included in the September Note required bifurcation from the host contract that is recognized as a separate derivative liability carried at fair value and revalued at each reporting period. The estimated fair value of the derivative liability, which represents a Level 3 valuation, was approximately $0.3 million as of December 31, 2025, and was determined using a binomial lattice model using certain assumptions and inputs. Accordingly, Empire recognized total gains on the fair value adjustment of the derivative liability in the amount of approximately $0.6 million for the year ended December 31, 2025, reflected within other income (expense) on the unaudited interim condensed consolidated statements of operations. The embedded derivative was revalued prior to the September Note being repaid and a gain of approximately $0.1 million was recorded in the first quarter of 2026. All of the other embedded features of the September Note were clearly and closely related to the debt host and did not require bifurcation as a derivative liability.

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

Empire determined the warrants shall be classified as equity and accounted for as a discount to the outstanding September Note balance at its relative fair value and amortized over the life of the September Note. The amortization shall be recognized within interest expense in the consolidated statements of operations. The estimated relative fair value of the warrants on the date the warrant certificate was issued was approximately $0.4 million and determined using a Black-Scholes model with certain assumptions and inputs discussed in Note 15 – Fair Value Measurements. On the amendment date of November 5, 2025, the warrants were revalued using a Black-Scholes model to approximately $0.1 million. As of December 31, 2025, the unamortized discount was approximately $0.1 million. The remaining unamortized discount was fully amortized during the first quarter of 2026 once the September Note was repaid.

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

Empire determined that an embedded conversion feature included in the February 2026 Note required bifurcation from the host contract that is recognized as a separate derivative liability carried at fair value and revalued at each reporting period. The estimated fair value of the derivative liability, which represents a Level 3 valuation, was approximately $0.2 million on February 19, 2026, and was determined using a binomial lattice model using certain assumptions and inputs. Upon conversion, the embedded derivative liability was removed. All of the other embedded features of the February 2026 Note were clearly and closely related to the debt host and did not require bifurcation as a derivative liability.

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

The Company leases vehicles primarily used in our field operations, which typically have a three-year life. We also entered into an equipment lease during the first three months of 2026 and another one subsequent to March 31, 2026. Each equipment lease has a two-year life with an option to purchase at the end of the respective lease. The option to purchase is generally not considered reasonably certain to be exercised and therefore not included in the determination of the lease.

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

Right-of-use lease expense was approximately $0.1 million for both the three months ended March 31, 2026 and 2025, and cash paid for right-of-use lease was approximately $0.1 million for the same respective periods.

Supplemental balance sheet information related to the right-of-use leases is as follows:

	March 31,	December 31,
	2026	2025
Net operating lease asset (included in Other property and equipment, net)	$420	$328

Current portion of lease liability	$307	$286
Long-term lease liability	105	12
Total right-of-use lease liabilities	$412	$298

The weighted-average remaining term for Empire’s right-of-use leases is 1.29 years, and the weighted-average discount rate is 6.11% as of the first quarter of 2026.

Maturities of lease liabilities are as follows as of the date presented:

March 31,
2026
Year 1	$320
Year 2	108
Year 3	—
Year 4	—
Year 5	—
Total lease payments	428
Less: imputed interest	(16)
Total lease obligation	$412

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

On September 24, 2025, and as amended on November 5, 2025, Empire issued Mr. Mulacek a warrant certificate granting him the right to purchase up to 138,889 shares of common stock of Empire at $4.32 per share in conjunction with the September Note further described in Note 8 – Debt including Debt with Related Parties. The warrant certificate expires on September 24, 2028.

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

In February 2026, Empire announced a subscription rights offering which was expected to raise gross proceeds of $6.0 million. Empire distributed at no charge to holders of its common stock, as of the close of business on February 2, 2026 (the record date), one non-transferable subscription right for each whole share of common stock owned by that stockholder on the record date. Each subscription right entitled the holder to purchase 0.057 shares of common stock at a subscription price of $2.99 per whole share. The offering includes an oversubscription privilege, which entitles stockholders who fully exercise their subscription rights the right to purchase at the same exercise price additional units in the rights offering that other stockholders do not purchase, subject to availability and pro-rata allocation of units among rights holders exercising such oversubscription privilege. No fractional shares of common stock will be issued in the rights offering. The subscription rights were set to expire if they were not exercised or extended at the discretion of the Company by February 27, 2026. On February 25, 2026, the subscription rights offering was modified to entitle each holder to purchase 0.095 shares of common stock at a subscription price of $2.99 per one whole share of common stock for gross proceeds of up to approximately $10.0 million. The expiration date was also extended to and completed on March 18, 2026.

In March 2026, Mr. Mulacek converted the full February 2026 Note for total common shares of 1,003,344 in accordance with the terms of the February 2026 Note.

On May 1, 2026, the Company entered into a sales agreement with Roth Capital Partners, LLC ("Roth"), as sales agent and/or principal, under which the Company may sell from time to time shares of the Company's common stock having an aggregate offering price of up to $30.0 million in at-the-market offerings through or to Roth. Such shares will be issued pursuant to the Company's shelf registration statement on Form S-3 previously filed with the SEC and declared effective on September 22, 2023 (the “2023 S-3 Registration Statement”).  Under the 2023 S-3 Registration Statement, as of May 1, 2026, the Company is able to offer and sell shares of common stock having an aggregate gross sales price of up to $7.5 million from time to time in an at-the-market offering at prices and terms to be determined at the time of the sale. All proceeds are subject to customary agency fees.

Loss per Common Share

	For the Three Months Ended March 31,
	2026	2025
Net Loss	$(6,642)	$(4,221)

Basic Weighted-Average Shares	36,003,701	33,821,203
Effect of Dilutive Securities:
Dilutive effect of potential common shares issuable (1)	—	—
Diluted Weighted-Average Shares	36,003,701	33,821,203
Loss per Common Share
Basic	$(0.18)	$(0.12)
Diluted	$(0.18)	$(0.12)
(1)	For the three months ended March 31, 2026, the Company had approximately 0.3 million of stock options, warrants, and outstanding restricted stock units excluded from the diluted shares calculation as their inclusion would be antidilutive due to a net loss for the period. For the three months ended March 31, 2025, the Company had approximately 1.1 million of stock options, warrants, outstanding restricted stock units, and convertible debt as their effect would have been anti-dilutive due to a net loss for the period.

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

The following summary reflects nonvested restricted stock unit activity and related information:

		Weighted-Average
	RSUs	Fair Value (1)
Outstanding, December 31, 2025	88,799	$6.13
Granted	4,932	2.95
Vested	(10,493)	7.98
Forfeited	—	—
Outstanding, March 31, 2026	83,238	$5.71
(1)	Shares are valued at the grant-date market price.

The following summary reflects stock option activity and related information:

		Weighted-Average
	Options (2)	Exercise Price (3)
Outstanding, December 31, 2025	1,261,500	$6.17
Granted	—	—
Exercised	—	—
Cancelled	(84,567)	10.93
Outstanding, March 31, 2026 (1)	1,176,933	$5.83
Exercisable, March 31, 2026 (1)	994,333	$5.79
(1)	Stock options outstanding and exercisable had an aggregate intrinsic value of ($3.4) million and ($2.8) million, respectively.
(2)	Stock options outstanding at March 31, 2026, had a weighted-average remaining contract term of 3.16 years.
(3)	Stock options outstanding at March 31, 2026, had an exercise price range of $1.32 to $12.36.

Note 12 – Income Taxes

The Company operates exclusively within the U.S and is subject to U.S. federal and various state income tax. Any impacts of state income taxes is primarily attributable to New Mexico and North Dakota, which together represent more than 50% of the total state tax effect for the three months ended March 31, 2026 and 2025. The Company did not have any current or deferred tax expense for the three months ended March 31, 2026 and 2025. Additionally, as a result of the continued net operating losses, we have made no cash payments of U.S. federal or state income taxes, net of refunds, for the same respective periods.

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

Tax Legislation

On July 4, 2025, the U.S. enacted H.R. 1, informally referred to as the One Big Beautiful Bill Act (“OBBBA”) and contains a broad range of changes to the U.S. federal income tax laws and makes permanent or modifies certain provisions of the Tax Cuts and Jobs Act. Among other provisions, the OBBBA includes permanently restoring an EBITDA-based business interest deduction limitation, 100% bonus depreciation for certain property and immediate expensing for certain domestic research and experimental expenditures. The impacts of these changes are reflected within income tax provision (benefit) on the unaudited interim condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025. We continue to monitor further legislative developments and administrative guidance.

Note 13 – Related Party Transactions

Energy Evolution is a related party of the Company as it beneficially owns approximately 33.1% of the Company’s outstanding shares of common stock as of March 31, 2026. In October 2021, a member of Energy Evolution and a board member of Energy Evolution were appointed to the Company’s Board of Directors. The board member of Energy Evolution separately beneficially owns approximately 29.1% of the Company’s outstanding shares of common stock as of March 31, 2026, and is also a majority owner of Petroleum & Independent Exploration, LLC and related entities (“PIE”).

The Company has a shared services agreement with PIE that includes access to administrative, engineering and support-services as well as building and insurance services. The agreement provides that the Company will reimburse PIE for the out-of-pocket costs incurred by PIE in providing such services to the Company.

On June 17, 2025, the Company issued the June Note to Mr. Mulacek. Mr. Mulacek advanced Empire $2.0 million under the June Note in the second quarter of 2025. In August 2025, Empire completed an Equity Raise and repaid the outstanding June Note balance and all accrued and unpaid interest.

On September 24, 2025, Empire issued the September Note to Mr. Mulacek. Mr. Mulacek advanced Empire $2.0 million under the September Note in the third quarter of 2025. The note was fully repaid in February 2026.

On September 24, 2025, and as amended on November 5, 2025, Empire issued Mr. Mulacek a warrant certificate granting him the right to purchase up to 138,889 shares of common stock of Empire at $4.32 per share.

On January 5, 2026, the Company issued 562,500 shares of common stock at an agreed upon price of $3.20 per share to Energy Evolution to acquire the remaining 40% of certain New Mexico interests.

On February 19, 2026, Empire issued the February 2026 Note to Mr. Mulacek in the amount of $3.0 million. The note matures on May 19, 2026, at an interest rate of 5.5% per annum. In March 2026, Mr. Mulacek fully converted the outstanding balance at a contractual conversion price of $2.99 per common share of Empire’s stock for total shares of 1,003,344.

On March 18, 2026, Empire elected to participate in a three-well oil and natural gas development program in Louisiana for a 25% working interest with various related parties. Participation will be funded by issuance of up to approximately 1.8 million shares of Empire common stock at a price of $3.00 per share.

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

On April 23, 2024, the Company was named as a defendant in civil action alleging breach of contract and unjust enrichment relating to certain services and equipment provided to the Company.  As of December 31, 2025, the Company accrued approximately $0.8 million associated with the resolution of this matter, including related legal fees.  A portion of this accrual was paid in March 2026 with the remaining portion paid in April 2026. The matter was fully resolved and dismissed on May 1, 2026.

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

Note 15 – Fair Value Measurements

The following table provides the carrying value and fair value measurement information for certain financial assets and liabilities. The carrying values of cash, accounts receivable, inventory, accounts payable, accrued expenses, lease liabilities, notes payables and equipment and vehicle notes included in the accompanying unaudited interim consolidated balance sheets approximated fair value at March 31, 2026, and December 31, 2025, as applicable, and generally represent Level 2 fair values due to their short-term nature. Therefore, such financial assets and liabilities are not presented in the following table:

			Fair Value Measurements Using:
	Carrying	Total Fair	Level 1	Level 2	Level 3
	Amount	Value	Inputs	Inputs	Inputs
March 31, 2026 liabilities
Debt - Credit Facility	$13,146	$13,146	$—	$13,146	$—
Debt - Convertible Promissory Note - Related Party, excluding debt discount	—	—	—	—	—
Derivative Instrument - Commodity Derivatives	2,591	2,591	—	2,591	—
Derivative Instrument - Embedded Derivative	—	—	—	—	—

December 31, 2025 liabilities
Debt - Credit Facility	$14,146	$14,146	$—	$14,146	$—
Debt - Convertible Promissory Note - Related Party, excluding debt discount	1,138	1,506	—	—	1,506
Derivative Instrument - Commodity Derivatives	—	—	—	—	—
Derivative Instrument - Embedded Derivative	281	281	—	—	281

The following methods and assumptions were used to estimate the fair values in the table above and other fair value measurements.

Level 2

Commodity Derivatives - Derivative financial instruments are carried at fair value and measured on a recurring basis. The Company’s commodity price hedges are valued based on discounted future cash flow models that are primarily based on published forward commodity price curves.

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

Empire applies the provisions of fair value measurement on a non-recurring basis to its non-financial assets and liabilities, including oil and gas properties and asset retirement obligations. These assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments if events or changes in certain circumstances indicate that adjustments may be necessary. No triggering events that require assessment of such items were observed during the three months ended March 31, 2026 and 2025.

Warrants – The fair value of the warrants issued in connection with the September Note further described in Note 8 – Debt Including Debt with Related Parties was measured using a Black-Scholes option pricing model. Key inputs for the Black-Scholes model include the stock price, exercise price, expected term, risk-free rate, volatility, and dividend yield. We consider this a Level 3 measurement within the fair value hierarchy as estimated volatility is generally unobservable and requires estimation.

Assets and Liabilities Measured at Fair Value on a Recurring Basis – In the determination of the fair value of the September Note and the February 2026 Note including the embedded conversion features, Empire used a binomial lattice valuation model to value Level 3 derivative liabilities at inception and on subsequent valuation dates. This model incorporates transaction details such as Empire’s stock price, contractual terms of the respective notes, and unobservable inputs classified as Level 3 including risk-free rate and expected volatility. Due to the subjective nature of these inputs, the fair value measurement could differ materially under alternative assumptions.

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

The CODM is provided with the following significant segment expenses within lease operating expense on the unaudited interim condensed consolidated statements of operations:

	For the Three Months Ended March 31,
	2026	2025
Production costs	$4,532	$5,380
Workover activity	371	386
Plugging and abandonment activity	257	-
Total Lease operating expense	$5,160	$5,766

Other segment items within consolidated net loss are all separately disclosed on the unaudited interim condensed consolidated statements of operations. Segment asset information is not presented to and used by the CODM to allocate resources, assess performance or make strategic decisions.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q, including this section, includes certain statements that may be deemed “forward-looking statements” within the meaning of federal securities laws. All statements, other than statements of historical facts, which address activities, events, or developments that Empire expects, believes, or anticipates will or may occur in the future, including future sources of financing and other possible business developments, are forward-looking statements. Such statements are subject to a number of assumptions, risks and uncertainties and could be affected by a number of distinct factors, including Empire’s failure to secure short and long-term financing necessary to sustain and grow its operations, increased competition, changes in the markets in which Empire participates, the technology utilized by Empire, new legislation regarding environmental matters, general economic conditions including inflation, tariffs and interest rates, and uncertainties associated with legal and regulatory matters. These risks and other risks that could affect Empire’s business are more fully described in reports Empire files with the SEC, including its Annual Report on Form 10-K for the year ended December 31, 2025. Actual results may vary materially from the forward-looking statements. Empire undertakes no duty to update any of the forward-looking statements in this Form 10-Q.

Overview

Our primary business is the optimization and development of oil and gas interests. We have incurred losses from operations in 2026 and 2025. There is no assurance that we will be profitable or obtain the funds necessary to finance our future operations.

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

Concentration

A majority of the Company’s producing properties and oil and natural gas reserves are located within three areas of the United States. Because of the concentration, the Company is exposed to the impact of regional supply and demand factors, processing or transportation capacity constraints, severe weather events, water shortages, and government regulations specific to the geographic area. The Company sells a large portion of its oil and natural gas production to a few customers. As a result of this concentration, we are exposed to the impact of our sales if one of these customers fails to meet their obligations or ceases its relationship with the Company. The loss in revenues may result in a disruption in the Company’s cash flows limiting the ability to meet its obligations or investing in capital projects.

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

Critical Accounting Estimates

The preparation of financial statements in conformity with US GAAP requires management to use judgment to make estimates and assumptions that affect certain amounts reported in the unaudited interim consolidated financial statements. As additional information becomes available, these estimates and assumptions are subject to change and thus impact amounts reported in the future. Because estimates and assumptions require significant judgment, future actual results could differ from those estimates and could have a significant impact on our results of operations, financial position and cash flows. We re-evaluate our estimates and assumptions at least on a quarterly basis and periodically update the estimates used in the preparation of the financial statements based on management’s latest assessment of the current and projected business and general economic environment. There have been no significant changes to Empire’s critical accounting estimates during the three months ended March 31, 2026.

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

Liquidity

As noted below, our working capital is negative as of March 31, 2026, which is primarily the result of previous and unforeseen operational costs resulting in lower production as well as a depressed commodity pricing environment during the majority of the first quarter of 2026. As of March 31, 2026, we had approximately $8.8 million in cash on hand, primarily from the rights offering in February 2026, and approximately $2.7 million available under our Credit Facility; however, the Company’s available borrowing capacity under the Credit Facility continues to decrease due to a monthly reduction to the borrowing capacity under the Credit Facility. Empire also has access to an additional $2.0 million from a convertible note issued in September 2025 with Mr. Mulacek; however, it may only be borrowed at Mr. Mulacek’s discretion and per the terms of the agreement. Mr. Mulacek also holds a warrant certificate issued in connection with the convertible note issued in September 2025. Finally, the Company received gross proceeds of $10.0 million from a rights offering in March 2026 and the potential of up to an additional $7.5 million less agency fees from an at-the-market offering pursuant to the sales agreement entered into subsequent to the quarter end.

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

Empire expects to continue to incur costs related to drilling activities in core areas as well as future oil and natural gas acquisitions in core areas. During the first three months of 2026, Empire incurred approximately $1.9 million of total additions to oil and natural gas properties, primarily related to the gas development program in Texas. It is expected that Empire will use a combination of debt or equity issuances, cash on hand, and cash flows from operations to fund capital programs, ongoing operations, and any potential acquisitions.

Hedging Positions

We generally do not enter into derivative financial instruments for speculative or trading purposes. We entered into certain oil commodity derivative positions for the remaining three quarters of 2026 at a blended price of $73.83 for total production of approximately 340,000 Bbls. These positions account for the majority of our current level of production for the remainder of 2026 to help minimize expected pricing volatility and to strengthen forward cash flow visibility. Anticipated production increases from our ongoing development projects will further strengthen Empire’s cash flows from operations.

Working Capital

Working capital is presented in the table below. The change of approximately $4.2 million was primarily driven by a higher cash balance from the Company’s rights offering in March 2026.

	March 31,	December 31,
(in thousands)	2026	2025
Current Assets	$17,301	$8,180
Current Liabilities	29,266	24,342
Working Capital	$(11,965)	$(16,162)

Cash Flows

	For the Three Months Ended March 31,
(in thousands)	2026	2025	Change
Cash flows provided by (used in):
Operating activities	$(970)	$1,613	$(2,583)
Investing activities	(1,292)	(2,762)	1,470
Financing activities	9,858	(21)	9,879

Operating Activities

Operating activities decreased period over period primarily due to a decrease in production period over period and lower realized commodity prices consistent with general market pricing trends.

Investing Activities

Investing activities are primarily related to approximately $1.2 million of cash additions to oil and natural gas properties during the first three months of 2026 as a result of the Company’s gas development program in Texas compared to approximately $2.7 million of cash additions to oil and natural gas properties during the first three months of 2025 associated with various projects in Texas and North Dakota.

Financing Activities

Financing activities in the first three months of 2026 include both a $2.0 million repayment and a $3.0 million borrowing on respective related party notes with Mr. Mulacek. We also completed a rights offering in March 2026 for net proceeds of approximately $9.9 million. In addition, we paid $1.0 million of the outstanding balance of our revolving credit facility in the first quarter of 2026.

Capital Resources

Capital Expenditures

For the three months ended March 31, 2026, Empire incurred approximately $1.9 million of total additions to oil and natural gas properties which is primarily from the Company’s gas development program in Texas.

Production and Operating Data

The following table sets forth a summary of Empire’s production and operating data for the three months ended March 31, 2026 and 2025. Because of normal production declines, increased or decreased production due to future acquisitions, divestitures, development, and fluctuations in commodity prices, the historical information presented below should not be interpreted as being indicative of future results.

	For the Three Months Ended March 31,
	2026	2025
Production and Operating Data:
Net Production Volumes:
Oil (Bbl)	112,317	119,635
Natural gas (Mcf)	235,517	199,868
Natural gas liquids (Bbl)	17,628	31,453
Total (Boe)	169,197	184,400

Average Price per Unit:
Oil	$65.01	$67.28
Natural gas	$0.79	$2.74
Natural gas liquids	$11.18	$12.56
Total	$45.41	$48.76

Operating Costs and Expenses per Boe:
Lease operating expense (excluding workovers)	$26.79	$29.18
Workovers	$3.72	$2.09
Total Lease operating expense	$30.51	$31.27
Production and ad valorem taxes	$3.00	$3.86
Depreciation, depletion, amortization and accretion	$11.54	$14.92
General and administrative (excluding stock-based compensation)	$17.00	$17.34
Stock-based compensation	$1.12	$2.88
Total General and administrative	$18.12	$20.22

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

Three Months Ended March 31, 2026 and 2025

Results of Operations

The following table reflects Empire’s summary operating information for the three months ended March 31, 2026 and 2025. Because of normal production declines, increased or decreased drilling activity and the effects of acquisitions, the historical information presented below should not be interpreted as indicative of future results.

	For the Three Months Ended March 31,			Percent
(in thousands)	2026	2025	Variance	Change
Oil Sales	$7,302	$8,049	$(747)	(9)%
Gas Sales	185	548	(363)	(66)%
NGL Sales	197	395	(198)	(50)%
Total Product Revenues	7,684	8,992

Lease Operating Expense	5,160	5,766	(606)	(11)%
Production and Ad Valorem Taxes	507	712	(205)	(29)%
Depreciation, Depletion, Amortization and Accretion	1,952	2,752	(800)	(29)%
General and Administrative (excluding stock-based compensation)	2,876	3,197	(321)	(10)%
Stock-Based Compensation	189	531	(342)	(64)%
Cash-Based Interest Expense	381	268	113	42%
Non-Cash Interest Expense	99	28	71	NM %

Operating Loss	(5,581)	(3,956)	(1,625)	41%
Net Loss	(6,642)	(4,221)	(2,421)	57%

NM: A percentage calculation is not meaningful due to change in signs, a zero-value denominator or a percentage change that is greater than 200.

Revenues

Revenues for the three months ended March 31, 2026, decreased compared to the prior year primarily due to lower overall production in North Dakota and New Mexico and a lower realized price across all commodities.

Net oil sales volumes were approximately 112,000 Bbls for the three months ended March 31, 2026, a slight decrease over the same period in the prior year primarily due to natural decline and operational challenges in North Dakota and New Mexico.

Realized oil prices for the three months ended March 31, 2026, were $65.01 per barrel, while realized prices for the same period in the prior year were $67.28 per barrel, a decrease of approximately 3% due to a general decline in overall market prices during the early part of first quarter 2026.

Realized natural gas prices for the three months ended March 31, 2026, were $0.79 per Mcf, while realized prices for the same period in the prior year were $2.74 per Mcf. This is primarily due to the depressed natural gas prices in the first quarter of 2026 specifically in New Mexico.

Realized NGLs prices for the three months ended March 31, 2026, were $11.18 per barrel, while realized prices for the same period in the prior year were $12.56 per barrel, a decrease of approximately 11% driven by a general decline in overall market prices.

Lease Operating Expense and Production Taxes

Lease operating expense was lower for the three months ended March 31, 2026, compared to the same period in 2025 primarily due to lower overall production and efforts by the Company to reduce overall operating costs. This decrease was partially offset by an increase in workover expense period over period. Workover expenses were approximately $0.6 million for the three months ended March 31, 2026, compared to approximately $0.4 million for the same period in 2025. The higher workover expense in 2026 was primarily in Texas due to the Company’s ongoing gas development program.

Production taxes were lower for the three months ended March 31, 2026, compared to the same period in 2025 as a result of the lower product revenues discussed above.

Depreciation, Depletion, Amortization and Accretion

The decrease in DD&A for the three months ended March 31, 2026, compared to the same period in 2025 is primarily due to the impact of impairments in the fourth quarter of 2025 and lower production volumes period over period, partially offset by the additional interests acquired in New Mexico in first-quarter 2026. Accretion increased slightly from prior period due to the additional interest acquired in New Mexico.

General and Administrative Expense (excluding stock-based compensation)

General and administrative expense, excluding stock-based compensation, decreased for the three months ended March 31, 2026, compared to the same period in 2025 primarily due to a decrease in employee costs resulting from lower headcount in 2026.

Stock-based Compensation

Stock-based compensation decreased period over period due to a lower number of awards in first quarter 2026. Empire utilizes stock-based compensation to compensate the Board, members of management, and retain talented personnel. Empire anticipates stock-based compensation to continue to be utilized in 2026 and beyond to attract and retain talented personnel and compensate Board members and consultants.

Interest Expense

Cash-based interest expense increased for the three months ended March 31, 2026, compared to the same period in 2025 primarily due to a higher average outstanding balance on the Company’s Credit Facility and additional equipment and vehicle notes. Additionally, the Company’s non-cash-based interest expense was higher in 2026 due to the remaining unamortized discount related to the September Note being fully amortized upon full repayment during the quarter.

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

Changes in Internal Control Over Financial Reporting

While we continue to implement design enhancements to our internal control procedures, we believe there were no changes to our internal control over financial reporting during the three months ended March 31, 2026, which were identified in connection with the evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

For information regarding legal proceedings, see Note 14 – Commitments and Contingencies of the unaudited interim condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

Not applicable.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

Empire was not informed by any of its directors or Section 16 officers of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K, during the first quarter of 2026.

Item 6. Exhibits

10.1

Sales Agreement by and between Empire Petroleum Corporation and Roth Capital Partners, LLC, dated May 1, 2026 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated May 1, 2026, which was filed on May 1, 2026).

10.2

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

Empire Petroleum Corporation

Date: May 14, 2026	By:	/s/ Michael R. Morrisett
Michael R. Morrisett
Chief Executive Officer and President
(Principal Executive Officer and Principal Financial Officer)