Form 10-Q
period 2026-06-30
EMPIRE PETROLEUM CORP
filed 2026-08-14
CIK 887396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of August 11, 2026 was 41,577,341.

EMPIRE PETROLEUM CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EMPIRE PETROLEUM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(Unaudited)

	June 30,	December 31,
	2026	2025
ASSETS
Current Assets:
Cash	$3,124	$1,189
Accounts Receivable	6,652	5,122
Commodity Derivative Instruments	38	—
Inventory	1,387	1,262
Prepaids	788	607
Total Current Assets	11,989	8,180

Property and Equipment:
Oil and Natural Gas Properties, Successful Efforts	162,273	148,238
Less: Accumulated Depletion, Amortization and Impairment	(96,190)	(93,425)
Total Oil and Gas Properties, Net	66,083	54,813
Other Property and Equipment, Net	1,993	1,486
Total Property and Equipment, Net	68,076	56,299

Other Noncurrent Assets	1,010	1,394

Total Assets	$81,075	$65,873

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$9,688	$10,799
Accounts Payable - Related Party (Note 13)	3,078	—
Accrued Expenses	13,378	12,616
Current Portion of Lease Liability	562	286
Current Portion of Long-Term Debt	1,632	641
Total Current Liabilities	28,338	24,342

Long-Term Debt	13,505	14,415
Long-Term Note Payable - Related Party, net (Note 8)	—	1,023
Long-Term Lease Liability	339	12
Financial Derivative Instrument	—	281
Asset Retirement Obligations	31,577	30,406
Total Liabilities	73,759	70,479

Commitments and Contingencies (Note 14)

Stockholders’ Equity:
Series A Preferred Stock - $0.001 Par Value, 10,000,000 Shares Authorized, 6 and 6 Shares Issued and Outstanding, Respectively	—	—
Common Stock - $0.001 Par Value 190,000,000 Shares Authorized, 41,556,741 and 34,855,815 Shares Issued and Outstanding, Respectively	101	94
Additional Paid-in-Capital	168,606	148,191
Accumulated Deficit	(161,391)	(152,891)

Total Stockholders’ Equity (Deficit)	7,316	(4,606)

Total Liabilities and Stockholders’ Equity	$81,075	$65,873

See accompanying notes to unaudited interim condensed consolidated financial statements.

EMPIRE PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Oil Sales	$11,017	$8,005	$18,319	$16,054
Gas Sales	(524)	221	(339)	769
Natural Gas Liquids Sales	614	521	811	916
Total Product Revenues	11,107	8,747	18,791	17,739
Other	10	7	20	17
Loss on Derivatives	(1,612)	—	(4,203)	—
Total Revenue	9,505	8,754	14,608	17,756

Costs and Expenses:
Lease Operating Expense	5,037	6,387	10,197	12,153
Production and Ad Valorem Taxes	938	768	1,445	1,480
Depreciation, Depletion & Amortization	1,444	2,576	2,861	4,802
Accretion of Asset Retirement Obligation	542	534	1,077	1,060
General and Administrative:
General and Administrative	2,878	2,906	5,754	6,103
Stock-Based Compensation	208	486	397	1,017
Total General and Administrative	3,086	3,392	6,151	7,120

Total Cost and Expenses	11,047	13,657	21,731	26,615

Operating Loss	(1,542)	(4,903)	(7,123)	(8,859)

Other Income and (Expense):
Interest Expense	(329)	(334)	(809)	(630)
Loss on Extinguishment of Debt (Note 8)	—	—	(659)	—
Other Income (Expense)	13	181	91	212

Loss Before Taxes	(1,858)	(5,056)	(8,500)	(9,277)

Income Tax Benefit (Provision)	—	—	—	—

Net Loss	$(1,858)	$(5,056)	$(8,500)	$(9,277)

Net Loss per Common Share:
Basic	$(0.05)	$(0.15)	$(0.22)	$(0.27)
Diluted	$(0.05)	$(0.15)	$(0.22)	$(0.27)

Weighted-Average Number of Common Shares Outstanding:
Basic	41,274,853	33,853,310	38,653,838	33,837,377
Diluted	41,274,853	33,853,310	38,653,838	33,837,377

See accompanying notes to unaudited interim condensed consolidated financial statements.

EMPIRE PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

(Unaudited)

	Common Stock		Preferred Stock		Additional	Accumulated
	Shares	Par Value	Shares	Par Value	Paid-in-Capital	Deficit	Total
Balances, December 31, 2025	34,855,815	$94	6	$—	$148,191	$(152,891)	$(4,606)

Net Loss	—	—	—	—	—	(6,642)	(6,642)

Conversion of Option to Purchase (Note 3)	562,500	1	—	—	1,799	—	1,800

Conversion of Convertible Debt to Shares (Note 8)	1,003,344	1	—	—	2,999	—	3,000

Rights Offering (Note 10)	3,344,152	3	—	—	9,945	—	9,948

Stock-Based Compensation	10,493	—	—	—	189	—	189

Balances, March 31, 2026	39,776,304	$99	6	$—	$163,123	$(159,533)	$3,689

Net Loss	—	—	—	—	—	(1,858)	(1,858)

Shares Issued for Louisiana Development Project (Note 3)	1,759,000	2	—	—	5,275	—	5,277

Stock-Based Compensation	21,437	—	—	—	208	—	208

Balances, June 30, 2026	41,556,741	$101	6	$—	$168,606	$(161,391)	$7,316

	Common Stock		Preferred Stock		Additional	Accumulated
	Shares	Par Value	Shares	Par Value	Paid-in-Capital	Deficit	Total
Balances, December 31, 2024	33,667,132	$93	6	$—	$143,489	$(80,817)	$62,765

Net Loss	—	—	—	—	—	(4,221)	(4,221)

Stock-Based Compensation	43,595	—	—	—	531	—	531

Balances, March 31, 2025	33,710,727	$93	6	$—	$144,020	$(85,038)	$59,075

Net Loss	—	—	—	—	—	(5,056)	(5,056)

Stock-Based Compensation	45,868	—	—	—	486	—	486

Balances, June 30, 2025	33,756,595	$93	6	$—	$144,506	$(90,094)	$54,505

See accompanying notes to unaudited interim condensed consolidated financial statements.

EMPIRE PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2026	2025
Cash Flows From Operating Activities:
Net Loss	$(8,500)	$(9,277)

Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities:
Stock-Based Compensation	397	1,017
Amortization of Right-of-Use Assets	336	241
Depreciation, Depletion & Amortization	2,861	4,802
Accretion of Asset Retirement Obligations	1,077	1,060
Loss on Commodity Derivatives	4,203	—
Net Settlements on Commodity Derivative Instruments	(4,241)	—
Gain on Financial Derivative (Note 8)	(78)	—
Amortization of Debt Discount on Convertible Notes	115	—
Loss on Extinguishment of Debt	659	—
Gain on Sale of Oil and Natural Gas Properties	—	(175)
Gain on Write Off or Sale of Other Fixed Assets	(12)	(32)
Change in Operating Assets and Liabilities:
Accounts Receivable	(1,493)	(2,012)
Inventory, Oil in Tanks	(125)	1
Prepaids, Current	371	425
Accounts Payable	(1,985)	1,321
Accounts Payable - Related Party (Note 13)	2,124	—
Accrued Expenses	762	1,054
Other Long-Term Assets and Liabilities	(194)	50
Net Cash Used In Operating Activities	(3,723)	(1,525)

Cash Flows From Investing Activities:
Disposal of Oil and Natural Gas Properties	—	175
Capital Expenditures - Oil and Natural Gas Properties (1)	(3,556)	(3,171)
Disposal of Other Fixed Assets	—	49
Purchase of Other Fixed Assets	(108)	(41)
Cash Paid for Right-of-Use Assets	(317)	(224)
Net Cash Used In Investing Activities	(3,981)	(3,212)

Cash Flows From Financing Activities:
Borrowings on Credit Facility	—	3,000
Payments on Credit Facility	(1,000)	—
Proceeds from Promissory Note - Related Party (Note 8)	3,000	2,000
Payments on Promissory Note - Related Party (Note 8)	(2,000)	—
Principal Payments of Debt	(309)	(221)
Proceeds from Rights Offering, net of transaction costs (Note 10)	9,948	—
Net Cash Provided By Financing Activities	9,639	4,779

Net Change in Cash	1,935	42

Cash - Beginning of Period	1,189	2,251

Cash - End of Period	$3,124	$2,293

Supplemental Cash Flow Information:
Cash Paid for Interest	$704	$592
Non-cash addition to oil and natural gas properties related to issuance of shares	7,077	—
(1)	Incurred capital expenditures were approximately $4.0 million and $3.3 million for the respective periods. The differences between incurred and cash capital expenditures is due to changes in related accounts payable.

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

Liquidity and Going Concern

The Company has a revolving line of credit agreement with Equity Bank which requires the Company to maintain compliance with certain financial covenants computed on a quarterly and annual basis. As of June 30, 2026, the Company was in compliance with all required covenants. However, the Company carried negative working capital of approximately $16.3 million as of June 30, 2026, from previous and unforeseen operational costs resulting in lower production volumes. A portion of the decline in operating cash flows from lower production volumes were offset during the second quarter of 2026 through commodity derivatives in place, but only a small fraction of our anticipated future production is currently hedged. To meet its obligations, the Company has a credit facility with remaining commitments of approximately $15.3 million as of June 30, 2026, however, only approximately $2.0 million is unused. Additionally, the commitment is reduced monthly by $0.25 million. The Company issued warrants to Phil Mulacek, a related party, in connection with a convertible note issued in September 2025. In March 2026 the Company raised approximately $10.0 million of gross proceeds from a subscription rights offering and in May 2026 entered into a sales agreement to sell up to an aggregate gross sales price of $7.5 million of shares of common stock through an at-the-market offering. While these transactions provide additional funding towards the Company’s obligations, the Company expects to have negative working capital for the remainder of 2026 and future expected operating cash flows do not sufficiently meet the Company’s obligations for the next 12 months. Given the negative working capital and insufficient expected operating cash flow there is substantial doubt about the Company’s ability to continue as a going concern.

Empire has committed financial support from Energy Evolution Master Fund, Ltd. (“Energy Evolution”), our largest stockholder who owns approximately 33.1% of our common stock as of June 30, 2026, and Petroleum Independent & Exploration, LLC, which is majority owned by Mr. Mulacek, and owns approximately 2.3% of our common stock outstanding as of June 30, 2026. Both are related parties of the Company. Energy Evolution and Petroleum Independent & Exploration, LLC are willing and able to provide these additional funds for Empire to continue to meet its obligations over the next 12 months. These additional funds may be raised through related party warrants, or a related party note payable that may or may not have conversion rights into shares of common stock of Empire.

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

Receivables are stated at amounts due, net of an allowance for credit losses, if necessary, and are considered past due if full payment is not received by the contractual due date. The Company estimates uncollectible amounts based on the length of time that the accounts receivable has been outstanding, historical collection experience and current and future economic and market conditions, if failure to collect is expected to occur. Past due accounts are generally written off against the allowance for credit losses account only after all collection attempts have been exhausted. The Company did not have an allowance for credit losses as of June 30, 2026.

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

Convertible Debt and Embedded Derivative Instruments

In connection with Empire’s issuance of a promissory note in the third quarter of 2025 and first quarter of 2026, Empire bifurcated the respective embedded conversion options and recorded the embedded conversion options as long-term and short-term, respectively, derivative liabilities in Empire’s unaudited interim condensed consolidated balance sheets in accordance with FASB ASC 815, Derivatives and Hedging. The derivative liability for the promissory note issued in the third quarter of 2025 was remeasured at each respective reporting period using a binomial lattice model with changes in fair value recorded in other income (expense) of the applicable period’s unaudited interim condensed consolidated statements of operations. The convertible debt for the promissory notes issued were carried at amortized cost. The convertible debt and the derivative liability associated with the promissory note issued in the third quarter of 2025 is separately presented as long-term note payable – related party and long-term derivative instruments on the unaudited interim condensed consolidated financial statements. The promissory note issued in first quarter of 2026 was fully converted into common shares of the Company in the same period.

The Company issued warrants with the promissory note in the third quarter of 2025 and determined they shall be classified as equity in accordance with FASB ASC 815, Derivatives and Hedging. The warrants were recorded as a discount to the long-term note payable – related party and presented as net on the unaudited interim condensed consolidated balance sheets. The value of the discount was determined by using a Black-Scholes model and recorded at its estimated relative fair value on the date the warrants were issued. It will be amortized over the life of the corresponding promissory note within interest expense in the unaudited interim condensed consolidated statements of operations.

Commodity Derivative Instruments

From time to time the Company enters into hedge agreements to manage its exposure to oil and natural gas price fluctuations. The fair value of derivative contracts is recognized as an asset or liability on the Company’s consolidated balance sheets. Realized gain or loss is recognized as a component of revenue when the derivative contracts mature. For contracts which have not matured, an unrealized gain or loss is recorded based on the change in the fair value of the outstanding contracts as a component of revenue in the unaudited interim condensed consolidated statements of operations.

We report the fair value of commodity derivatives in our unaudited interim condensed consolidated balance sheets in commodity derivative assets and commodity derivative liabilities as either current or non-current based on the timing of the settlement of individual trades. Trades that are scheduled to settle in the next twelve months are reported as current. The Company nets derivative assets and liabilities in our unaudited interim condensed consolidated balance sheets whenever it has a legally enforceable master netting agreement with the counterparty to a derivative contract.

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

Prior-Period Performance Obligations

The Company records revenue in the month that product is delivered to the purchaser. Settlement statements for certain natural gas and NGLs sales, however, may not be received for 30 to 90 days after the date the product is delivered, and as a result the Company is required to estimate the amount of product delivered to the purchaser and the price that will be received for the sale of the product. In these situations, the Company records the differences between its estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. Any identified differences between the Company’s revenue estimates and actual revenue received have historically been insignificant. For the six months ended June 30, 2026 and 2025, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve a degree of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instrument’s complexity. Empire reflects transfers between the three levels at the beginning of the reporting period in which the availability of observable inputs no longer justifies classification in the original level. There were no transfers between fair value hierarchy levels for the six months ended June 30, 2026.

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

Note 3 – Property

The aggregate capitalized costs of oil and natural gas properties are as follows:

	June 30,	December 31,
	2026	2025
Proved properties	$146,069	$141,079
Unproved properties	5,107	6,533
Work in process	11,097	626
Gross capitalized costs	162,273	148,238
Accumulated depletion, amortization and impairment	(96,190)	(93,425)
Total Oil and gas properties, net	$66,083	$54,813

Depletion and amortization expense related to oil and gas properties for the three months ended June 30, 2026 and 2025, was approximately $1.3 million and $2.5 million, respectively. Depletion and amortization expense related to oil and gas properties for the six months ended June 30, 2026 and 2025, was approximately $2.6 million and $4.6 million, respectively.

Proved oil and natural gas properties are reviewed for impairment at least annually, or as indicators of impairment arise. There were no indicators of impairment identified during the six months ended June 30, 2026.

On May 1, 2025, the Company extended its option to purchase certain New Mexico interests from Energy Evolution which also allowed for payment for such extension to be made in cash in lieu the issuance of common shares, due and payable on or before September 30, 2025. The Company made a cash payment to Energy Evolution on September 30, 2025 to extend the purchase option for an additional year.

On December 10, 2025, the Company entered into a letter agreement with Energy Evolution to acquire the remaining 40% of certain New Mexico interests and closed on the transaction on January 5, 2026. As consideration, Empire issued 562,500 shares of common stock based on an agreed upon price of $3.20 per share for an aggregate agreed upon value of $1.8 million.

In January 2026, Empire paid approximately $0.1 million for certain interests in undeveloped properties in North Dakota. The transaction was subject to customary regulatory procedures and finalized in the second quarter of 2026.

On March 18, 2026, Empire elected to participate in a three-well oil and natural gas development program with various related parties in Louisiana for a 25% working interest. Participation was funded by issuance of approximately 1.8 million shares of Empire common stock at a price of $3.00 per share issued in the second quarter of 2026. As of June 30, 2026, we have accrued approximately $1.0 million of additional costs incurred related to the gas development program reflected within accounts payable – related party on the unaudited interim condensed consolidated balance sheets.

Other property and equipment consists of operating lease assets, vehicles, office furniture, and equipment with lives ranging from three to five years. The capitalized costs of other property and equipment are as follows:

	June 30,	December 31,
	2026	2025
Other property and equipment, at cost	$5,101	$4,163
Less: accumulated depreciation	(3,108)	(2,677)
Total Other property and equipment, net	$1,993	$1,486

Depreciation expense related to other property and equipment for the three months ended June 30, 2026 and 2025, was approximately $0.1 million for both periods. Depreciation expense related to other property and equipment for the six months ended June 30, 2026 and 2025, was approximately $0.2 million for both periods.

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

The Company’s ARO activities are summarized in the following table:

	For the Six Months Ended June 30,
	2026	2025
Asset retirement obligations, beginning of period	$31,816	$30,188
Liabilities assumed in acquisition	310	—
Revisions	—	—
Liabilities settled from plugging activity	(216)	(162)
Accretion expense	1,077	1,060
Asset retirement obligations, end of period	$32,987	$31,086
Less: current portion included in Accrued expenses	1,410	1,765
Asset retirement obligations, long-term	$31,577	$29,321

The liabilities assumed in acquisition in 2026 relate to the acquisition of the remaining 40% of certain New Mexico interests which closed on January 5, 2026 (see Note 3 – Property).

Note 5 – Commodity Derivative Financial Instruments

The Company uses derivative financial instruments to manage its exposure to commodity price fluctuations from time to time. Commodity derivative instruments are used to reduce the effect of volatility of price changes on the oil and natural gas the Company produces and sells. The Company generally does not enter into derivative financial instruments for speculative or trading purposes. The Company’s derivative financial instrument activity consists of swaps and put options.

The Company does not designate its derivative instruments to qualify for hedge accounting. Accordingly, the Company reflects changes in the fair value of its derivative instruments in its unaudited interim condensed consolidated statements of operations as they occur. These contracts are recognized and recorded at fair value as an asset or liability on the Company’s unaudited interim condensed consolidated balance sheets. The fair value is generally determined using established index prices and other sources which are based upon, among other things, futures prices and time to maturity. These fair values are recorded by netting asset and liability positions, including any deferred premiums, that are with the same counterparty and are subject to contractual terms which provide for net settlement. Cash receipts or payments upon settlement of swaps and put options are reflected in the operating activities section of its unaudited interim condensed consolidated statements of cash flows.

During the first quarter of 2026, we entered into certain oil commodity derivative positions for the remaining three quarters of 2026 with reputable counterparties of acceptable credit risk and creditworthiness. As of June 30, 2026, the blended price for the remaining positions is $69.89. We did not have any open derivative positions during 2025.

The following table presents the recognized commodity derivative assets and liabilities on our unaudited interim condensed consolidated balance sheets as of the date indicated:

	June 30, 2026
	Gross	Effects of	Net
Balance Sheet Classification	Presentation	Netting	Presentation
Current assets	$71	$(33)	$38
Long-term assets	—	—	—
Total assets	$71	$(33)	$38

Current liabilities	$33	$(33)	$—
Long-term liabilities	—	—	—
Total liabilities	$33	$(33)	$—

The following table summarizes the net realized and unrealized amounts reported in earnings related to the oil derivative instruments:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Settlements received (paid) for derivatives, net (1)	$(4,241)	$—	$(4,241)	$—
Non-cash gain (loss) on derivatives, net	2,629	—	38	—
Loss on derivatives, net	$(1,612)	$—	$(4,203)	$—
(1)	For the three and six months ended June 30, 2026, includes amounts early settled by the counterparty on behalf of Empire of approximately $2.1 million. Refer to Note 13 – Related Party Transactions for additional information.

The following table sets forth the Company’s outstanding commodity derivative contracts as of June 30, 2026:

	Quarterly	Weighted-Average
	Volume (Bbls)	Fixed Price (Bbl)
2026
Third Quarter	58,000	$69.89

During the second quarter of 2026, a portion of our outstanding derivative positions were early settled by the counterparty, as it was contractually permitted to do, for a net realized loss of approximately $1.9 million. Cash settlement of the total $2.1 million net realized loss on derivative positions with this counterparty has not occurred and remains payable to a related party, further discussed in Note 13 – Related Party Transactions.

Note 6 – Accounts Receivable

The following table represents Empire’s accounts receivable as of the dates presented:

	June 30,	December 31,
	2026	2025
Oil, Gas and NGLs receivables	$2,368	$1,684
Joint interest billings	4,210	2,648
Joint interest billings - related party	—	762
Other	74	28
Total Accounts receivable	$6,652	$5,122

Note 7 – Accrued Expenses

The following table represents Empire’s accrued expenses as of the dates presented:

	June 30,	December 31,
	2026	2025
Accrued and suspended third-party revenue	$9,606	$8,202
Accrued salaries and payroll taxes	987	854
Accrued production taxes	1,009	888
Asset retirement obligations - current	1,410	1,410
Accrued legal costs	—	805
Other	366	457
Total Accrued expenses	$13,378	$12,616

Note 8 – Debt Including Debt with Related Parties

The following table represents Empire’s outstanding debt as of the dates presented:

	June 30,	December 31,
	2026	2025
Equity Bank Credit Facility	$13,146	$14,146
Notes Payable to insurance provider (1)	388	40
Equipment and vehicle notes, 4.46% to 9.59% interest rates, due in 2026 to 2031 with monthly payments ranging from $900 to $1,500 per month (2)	1,603	870
Total Debt	15,137	15,056
Less: Current Maturities on Credit Facility	(896)	(396)
Less: Current Maturities on Notes Payable, Equipment and Vehicle Notes	(736)	(245)
Long-Term Debt	$13,505	$14,415
(1)	Interest rate of 7.98% and 8.25% as of June 30, 2026 and December 31, 2025, respectively. Respective notes have monthly payments of principal and interest of $57,301 and $58,103 and mature in January 2027 and January 2026.
(2)	Weighted-average interest rate of 9.07% and 9.41% as of June 30, 2026 and December 31, 2025, respectively.

The following table represents Empire’s outstanding related-party debt as of the dates presented:

	June 30,	December 31,
	2026	2025
Promissory Note - Related Party	$—	$1,138
Less: Debt discount on warrants issued with Promissory Note - Related Party	—	(115)
Long-Term Note Payable - Related Party, net	$—	$1,023

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

On November 18, 2024, the Original Borrowers entered into the First Amendment to the Credit Facility (the “First Amendment”). Pursuant to the First Amendment (a) the maximum revolver commitment amount is $20.0 million; and (b) commencing on December 31, 2024, and occurring on the last day of each calendar month thereafter, the revolver commitment amount is reduced by $250,000.

On June 18, 2025, the Original Borrowers and Empire Texas Development LLC entered into the Second Amendment to the Credit Facility (the “Second Amendment”). The Second Amendment added Empire Texas Development LLC as a third borrower to the Original Borrowers (collectively “Borrowers”) to the original Credit Facility and extends the obligation security by liens on substantially all of the assets of Empire Texas Development LLC.

On December 29, 2025, the Borrowers entered into the Third Amendment to the Credit Facility (the “Third Amendment”). Pursuant to the Third Amendment, among other things, (a) the final maturity date was extended to December 29, 2028, (b) Borrowers delivered a replacement promissory note, (c) Empire Texas Development LLC executed and delivered an amended and restated security agreement, (d) Borrowers paid a fully earned and non-refundable loan extension fee of $0.05 million, and (e) the Company executed and delivered guarantor acknowledgment and ratification.

The Credit Facility requires Borrowers to maintain (a) a current ratio of 1.0 to 1.0 or more and (b) a ratio of funded debt to EBITDAX (as defined in the revolver loan agreement), calculated quarterly and annually based on a trailing twelve-month basis, of no more than 3.50 to 1.00. At June 30, 2026, the Borrowers were in compliance with all required covenants under the Credit Facility.

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

The Company leases vehicles primarily used in our field operations, which typically have a three-year life. We also entered into two equipment leases during the six months ended June 30, 2026, which are included within oil and natural gas properties, net within the unaudited interim condensed consolidated balance sheets. Each equipment lease has a two-year life with an option to purchase at the end of the respective lease. The option to purchase is generally not considered reasonably certain to be exercised and therefore not included in the determination of the lease.

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

Right-of-use lease expense was approximately $0.2 million and $0.1 million for the three months ended June 30, 2026 and 2025, respectively. Cash paid for right-of-use lease was approximately $0.2 million and $0.1 million for the same respective periods.

Supplemental balance sheet information related to the right-of-use leases is as follows:

	June 30,	December 31,
	2026	2025
Net operating lease asset (included in Other property and equipment, net)	$117	$328

Current portion of lease liability	$562	$286
Long-term lease liability	339	12
Total right-of-use lease liabilities	$901	$298

The weighted-average remaining term for Empire’s right-of-use leases is 1.58 years, and the weighted-average discount rate is 5.26% as of the second quarter of 2026.

Maturities of lease liabilities are as follows as of the date presented:

June 30,
2026
Year 1	$594
Year 2	346
Year 3	—
Year 4	—
Year 5	—
Total lease payments	940
Less: imputed interest	(39)
Total lease obligation	$901

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

In February 2026, Empire announced a subscription rights offering which was expected to raise gross proceeds of $6.0 million. Empire distributed at no charge to holders of its common stock, as of the close of business on February 2, 2026 (the record date), one non-transferable subscription right for each whole share of common stock owned by that stockholder on the record date. Each subscription right entitled the holder to purchase 0.057 shares of common stock at a subscription price of $2.99 per whole share. The offering includes an oversubscription privilege, which entitles stockholders who fully exercise their subscription rights the right to purchase at the same exercise price additional units in the rights offering that other stockholders do not purchase, subject to availability and pro-rata allocation of units among rights holders exercising such oversubscription privilege. No fractional shares of common stock were issued in the rights offering. The subscription rights were set to expire if they were not exercised or extended at the discretion of the Company by February 27, 2026. On February 25, 2026, the subscription rights offering was modified to entitle each holder to purchase 0.095 shares of common stock at a subscription price of $2.99 per one whole share of common stock for gross proceeds of approximately $10.0 million. The expiration date was also extended to, and the subscription rights offering was completed on March 18, 2026.

In March 2026, Mr. Mulacek converted the full February 2026 Note for total common shares of 1,003,344 in accordance with the terms of the February 2026 Note.

On May 1, 2026, the Company entered into a sales agreement with Roth Capital Partners, LLC ("Roth"), as sales agent and/or principal, under which the Company may sell from time to time shares of the Company's common stock having an aggregate offering price of up to $30.0 million in at-the-market offerings through or to Roth. Such shares will be issued pursuant to the Company's shelf registration statement on Form S-3 previously filed with the SEC and declared effective on September 22, 2023 (the “2023 S-3 Registration Statement”).  Under the 2023 S-3 Registration Statement, as of May 1, 2026, the Company is able to offer and sell shares of common stock having an aggregate gross sales price of up to $7.5 million from time to time in an at-the-market offering at prices and terms to be determined at the time of the sale. All proceeds are subject to customary agency fees. At this time no shares have been issued.

On April 22, 2026, the Company issued approximately 1.8 million shares at $3.00 per share of Empire common stock for a 25% working interest in three oil and natural gas wells in Louisiana.

Loss per Common Share

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net Loss	$(1,858)	$(5,056)	$(8,500)	$(9,277)

Basic Weighted-Average Shares	41,274,853	33,853,310	38,653,838	33,837,377
Effect of Dilutive Securities:
Dilutive effect of potential common shares issuable (1)	—	—	—	—
Diluted Weighted-Average Shares	41,274,853	33,853,310	38,653,838	33,837,377
Loss per Common Share
Basic	$(0.05)	$(0.15)	$(0.22)	$(0.27)
Diluted	$(0.05)	$(0.15)	$(0.22)	$(0.27)
(1)	For both the three and six months ended June 30, 2026, the Company had approximately 0.1 million of stock options, warrants, outstanding restricted stock units, and convertible debt excluded from the diluted shares calculation as their inclusion would be antidilutive due to a net loss for the respective periods. For both the three and six months ended June 30, 2025, the Company had approximately 1.0 million of stock options and outstanding restricted stock units excluded from the diluted shares calculation as their effect would have been anti-dilutive due to a net loss for the respective periods.

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

The following summary reflects nonvested restricted stock unit activity and related information:

		Weighted-Average
	RSUs	Fair Value (1)
Outstanding, December 31, 2025	88,799	$6.13
Granted	171,735	2.68
Vested	(17,263)	8.61
Forfeited	(4,366)	4.19
Outstanding, June 30, 2026	238,905	$3.50
(1)	Shares are valued at the grant-date market price.

The following summary reflects stock option activity and related information:

		Weighted-Average
	Options (2)	Exercise Price (3)
Outstanding, December 31, 2025	1,261,500	$6.17
Granted	37,000	3.10
Exercised	—	—
Cancelled	(210,332)	9.84
Outstanding, June 30, 2026 (1)	1,088,168	$5.36
Exercisable, June 30, 2026 (1)	873,333	$5.31
(1)	Stock options outstanding and exercisable had an aggregate intrinsic value of ($2.9) million and ($2.3) million, respectively.
(2)	Stock options outstanding at June 30, 2026, had a weighted-average remaining contract term of 3.32 years.
(3)	Stock options outstanding at June 30, 2026, had an exercise price range of $1.32 to $12.36.

Note 12 – Income Taxes

The Company operates exclusively within the U.S and is subject to U.S. federal and various state income tax. Any impacts of state income taxes is primarily attributable to New Mexico and North Dakota, which together represent more than 50% of the total state tax effect for the three and six months ended June 30, 2026 and 2025. The Company did not have any current or deferred tax expense for the three and six months ended June 30, 2026 and 2025. Additionally, as a result of the continued net operating losses, we have made no cash payments of U.S. federal or state income taxes, net of refunds, for the same respective periods.

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

Tax Legislation

On July 4, 2025, the U.S. enacted H.R. 1, informally referred to as the One Big Beautiful Bill Act (“OBBBA”) and contains a broad range of changes to the U.S. federal income tax laws and makes permanent or modifies certain provisions of the Tax Cuts and Jobs Act. Among other provisions, the OBBBA includes permanently restoring an EBITDA-based business interest deduction limitation, 100% bonus depreciation for certain property and immediate expensing for certain domestic research and experimental expenditures. The impacts of these changes are reflected within income tax provision (benefit) on the unaudited interim condensed consolidated statements of operations for the three and six months ended June 30, 2026 and 2025. We continue to monitor further legislative developments and administrative guidance.

Note 13 – Related Party Transactions

Phil Mulacek beneficially owns approximately 29.3% of the Company’s outstanding shares of common stock as of June 30, 2026 and is a board member of Energy Evolution and a majority owner of Petroleum Independent & Exploration, LLC and related entities (collectively “PIE”). Energy Evolution independently beneficially owns approximately 33.1% of the Company’s outstanding shares of common stock as of June 30, 2026.

The Company has a shared services agreement with PIE that includes access to administrative, engineering and support-services as well as building and insurance services and provides that the Company will reimburse PIE for the out-of-pocket costs incurred by PIE in providing such services to the Company.

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

On March 8, 2026, the Company entered into a letter agreement with Mr. Mulacek (the “EPC Hedging Letter Agreement”), pursuant to which Mr. Mulacek opened an account at UBS Financial Services Inc. (“UBS”) for the sole purpose of effecting commodity risk mitigating hedges on behalf of the Company (“EPC Hedging”). The parties entered into the EPC Hedging Letter Agreement because at such time, Mr. Mulacek was able to secure better commercial terms than the Company. The EPC Hedging Letter Agreement provided that all EPC Hedging would be conducted either (a) at the direction of the Company’s management and/or the Company’s Audit Committee or (b) after consultation with and approval from the Company’s management and/or the Company’s Audit Committee. The EPC Hedging Letter Agreement further provided that (i) any profits or losses arising in connection with EPC Hedging would be for the Company’s account, (ii) the parties would promptly make settlement payments as necessary after the monetization of any such EPC Hedging, and (iii) the Company would promptly reimburse Mr. Mulacek for any out-of-pocket costs and expenses incurred by him in connection with EPC Hedging. In the second quarter of 2026, due to circumstances outside of the Company’s control, all outstanding derivative positions related to the EPC Hedging were early settled by UBS, as UBS was contractually permitted to do, for a net realized loss of approximately $1.9 million. As of June 30, 2026, cash settlement of the $2.1 million total net realized loss on derivative positions with UBS remains payable to Mr. Mulacek. Mr. Mulacek has indicated a willingness to allow the Company to pay such amount to him with a reasonable rate of interest in 24 equal monthly installments.  The net realized loss on derivative positions are reflected within loss on derivatives on the Company’s unaudited interim condensed consolidated statements of operations and the payable to Mr. Mulacek is reflected within accounts payable – related party on the unaudited interim condensed consolidated balance sheets. The Company expects that it will issue a promissory note to Mr. Mulacek in the third quarter of 2026 to memorialize such arrangement.

On March 18, 2026, Empire elected to participate in a three-well oil and natural gas development program with various related parties in Louisiana for a 25% working interest. Participation was funded by issuance of approximately 1.8 million shares of Empire common stock at a price of $3.00 per share. As of June 30, 2026, we have accrued approximately $1.0 million for additional costs incurred related to the gas development program.

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

New Mexico Trespass

In December 2023, the Company initiated litigation in the Fifth Judicial District Court, Lea County, New Mexico, against a saltwater disposal operator asserting claims related to alleged trespass and unauthorized wastewater disposal within one of the Company's New Mexico water flood units. Certain rulings issued in July 2026 in the litigation were adverse to the Company's position; however, the litigation remains ongoing. Management continues to evaluate the potential outcomes of this matter. At this time, the Company cannot reasonably predict the ultimate outcome of the proceedings, and no amount has been recognized due to the uncertainty surrounding their resolution.

Note 15 – Fair Value Measurements

The following table provides the carrying value and fair value measurement information for certain financial assets and liabilities. The carrying values of cash, accounts receivable, inventory, accounts payable, accrued expenses, lease liabilities, notes payables and equipment and vehicle notes included in the accompanying unaudited interim consolidated balance sheets approximated fair value at June 30, 2026, and December 31, 2025, as applicable, and generally represent Level 2 fair values due to their short-term nature. Therefore, such financial assets and liabilities are not presented in the following table:

			Fair Value Measurements Using:
	Carrying	Total Fair	Level 1	Level 2	Level 3
	Amount	Value	Inputs	Inputs	Inputs
June 30, 2026 assets (liabilities)
Debt - Credit Facility	$(13,146)	$(13,146)	$—	$(13,146)	$—
Debt - Convertible Promissory Note - Related Party, excluding debt discount	—	—	—	—	—
Derivative Instrument - Commodity Derivatives	38	38	—	38	—
Derivative Instrument - Embedded Derivative	—	—	—	—	—

December 31, 2025 assets (liabilities)
Debt - Credit Facility	$(14,146)	$(14,146)	$—	$(14,146)	$—
Debt - Convertible Promissory Note - Related Party, excluding debt discount	(1,138)	(1,506)	—	—	(1,506)
Derivative Instrument - Commodity Derivatives	—	—	—	—	—
Derivative Instrument - Embedded Derivative	(281)	(281)	—	—	(281)

The following methods and assumptions were used to estimate the fair values in the table above and other fair value measurements.

Level 2

Commodity Derivatives – Derivative financial instruments are carried at fair value and measured on a recurring basis. The Company’s commodity price hedges are valued based on discounted future cash flow models that are primarily based on published forward commodity price curves.

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

Empire applies the provisions of fair value measurement on a non-recurring basis to its non-financial assets and liabilities, including oil and gas properties and asset retirement obligations. These assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments if events or changes in certain circumstances indicate that adjustments may be necessary. No triggering events that require assessment of such items were observed during the six months ended June 30, 2026 and 2025.

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

The CODM is provided with the following significant segment expenses within lease operating expense on the unaudited interim condensed consolidated statements of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Production costs	$4,383	$5,911	$8,915	$11,292
Workover activity	651	417	1,022	802
Plugging and abandonment activity	3	59	260	59
Total Lease operating expense	$5,037	$6,387	$10,197	$12,153

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

Overview

Our primary business is the optimization and development of oil and gas properties. We have incurred losses from operations in 2026 and 2025. There is no assurance that we will be profitable or obtain the funds necessary to finance our future operations.

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

Critical Accounting Estimates

The preparation of financial statements in conformity with US GAAP requires management to use judgment to make estimates and assumptions that affect certain amounts reported in the unaudited interim consolidated financial statements. As additional information becomes available, these estimates and assumptions are subject to change and thus impact amounts reported in the future. Because estimates and assumptions require significant judgment, future actual results could differ from those estimates and could have a significant impact on our results of operations, financial position and cash flows. We re-evaluate our estimates and assumptions at least on a quarterly basis and periodically update the estimates used in the preparation of the financial statements based on management’s latest assessment of the current and projected business and general economic environment. There have been no significant changes to Empire’s critical accounting estimates during the six months ended June 30, 2026.

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

Liquidity

As noted below, our working capital is negative as of June 30, 2026, which is primarily the result of previous and unforeseen operational costs and lower production. As of June 30, 2026, we had approximately $3.1 million in cash on hand and approximately $2.0 million available under our Credit Facility; however, the Company’s available borrowing capacity under the Credit Facility continues to decrease due to a monthly reduction to the borrowing capacity under the Credit Facility. Mr. Mulacek also holds a warrant certificate issued in connection with a convertible note issued in September 2025. Finally, the Company received gross proceeds of $10.0 million from a rights offering in March 2026 and the potential of up to an additional $7.5 million less agency fees from an at-the-market offering pursuant to the sales agreement entered into in May 2026.

Despite these transactions, the Company will require additional funds to satisfy the payables discussed above which are greater than estimated cash flow from operations over the next 12 months. Energy Evolution and PIE, both related parties of Empire, have indicated that they will, and have the ability to, provide sufficient support to sustain the operating, investing, and financing activities of Empire, as necessary. Management continues to seek additional sources of capital via the debt or equity markets to improve liquidity going forward. See Liquidity and Going Concern in Note 1 of Notes to Unaudited Interim Condensed Consolidated Financial Statements for further discussion of management’s plans.

Empire expects to continue to incur costs related to drilling activities in core areas as well as future oil and natural gas acquisitions in core areas. During the first six months of 2026, Empire incurred approximately $4.0 million of total additions to oil and natural gas properties, primarily related to the gas development program in Texas. It is expected that Empire will use a combination of debt or equity issuances, cash on hand, and cash flows from operations to fund capital programs, ongoing operations, and any potential acquisitions.

Hedging Positions

We generally do not enter into derivative financial instruments for speculative or trading purposes. As of June 30, 2026, our remaining outstanding derivative financial instruments account for 58,000 Bbls at a blended price of $69.89 to help minimize expected pricing volatility and to strengthen forward cash flow visibility. Any additional derivative financial instruments Empire may enter into or anticipated production increases from our ongoing development projects will further strengthen Empire’s cash flows from operations.

Working Capital

Working capital is presented in the table below. The change of approximately $0.2 million was primarily driven by a higher cash balance partially offset by the related party accounts payable further described in Note 13 – Related Party Transactions.

	June 30,	December 31,
(in thousands)	2026	2025
Current Assets	$11,989	$8,180
Current Liabilities	28,338	24,342
Working Capital	$(16,349)	$(16,162)

Cash Flows

	For the Six Months Ended June 30,
(in thousands)	2026	2025	Change
Cash flows provided by (used in):
Operating activities	$(3,723)	$(1,525)	$(2,198)
Investing activities	(3,981)	(3,212)	(769)
Financing activities	9,639	4,779	4,860

Operating Activities

Cash used in operating activities increased period over period primarily due to lower production volumes.

Investing Activities

Investing activities are primarily related to approximately $3.6 million of additions to oil and natural gas properties during the first six months of 2026 from the Company’s gas development program in Texas compared to $3.2 million of additions in the prior year’s first six months associated with various projects in Texas and North Dakota.

Financing Activities

Financing activities in the first six months of 2026 include both a $2.0 million repayment and a $3.0 million borrowing on respective related party notes with Mr. Mulacek. We also completed a rights offering in March 2026 for net proceeds of approximately $9.9 million. In addition, we paid $1.0 million of the outstanding balance of our revolving credit facility in the first quarter of 2026.

Capital Resources

Capital Expenditures

For the six months ended June 30, 2026, Empire incurred approximately $4.0 million of total additions to oil and natural gas properties which is primarily from the Company’s gas development program in Texas.

Production and Operating Data

The following table sets forth a summary of Empire’s production and operating data for the three and six months ended June 30, 2026 and 2025. Because of normal production declines, increased or decreased production due to future acquisitions, divestitures, development, and fluctuations in commodity prices, the historical information presented below should not be interpreted as being indicative of future results.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Production and Operating Data:
Net Production Volumes:
Oil (Bbl)	116,316	135,854	228,633	255,489
Natural gas (Mcf)	124,061	237,133	359,578	437,001
Natural gas liquids (Bbl)	29,126	39,091	46,753	70,544
Total (Boe)	166,118	214,467	335,315	398,867

Average Price per Unit:
Oil (1)	$58.26	$58.92	$61.57	$62.84
Natural gas	$(4.22)	$0.93	$(0.94)	$1.76
Natural gas liquids	$21.08	$13.33	$17.35	$12.98
Total (2)	$41.33	$40.78	$43.39	$44.47

Operating Costs and Expenses per Boe:
Lease operating expense (excluding workovers)	$26.38	$27.56	$26.59	$28.31
Workovers	$3.94	$2.22	$3.83	$2.16
Total Lease operating expense	$30.32	$29.78	$30.42	$30.47
Production and ad valorem taxes	$5.65	$3.58	$4.31	$3.71
Depreciation, depletion, amortization and accretion	$11.96	$14.50	$11.74	$14.70
General and administrative (excluding stock-based compensation)	$17.32	$13.55	$17.16	$15.30
Stock-based compensation	$1.26	$2.27	$1.18	$2.55
Total General and administrative	$18.58	$15.82	$18.34	$17.85
(1)	Average Oil Price per Unit excluding the effect of net settlements received (paid) for the three and six months ended June 30, 2026 were $94.72 and $80.12, respectively. There are no impacts for the three and six months ended June 30, 2025 as there were no open commodity derivatives during the respective periods.
(2)	Average Total Price per Unit excluding the effect of net settlements received (paid) for the three and six months ended June 30, 2026 were $66.86 and $56.04, respectively. There are no impacts for the three and six months ended June 30, 2025 as there were no open commodity derivatives during the respective periods.

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

Three Months Ended June 30, 2026 and 2025

Results of Operations

The following table reflects Empire’s summary operating information for the three months ended June 30, 2026 and 2025. Because of normal production declines, increased or decreased drilling activity and the effects of acquisitions, the historical information presented below should not be interpreted as indicative of future results.

	For the Three Months Ended June 30,
(in thousands)	2026	2025	Change
Oil Sales	$11,017	$8,005	$3,012
Gas Sales	(524)	221	(745)
NGL Sales	614	521	93
Total Product Revenues	11,107	8,747

Lease Operating Expense	5,037	6,387	(1,350)
Production and Ad Valorem Taxes	938	768	170
Depreciation, Depletion, Amortization and Accretion	1,986	3,110	(1,124)
General and Administrative (excluding stock-based compensation)	2,878	2,906	(28)
Stock-Based Compensation	208	486	(278)
Cash-Based Interest Expense	323	324	(1)
Non-Cash Interest Expense	6	10	(4)
Loss on Derivatives	(1,612)	—	(1,612)

Operating Loss	(1,542)	(4,903)	3,361
Net Loss	(1,858)	(5,056)	3,198

Revenues

Total product revenues for the three months ended June 30, 2026 increased compared to the prior year primarily due to a higher realized oil price per barrel from general market pricing trends partially offset by lower production volumes year over year.

Net oil sales volumes were approximately 116,000 Bbls for the three months ended June 30, 2026, a decrease over the same period in the prior year primarily due to natural decline and certain wells within North Dakota being down for our steam unit performance enhancement projects which began in the second quarter of 2026.

Realized oil prices for the three months ended June 30, 2026, were $58.26 per barrel, while realized prices for the same period in the prior year were $58.92 per barrel, a decrease of approximately 1% including the impact of the Company’s hedging contracts. The average oil price per barrel excluding the effect of net settlements received (paid) for the three months ended June 30, 2026, was $94.72. There were no impacts to prior period pricing due to no open hedging contracts during the period.

Realized natural gas prices for the three months ended June 30, 2026, were ($4.22) per Mcf, while realized prices for the same period in the prior year were $0.93 per Mcf. This is primarily due to the depressed natural gas prices in the second quarter of 2026 in New Mexico leading to below zero prices as deductions exceeded the natural gas prices.

Realized NGLs prices for the three months ended June 30, 2026, were $21.08 per barrel, while realized prices for the same period in the prior year were $13.33 per barrel, an increase of approximately 58% driven by an increase in overall market prices year over year.

Lease Operating Expense and Production Taxes

Lease operating expense was lower for the three months ended June 30, 2026, compared to the same period in 2025 primarily due to lower overall production and efforts by the Company to reduce overall operating costs. This decrease was partially offset by an increase in workover expense period over period primarily in New Mexico. Workover expenses were approximately $0.7 million for the three months ended June 30, 2026, compared to approximately $0.5 million for the same period in 2025

Production and ad valorem taxes were higher for the three months ended June 30, 2026, compared to the same period in 2025 as a result of the higher product revenues discussed above.

Depreciation, Depletion, Amortization and Accretion

The decrease in DD&A for the three months ended June 30, 2026, compared to the same period in 2025 is primarily due to the impact of impairments in the fourth quarter of 2025 and lower production volumes period over period, partially offset by the additional interests acquired in New Mexico in first-quarter 2026. Accretion increased slightly from prior period due to the additional interest acquired in New Mexico.

General and Administrative Expense (excluding stock-based compensation)

General and administrative expense, excluding stock-based compensation, decreased slightly for the three months ended June 30, 2026, compared to the same period in 2025 primarily due to a decrease in employee costs resulting from lower headcount in 2026 partially offset by additional professional fees and rent expense.

Stock-based Compensation

Stock-based compensation decreased period over period due to a lower number of awards in 2026. Empire utilizes stock-based compensation to compensate the Board, members of management, and retain talented personnel. Empire anticipates stock-based compensation to continue to be utilized in 2026 and beyond to attract and retain talented personnel and compensate Board members and consultants.

Interest Expense

Interest expense slightly decreased for the three months ended June 30, 2026, compared to the same period in 2025 due to a lower average outstanding balance and interest rate on the Company’s Credit Facility offset by additional equipment and vehicle notes.

Loss on Derivatives

The $1.6 million loss on derivatives for the three months ended June 30, 2026, is primarily due to higher market prices relative to our outstanding commodity derivative positions.

Six Months Ended June 30, 2026 and 2025

Results of Operations

The following table reflects Empire’s summary operating information for the six months ended June 30, 2026 and 2025. Because of normal production declines, increased or decreased drilling activity and the effects of acquisitions, the historical information presented below should not be interpreted as indicative of future results.

	For the Six Months Ended June 30,
(in thousands)	2026	2025	Change
Oil Sales	$18,319	$16,054	$2,265
Gas Sales	(339)	769	(1,108)
NGLs Sales	811	916	(105)
Total Product Revenues	18,791	17,739

Lease Operating Expense	10,197	12,153	(1,956)
Production and Ad Valorem Taxes	1,445	1,480	(35)
Depreciation, Depletion, Amortization and Accretion	3,938	5,862	(1,924)
General and Administrative (excluding stock-based compensation)	5,754	6,103	(349)
Stock-Based Compensation	397	1,017	(620)
Cash-Based Interest Expense	704	592	112
Non-Cash Interest Expense	105	38	67
Loss on Derivatives	(4,203)	—	(4,203)

Operating Loss	(7,123)	(8,859)	1,736
Net Loss	(8,500)	(9,277)	777

Revenues

Total product revenues for the six months ended June 30, 2026, increased compared to the prior year primarily due to a higher realized oil price per barrel from general market pricing trends partially offset by lower production volumes year over year.

Net oil sales volumes were approximately 229,000 Bbls for the six months ended June 30, 2026, a decrease of approximately 11% over the same period in the prior year primarily due to natural decline and operational challenges in North Dakota and New Mexico.

Realized oil prices for the six months ended June 30, 2026, were $61.57 per barrel, while realized prices for the same period in the prior year were $62.84 per barrel, a decrease of approximately 2% including the impact of the Company’s hedging contracts. The average realized oil price per barrel excluding the effect of net settlements received (paid) for the six months ended June 30, 2026, was $80.12. There were no impacts to prior period pricing due to no open hedging contracts during the period.

Realized natural gas prices for the six months ended June 30, 2026, were $(0.94) per Mcf, while realized prices for the same period in the prior year were $1.76 per Mcf. This is primarily due to the depressed natural gas prices in the second quarter of 2026 in New Mexico leading to below zero prices as deductions exceeded the natural gas prices.

Realized NGLs prices for the six months ended June 30, 2026, were $17.35 per barrel, while realized prices for the same period in the prior year were $12.98 per barrel, an increase of approximately 34% driven by an increase in overall market prices year over year.

Lease Operating Expense and Production Taxes

Lease operating expense was lower for the six months ended June 30, 2026, compared to the same period in 2025 primarily due to lower overall production and efforts by the Company to reduce overall operating costs The decrease was partially offset by an increase in workover expense period over period. Workover expenses were approximately $1.3 million for the six months ended June 30, 2026, compared to approximately $0.9 million for the same period in 2025. The higher workover expense in 2026 was primarily in North Dakota from the Company’s steam unit performance enhancements and general projects in New Mexico.

Production and ad valorem taxes were slightly lower for the six months ended June 30, 2026, compared to the same period in 2025 primarily due to prior period adjustments during the period.

Depreciation, Depletion, Amortization and Accretion

The decrease in DD&A for the six months ended June 30, 2026, compared to the same period in 2025 is primarily due to the impact of impairments in the fourth quarter of 2025 and lower production volumes period over period, partially offset by the additional interests acquired in New Mexico in first-quarter 2026. Accretion also increased slightly from prior period due to the additional interest acquired in New Mexico.

General and Administrative Expense (excluding stock-based compensation)

General and administrative expense, excluding stock-based compensation, decreased for the six months ended June 30, 2026, compared to the same period in 2025 primarily due to a decrease in employee costs resulting from a lower headcount in 2026.

Stock-based Compensation

Stock-based compensation decreased period over period due to a lower number of awards in 2026. Empire utilizes stock-based compensation to compensate the Board, members of management, and retain talented personnel. Empire anticipates stock-based compensation to continue to be utilized in 2026 and beyond to attract and retain talented personnel and compensate Board members and consultants.

Interest Expense

Cash-based interest expense increased for the six months ended June 30, 2026, compared to the same period in 2025 primarily due to additional equipment and vehicle notes partially offset by a lower average outstanding balance and interest rate on the Company’s Credit Facility. Additionally, the Company’s non-cash-based interest expense was higher for the six months ended June 30, 2026, due to the remaining unamortized discount related to the September Note being fully amortized upon full repayment during the first quarter of 2026.

Loss on Derivatives

The $4.2 million loss on derivatives for the six months ended June 30, 2026, is primarily due to higher market prices relative to our outstanding commodity derivative positions.

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

Changes in Internal Control Over Financial Reporting

While we continue to implement design enhancements to our internal control procedures, we believe there were no changes to our internal control over financial reporting during the three months ended June 30, 2026, which were identified in connection with the evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On April 22, 2026, the Company issued 1,759,000 shares of common stock at $3.00 per share to Mineral Resource Acquisition Corporation for a 25% working interest in three oil and natural gas wells in Louisiana. The issuance of such shares of common stock was not registered under the Securities Act of 1933, as amended, in reliance upon the exemption from the registration requirements of that Act provided by Section 4(a)(2) thereof. Mineral Resource Acquisition Corporation is a sophisticated investor with the experience and expertise to evaluate the merits and risks of an investment in the Company and the financial means to bear the risks of such an investment.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

Empire was not informed by any of its directors or Section 16 officers of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K, during the second quarter of 2026.

Item 6. Exhibits

10.1	Empire Petroleum Corporation 2026 Stock and Incentive Compensation Plan (incorporated herein by reference to Annex A to the Company’s Proxy Statement on Schedule 14A filed on April 30, 2026).

10.2

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

Empire Petroleum Corporation

Date: August 14, 2026	By:	/s/ Michael R. Morrisett
Michael R. Morrisett
Chief Executive Officer and President
(Principal Executive Officer and Principal Financial Officer)