Form 10-Q
period 2026-09-30
EMPIRE PETROLEUM CORP
filed 2026-11-13
CIK 887396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of November 10, 2026 was 41,637,341.

EMPIRE PETROLEUM CORPORATION

PART I.	FINANCIAL INFORMATION	Page No.

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025 (Unaudited)	2

	Condensed Consolidated Statements of Operations – For the Three and Nine Months Ended September 30, 2026 and 2025 (Unaudited)	3

	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) – For the Three and Nine Months Ended September 30, 2026 and 2025 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows – For the Nine Months Ended September 30, 2026 and 2025 (Unaudited)	5

	Notes to Unaudited Interim Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4.	Controls and Procedures	32

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	33

Item 1A.	Risk Factors	33

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3.	Defaults Upon Senior Securities	33

Item 4.	Mine Safety Disclosures	33

Item 5.	Other Information	33

Item 6.	Exhibits	34

	Signatures	35

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EMPIRE PETROLEUM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(Unaudited)

	September 30,	December 31,
	2026	2025
ASSETS
Current Assets:
Cash	$2,608	$1,189
Accounts Receivable	8,231	5,122
Inventory	1,472	1,262
Prepaids	772	607
Total Current Assets	13,083	8,180

Property and Equipment:
Oil and Natural Gas Properties, Successful Efforts	169,469	148,238
Less: Accumulated Depletion, Amortization and Impairment	(97,904)	(93,425)
Total Oil and Gas Properties, Net	71,565	54,813
Other Property and Equipment, Net	2,047	1,486
Total Property and Equipment, Net	73,612	56,299

Other Noncurrent Assets	932	1,394

Total Assets	$87,627	$65,873

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$16,619	$10,799
Accounts Payable - Related Party (Note 13)	2,125	—
Accrued Expenses	13,537	12,616
Current Portion of Lease Liability	511	286
Current Portion of Long-Term Debt	2,253	641
Total Current Liabilities	35,045	24,342

Long-Term Debt	12,890	14,415
Long-Term Note Payable - Related Party, net (Note 8)	2,812	1,023
Long-Term Lease Liability	224	12
Financial Derivative Instrument	412	281
Asset Retirement Obligations	32,192	30,406
Total Liabilities	83,575	70,479

Commitments and Contingencies (Note 14)

Stockholders’ Equity:
Series A Preferred Stock - $0.001 Par Value, 10,000,000 Shares Authorized, 6 and 6 Shares Issued and Outstanding, Respectively	—	—
Common Stock - $0.001 Par Value 190,000,000 Shares Authorized, 41,637,341 and 34,855,815 Shares Issued and Outstanding, Respectively	101	94
Additional Paid-in-Capital	168,857	148,191
Accumulated Deficit	(164,906)	(152,891)

Total Stockholders’ Equity (Deficit)	4,052	(4,606)

Total Liabilities and Stockholders’ Equity	$87,627	$65,873

See accompanying notes to unaudited interim condensed consolidated financial statements.

EMPIRE PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Oil Sales	$9,450	$8,790	$27,769	$24,844
Gas Sales	341	196	2	965
Natural Gas Liquids Sales	618	388	1,429	1,304
Total Product Revenues	10,409	9,374	29,200	27,113
Other	(5)	14	15	31
Loss on Derivatives	(835)	—	(5,038)	—
Total Revenue	9,569	9,388	24,177	27,144

Costs and Expenses:
Lease Operating Expense	6,530	5,735	16,727	17,888
Production and Ad Valorem Taxes	876	755	2,321	2,235
Depreciation, Depletion & Amortization	1,734	2,794	4,595	7,596
Accretion of Asset Retirement Obligation	541	534	1,618	1,594
General and Administrative:
General and Administrative	2,826	2,881	8,580	8,984
Stock-Based Compensation	251	238	648	1,255
Total General and Administrative	3,077	3,119	9,228	10,239

Total Cost and Expenses	12,758	12,937	34,489	39,552

Operating Loss	(3,189)	(3,549)	(10,312)	(12,408)

Other Income and (Expense):
Interest Expense	(356)	(388)	(1,165)	(1,018)
Loss on Extinguishment of Debt (Note 8)	—	—	(659)	—
Other Income (Expense)	30	93	121	305

Loss Before Taxes	(3,515)	(3,844)	(12,015)	(13,121)

Income Tax Benefit (Provision)	—	—	—	—

Net Loss	$(3,515)	$(3,844)	$(12,015)	$(13,121)

Net Loss per Common Share:
Basic	$(0.08)	$(0.11)	$(0.30)	$(0.39)
Diluted	$(0.08)	$(0.11)	$(0.30)	$(0.39)

Weighted-Average Number of Common Shares Outstanding:
Basic	41,775,216	34,043,173	39,708,478	33,906,417
Diluted	41,775,216	34,043,173	39,708,478	33,906,417

See accompanying notes to unaudited interim condensed consolidated financial statements.

EMPIRE PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

(Unaudited)

	Common Stock		Preferred Stock		Additional	Accumulated
	Shares	Par Value	Shares	Par Value	Paid-in-Capital	Deficit	Total
Balances, December 31, 2025	34,855,815	$94	6	$—	$148,191	$(152,891)	$(4,606)

Net Loss	—	—	—	—	—	(6,642)	(6,642)

Conversion of Option to Purchase (Note 3)	562,500	1	—	—	1,799	—	1,800

Conversion of Convertible Debt to Shares (Note 8)	1,003,344	1	—	—	2,999	—	3,000

Rights Offering (Note 10)	3,344,152	3	—	—	9,945	—	9,948

Stock-Based Compensation	10,493	—	—	—	189	—	189

Balances, March 31, 2026	39,776,304	$99	6	$—	$163,123	$(159,533)	$3,689

Net Loss	—	—	—	—	—	(1,858)	(1,858)

Shares Issued for Louisiana Development Project (Note 3)	1,759,000	2	—	—	5,275	—	5,277

Stock-Based Compensation	21,437	—	—	—	208	—	208

Balances, June 30, 2026	41,556,741	$101	6	$—	$168,606	$(161,391)	$7,316

Net Loss	—	—	—	—	—	(3,515)	(3,515)

Stock-Based Compensation	80,600	—	—	—	251	—	251

Balances, September 30, 2026	41,637,341	$101	6	$—	$168,857	$(164,906)	$4,052

	Common Stock		Preferred Stock		Additional	Accumulated
	Shares	Par Value	Shares	Par Value	Paid-in-Capital	Deficit	Total
Balances, December 31, 2024	33,667,132	$93	6	$—	$143,489	$(80,817)	$62,765

Net Loss	—	—	—	—	—	(4,221)	(4,221)

Stock-Based Compensation	43,595	—	—	—	531	—	531

Balances, March 31, 2025	33,710,727	$93	6	$—	$144,020	$(85,038)	$59,075

Net Loss	—	—	—	—	—	(5,056)	(5,056)

Stock-Based Compensation	45,868	—	—	—	486	—	486

Balances, June 30, 2025	33,756,595	$93	6	$—	$144,506	$(90,094)	$54,505

Net Loss	—	—	—	—	—	(3,844)	(3,844)

Rights Offering (Note 10)	469,351	1	—	—	2,358	—	2,359

Stock-Based Compensation	40,262	—	—	—	238	—	238

Debt Discount Related to Warrants (Note 8)	—	—	—	—	405	—	405

Balances, September 30, 2025	34,266,208	$94	6	$—	$147,507	$(93,938)	$53,663

See accompanying notes to unaudited interim condensed consolidated financial statements.

EMPIRE PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2026	2025
Cash Flows From Operating Activities:
Net Loss	$(12,015)	$(13,121)

Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities:
Stock-Based Compensation	648	1,255
Amortization of Right-of-Use Assets	545	358
Depreciation, Depletion & Amortization	4,595	7,596
Accretion of Asset Retirement Obligations	1,618	1,594
Loss on Commodity Derivatives	5,038	—
Net Settlements on Commodity Derivative Instruments	(5,038)	—
Gain on Financial Derivative (Note 8)	(104)	(97)
Amortization of Debt Discount on Convertible Notes	115	—
Loss on Extinguishment of Debt	659	—
Gain on Sale of Oil and Natural Gas Properties	—	(168)
Gain on Write Off or Sale of Other Fixed Assets	(12)	(32)
Change in Operating Assets and Liabilities:
Accounts Receivable	(2,433)	(177)
Inventory, Oil in Tanks	(210)	87
Prepaids, Current	387	645
Accounts Payable	2,805	(471)
Accounts Payable - Related Party (Note 13)	2,124	—
Accrued Expenses	921	1,655
Other Long-Term Assets and Liabilities	764	(319)
Net Cash Provided By (Used In) Operating Activities	407	(1,195)

Cash Flows From Investing Activities:
Disposal of Oil and Natural Gas Properties	—	575
Capital Expenditures - Oil and Natural Gas Properties (1)	(11,519)	(3,955)
Disposal of Other Fixed Assets	—	49
Purchase of Other Fixed Assets	(116)	(53)
Net Cash Used In Investing Activities	(11,635)	(3,384)

Cash Flows From Financing Activities:
Borrowings on Credit Facility	—	3,000
Payments on Credit Facility	(1,000)	—
Proceeds from Promissory Notes - Related Party (Note 8)	6,250	4,000
Payments on Promissory Note - Related Party (Note 8)	(2,000)	(2,000)
Principal Payments of Debt	(551)	(429)
Proceeds from Rights Offering, net of transaction costs (Note 10)	9,948	2,358
Net Cash Provided By Financing Activities	12,647	6,929

Net Change in Cash	1,419	2,350

Cash - Beginning of Period	1,189	2,251

Cash - End of Period	$2,608	$4,601

Supplemental Cash Flow Information:
Cash Paid for Interest	$1,032	$970
Non-cash addition to oil and natural gas properties related to issuance of shares	7,077	—
(1)	Incurred capital expenditure was approximately $14.0 million and $4.2 million for the respective periods. The difference between incurred and cash capital expenditures is due to changes in related accounts payable.

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

The accompanying unaudited interim condensed consolidated financial statements of Empire have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of Empire’s financial position, the results of operations, and the cash flows for the interim period are included. All intercompany accounts and transactions have been eliminated in consolidation. All adjustments are of a normal, recurring nature. Operating results for the interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

The information contained in this Form 10-Q should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2025, which are contained in Empire’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2026.

Liquidity and Going Concern

The Company has a revolving line of credit agreement with Equity Bank which requires the Company to maintain compliance with certain financial covenants computed on a quarterly and annual basis. As of September 30, 2026, the Company was in compliance with all required covenants. However, the Company carried negative working capital of approximately $22.0 million as of September 30, 2026, primarily from capital development projects that resulted in minimal to no increase in production. To meet its obligations, the Company has a credit facility with remaining commitments of approximately $14.5 million as of September 30, 2026, however, only approximately $1.2 million is unused. Additionally, the commitment is reduced monthly by $0.25 million. The Company issued warrants to Phil Mulacek, a related party, in connection with a convertible note issued in September 2025. In March 2026, the Company raised approximately $10.0 million of gross proceeds from a subscription rights offering. Finally, the Company received approximately $3.3 million in the third quarter of 2026 and approximately $6.8 million subsequent to the third quarter through respective related-party convertible notes. While these transactions provide additional funding towards the Company’s obligations, the Company expects to have negative working capital for the remainder of 2026 and future expected operating cash flows do not sufficiently meet the Company’s obligations for the next 12 months. Given the negative working capital and insufficient expected operating cash flow there is substantial doubt about the Company’s ability to continue as a going concern.

Empire has committed financial support from Energy Evolution Master Fund, Ltd. (“Energy Evolution”), one of our largest stockholders who owns approximately 29.3% of our common stock as of September 30, 2026, and Petroleum Independent & Exploration, LLC, which is majority owned by Mr. Mulacek, and owns approximately 4.9% of our common stock outstanding as of September 30, 2026. Both are related parties of the Company. Energy Evolution and Petroleum Independent & Exploration, LLC are willing and able to provide these additional funds for Empire to continue to meet its obligations over the next 12 months. These additional funds may be raised through related party warrants, or a related party note payable that may or may not have conversion rights into shares of common stock of Empire.

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

Principles of Consolidation

The unaudited interim condensed consolidated financial statements include the accounts and balances of the Company and have been prepared in accordance with U.S. GAAP. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Receivables are stated at amounts due, net of an allowance for credit losses, if necessary, and are considered past due if full payment is not received by the contractual due date. The Company estimates uncollectible amounts based on the length of time that the accounts receivable has been outstanding, historical collection experience and current and future economic and market conditions, if failure to collect is expected to occur. Past due accounts are generally written off against the allowance for credit losses account only after all collection attempts have been exhausted. The Company did not have an allowance for credit losses as of September 30, 2026.

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

Convertible Debt and Embedded Derivative Instruments

In connection with Empire’s issuance of a promissory note in the third quarter of 2025, first quarter of 2026, and third quarter of 2026, Empire bifurcated the respective embedded conversion options and recorded the embedded conversion options within long-term and short-term derivative liabilities in Empire’s unaudited interim condensed consolidated balance sheets in accordance with FASB ASC 815, Derivatives and Hedging. The derivative liability for the respective promissory notes issued in the third quarter of 2025 and third quarter of 2026 were remeasured at each respective reporting period using a binomial lattice model with changes in fair value recorded in other income (expense) of the applicable period’s unaudited interim condensed consolidated statements of operations. The convertible debt for the promissory notes issued were carried at amortized cost. The convertible debt and the derivative liability associated with the promissory notes issued in the third quarter of 2025 and 2026 are separately presented as long-term note payable – related party and long-term derivative instruments on the unaudited interim condensed consolidated financial statements. The promissory note issued in the first quarter of 2026 was fully converted into common shares of the Company in the same period.

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

Prior-Period Performance Obligations

The Company records revenue in the month that product is delivered to the purchaser. Settlement statements for certain natural gas and NGLs sales, however, may not be received for 30 to 90 days after the date the product is delivered, and as a result the Company is required to estimate the amount of product delivered to the purchaser and the price that will be received for the sale of the product. In these situations, the Company records the differences between its estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. Any identified differences between the Company’s revenue estimates and actual revenue received have historically been insignificant. For the nine months ended September 30, 2026 and 2025, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve a degree of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instrument’s complexity. Empire reflects transfers between the three levels at the beginning of the reporting period in which the availability of observable inputs no longer justifies classification in the original level. There were no transfers between fair value hierarchy levels for the nine months ended September 30, 2026.

Recently Issued Accounting Standards

The FASB periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. Empire has reviewed the recently issued pronouncements and concluded that the following standards are applicable:

In November 2024, FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (“Subtopic 220-40”), which expands disclosures around a public entity’s costs and expenses of specific items (i.e. employee compensation and depreciation, depletion and amortization (“DD&A”)), requires the inclusion of amounts that are required to be disclosed under U.S. GAAP in the same disclosure as other disaggregation requirements, requires qualitative descriptions of amounts remaining in expense captions that are not separately disaggregated quantitatively, and requires disclosure of total selling expenses, and in annual periods, the definition of selling expenses. The amendment does not change or remove existing disclosure requirements. The amendment is effective for fiscal years beginning after December 15, 2026, and interim periods with fiscal years beginning after December 15, 2027. Early adoption is permitted, and the amendment can be adopted prospectively or retrospectively to any or all periods presented in the financial statements. Empire is currently assessing the impact of adopting this standard which is expected to only affect financial statement disclosures.

In December 2025, FASB issued ASU 2025-12, Codification Improvements. ASU 2025-12 is the latest in a series of updates that the FASB made to the existing GAAP literature to amend or supplement that literature related to minor change and corrections that have identified and made amendments to thirty-three ASC topics. This ASU is effective for annual reporting periods that begin after December 15, 2026, and interim periods within those annual reporting periods. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosure.

Note 3 – Property

The aggregate capitalized costs of oil and natural gas properties are as follows:

	September 30,	December 31,
	2026	2025
Proved properties	$149,543	$141,079
Unproved properties	3,244	6,533
Work in process	16,682	626
Gross capitalized costs	169,469	148,238
Accumulated depletion, amortization and impairment	(97,904)	(93,425)
Total Oil and gas properties, net	$71,565	$54,813

Capitalized costs within work in process are costs incurred which are deferred until exploration and completion results are evaluated. For 2026, work in process costs primarily relate to the Company’s gas development project in Texas. Additionally, the initial funding and any additional costs incurred related to our participation in a three-well oil and natural gas development program in Louisiana further discussed below are also classified as work in process.

Depletion and amortization expense related to oil and gas properties for the three months ended September 30, 2026 and 2025, was approximately $1.5 million and $2.7 million, respectively. Depletion and amortization expense related to oil and gas properties for the nine months ended September 30, 2026 and 2025, was approximately $4.3 million and $7.3 million, respectively.

Proved oil and natural gas properties are reviewed for impairment at least annually, or as indicators of impairment arise. There were no indicators of impairment identified during the nine months ended September 30, 2026.

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

On March 18, 2026, Empire elected to participate in a three-well oil and natural gas development program with various related parties in Louisiana for a 25% working interest. Participation was funded by issuance of approximately 1.8 million shares of Empire common stock at a price of $3.00 per share issued in the second quarter of 2026. As of September 30, 2026, we have a remaining balance of approximately $0.6 million associated with our initial cash call to be applied toward our proportionate share of any future costs related to the gas development program. This balance is reflected within accounts receivable on the unaudited interim condensed consolidated balance sheets.

Other property and equipment consists of operating lease assets, vehicles, office furniture, and equipment with lives ranging from three to five years. The capitalized costs of other property and equipment are as follows:

	September 30,	December 31,
	2026	2025
Other property and equipment, at cost	$5,355	$4,163
Less: accumulated depreciation	(3,308)	(2,677)
Total Other property and equipment, net	$2,047	$1,486

Depreciation expense related to other property and equipment for the three months ended September 30, 2026 and 2025, was approximately $0.1 million for both periods. Depreciation expense related to other property and equipment for the nine months ended September 30, 2026 and 2025, was approximately $0.4 million and $0.3 million for the respective periods.

Note 4 – Asset Retirement Obligations

The Company’s asset retirement obligations (“AROs”) represent the estimated present value of the estimated cash flows the Company will incur to plug, abandon and remediate its producing properties at the end of their productive lives, in accordance with applicable state laws. Market risk premiums associated with asset retirement obligations are estimated to represent a component of the Company’s credit-adjusted risk-free rate that is utilized in the calculations of AROs.

The Company’s AROs activities are summarized in the following table:

	For the Nine Months Ended September 30,
	2026	2025
Asset retirement obligations, beginning of period	$31,816	$30,188
Liabilities assumed in acquisitions	383	—
Revisions	—	—
Liabilities settled from plugging activity	(215)	(361)
Accretion expense	1,618	1,594
Asset retirement obligations, end of period	33,602	31,421
Less: current portion included in Accrued expenses	1,410	1,765
Asset retirement obligations, long-term	$32,192	$29,656

The liabilities assumed in acquisitions in 2026 relate to the acquisition of the remaining 40% of certain New Mexico interests which closed on January 5, 2026, and the acquisition of certain interests in undeveloped properties in North Dakota (Note 3 – Property).

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

The Company does not designate its derivative instruments to qualify for hedge accounting. Accordingly, the Company reflects changes in the fair value of its derivative instruments in its unaudited interim condensed consolidated statements of operations as they occur. These contracts are recognized and recorded at fair value as an asset or liability on the Company’s unaudited interim condensed consolidated balance sheets. The fair value is generally determined using established index prices and other sources which are based upon, among other things, futures prices and time to maturity. These fair values are recorded by netting asset and liability positions, including any deferred premiums, which are with the same counterparty and are subject to contractual terms which provide for net settlement. Cash receipts or payments upon settlement of swaps and put options are reflected in the operating activities section of its unaudited interim condensed consolidated statements of cash flows.

During the first quarter of 2026, we entered into certain oil commodity derivative positions for the remaining three quarters of 2026 with reputable counterparties of acceptable credit risk and creditworthiness. As of September 30, 2026, all positions have settled.

The following table summarizes the net realized and unrealized amounts reported in earnings related to the oil derivative instruments:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Settlements received (paid) for derivatives, net (1)	$(797)	$—	$(5,038)	$—
Non-cash loss on derivatives, net	(38)	—	—	—
Loss on derivatives, net	$(835)	$—	$(5,038)	$—
(1)	For the nine months ended September 30, 2026, settlements received (paid) for derivatives, net includes amounts early settled by the counterparty on behalf of Empire of approximately $2.1 million. Refer to Note 13 – Related Party Transactions for additional information.

During the second quarter of 2026, a portion of our outstanding derivative positions were early settled by the counterparty, as it was contractually permitted to do, for a net realized loss of approximately $1.9 million. Cash settlement of the total $2.1 million net realized loss on derivative positions with this counterparty has not occurred and remains payable to a related party as of September 30, 2026, further discussed in Note 13 – Related Party Transactions.

Note 6 – Accounts Receivable

The following table represents Empire’s accounts receivable as of the dates presented:

	September 30,	December 31,
	2026	2025
Oil, Gas and NGLs receivables	$3,132	$1,684
Joint interest billings	4,363	2,648
Related party receivables	640	762
Other	96	28
Total Accounts receivable	$8,231	$5,122

Note 7 – Accrued Expenses

The following table represents Empire’s accrued expenses as of the dates presented:

	September 30,	December 31,
	2026	2025
Accrued and suspended third-party revenue	$9,892	$8,202
Accrued salaries and payroll taxes	854	854
Accrued production taxes	1,016	888
Asset retirement obligations - current	1,410	1,410
Accrued legal costs	—	805
Other	365	457
Total Accrued expenses	$13,537	$12,616

Note 8 – Debt Including Debt with Related Parties

The following table represents Empire’s outstanding debt as of the dates presented:

	September 30,	December 31,
	2026	2025
Equity Bank Credit Facility	$13,146	$14,146
Notes Payable to insurance provider (1)	228	40
Equipment and vehicle notes, 4.46% to 9.59% interest rates, due in 2026 to 2031 with monthly payments ranging from $900 to $1,500 per month (2)	1,769	870
Total Debt	15,143	15,056
Less: Current Maturities on Credit Facility	(1,646)	(396)
Less: Current Maturities on Notes Payable, Equipment and Vehicle Notes	(607)	(245)
Long-Term Debt	$12,890	$14,415
(1)	Interest rate of 7.98% and 8.25% as of September 30, 2026, and December 31, 2025, respectively. Respective notes have monthly payments of principal and interest of $57,301 and $58,103 and mature in January 2027 and January 2026.
(2)	Weighted-average interest rate of 9.03% and 9.41% as of September 30, 2026, and December 31, 2025, respectively.

The following table represents Empire’s outstanding related-party debt as of the dates presented:

	September 30,	December 31,
	2026	2025
Promissory Note - Related Party	$2,812	$1,138
Less: Debt discount on warrants issued with Promissory Note - Related Party	—	(115)
Long-Term Note Payable - Related Party, net	$2,812	$1,023

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

The Credit Facility requires Borrowers to maintain (a) a current ratio of 1.0 to 1.0 or more and (b) a ratio of funded debt to EBITDAX (as defined in the revolver loan agreement), calculated quarterly and annually based on a trailing twelve-month basis, of no more than 3.50 to 1.00. At September 30, 2026, the Borrowers were in compliance with all required covenants under the Credit Facility.

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

On September 24, 2025, Empire issued a convertible promissory note (the “September Note”) in the aggregate principal amount of $4.0 million to Mr. Mulacek with a maturity date of September 23, 2027 (the “September Maturity Date”) and accrues interest at the rate of 5.5% per annum with interest paid in cash on March 31, 2026, and on each semi-annual end date until the September Maturity Date. Mr. Mulacek advanced to the Company $2.0 million (“First Advance”) payable in full at the September Maturity Date and an additional $2.0 million may be advanced from time to time from March 23, 2026, and for a period of six months thereafter, provided no Event of Default further described in the September Note has occurred. Any unpaid balance after the September Maturity Date accrues interest at the rate of 9% per annum. The September Note carries no penalties for prepayment without the consent of Mr. Mulacek if Empire provides written notification within at least five business days. At the discretion of Mr. Mulacek all or any portion of the outstanding principal amount of the September Note may be converted into shares of common stock at a conversion price of $4.27 per share, subject to customary adjustments up to a maximum conversion shares amount of 936,768. On November 5, 2025, the September Note was amended to increase the conversion price for the First Advance to $4.32 per share for a maximum conversion shares amount of 462,962 and to provide that any further advances are at the discretion of Mr. Mulacek. The conversion price for each subsequent advance shall be determined per the terms of the amendment on November 5, 2025. The Company repaid the full outstanding balance and all related interest in February 2026. A loss on extinguishment of debt of approximately $0.7 million was recorded in connection with repayment.

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

Empire determined the warrants shall be classified as equity and accounted for as a discount to the outstanding September Note balance at its relative fair value and amortized over the life of the September Note. The amortization shall be recognized within interest expense in the consolidated statements of operations. The estimated relative fair value of the warrants on the date the warrant certificate was issued was approximately $0.4 million and determined using a Black-Scholes model with certain assumptions and inputs discussed in Note 15 – Fair Value Measurements. On the amendment date of November 5, 2025, the warrants were revalued by using a Black-Scholes model to approximately $0.1 million. As of December 31, 2025, the unamortized discount was approximately $0.1 million. The remaining unamortized discount was fully amortized during the first quarter of 2026 once the September Note was repaid.

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

On September 10, 2026, Empire issued a convertible promissory note (the “September 2026 Note”) in the aggregate principal amount of approximately $3.3 million to Petroleum Independent & Exploration, LLC with a maturity date of March 10, 2028. The September 2026 Note accrues interest at the rate of 6% per annum until the earlier of the date Petroleum Independent & Exploration, LLC elects to convert some or all of the outstanding principal or the outstanding principal is paid in cash on the maturity date. Any unpaid balance after the maturity date accrues interest at 9% per annum. The September 2026 Note carries no penalties for prepayment without the consent of Petroleum Independent & Exploration, LLC, if Empire provides written notification within at least five business days. At the discretion of Petroleum Independent & Exploration, LLC all or any portion of the outstanding principal amount of the September 2026 Note may be converted into shares of common stock beginning November 9, 2026, at a conversion price of $2.838 per share, subject to customary adjustments up to a maximum conversion shares amount of 1,145,173.

Empire determined that an embedded conversion feature included in the September 2026 Note required bifurcation from the host contract that is recognized as a separate derivative liability carried at fair value and revalued at each reporting period. The estimated fair value of the derivative liability, which represents a Level 3 valuation, was approximately $0.4 million on both September 10, 2026 and on September 30, 2026, and was determined using a binomial lattice model using certain assumptions and inputs. Accordingly, Empire recognized a small gain on the fair value adjustment of the derivative liability as of September 30, 2026, reflected within other income (expense) on the unaudited interim condensed consolidated statements of operations. All of the other embedded features of the September 2026 Note were clearly and closely related to the debt host and did not require bifurcation as a derivative liability.

On November 9, 2026, Empire issued a convertible promissory note (the “November 2026 Note”) in the aggregate principal amount of approximately $6.8 million to Energy Evolution with a maturity date of May 9, 2028. The November 2026 Note accrues interest at the rate of 6% per annum until the earlier of the date Energy Evolution elects to convert some or all of the outstanding principal or the outstanding principal is paid in cash on the maturity date. Any unpaid balance after the maturity date accrues interest at 9% per annum. The November 2026 Note carries no penalties for prepayment without the consent of Energy Evolution, if Empire provides written notification within at least five business days. At the discretion of Energy Evolution all or any portion of the outstanding principal amount of the November 2026 Note may be converted into shares of common stock beginning January 9, 2027, at a conversion price of $2.16 per share, subject to customary adjustments up to a maximum conversion shares amount of 3,125,000.

Note 9 – Leases

As a lessee, the Company leases its corporate office headquarters in Tulsa, Oklahoma, one field office, and vehicles primarily used in our field operations, which typically have a three-year life. We also entered into two equipment leases during the nine months ended September 30, 2026, which are included within oil and gas properties, net within the unaudited interim condensed consolidated balance sheets. Each equipment lease has a two-year life with an option to purchase at the end of the respective lease. The option to purchase is generally not considered reasonably certain to be exercised and therefore not included in the determination of the lease.

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

Right-of-use lease expense was approximately $0.2 million and $0.1 million for the three months ended September 30, 2026 and 2025, respectively. Cash paid for right-of-use lease was approximately $0.2 million and $0.1 million for the same respective periods. Right-of-use lease expense was approximately $0.5 million and $0.4 million for the nine months ended September 30, 2026 and 2025, respectively. Cash paid for right-of-use lease was approximately $0.5 million and $0.3 million for the same respective periods.

Supplemental balance sheet information related to the right-of-use leases is as follows:

	September 30,	December 31,
	2026	2025
Lease assets, net included in Other property and equipment, net	$59	$328
Lease assets, net included in Oil and gas properties, net	675	—
Total right-of-use lease assets, net	$734	$328

Current portion of lease liability	$511	$286
Long-term lease liability	224	12
Total right-of-use lease liabilities	$735	$298

The weighted-average remaining term for Empire’s right-of-use leases is 1.39 years, and the weighted-average discount rate is 5.16% as of the third quarter of 2026.

Maturities of lease liabilities are as follows as of the date presented:

September 30,
2026
Year 1	$536
Year 2	228
Year 3	—
Year 4	—
Year 5	—
Total lease payments	764
Less: imputed interest	(29)
Total lease obligation	$735

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

Loss per Common Share

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net Loss	$(3,515)	$(3,844)	$(12,015)	$(13,121)

Basic Weighted-Average Shares	41,775,216	34,043,173	39,708,478	33,906,417
Effect of Dilutive Securities:
Dilutive effect of potential common shares issuable (1)	—	—	—	—
Diluted Weighted-Average Shares	41,775,216	34,043,173	39,708,478	33,906,417
Loss per Common Share
Basic	$(0.08)	$(0.11)	$(0.30)	$(0.39)
Diluted	$(0.08)	$(0.11)	$(0.30)	$(0.39)
(1)	For the three and nine months ended September 30, 2026, the Company had approximately 0.4 million and 0.3 million, respectively, of stock options, outstanding restricted stock units, and convertible debt excluded from the diluted shares calculation as their inclusion would be antidilutive due to a net loss for the respective periods. For the three and nine months ended September 30, 2025, the Company had approximately 0.5 million and 0.6 million, respectively, of stock options, warrants, outstanding restricted stock units, and convertible debt excluded from the diluted shares calculation as their effect would have been anti-dilutive due to a net loss for the respective periods.

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

The following summary reflects nonvested restricted stock unit activity and related information:

		Weighted-Average
	RSUs	Fair Value (1)
Outstanding, December 31, 2025	88,799	$6.13
Granted	170,735	2.68
Vested	(117,863)	3.94
Forfeited	(12,366)	3.21
Outstanding, September 30, 2026	129,305	$3.84
(1)	Shares are valued at the grant-date market price.

The following summary reflects stock option activity and related information:

		Weighted-Average
	Options (2)	Exercise Price (3)
Outstanding, December 31, 2025	1,261,500	$6.17
Granted	62,000	2.93
Exercised	—	—
Cancelled	(317,665)	9.53
Outstanding, September 30, 2026 (1)	1,005,835	$4.91
Exercisable, September 30, 2026 (1)	848,000	$4.95
(1)	Stock options outstanding and exercisable had an aggregate intrinsic value of ($2.6) million and ($2.3) million, respectively.
(2)	Stock options outstanding at September 30, 2026, had a weighted-average remaining contract term of 3.29 years.
(3)	Stock options outstanding at September 30, 2026, had an exercise price range of $1.32 to $12.36.

Note 12 – Income Taxes

The Company operates exclusively within the United States (“U.S.”) and is subject to U.S. federal and various state income tax. Any impacts of state income taxes is primarily attributable to New Mexico and North Dakota, which together represent more than 50% of the total state tax effect for the three and nine months ended September 30, 2026 and 2025. The Company did not have any current or deferred tax expense for the three and nine months ended September 30, 2026 and 2025. Additionally, as a result of the continued net operating losses, we have made no cash payments of U.S. federal or state income taxes, net of refunds, for the same respective periods.

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

Tax Legislation

On July 4, 2025, the U.S. enacted H.R. 1, informally referred to as the One Big Beautiful Bill Act (“OBBBA”) and contains a broad range of changes to the U.S. federal income tax laws and makes permanent or modifies certain provisions of the Tax Cuts and Jobs Act. Among other provisions, the OBBBA includes permanently restoring an EBITDA-based business interest deduction limitation, 100% bonus depreciation for certain property and immediate expensing for certain domestic research and experimental expenditures. The impacts of these changes are reflected within income tax provision (benefit) on the unaudited interim condensed consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025. We continue to monitor further legislative developments and administrative guidance.

Note 13 – Related Party Transactions

Phil Mulacek beneficially owns approximately 30.0% of the Company’s outstanding shares of common stock as of September 30, 2026 and is a board member of Energy Evolution and a majority owner of Petroleum Independent & Exploration, LLC and related entities (collectively “PIE”). Energy Evolution independently beneficially owns approximately 29.3% of the Company’s outstanding shares of common stock as of September 30, 2026.

The Company has a shared services agreement with PIE that includes access to administrative, engineering and support-services as well as building and insurance services and provides that the Company will reimburse PIE for the out-of-pocket costs incurred by PIE in providing such services to the Company. For both the three months ended September 30, 2026 and 2025, the Company reimbursed approximately $0.1 million, respectively. For both the nine months ended September 30, 2026 and 2025, the Company reimbursed approximately $0.2 million, respectively.

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

On March 8, 2026, the Company entered into a letter agreement with Mr. Mulacek (the “EPC Hedging Letter Agreement”), pursuant to which Mr. Mulacek opened an account at UBS Financial Services Inc. (“UBS”) for the sole purpose of effecting commodity risk mitigating hedges on behalf of the Company (“EPC Hedging”). The parties entered into the EPC Hedging Letter Agreement because at such time, Mr. Mulacek was able to secure better commercial terms than the Company. The EPC Hedging Letter Agreement provided that all EPC Hedging would be conducted either (a) at the direction of the Company’s management and/or the Company’s Audit Committee or (b) after consultation with and approval from the Company’s management and/or the Company’s Audit Committee. The EPC Hedging Letter Agreement further provided that (i) any profits or losses arising in connection with EPC Hedging would be for the Company’s account, (ii) the parties would promptly make settlement payments as necessary after the monetization of any such EPC Hedging, and (iii) the Company would promptly reimburse Mr. Mulacek for any out-of-pocket costs and expenses incurred by him in connection with EPC Hedging. In the second quarter of 2026, due to circumstances outside of the Company’s control, all outstanding derivative positions related to the EPC Hedging were early settled by UBS, as UBS was contractually permitted to do, for a net realized loss of approximately $1.9 million. As of September 30, 2026, cash settlement of the $2.1 million total net realized loss on derivative positions with UBS remains payable to Mr. Mulacek. Mr. Mulacek has indicated a willingness to allow the Company to pay such amount to him with a reasonable rate of interest in 24 equal monthly installments.  The net realized loss on derivative positions are reflected within loss on derivatives on the Company’s unaudited interim condensed consolidated statements of operations and the payable to Mr. Mulacek is reflected within accounts payable – related party on the unaudited interim condensed consolidated balance sheets. The Company expects that it will issue a promissory note to Mr. Mulacek to memorialize such arrangement.

On March 18, 2026, Empire elected to participate in a three-well oil and natural gas development program with various related parties in Louisiana for a 25% working interest. Participation was funded by issuance of approximately 1.8 million shares of Empire common stock at a price of $3.00 per share. As of September 30, 2026, we have a remaining balance of approximately $0.6 million associated with our initial cash call to be applied toward our proportionate share of any future costs related to the gas development program.

On September 10, 2026, Empire issued the September 2026 Note to Petroleum Independent & Exploration, LLC in the amount of approximately $3.3 million. The note matures on March 10, 2028, at an interest rate of 6% per annum.

On November 9, 2026, Empire issued the November 2026 Note to Energy Evolution in the amount of approximately $6.8 million. The note matures on May 9, 2028, at an interest rate of 6% per annum.

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

New Mexico Financial Assurance Requirements

The NMOCD and the New Mexico State Land Office recently adopted amended rules that increase financial assurance (bonding) requirements for oil and gas wells and related facilities operated in New Mexico. Management is currently evaluating the requirements of the new rules and the Company’s plans for timely compliance, including the form and timing of any additional financial assurance. At this time, the Company cannot reasonably estimate the impact of the new rules on its financial position, results of operations or liquidity.

Note 15 – Fair Value Measurements

The following table provides the carrying value and fair value measurement information for certain financial assets and liabilities. The carrying values of cash, accounts receivable, inventory, accounts payable, accrued expenses, lease liabilities, notes payables and equipment and vehicle notes included in the accompanying unaudited interim consolidated balance sheets approximated fair value at September 30, 2026, and December 31, 2025, as applicable, and generally represent Level 2 fair values due to their short-term nature. Therefore, such financial assets and liabilities are not presented in the following table:

			Fair Value Measurements Using:
	Carrying	Total Fair	Level 1	Level 2	Level 3
	Amount	Value	Inputs	Inputs	Inputs
September 30, 2026 liabilities
Debt - Credit Facility	$13,146	$13,146	$—	$13,146	$—
Debt - Convertible Promissory Note - Related Party	2,812	2,812	—	—	2,812
Derivative Instrument - Embedded Derivative	412	412	—	—	412

December 31, 2025 liabilities
Debt - Credit Facility	$14,146	$14,146	$—	$14,146	$—
Debt - Convertible Promissory Note - Related Party, excluding debt discount	1,138	1,506	—	—	1,506
Derivative Instrument - Embedded Derivative	281	281	—	—	281

The following methods and assumptions were used to estimate the fair values in the table above and other fair value measurements.

Level 2

Credit Facility Debt – The fair value of our Credit Facility variable rate debt approximates the carrying value as the underlying prime rate changes based on prevailing market rates. See below for discussion on the fair value determination of the related party promissory note.

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

Empire applies the provisions of fair value measurement on a non-recurring basis to its non-financial assets and liabilities, including oil and gas properties and asset retirement obligations. These assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments if events or changes in certain circumstances indicate that adjustments may be necessary. No triggering events that require assessment of such items were observed during the nine months ended September 30, 2026 and 2025.

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

The CODM is provided with the following significant segment expenses within lease operating expense on the unaudited interim condensed consolidated statements of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Production costs	$4,601	$5,371	$13,516	$16,662
Workover activity	1,920	347	2,942	1,149
Plugging and abandonment activity	9	17	269	77
Total Lease operating expense	$6,530	$5,735	$16,727	$17,888

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

Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to use judgment to make estimates and assumptions that affect certain amounts reported in the unaudited interim consolidated financial statements. As additional information becomes available, these estimates and assumptions are subject to change and thus impact amounts reported in the future. Because estimates and assumptions require significant judgment, future actual results could differ from those estimates and could have a significant impact on our results of operations, financial position and cash flows. We re-evaluate our estimates and assumptions at least on a quarterly basis and periodically update the estimates used in the preparation of the financial statements based on management’s latest assessment of the current and projected business and general economic environment. There have been no significant changes to Empire’s critical accounting estimates during the nine months ended September 30, 2026.

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

Liquidity

As noted below, our working capital is negative as of September 30, 2026, primarily from capital development projects that resulted in minimal to no increase in production. As of September 30, 2026, we had approximately $2.6 million in cash on hand and approximately $1.2 million available under our Credit Facility; however, the Company’s available borrowing capacity under the Credit Facility continues to decrease due to a monthly reduction to the borrowing capacity under the Credit Facility (Note 8 – Debt Including Debt with Related Parties). Mr. Mulacek also holds a warrant certificate issued in connection with a convertible note issued in September 2025. The Company received gross proceeds of $10.0 million from a rights offering in March 2026 and received approximately $3.3 million during the third quarter of 2026 through a related party convertible note. Subsequent to the third quarter, the Company received approximately $6.8 million through a separate related party convertible note.

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

Empire expects to continue to incur costs related to drilling activities in core areas as well as future oil and natural gas acquisitions in core areas. During 2026, Empire incurred approximately $14.0 million of total additions to oil and natural gas properties, primarily related to the gas development program in Texas. It is expected that Empire will use a combination of debt or equity issuances, cash on hand, and cash flows from operations to fund capital programs, ongoing operations, and any potential acquisitions.

Hedging Positions

We generally do not enter into derivative financial instruments for speculative or trading purposes. As of September 30, 2026, we did not have any remaining open positions but continue to evaluate current pricing trends and any opportunities that may arise. Any additional derivative financial instruments Empire may enter into or anticipated production increases from our ongoing development projects will further strengthen Empire’s cash flows from operations.

Working Capital

Working capital is presented in the table below. The change of approximately $5.8 million was primarily driven by the related party accounts payable further described in Note 13 – Related Party Transactions and an increase in our general operating payables.

	September 30,	December 31,
(in thousands)	2026	2025
Current Assets	$13,083	$8,180
Current Liabilities	35,045	24,342
Working Capital	$(21,962)	$(16,162)

Cash Flows

	For the Nine Months Ended September 30,
(in thousands)	2026	2025	Change
Cash flows provided by (used in):
Operating activities	$407	$(1,195)	$1,602
Investing activities	(11,635)	(3,384)	(8,251)
Financing activities	12,647	6,929	5,718

Operating Activities

Cash provided by (used in) operating activities improved period over period primarily due to general market pricing trends partially offset by a decline in production.

Investing Activities

Investing activities for 2026 primarily relate to the Company’s gas development program in Texas which comprises the majority of the Company’s approximate $11.5 million cash spend compared to approximately $4.0 million in the prior period primarily associated with various projects in Texas and North Dakota.

Financing Activities

Financing activities in 2026 include a $2.0 million repayment on a related party note with Mr. Mulacek and a $1.0 million repayment on our revolving credit facility. We also had two related party borrowings of $3.0 million and $3.25 million during the period. Finally in March 2026, we completed a rights offering for net proceeds of approximately $9.9 million.

Capital Resources

Capital Expenditures

For the nine months ended September 30, 2026, Empire incurred approximately $14.0 million of total additions to oil and natural gas properties which is primarily from the Company’s gas development program in Texas.

Production and Operating Data

The following table sets forth a summary of Empire’s production and operating data for the three and nine months ended September 30, 2026 and 2025. Because of normal production declines, increased or decreased production due to future acquisitions, divestitures, development, and fluctuations in commodity prices, the historical information presented below should not be interpreted as being indicative of future results.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Production and Operating Data:
Net Production Volumes:
Oil (Bbl)	113,760	144,098	342,393	399,587
Natural gas (Mcf)	221,167	207,677	580,745	644,678
Natural gas liquids (Bbl)	34,593	41,938	81,346	112,482
Total (Boe)	185,214	220,648	520,530	619,515

Average Price per Unit:
Oil (1)	$76.06	$61.00	$66.39	$62.17
Natural gas	$1.54	$0.94	$—	$1.50
Natural gas liquids	$17.86	$9.25	$17.57	$11.59
Total (2)	$51.90	$42.48	$46.42	$43.76

Operating Costs and Expenses per Boe:
Lease operating expense (excluding workovers)	$24.84	$24.34	$25.96	$26.89
Workovers	$10.42	$1.65	$6.17	$1.98
Total Lease operating expense	$35.26	$25.99	$32.13	$28.87
Production and ad valorem taxes	$4.73	$3.42	$4.46	$3.61
Depreciation, depletion, amortization and accretion	$12.28	$15.08	$11.94	$14.83
General and administrative (excluding stock-based compensation)	$15.26	$13.06	$16.48	$14.50
Stock-based compensation	$1.36	$1.08	$1.25	$2.03
Total General and administrative	$16.62	$14.14	$17.73	$16.53
(1)	Average Oil Price per Unit excluding the effect of net settlements received (paid) for the three and nine months ended September 30, 2026 were $83.07 and $81.10, respectively. There are no impacts for the three and nine months ended September 30, 2025 as there were no open commodity derivatives during the respective periods.
(2)	Average Total Price per Unit excluding the effect of net settlements received (paid) for the three and nine months ended September 30, 2026 were $56.20 and $56.10, respectively. There are no impacts for the three and nine months ended September 30, 2025 as there were no open commodity derivatives during the respective periods.

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

Three Months Ended September 30, 2026 and 2025

Results of Operations

The following table reflects Empire’s summary operating information for the three months ended September 30, 2026 and 2025. Because of normal production declines, increased or decreased drilling activity and the effects of acquisitions, the historical information presented below should not be interpreted as indicative of future results.

	For the Three Months Ended September 30,
(in thousands)	2026	2025	Change
Oil Sales	$9,450	$8,790	$660
Gas Sales	341	196	145
NGL Sales	618	388	230
Total Product Revenues	10,409	9,374

Lease Operating Expense	6,530	5,735	795
Production and Ad Valorem Taxes	876	755	121
Depreciation, Depletion, Amortization and Accretion	2,275	3,328	(1,053)
General and Administrative (excluding stock-based compensation)	2,826	2,881	(55)
Stock-Based Compensation	251	238	13
Cash-Based Interest Expense	328	378	(50)
Non-Cash Interest Expense	28	10	18
Loss on Derivatives	(835)	—	(835)

Operating Loss	(3,189)	(3,549)	360
Net Loss	(3,515)	(3,844)	329

Revenues

Total product revenues for the three months ended September 30, 2026, increased compared to the prior year primarily due to a higher realized oil price per barrel from general market pricing trends partially offset by lower production volumes year over year.

Net oil sales volumes were approximately 114,000 Bbls for the three months ended September 30, 2026, a decrease over the same period in the prior year primarily due to natural decline and certain wells within North Dakota being down for our steam unit performance enhancement projects which began in the second quarter of 2026.

Realized oil prices for the three months ended September 30, 2026, were $76.06 per barrel, while realized prices for the same period in the prior year were $61.00 per barrel, an increase of approximately 25% including the impact of the Company’s hedging contracts. The average oil price per barrel excluding the effect of net settlements received (paid) for the three months ended September 30, 2026, was $83.07. There were no impacts to prior period pricing due to no open hedging contracts during the period.

Realized natural gas prices for the three months ended September 30, 2026, were $1.54 per Mcf, while prices realized for the same period in the prior year were $0.94 per Mcf primarily due to an increase in general market pricing.

Realized NGLs prices for the three months ended September 30, 2026, were $17.86 per barrel, while realized prices for the same period in the prior year were $9.25 per barrel, an increase of approximately 93% driven by an increase in overall market prices year over year.

Lease Operating Expense and Production Taxes

Lease operating expense was higher for the three months ended September 30, 2026, compared to the same period in 2025 primarily due to a higher workover expense partially offset by lower production and efforts by the Company to reduce overall operating costs. The increase in workover expense period over period is primarily due to a reclass of certain capitalized costs in Texas for projects which were reevaluated. Workover expenses were approximately $1.9 million for the three months ended September 30, 2026, compared to approximately $0.4 million for the same period in 2025.

Production and ad valorem taxes were higher for the three months ended September 30, 2026, compared to the same period in 2025 as a result of the higher product revenues discussed above.

Depreciation, Depletion, Amortization and Accretion

The decrease in DD&A for the three months ended September 30, 2026, compared to the same period in 2025 is primarily due to the impact of impairments in the fourth quarter of 2025 and lower production volumes period over period, partially offset by the additional interests acquired in New Mexico in first-quarter 2026 and certain interests in North Dakota finalized in second-quarter 2026. Accretion increased slightly from prior period as well due to these same events.

General and Administrative Expense (excluding stock-based compensation)

General and administrative expense, excluding stock-based compensation, decreased slightly for the three months ended September 30, 2026, compared to the same period in 2025 primarily due to a decrease in employee costs resulting from lower headcount in 2026.

Stock-based Compensation

Stock-based compensation increased slightly period over period due to a higher number of awards in the third quarter of 2026. Empire utilizes stock-based compensation to compensate the Board, members of management, and retain talented personnel. Empire anticipates stock-based compensation to continue to be utilized in 2026 and beyond to attract and retain talented personnel and compensate Board members and consultants.

Interest Expense

Interest expense decreased slightly for the three months ended September 30, 2026, compared to the same period in 2025 due to a lower average outstanding balance and interest rate on the Company’s Credit Facility offset by additional equipment and vehicle notes.

Loss on Derivatives

The $0.8 million loss on derivatives for the three months ended September 30, 2026, is primarily due to higher market prices relative to our commodity derivative positions.

Nine Months Ended September 30, 2026 and 2025

Results of Operations

The following table reflects Empire’s summary operating information for the nine months ended September 30, 2026 and 2025. Because of normal production declines, increased or decreased drilling activity and the effects of acquisitions, the historical information presented below should not be interpreted as indicative of future results.

	For the Nine Months Ended September 30,
(in thousands)	2026	2025	Change
Oil Sales	$27,769	$24,844	$2,925
Gas Sales	2	965	(963)
NGLs Sales	1,429	1,304	125
Total Product Revenues	29,200	27,113

Lease Operating Expense	16,727	17,888	(1,161)
Production and Ad Valorem Taxes	2,321	2,235	86
Depreciation, Depletion, Amortization and Accretion	6,213	9,190	(2,977)
General and Administrative (excluding stock-based compensation)	8,580	8,984	(404)
Stock-Based Compensation	648	1,255	(607)
Cash-Based Interest Expense	1,032	970	62
Non-Cash Interest Expense	133	48	85
Loss on Derivatives	(5,038)	—	(5,038)

Operating Loss	(10,312)	(12,408)	2,096
Net Loss	(12,015)	(13,121)	1,106

Revenues

Total product revenues for the nine months ended September 30, 2026, increased compared to the prior year primarily due to a higher realized oil price per barrel from general market pricing trends partially offset by lower production volumes year over year.

Net oil sales volumes were approximately 342,000 Bbls for the nine months ended September 30, 2026, a decrease of approximately 14% over the same period in the prior year primarily due to natural decline and operational challenges in North Dakota and New Mexico.

Realized oil prices for the nine months ended September 30, 2026, were $66.39 per barrel, while realized prices for the same period in the prior year were $62.17 per barrel, an increase of approximately 7% including the impact of the Company’s hedging contracts. The average realized oil price per barrel excluding the effect of net settlements received (paid) for the nine months ended September 30, 2026, was $81.10. There were no impacts to prior period pricing due to no open hedging contracts during the period.

Realized natural gas prices for the nine months ended September 30, 2026, were approximately $0.00 per Mcf, while realized prices for the same period in the prior year were $1.50 per Mcf. This is primarily due to the depressed natural gas prices in the second quarter of 2026 in New Mexico and deductions offsetting the natural gas prices.

Realized NGLs prices for the nine months ended September 30, 2026, were $17.57 per barrel, while prices realized for the same period in the prior year were $11.59 per barrel, an increase of approximately 52% driven by an increase in overall market prices year over year.

Lease Operating Expense and Production Taxes

Lease operating expense was lower for the nine months ended September 30, 2026, compared to the same period in 2025 primarily due to lower production and efforts by the Company to reduce overall operating costs. The decrease was partially offset by an increase in workover expense period over period. Workover expenses were approximately $3.2 million for the nine months ended September 30, 2026, compared to approximately $1.2 million for the same period in 2025. The higher workover expense in 2026 was primarily in North Dakota from the Company’s steam unit performance enhancements and general projects in New Mexico. We also reclassified certain capitalized costs for projects in Texas which were reevaluated in the third quarter of 2026.

Production and ad valorem taxes were slightly higher for the nine months ended September 30, 2026, compared to the same period in 2025 as a result of the higher product revenues discussed above.

Depreciation, Depletion, Amortization and Accretion

The decrease in DD&A for the nine months ended September 30, 2026, compared to the same period in 2025 is primarily due to the impact of impairments in the fourth quarter of 2025 and lower production volumes period over period, partially offset by the additional interests acquired in New Mexico in first-quarter 2026 and certain interests in North Dakota finalized in second-quarter 2026. Accretion increased slightly from prior period as well due to these same events.

General and Administrative Expense (excluding stock-based compensation)

General and administrative expense, excluding stock-based compensation, decreased for the nine months ended September 30, 2026, compared to the same period in 2025 primarily due to a decrease in employee costs resulting from a lower headcount in 2026.

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

Interest Expense

Cash-based interest expense increased slightly for the nine months ended September 30, 2026, compared to the same period in 2025 primarily due to additional equipment and vehicle notes partially offset by a lower average outstanding balance and interest rate on the Company’s Credit Facility. Additionally, the Company’s non-cash-based interest expense was higher for the nine months ended September 30, 2026, due to the remaining unamortized discount related to the September Note being fully amortized upon full repayment during the first quarter of 2026.

Loss on Derivatives

The $5.0 million loss on derivatives for the nine months ended September 30, 2026, is primarily due to higher market prices relative to our commodity derivative positions.

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

Changes in Internal Control Over Financial Reporting

While we continue to implement design enhancements to our internal control procedures, we believe there were no changes to our internal control over financial reporting during the three months ended September 30, 2026, which were identified in connection with the evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

Empire was not informed by any of its directors or Section 16 officers of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K, during the third quarter of 2026.

Item 6. Exhibits

10.1

Empire Petroleum Corporation Promissory Note due March 10, 2028 in the aggregate principal amount of $3,250,000 in favor of Petroleum Independent & Exploration, LLC (incorporated herein by reference to Exhibit 10 to the Company’s Form 8-K dated September 10, 2026, which was filed on September 16, 2026).

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

Empire Petroleum Corporation

Date: November 13, 2026	By:	/s/ Michael R. Morrisett
Michael R. Morrisett
Chief Executive Officer and President
(Principal Executive Officer and Principal Financial Officer)